Form 10-Q
period 2014-06-30
T2 Biosystems, Inc.
filed 2014-09-19
CIK 1492674

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

OR

☐              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number:  001-36571

T2 Biosystems, Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-4827488
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

101 Hartwell Avenue
Lexington, Massachusetts	02421
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (781) 457-1200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of September 12, 2014, the registrant had 20,040,604 shares of common stock outstanding.

T2 BIOSYSTEMS, INC.

i

PART I.

FINANCIAL INFORMATION

Item 1.                                                         Financial Statements

T2 Biosystems, Inc.

Condensed Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	June 30, 2014	December 31, 2013

Assets
Current assets:
Cash and cash equivalents	$15,876	$30,198
Prepaid expenses and other current assets	202	195
Total current assets	16,078	30,393
Property and equipment, net	1,327	1,118
Restricted cash	340	340
Other assets	2,307	34
Total assets	$20,052	$31,885
Liabilities, redeemable convertible preferred stock and stockholders’ deficit
Current liabilities:
Accounts payable	$720	$943
Accrued expenses	4,222	1,319
Current portion of notes payable	1,769	1,759
Current portion of deferred rent	35	25
Total current liabilities	6,746	4,046
Notes payable, net of current portion	2,411	3,299
Deferred rent, net of current portion	23	45
Warrants to purchase redeemable securities	1,226	1,225
Commitments and contingencies
Redeemable convertible preferred stock	116,625	112,813
Stockholders’ deficit:
Common stock, $0.001 par value; 28,254,907 shares authorized at June 30, 2014 and December 31, 2013, respectively; 1,456,508 and 1,411,986 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	1	1
Additional paid-in capital	—	—
Accumulated deficit	(106,980)	(89,544)
Total stockholders’ deficit	(106,979)	(89,543)
Total liabilities, redeemable convertible preferred stock and stockholders’ deficit	$20,052	$31,885

T2 Biosystems, Inc.

Condensed Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Research and grant revenue	$—	$120	$—	$120
Operating expenses:
Research and development	4,703	3,727	9,768	7,288
Selling, general and administrative	2,446	1,303	4,288	2,343
Total operating expenses	7,149	5,030	14,056	9,631
Loss from operations	(7,149)	(4,910)	(14,056)	(9,511)
Interest expense, net	(80)	(104)	(166)	(209)
Other income (expense), net	(74)	—	(1)	125
Net loss	$(7,303)	$(5,014)	$(14,223)	$(9,595)
Comprehensive loss	$(7,303)	$(5,014)	$(14,223)	$(9,595)
Reconciliation of net loss to net loss applicable to common stockholders:
Net loss	$(7,303)	$(5,014)	$(14,223)	$(9,595)
Accretion of redeemable convertible preferred stock to redemption value	$(1,906)	$(1,911)	$(3,812)	$(3,087)
Net loss applicable to common stockholders	$(9,209)	$(6,925)	$(18,035)	$(12,682)
Net loss per share applicable to common stockholders — basic and diluted	$(6.35)	$(4.95)	$(12.60)	$(9.13)
Weighted-average number of common shares used in computing net loss per share applicable to common stockholders — basic and diluted	1,451,124	1,397,603	1,431,542	1,388,953

T2 Biosystems, Inc.

Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2014	2013

Operating activities
Net loss	$(14,223)	$(9,595)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	299	284
Stock-based compensation expense	505	217
Noncash interest expense	21	22
Change in fair value of warrants	1	(110)
Loss on disposal of asset	(1)	—
Deferred rent	(13)	(3)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(8)	(146)
Accounts payable	(281)	465
Accrued expenses	1,509	350
Net cash used in operating activities	(12,191)	(8,516)
Investing activities
Purchases of property and equipment	(508)	(420)
Decrease in restricted cash	—	80
Net cash used in investing activities	(508)	(340)
Financing activities
Proceeds from issuance of redeemable convertible preferred stock, net	—	39,768
Proceeds from issuance of common stock and stock options exercises, net	96	33
Payment of deferred initial public offering costs	(777)	—
Payment of deferred financing costs	(50)	—
Repayments of notes payable	(892)	(72)
Net cash (used in) provided by financing activities	(1,623)	39,729
Net (decrease) increase in cash and cash equivalents	(14,322)	30,873
Cash and cash equivalents at beginning of period	30,198	9,709
Cash and cash equivalents at end of period	$15,876	$40,582

Supplemental disclosures of cash flow information
Cash paid for interest	$125	$158
Supplemental disclosures of noncash investing and financing activities
Accretion of Series A-1, A-2, B, C, D and E redeemable convertible preferred stock to redemption value	$3,812	$3,087
Deferred financing costs incurred but unpaid at period end	$85	$—
Initial public offering costs incurred but unpaid at period end	$1,309	$—

T2 Biosystems, Inc.

Notes to Condensed Financial Statements

(Unaudited)

1. Nature of Business

T2 Biosystems, Inc. (the “Company”) was incorporated on April 27, 2006 as a Delaware corporation with operations based in Lexington, Massachusetts. The Company is an in vitro diagnostic company that has developed an innovative and proprietary platform that enables rapid, sensitive and simple direct detection of pathogens, biomarkers and other abnormalities across a variety of unpurified patient sample types. The Company is using its T2 Magnetic Resonance platform (“T2MR”) to develop a broad set of applications aimed at reducing mortality rates, improving patient outcomes and reducing the cost of healthcare by helping medical professionals make targeted treatment decisions earlier. The Company’s initial development efforts target sepsis and hemostasis, areas of significant unmet medical need in which existing therapies could be more effective with improved diagnostics. The Company has completed a pivotal clinical trial for our T2Dx diagnostic instrument (“T2Dx”) and T2Candida panel (“T2Candida”).

Since inception, the Company has devoted substantially all of its efforts to research and development, business planning, recruiting management and technical staff, acquiring operating assets and raising capital.

Liquidity

At June 30, 2014 the Company has generated an accumulated deficit of $107.0 million since inception. The future success of the Company is dependent on its ability to obtain additional capital to develop its product candidates and fund its operations, obtain regulatory clearance for and successfully launch its product candidates and ultimately attain profitable operations. To date, the Company has funded its operations primarily through private placements of its redeemable convertible preferred stock and through debt financing arrangements. On August 12, 2014, the Company completed its initial public offering (“IPO”) whereby the Company sold 5,980,000 shares of its common stock for aggregate net proceeds of approximately $58.7 million (Note 7).  As a result of the completion of the IPO and additional liquidity of up to $30.0 million obtained from the loan and security agreement that closed on July 11, 2014 (Note 7), management believes that its cash resources will be sufficient to allow the Company to fund its current operating plan through at least the next twelve months.

The Company is subject to a number of risks similar to other pre-commercial life science companies, including, but not limited to, raising additional capital, development by its competitors of new technological innovations, development and market acceptance of the Company’s product candidates, and protection of proprietary technology.

2. Summary of Significant Accounting Policies

Basis of Presentation

The Company’s financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative United States generally accepted accounting principles as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”).

Unaudited Interim Financial Information

Certain information and footnote disclosures normally included in the Company’s annual financial statement have been condensed or omitted.  Accordingly, these interim condensed financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Registration Statement on Form S-1 filed on August 6, 2014, which includes the annual financial statements for the fiscal year ended December 31, 2013.

The accompanying interim balance sheet as of June 30, 2014, the statements of operations and comprehensive loss for the three and six months ended June 30, 2014 and 2013, the statements of cash flows for the six months ended June 30, 2014 and 2013 and the related financial data and other information disclosed in these notes are unaudited. The unaudited interim financial statements have been prepared on the same basis as the audited annual financial statements, and, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of June 30, 2014, and the results of its operations and its cash flows for the three and six months ended June 30, 2014 and 2013. The results for the three and six months ended June 30, 2014 are not necessarily indicative of the results to be expected for the year ending December 31, 2014, any other interim periods, or any future year or period.

Segment Information

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is the Chief Executive Officer. The Company views its operations and manages its business in one operating segment, which is the business of developing and, upon regulatory clearance, launching commercially its diagnostic products aimed at reducing mortality rates, improving patient outcomes and reducing the cost of healthcare by helping medical professionals make targeted treatment decisions earlier.

Deferred IPO Issuance Costs

Deferred initial public offering (“IPO”) issuance costs, which primarily consist of direct and incremental legal and accounting fees relating to the IPO, are capitalized. The deferred IPO issuance costs will be offset against IPO proceeds upon the consummation of the offering (Note 7). As of June 30, 2014, $2.1 million of deferred IPO issuance costs were recorded in other assets and unpaid deferred IPO issuance costs, totaling $1.3 million, were recorded in accrued expenses in the accompanying balance sheet.

Reverse Stock Split

The Company effected a 1-for-1.7 reverse stock split of its issued and outstanding common stock on July 25, 2014. All share and per share amounts related to issued and outstanding common stock, outstanding options and warrants exercisable for common stock included in these financial statements and notes to the financial statements and have been retroactively adjusted for all periods presented to reflect the reverse stock split, including reclassifying an amount equal to the reduction in par value of common stock to additional paid-in capital. The shares authorized, issued and outstanding of the Company’s redeemable convertible preferred stock are not impacted by the reverse stock split and have not been adjusted.  However, the conversion ratios of the Company’s redeemable convertible preferred stock for the purpose of determining the common stock issued upon conversion (Note 7) have been adjusted to reflect the reverse stock split.

Net Loss Per Share

Basic net loss per share is calculated by dividing net loss applicable to common stockholders, which is net loss plus accretion of redeemable convertible preferred stock to redemption value in the period, by the weighted-average number of common shares outstanding during the period, without consideration for common stock equivalents. Diluted net loss per share is calculated by adjusting the weighted-average number of shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury-stock method for outstanding stock options and warrants. For purposes of the diluted net loss per share calculation, redeemable convertible preferred stock, warrants to purchase redeemable convertible preferred stock and stock options are considered to be common stock equivalents, but have been excluded from the calculation of diluted net loss per share, as their effect, including the related impact to the numerator of the fair value adjustment of the warrant and the impact to the denominator of the warrant shares, would be anti-dilutive for all periods presented. Therefore, basic and diluted net loss per share applicable to common stockholders were the same for all periods presented.

Guarantees

As permitted under Delaware law, the Company indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The term of the indemnification is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make is unlimited; however, the Company has directors’ and officers’ insurance coverage that limits its exposure and enables it to recover a portion of any future amounts paid.

The Company leases office, laboratory and manufacturing space under noncancelable operating leases. The Company has standard indemnification arrangements under the leases that require it to indemnify the landlord against all costs, expenses, fines, suits, claims, demands, liabilities, and actions directly resulting from any breach, violation or nonperformance of any covenant or condition of the Company’s leases.

As of June 30, 2014 and December 31, 2013, the Company had not experienced any material losses related to these indemnification obligations, and no material claims with respect thereto were outstanding. The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related reserves were established.

Recently Adopted Accounting Pronouncements

In June 2014, the FASB issued amended guidance, ASU No 2014-09, Revenue from Contracts with Customers, which is applicable to revenue recognition that will be effective for the Company for the year ended December 31, 2017.  The new guidance must be adopted using either a full retrospective approach for all periods presented or a modified retrospective approach.  Early adoption is not permitted.  The new guidance applies a more principles-based approach to revenue recognition.  The Company is evaluating the new guidance and the expected effect on the Company’s condensed financial statements.

In June 2014, the FASB issued ASU 2014-10, Development Stage Entities (Topic 915) (“ASU 2014-10”), which removes the definition of a development stage entity from the ASC, thereby removing the financial reporting distinction between development stage entities and other reporting entities.  Accordingly, ASU 2014-10 eliminates the requirements for development stage entities to (1) present inception-to-date information in the statements of operations, cash flows and shareholder equity, (2) label financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.  ASU 2014-10 is effective for public business entities for annual periods beginning after December 15, 2014, and interim reporting periods beginning after December 15, 2015, with early adoption permitted.  The Company has adopted the provisions of ASU 2014-10 in the June 30, 2014 Quarterly Report on Form 10-Q.

3. Fair Value Measurements

The Company measures the following financial assets and liabilities at fair value on a recurring basis. In general, fair values determined by Level 1 inputs utilize observable inputs such as quoted prices in active markets for identical assets or liabilities.  Fair values determined by Level 2 inputs utilize data points that are either directly or indirectly observable, such as quoted prices, interest rates and yield curves.  Fair values determined by Level 3 inputs utilize unobservable data points in which there is little or no market data, which require the Company to develop its own assumptions for the asset or liability.  The Company has not changed the manner in which it values the liability for warrants to purchase redeemable securities, which is measured at fair value using Level 3 inputs. There were no transfers between levels of the fair value hierarchy during any of the periods presented. The following tables set forth the Company’s financial assets and liabilities carried at fair value categorized using the lowest level of input applicable to each financial instrument as of June 30, 2014 and December 31, 2013 (in thousands):

	Balance at June 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash	$2,557	$2,557	$—	$—
Money market funds	13,319	13,319	—	—
Restricted cash	340	340	—	—
	$16,216	$16,216	$—	$—
Liabilities:
Warrants to purchase redeemable securities	$1,226	$—	$—	$1,226
	$1,226	$—	$—	$1,226

	Balance at December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash	$2,631	$2,631	$—	$—
Money market funds	27,567	27,567	—	—
Restricted cash	340	340	—	—
	$30,538	$30,538	$—	$—
Liabilities:
Warrants to purchase redeemable securities	$1,225	$—	$—	$1,225
	$1,225	$—	$—	$1,225

The fair value of the Company’s preferred stock warrant liability represents a recurring measurement that is classified within Level 3 of the fair value hierarchy, wherein fair value is estimated using significant unobservable inputs.  The Company determined the fair value of the warrants to purchase redeemable convertible preferred stock based on input from management and the board of directors, which utilized an independent valuation of the Company’s enterprise value, determined utilizing an analytical valuation model, which as of June 30, 2014 was a hybrid approach based on an Option Pricing Model (OPM) and the Probability Weighted Expected Return Method (PWERM). Each valuation methodology includes estimates and assumptions that require the Company’s judgment. These estimates and assumptions include a number of objective and subjective factors, including external market conditions affecting the in vitro diagnostics industry sector, the prices at which the Company sold shares of preferred stock, the superior rights and preferences of securities at the time and the likelihood of achieving a liquidity event, such as an initial public offering or a sale of the Company. Any changes in the assumptions used in the valuation could materially affect the financial results of the Company.  The following table sets forth a summary of changes in the fair value of the Company’s preferred stock warrant liability (in thousands):

Six Months Ended June 30,
2014
Beginning balance	$1,225
Additional warrants issued	—
Change in fair value, recorded as a component of other income (expense)	1
Ending balance	$1,226

For certain financial instruments, including accounts payable and accrued expenses, the carrying amounts approximate their fair values as of June 30, 2014 and December 31, 2013 because of their short-term nature. At June 30, 2014 and December 31, 2013, the carrying value of the Company’s debt approximated fair value, which was determined using Level 3 inputs, including a quoted interest rate.

4. Supplemental Balance Sheet Information

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	June 30,	December 31,
	2014	2013
Accrued payroll and compensation	$834	$496
Accrued professional services	1,769	101
Accrued research and development expenses	1,053	422
Other accrued expenses	566	300
Total accrued expenses	$4,222	$1,319

Redeemable Convertible Preferred Stock

The Company’s redeemable convertible preferred stock consisted of the following (in thousands, except share and per share data):

	June 30,	December 31,
	2014	2013

Series A-1 redeemable convertible preferred stock $0.001 par value; 282,849 shares authorized, issued, and outstanding at June 30, 2014 and December 31, 2013; (liquidation preference of $899 at June 30, 2014 and $877 at December 31, 2013)	$897	$874
Series A-2 redeemable convertible preferred stock $0.001 par value; 1,717,728 shares authorized; 1,703,959 shares issued and outstanding at June 30, 2014 and December 31, 2013; (liquidation preference of $7,942 at June 30, 2014 and $7,744 at December 31, 2013)	7,924	7,724
Series B redeemable convertible preferred stock $0.001 par value; 3,523,765 shares authorized; 3,249,877 shares issued and outstanding at June 30, 2014 and December 31, 2013; (liquidation preference of $15,917 at June 30, 2014 and $15,485 at December 31, 2013)	15,898	15,464
Series C redeemable convertible preferred stock $0.001 par value; 4,085,125 shares authorized; 4,055,125 shares issued and outstanding at June 30, 2014 and December 31, 2013; (liquidation preference of $19,760 at June 30, 2014 and $19,166 at December 31, 2013)	19,701	19,100
Series D redeemable convertible preferred stock $0.001 par value; 5,074,725 shares authorized; 5,054,945 shares issued and outstanding at June 30, 2014 and December 31, 2013; (liquidation preference of $28,361 at June 30, 2014 and $27,441 at December 31, 2013)	28,287	27,357
Series E redeemable convertible preferred stock $0.001 par value; 6,960,967 shares authorized; 6,930,967 shares issued and outstanding at June 30, 2014 and December 31, 2013; (liquidation preference of $44,090 at June 30, 2014 and $42,490 at December 31, 2013)	43,918	42,294
Total redeemable convertible preferred stock	$116,625	$112,813

5. Stock-Based Compensation

Stock Incentive Plan

The Company’s 2006 Stock Option Plan (the “Plan”) provides for the issuance of shares of common stock in the form of incentive stock options, non-qualified stock options, awards of stock and direct stock purchase opportunities to directors, officers, employees and consultants of the Company. Generally, stock options are granted with exercise prices equal to or greater than the fair value of the common stock as determined by the board of directors, expire no later than 10 years from the date of grant, and vest over various periods not exceeding 4 years.  As of June 30, 2014 there were 83,257 shares available for future grant under the Plan.

Stock Options

During the six months ended June 30, 2014, the Company granted options with an aggregate fair value of $1,232,000, which are being amortized into compensation expense over the vesting period of the options as the services are being provided. The following is a summary of option activity under the Plan:

	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2013	2,265,973	$2.53	8.23	11,510
Granted	205,137	7.94
Exercised	(44,544)	2.29
Cancelled	(78,360)	2.42
Outstanding at June 30, 2014	2,348,206	3.04	7.93	18,027
Exercisable at June 30, 2014	1,074,061	1.99	6.49	9,351
Vested or expected to vest at June 30, 2014	2,034,552	2.91	7.77	15,844

The total fair values of stock options that vested during the six months ended June 30, 2014 was $359,000.

The weighted-average fair values of options granted in the six-month periods ended June 30, 2014 and 2013 were $6.00 per share and $1.83 per share, respectively, and were calculated using the following estimated assumptions:

	Six Months Ended June 30,
	2014	2013
Weighted-average risk-free interest rate	1.86% - 2.04%	1.02% - 1.78%
Expected dividend yield	0.00%	0.00%
Expected volatility	61% - 62%	63% - 64%
Expected terms	5.78 - 6.09 years	5.77 - 6.08 years

Stock-Based Compensation Expense

The following table summarizes the stock-based compensation expense for stock options granted to employees and nonemployees that was recorded in the Company’s results of operations for the for the three and six months ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Research and development	$67	$33	$123	$79
Selling, general and administrative	199	62	382	138
Total stock-based compensation expense	$266	$95	$505	$217

As of June 30, 2014, there was $2,173,000 of total unrecognized compensation cost related to non-vested stock options granted under the 2006 Stock Option Plan. Total unrecognized compensation cost will be adjusted for future changes in the estimated forfeiture rate. The Company expects to recognize that cost over a remaining weighted-average period of 3.14 years as of June 30, 2014.

6. Net Loss Per Share

The following shares were excluded from the calculation of diluted net loss per share applicable to common stockholders, prior to the application of the treasury stock method, because their effect would have been anti-dilutive for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Redeemable convertible preferred stock	12,516,298	12,516,298	12,516,298	12,516,298
Options to purchase common shares	2,348,206	1,607,647	2,348,206	1,607,647
Warrants to purchase redeemable convertible preferred stock	147,484	147,484	147,484	147,484
Total	15,011,988	14,271,429	15,011,988	14,271,429

7. Subsequent Events

(a) Increase in Authorized Shares

On July 1, 2014, the Board approved the following actions, which were approved by the stockholders on the same day:

•                  To amend the Company’s 2006 Stock Option Plan to increase the number of shares reserved for future issuance from 2,768,758 to 3,725,224.

•                  To approve an amendment to the Restated Certificate of Incorporation to increase the authorized number of shares of common stock from 28,254,907 to 29,880,899.

(b) Commitments

Loan and Security Agreement

On July 11, 2014, the Company entered into a loan and security agreement (“the Note Agreement”) with two lenders to borrow up to $30,000,000 for operations. The Note Agreement allows the Company to borrow amounts in two tranches, up to $20,000,000 (drawn in amounts not less than $10,000,000 upon closing and the remainder drawn in amounts not less than $5,000,000 draws) by December 31, 2014 for tranche A and up to $10,000,000 by June 30, 2015 for tranche B. Borrowings under tranche B are only available to the Company if both of the following conditions are met by June 30, 2015: (a) the Company receives Section 510(k) clearance from the FDA on the Company’s T2Dx and T2Candida products and (b) the Company completes a public or private stock offering, equity raise or strategic partner arrangement resulting in the receipt of at least $30,000,000 in aggregate net proceeds by the Company. The Company received proceeds of $9.8 million under tranche A, net of deferred financing costs.

The amounts borrowed under the Note Agreement are collateralized by substantially all of the assets of the Company and bear interest at the one-month LIBOR plus 7.05%, which was 7.20% on the date of issuance. The Company will pay interest only payments on the amounts borrowed under the Note Agreement through January 31, 2016, unless the conditions for borrowings under tranche B are met, in which case the interest only payment period extends to July 31, 2016. After the interest only period, the Company will repay the amounts borrowed in equal monthly installments until the maturity date of July 1, 2019. The Note Agreement requires payment of a final fee of 4.75% of the aggregate original principal of amounts borrowed. In addition, amounts borrowed may be prepaid at the option of the Company in denominations of not less than $1,000,000, and any amounts prepaid are subject to a prepayment premium of 1.5% if prepaid prior to the first anniversary of the borrowing date, 1.0% if prepaid prior to the second anniversary of the borrowing date and after the first anniversary of the borrowing date, and 0.5% if prepaid prior to the maturity date and after the second anniversary of the borrowing date.

The Note Agreement does not include any financial covenants, but does contain a subjective acceleration clause whereby upon an event of default, which includes a material adverse change in the business, operations, or conditions (financial or otherwise) of the Company or a material impairment of the prospect of repayment of any portion of the obligations, there can be an immediate acceleration of the borrowings under the Note Agreement.

In connection with the closing of the Note Agreement, the Company repaid all amounts outstanding under previously existing borrowing arrangement with a lender, totaling approximately $2.9 million, as of July 11, 2014.

Lease Amendment

On July 11, 2014, the Company entered into a lease amendment to expand facilities at the Company’s headquarters in Lexington, MA. The term of the lease amendment ends concurrently with the original lease entered into in August 2010 and will increase the monthly base rent by approximately $39,000 per month through December 2015. The Company retains the option to extend the lease for one additional term of two years.

(c) Initial Public Offering

On August 12, 2014, the Company completed its IPO, whereby the Company sold 5,980,000 shares of its common stock (inclusive of 780,000 shares of common stock sold by the Company pursuant to the full exercise of an overallotment option granted to the underwriters in connection with the offering) at a price of $11.00 per share.  The shares began trading on the Nasdaq Global Market on August 7, 2014.  The aggregate net proceeds received by the Company from the offering were approximately $58.7 million, after deducting underwriting discounts and commissions and other estimated offering expenses payable by the Company.  Upon the closing of the IPO, all outstanding shares of redeemable convertible preferred stock converted into 12,516,298 shares of common stock and warrants exercisable for redeemable convertible preferred stock net exercised into 68,700 shares of common stock, resulting in a reclassification of the related liability for warrants to purchase redeemable convertible preferred stock to additional paid-in capital.  In addition, the following other items became effective with the closing of the IPO:

(i)                                     On July 25, 2014, the Company filed an amendment to the Certificate of Incorporation to effect the aforementioned stock split, increase the authorized number of shares of common stock from 29,880,899 to 60,000,000, eliminate anti-dilution protection for the preferred stock in the connection with the issuance of common stock as part of the IPO and amend the mandatory conversion provision to remove the minimum price per share and minimum gross proceeds conditions in connection with the IPO.  Upon closing of the IPO, the number of authorized shares of common stock of the Company increased to 200,000,000 and the Company is authorized to issue up to 10,000,000 shares of preferred stock.

(ii)                                  On July 19, 2014, the Company’s board of directors adopted and, on July 21, 2014, the Company’s stockholders approved, the 2014 Incentive Award Plan (“2014 Plan”), which became effective on August 6, 2014. The 2014 Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards, restricted stock units, stock appreciation rights and other stock-based awards. The Company’s employees, officers, directors, consultants and advisors are eligible to receive awards under the 2014 Plan.

(iii)                               On July 19, 2014, the Company’s board of directors adopted and, on July 21, 2014, the Company’s stockholders approved, the 2014 Employee Stock Purchase Plan (“2014 ESPP”), which became effective on August 6, 2014. The 2014 ESPP will enable eligible employees to purchase shares of the Company’s common stock at a discount.

Item 2.                          Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements about us and our industry that involve substantial risks and uncertainties. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations and financial position, business strategy, prospective products and product candidates, their expected performance and impact on healthcare costs, marketing authorization from the U.S. Food and Drug Administration, or FDA, regulatory clearance, reimbursement for our product candidates, research and development costs, timing of regulatory filings, timing and likelihood of success, plans and objectives of management for future operations and future results of anticipated products, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of risks, uncertainties and assumptions described under the sections in this prospectus entitled “Item 1A.—Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q. These forward looking statements are subject to numerous risks, including, without limitation, the following:

•                  our expectation to incur losses in the future;

•                  our ability to obtain marketing authorization from the FDA or regulatory clearance for our product candidates in the United States or any other jurisdiction;

•                  the market acceptance of our T2MR technology;

•                  our ability to timely and successfully develop and commercialize our existing and future product candidates;

•                  the length of our anticipated sales cycle;

•                  our ability to gain the support of leading hospitals and key thought leaders and publish the results of our clinical trials in peer-reviewed journals;

•                  our future capital needs and our need to raise additional funds;

•                  the performance of our diagnostics;

•                  our ability to successfully manage our growth;

•                  our ability to compete in the highly competitive diagnostics market;

•                  our ability to protect and enforce our intellectual property rights, including our trade secret-protected proprietary rights in T2MR; and

•                  federal, state, and foreign regulatory requirements, including FDA regulation of our product candidates.

These forward-looking statements represent our estimates and assumptions only as of the date of this Quarterly Report on Form 10-Q. Unless required by U.S. federal securities laws, we do not intend to update any of these forward-looking statements to reflect circumstances or events that occur after the statement is made or to conform these statements to actual results. The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” in our Registration Statement on Form S-1 filed on August 6, 2014, which includes financial statements for the year ended December 31, 2013, as supplemented or amended from time to time under “Item 1A.—Risk Factors” in our Quarterly Reports on Form 10-Q, and elsewhere in this Quarterly Report on Form 10-Q.

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Item 1A.—Risk Factors” section of this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Business Overview

We are an in vitro diagnostics company that has developed an innovative and proprietary technology platform that offers a rapid, sensitive and simple alternative to existing diagnostic methodologies. We are using our T2 Magnetic Resonance platform, or T2MR, to develop a broad set of applications aimed at lowering mortality rates, improving patient outcomes and reducing the cost of healthcare by helping medical professionals make targeted treatment decisions earlier. Our initial development efforts utilizing T2MR target sepsis and hemostasis, which are areas of significant unmet medical need where existing therapies could be more effective with improved diagnostics. Based on our non-binding communications with the FDA, we believe that the sensitivity and specificity achieved in the clinical trial meet or exceed the requirements for product clearance. Sensitivity is the percent concordance, or the percentage of sample results that agree with a reference, or comparative, method for positive results. Specificity is the percent concordance to a reference method for negative results. We have completed a pivotal clinical trial for T2Dx and T2Candida and, on May 27, 2014, we submitted a de novo petition to the FDA, requesting an order authorizing us to market T2Dx and T2Candida in the United States. Our goal is to launch T2Dx and T2Candida commercially in the United States in the first half of 2015. In addition, we expect to initiate clinical trials for our bacterial sepsis and hemostasis product candidates in the second half of 2015 and the first half of 2016, respectively, and are targeting to commercialize these product candidates in 2017. We believe our combined initial annual addressable market opportunity for sepsis and hemostasis is over $3 billion in the United States alone, when the market opportunity for T2Candida, T2Bacteria and our initial hemostasis diagnostic panel is combined.

Since our inception in 2006, we have devoted substantially all of our resources to the development of T2MR and applications of T2MR. We do not have marketing authorization or regulatory approval in any jurisdiction to sell any products and have not generated any revenue from product sales. Since our inception through June 30, 2014, we have raised an aggregate of $102.0 million to fund our operations, of which $93.4 million was from the sale of preferred stock, and $8.3 million and $0.3 million were from the issuance of debt and common stock, respectively.  In addition, on July 11, 2014, we raised net proceeds of $9.8 million from the issuance of debt from a Note Agreement with two lenders, and on August 12, 2014, we completed our IPO, which resulted in net proceeds of $58.7 million from the sale of 5,980,000 shares of common stock.

We have never been profitable and have incurred net losses in each year since inception. Our accumulated deficit at June 30, 2014 was $107.0 million. Substantially all our net losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years.

We do not expect to generate revenue from product sales unless and until we obtain marketing authorization from the FDA for T2Dx and T2Candida. If we obtain marketing authorization for T2Dx and T2Candida, or any of our other products, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. In addition, we expect that our expenses will increase substantially as we continue the research and development of our other products and maintain, expand and protect our intellectual property portfolio. Accordingly, we will seek to fund our operations through public or private equity or debt financings or other sources. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements as and when needed would have a negative impact on our financial condition and our ability to develop and commercialize our product candidates.

Financial Overview

Revenue

To date, we have generated revenue primarily from research and development agreements and government grants and have not generated any revenue from the sale of products. Revenue earned from activities performed pursuant to research and development agreements and grants is reported as revenue using the proportional performance method as the work is completed, and the related costs are expensed as incurred as research and development expense.

If we obtain marketing authorization for our product candidates, product revenue will be derived from the sale of our instruments and related consumable diagnostic tests. In the majority of cases, we expect to place instruments in hospitals at minimal or no direct cost to customers in exchange for longer-term agreements and minimum commitments for the purchase of our consumable diagnostic tests. Under this business model, we believe we will recover the cost of placing our instruments in hospitals through the incremental price we charge for our consumable diagnostic tests. Our consumable diagnostic tests can only be used with our instruments, and accordingly, as the installed base of our instruments grows, we expect the following to occur:

•                  recurring revenue from our consumable diagnostic tests will increase and become subject to less period-to-period fluctuation;

•                  consumable revenue will become an increasingly predictable and important contributor to our total revenue; and

•                  we will gain economies of scale through the growth in our sales, resulting in improving gross margins and operating margins.

Revenue from consumables is expected to be based on the volume of tests sold and the price of each consumable unit.

We plan to continue to expand our capacity to support our growth, which will result in higher cost of revenue in absolute dollars. However, we expect cost of revenue, as a percentage of revenue, to decline as revenue grows.

Research and development expenses

Our research and development expenses consist primarily of costs incurred for development of our technology and product candidates, technology improvements and enhancements, clinical trials to evaluate the clinical utility of our product candidates, and laboratory development and expansion, and include salaries and benefits, including stock-based compensation, research-related facility and overhead costs, laboratory supplies, equipment and contract services. We expense all research and development costs as incurred.

We have incurred a total of $64.1 million in research and development expenses from inception through June 30, 2014, with a majority of the expenses being spent on the development of T2MR, and applications of T2MR, and the remainder being spent on clinical trials and research and development of additional applications using T2MR. We expect that our overall research and development expenses will continue to increase in absolute dollars. We have committed, and expect to commit, significant resources developing additional product candidates, improving product performance and reliability, conducting ongoing and new clinical trials and expanding our laboratory capabilities.

Selling, general and administrative expenses

Selling, general and administrative expenses consist primarily of costs for our sales and marketing, finance, human resources, business development and general management functions, as well as professional services, such as legal, consulting and accounting services. We expect selling, general and administrative expenses to increase in future periods as we commercialize product candidates that receive marketing authorization or regulatory clearance and as our needs for sales, marketing and administrative personnel grow. Other selling, general and administrative expenses include facility-related costs, fees and expenses associated with obtaining and maintaining patents, clinical and economic studies and publications, marketing expenses, and travel expenses. We also anticipate increased expenses related to audit, legal, regulatory and tax-related services associated with being a public company. We expense all selling, general and administrative expenses as incurred.

Interest expense, net

Interest expense, net, consists primarily of interest expense on our notes payable and the amortization of deferred financing costs, partially offset by interest earned on our cash and cash equivalents.

Other income (expense), net

Other income (expense), net, consists primarily of the gain or loss associated with the change in the fair value of our liability for warrants to purchase redeemable securities.

Critical Accounting Policies and Use of Estimates

The items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Registration Statement Filing on Form S-1 filed with the Securities and Exchange Commission on August 12, 2014 remain unchanged.  For a description of those critical accounting policies, please refer to our Registration Statement on Form S-1 filing.

Results of Operations for the Three Months Ended June 30, 2014 and June 30, 2013

	Three Months Ended June 30,
	2014	2013	Change
	(in thousands)
Research and grant revenue	$—	$120	$(120)
Operating expenses:
Research and development	4,703	3,727	976
Selling, general and administrative	2,446	1,303	1,143
Total operating expenses	7,149	5,030	2,119
Loss from operations	(7,149)	(4,910)	(2,239)
Interest expense, net	(80)	(104)	24
Other income (expense), net	(74)	—	(74)
Net loss	$(7,303)	$(5,014)	$(2,289)

Research and development expenses

Research and development expenses were $4.7 million for the three months ended June 30, 2014, compared to $3.7 million for the three months ended June 30, 2013, an increase of $1.0 million. The increase was primarily due to increased payroll and payroll related expenses of $0.4 million, including stock compensation expenses, as we increased full-time and temporary headcount, increased travel and site expenses of $0.2 million related to the pivotal clinical trial for T2Dx and T2Candida, increased lab expenses of $0.2 million and increased consulting expenses of $0.1 million to support product development.

Selling, general and administrative expenses

Selling, general and administrative expenses were $2.4 million for the three months ended June 30, 2014, compared to $1.3 million for the three months ended June 30, 2013. The increase of $1.1 million was due primarily to increased payroll and related expenses of $0.8 million, including stock compensation expenses, as we hired new sales and administrative employees, increased marketing program expenses of $0.1 million, including trade shows, website redesign and collateral, and increased legal and consulting related expenses of $0.1 million.

Interest expense, net

Interest expense, net, decreased for the three months ended June 30, 2014, compared to the three months ended June 30, 2013, due to lower borrowing levels on our notes payable.

Other income (expense), net

Other income (expense), net, for the three months ended June 30, 2014, declined when compared with the three months ended June 30, 2013, due to an increase in expense related to the increase in the fair value of the liability for warrants to purchase redeemable securities.

Results of Operations for the Six Months Ended June 30, 2014 and 2013

	Six Months Ended June 30,
	2014	2013	Change
	(in thousands)
Research and grant revenue	$—	$120	$(120)
Operating expenses:
Research and development	9,768	7,288	2,480
Selling, general and administrative	4,288	2,343	1,945
Total operating expenses	14,056	9,631	4,425
Loss from operations	(14,056)	(9,511)	(4,545)
Interest expense, net	(166)	(209)	43
Other income (expense), net	(1)	125	(126)
Net loss	$(14,223)	$(9,595)	$(4,628)

Revenue

We recorded $0.1 million of research and grant revenue for the six months ended June 30, 2013, which primarily consisted of revenue related to feasibility studies and co-development efforts with three companies.

Research and development expenses

Research and development expenses were $9.8 million for the six months ended June 30, 2014, compared to $7.3 million for the six months ended June 30, 2013, an increase of $2.5 million. The increase was primarily due to increased travel and site expenses of $1.0 million related to the pivotal clinical trial for T2Dx and T2Candida, increased payroll and payroll related expenses of $0.8 million, including stock compensation expenses, as we hired new employees and $0.4 million of increased lab expenses to support product development.

Selling, general and administrative expenses

Selling, general and administrative expenses were $4.3 million for the six months ended June 30, 2014, compared to $2.3 million for the six months ended June 30, 2013. The increase of $1.9 million was due primarily to increased payroll and related expenses of $1.3 million, including stock compensation expense, as we hired new administrative employees, increased marketing program expenses of $0.2 million, including tradeshows and collateral, increased legal expenses of $0.1 million related to corporate and intellectual property matters, and increased consulting related expenses of $0.2 million.

Interest expense, net

Interest expense, net, decreased for the six months ended June 30, 2014, compared to the six months ended June 30, 2013, due to lower borrowing levels on our notes payable.

Other income (expense), net

Other income (expense), net, for the six months ended June 30, 2014 declined when compared with the six months ended June 30, 2013, due to a decrease in income related to the change in the fair value of the liability for warrants to purchase redeemable securities.

Liquidity and Capital Resources

We have incurred losses and cumulative negative cash flows from operations since our inception, and as of June 30, 2014, we had an accumulated deficit of $107.0 million. We anticipate that we will continue to incur losses for at least the next several years. We expect that our research and development and selling, general and administrative expenses will continue to increase and, as a result, we may need additional capital to fund our operations, which we may raise through a combination of equity offerings, debt financings, other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements.

We have funded our operations principally from the issuance of preferred stock, common stock and notes payable. Since our inception through June 30, 2014, we have raised an aggregate of $102.0 million to fund our operations, of which $93.4 million was from the sale of preferred stock, $8.3 million was from our debt instruments and $0.3 million was from the issuance of common stock. As of June 30, 2014, we had cash and cash equivalents of $15.9 million. Currently, our funds are primarily held in money market funds invested consistent with our investment policy.

On July 11, 2014, the Company entered into a Note Agreement with two lenders to borrow up to $30,000,000 for operations. The Note Agreement allows the Company to borrow amounts in two tranches, up to $20,000,000 (drawn in amounts not less than $10,000,000 upon closing and the remainder drawn in amounts not less than $5,000,000 draws) by December 31, 2014 for tranche A and up to $10,000,000 by June 30, 2015 for tranche B. Borrowings under tranche B are only available to the Company if both of the following conditions are met by June 30, 2015: (a) the Company receives Section 510(k) clearance from the FDA on the Company’s T2Dx and T2Candida products and (b) the Company completes a public or private stock offering, equity raise or strategic partner arrangement resulting in the receipt of at least $30,000,000 in aggregate net proceeds by the Company. The Company received proceeds of $9.8 million under tranche A, net of deferred financing costs.  In connection with the closing of the Note Agreement, the Company repaid all amounts outstanding under previously existing borrowing arrangement with a lender, totaling approximately $2.9 million, as of July 11, 2014.

On July 11, 2014, the Company entered into a lease amendment to expand facilities at the Company’s headquarters in Lexington, MA. The term of the lease amendment ends concurrently with the original lease entered into in August 2010 and will increase the monthly base rent by approximately $39,000 per month through December 2015. The Company retains the option to extend the lease for one additional term of two years.

On August 12, 2014, we completed our IPO, whereby the Company sold 5,980,000 shares of our common stock (inclusive of 780,000 shares of common stock sold by the Company pursuant to the full exercise of an overallotment option granted to the underwriters in connection with the offering) at a price of $11.00 per share.  The shares began trading on the Nasdaq Global Market on August 7, 2014.  The aggregate net proceeds received by the Company from the offering were approximately $58.7 million, after deducting underwriting discounts and estimated commissions and other offering expenses payable by the Company.  The net IPO proceeds are primarily held in money market funds invested consistent with our investment policy.

Cash flows

The following is a summary of cash flows for each of the periods set forth below:

	Six Months Ended June 30,
	2014	2013
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(12,191)	$(8,516)
Investing activities	(508)	(340)
Financing activities	(1,623)	39,729
Net (decrease) increase in cash and cash equivalents	$(14,322)	$30,873

Net cash used in operating activities

Net cash used in operating activities was approximately $12.2 million for the six months ended June 30, 2014, and consisted primarily of a net loss of $14.2 million adjusted for non-cash items including depreciation and amortization expense of $0.3 million, stock-based compensation expense of $0.5 million, and a net change in operating assets and liabilities of $1.2 million.

Net cash used in operating activities was approximately $8.5 million for the six months ended June 30, 2013, and consisted primarily of a net loss of $9.6 million adjusted for non-cash items including depreciation and amortization expense of $0.3 million, stock-based compensation expense of $0.2 million, a decrease in the fair value of warrants of $0.1 million and a net change in operating assets and liabilities of $0.7 million.

Net cash used in financing activities

Net cash used in investing activities was approximately $0.5 million for the six months ended June 30, 2014, and consisted of $0.5 million of purchases of laboratory equipment and computer software.

Net cash used in investing activities was approximately $0.3 million for the three months ended June 30, 2013, and consisted of $0.4 million of purchases of laboratory equipment, partially offset by $0.1 million of decrease in restricted cash accounts related to a refund of a security deposit due under an operating lease agreement.

Net cash (used in) provided by financing activities

Net cash used in financing activities was approximately $1.6 million for the three months ended June 30, 2014, and consisted of $0.9 million of repayments of notes payable and $0.8 million of payments of deferred initial public offering costs, partially offset by proceeds from the exercise of stock options of $0.1 million.

Net cash provided by financing activities was approximately $39.7 million for the six months ended June 30, 2013, and primarily related to the sale of 6.9 million shares of our series E preferred stock for net proceeds of $39.8 million, partially offset by repayments of notes payable of $0.1 million.

Contractual Obligations and Commitments

During the six months ended June 30, 2014, there were no material changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Registration Statement on Form S-1 filed on August 6, 2014.  Refer to Liquidity and Capital Resources for discussion of material changes to contractual obligations and committees that occurred after June 30, 2014.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under Securities and Exchange Commission, or SEC, rules.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk related to changes in interest rates. As of June 30, 2014, we had cash and cash equivalents of $15.9 million held primarily in money market funds consisting of U.S. government-backed securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term securities. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate one percent change in interest rates would not have a material effect on the fair market value of our portfolio. We are also subject to interest rate risk from the Note Agreement, which bears interest at an annual rate equal to the one-month LIBOR plus 7.05%.

Item 4.                                 Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Management of the Company, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of June 30, 2014. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2014.

(b) Changes in Internal Control over Financial Reporting

There have been no material changes to the Company’s internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.

OTHER INFORMATION

Item 1.                                 Legal Proceedings

We may be from time to time subject to various claims and legal actions during the ordinary course of our business. There are currently no claims or legal actions, individually or in the aggregate, that would have a material adverse effect on our results of operations or financial condition.

Item 1A.                        Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Risk Factors” in our Registration Statement on Form S-1 filed with the Securities and Exchange Commission, or SEC, on August 6, 2014, which could materially affect our business, financial condition or future results. There have been no material changes from the risk factors previously disclosed in our Registration Statement on Form S-1.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Set forth below is information regarding equity securities sold or issued by us during the six months ended June 30, 2014 that were not registered under the Securities Act at the time of sale or issuance.  Also included is the consideration, if any, received by us for such equity securities and information relating to the section of the Securities Act, or rule of the SEC, under which exemption from registration was claimed.

Between January 1, 2014 and June 30, 2014, we granted options to purchase an aggregate of 205,137 shares of common stock, with a weighted-average exercise price of $7.94 per share, to our employees and directors pursuant to our 2006 Stock Option Plan.  Options granted generally vest over four years from the date of grant.  Between January 1, 2014 and June 30, 2014, we issued an aggregate of 44,544 shares of common stock upon the exercise of options for aggregate consideration of approximately $96,000 and options to purchase 78,360 shares had been cancelled.  We filed a registration statement on Form S-8 under the Securities Act to register all shares of our common stock subject to outstanding options and other awards issuable pursuant to our equity compensation plans.

The stock options and the common stock issuable upon the exercise of such options as described in this section were issued pursuant to written compensatory plans or arrangements with our employees, directors and consultants, in reliance on the exemption provided by Rule 701 promulgated under the Securities Act.  All recipients either received adequate information regarding our Company or had access, through employer or other relationships, to such information.

Use of Proceeds

Use of Proceeds from the Sale of Unregistered Securities

Proceeds of approximately $96,000 received from the issuance of common stock upon the exercise of options were principally used to fund operations.

Use of Proceeds from the Sale of Registered Securities

On August 6, 2014, the SEC declared effective our Registration Statement on Form S-1 (File No. 333-197920), as amended, or Registration Statement, filed in connection with the initial public offering of our common stock. Pursuant to the Registration Statement, we registered the offer and sale of 5,200,000 shares of common stock with an aggregate offering price of approximately $57.2 million. Goldman Sachs & Co and Morgan Stanley acted as joint book-running managers for the offering, Leerink Partners and Janney Montgomery Scott acted as co-managers. On August 8, 2014, the underwriters exercised in full their option to purchase additional shares pursuant to the underwriting agreement. On August 12, 2014, we closed the initial public offering, including 780,000 of additional shares related to the option to purchase additional shares pursuant to the underwriting agreement, and sold a total of 5,980,000 shares at a price to the public of $11.00 per share for aggregate net proceeds of $58.7 million, which is comprised of gross proceeds for $65.8 million, offset by underwriting discounts and commissions of $4.6 million and estimated offering expenses of $2.5 million.  No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities or (iii) any of our affiliates.

The net proceeds of approximately $58.7 million from our initial public offering have been invested in accordance with the Company’s investment policy. There has been no material change in the expected use of the net proceeds from our initial public offering as described in our final prospectus, dated August 6, 2014, filed with the SEC pursuant to Rule 424(b) relating to our Registration Statement.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6.                                 Exhibits, Financial Statement Schedules

Exhibit Number	Exhibit Description

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1*

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL: (i) Balance Sheets (unaudited), (ii) Statements of Operations and Comprehensive Loss (unaudited), (iii) Statements of Cash Flows (unaudited), and (v) Notes of Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

T2 Biosystems, Inc.

Date: September 19, 2014	By:	/s/ John McDonough
John McDonough
President and Chief Executive Officer

T2 Bioystems, Inc.

Date: September 19, 2014	By:	/s/ Marc R. Jones
Marc R. Jones
Chief Financial Officer