Form 10-Q
period 2015-06-30
T2 Biosystems, Inc.
filed 2015-08-05
CIK 1492674

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of August 3, 2015, the registrant had 20,324,741 shares of common stock outstanding.

T2 BIOSYSTEMS, INC.

i

PART I.

FINANCIAL INFORMATION

Item 1.                                                         Financial Statements

T2 Biosystems, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	June 30, 2015	December 31, 2014

Assets
Current assets:
Cash and cash equivalents	$53,289	$73,849
Accounts receivable	389	201
Prepaid expenses and other current assets	628	1,076
Inventories	569	115
Restricted cash	—	80
Total current assets	54,875	75,321
Property and equipment, net	7,809	2,760
Restricted cash, net of current portion	260	260
Deferred tax assets	313	313
Other assets	456	480
Total assets	$63,713	$79,134
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,562	$735
Accrued expenses	3,475	3,662
Notes payable	305	295
Deferred revenue	1,776	80
Deferred tax liabilities	313	313
Lease incentives	259	87
Total current liabilities	7,690	5,172
Notes payable, net of current portion	20,522	20,660
Lease incentives, net of current portion	1,136	106
Other liabilities	313	195
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 20,312,980 and 20,041,645 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	20	20
Additional paid-in capital	159,241	156,576
Accumulated deficit	(125,209)	(103,595)
Total stockholders’ equity	34,052	53,001
Total liabilities and stockholders’ equity	$63,713	$79,134

See Notes to Condensed Consolidated Financial Statements

T2 Biosystems, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Revenue:
Product revenue	$—	$—	$10	$—
Research revenue	564	—	743	—
Total revenue	564	—	753	—
Costs and expenses:
Cost of product revenue	—	—	3	—
Research and development	6,651	4,703	12,520	9,768
Selling, general and administrative	4,437	2,446	8,905	4,288
Total costs and expenses	11,088	7,149	21,428	14,056
Loss from operations	(10,524)	(7,149)	(20,675)	(14,056)
Interest expense, net	(477)	(80)	(954)	(166)
Other income (expense), net	6	(74)	15	(1)
Net loss	$(10,995)	$(7,303)	$(21,614)	$(14,223)
Comprehensive loss	$(10,995)	$(7,303)	$(21,614)	$(14,223)
Reconciliation of net loss to net loss applicable to common stockholders:
Net loss	$(10,995)	$(7,303)	$(21,614)	$(14,223)
Accretion of redeemable convertible preferred stock to redemption value	—	(1,906)	—	(3,812)
Net loss applicable to common stockholders	$(10,995)	$(9,209)	$(21,614)	$(18,035)
Net loss per share applicable to common stockholders — basic and diluted	$(0.54)	$(6.35)	$(1.07)	$(12.60)
Weighted-average number of common shares used in computing net loss per share applicable to common stockholders — basic and diluted	20,260,591	1,451,124	20,171,051	1,431,542

See Notes to Condensed Consolidated Financial Statements

T2 Biosystems, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2015	2014

Operating activities
Net loss	$(21,614)	$(14,223)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	600	299
Stock-based compensation expense	1,577	505
Noncash interest expense	180	21
Change in fair value of warrants	—	1
Loss on disposal of asset	—	(1)
Deferred rent	(67)	(13)
Changes in operating assets and liabilities:
Accounts receivable	(188)	—
Prepaid expenses and other current assets	447	(8)
Inventories	(453)	—
Accounts payable	827	(281)
Accrued expenses and other liabilities	(396)	1,509
Deferred revenue	1,695	—
Net cash used in operating activities	(17,392)	(12,191)
Investing activities
Purchases of property and equipment	(4,184)	(508)
Decrease in restricted cash	80	—
Net cash used in investing activities	(4,104)	(508)
Financing activities
Proceeds from issuance of common stock and stock options exercises, net	1,088	96
Payment of deferred initial public offering costs	—	(777)
Payment of deferred financing costs	—	(50)
Repayments of notes payable	(152)	(892)
Net cash provided by (used in) financing activities	936	(1,623)
Net decrease in cash and cash equivalents	(20,560)	(14,322)
Cash and cash equivalents at beginning of period	73,849	30,198
Cash and cash equivalents at end of period	$53,289	$15,876

Supplemental disclosures of cash flow information
Cash paid for interest	$716	$125
Supplemental disclosures of noncash investing and financing activities
Accrued costs of property and equipment	$1,595	$—
Accretion of Series A-1, A-2, B, C, D and E redeemable convertible preferred stock to redemption value	$—	$3,812
Deferred financing costs incurred but unpaid at period end	$—	$85
Initial public offering costs incurred but unpaid at period end	$—	$1,309

See Notes to Condensed Consolidated Financial Statements

T2 Biosystems, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Nature of Business

T2 Biosystems, Inc. (the “Company”) was incorporated on April 27, 2006 as a Delaware corporation with operations based in Lexington, Massachusetts. The Company is an in vitro diagnostic company that has developed an innovative and proprietary platform that enables rapid, sensitive and simple direct detection of pathogens, biomarkers and other abnormalities across a variety of unpurified patient sample types. The Company is using its T2 Magnetic Resonance platform (“T2MR”) to develop a broad set of applications aimed at reducing mortality rates, improving patient outcomes and reducing the cost of healthcare by helping medical professionals make targeted treatment decisions earlier. The Company’s initial development efforts target sepsis, hemostasis and Lyme disease, areas of significant unmet medical need in which existing therapies could be more effective with improved diagnostics. On September 22, 2014, the Company received market authorization from the U.S. Food and Drug Administration (“FDA”) for its first two products, the T2Dx Instrument (“T2Dx”) and T2Candida Panel (“T2Candida”).

The Company has devoted substantially all of its efforts to research and development, business planning, recruiting management and technical staff, acquiring operating assets, raising capital, and, most recently, preparing of the commercialization of its products.

Liquidity

At June 30, 2015 the Company has cash and cash equivalents of $53.3 million and an accumulated deficit of $125.2 million. The future success of the Company is dependent on its ability to successfully commercialize its recently authorized products, obtain regulatory clearance for and successfully launch its future product candidates and ultimately attain profitable operations, and obtain additional capital. Historically, the Company has funded its operations primarily through its August 2014 initial public offering, private placements of redeemable convertible preferred stock and through debt financing arrangements. Management believes that its existing cash resources at June 30, 2015 together with the additional remaining liquidity of up to $10.0 million of available borrowings from existing debt facilities (Note 5) will be sufficient to allow the Company to fund its current operating plan through at least the next 12 months.

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

Unaudited Interim Financial Information

Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted.  Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

The accompanying interim condensed consolidated balance sheet as of June 30, 2015, the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2015 and 2014, the condensed consolidated statements of cash flows for the six months ended June 30, 2015 and 2014 and the related financial data and other information disclosed in these notes are unaudited. The unaudited interim financial statements have been prepared on the same basis as the audited annual financial statements, and, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of June 30, 2015, and the results of its operations and its cash flows for the three and six months ended June 30, 2015 and 2014. The results for the three and six months ended June 30, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015, any other interim periods, or any future year or period.

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

Guarantees

From time to time, the Company enters into indemnification agreements in the ordinary course of business, including, but not limited to, indemnification agreements with directors and officers, within its lease agreements for office, laboratory and manufacturing space, and with certain suppliers and business partners.  As of June 30, 2015 and December 31, 2014, the Company had not experienced any material losses related to these indemnification obligations, and no material claims with respect thereto were outstanding. The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related reserves were established.

Revenue Recognition

The Company generates revenue from product sales and research and development agreements with third parties. The Company recognizes revenue in accordance with FASB ASC Topic 605, Revenue Recognition (“ASC 605”). Accordingly, the Company recognizes revenue when all of the following criteria have been met:

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

The Company offers customers the choice either to purchase a T2Dx outright or to allow the placement of a Company-owned T2Dx at the customer site pursuant to a “reagent rental” agreement.

Revenue earned from activities performed pursuant to research and development agreements is reported as research revenue in the statements of operations and comprehensive loss, using the proportional performance method as the work is completed, limited to payments earned, and the related costs are expensed as incurred as research and development expense.  The timing of receipt of cash from the Company’s research and development agreements generally differs from when revenue is recognized.

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

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies and adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on its financial position or results of operations upon adoption.

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory (“ASU 2015-11”)  The standard simplifies the subsequent measurement of inventory by requiring inventory to be measured at the lower of cost and net realizable value for entities using the first-in-first out method of valuing inventory.  ASU 2015-11 eliminates other measures required by current guidance to determine net realizable value.  ASU 2015-11 is effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years and early adoption is permitted.  The Company has not adopted ASU 2015-11 and does not expect the new guidance to have a material effect on its condensed consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement (“ASU 2015-05”).  The standard clarifies that customers in cloud computing arrangements should determine whether the arrangement includes a license of software by applying the same guidance as cloud service providers and eliminates the existing requirement for customers to account for software licenses acquired by analogizing to the guidance on leases.  It is effective for annual periods beginning on or after December 15, 2015, including interim periods within those annual periods, and early adoption is permitted.  Adoption of ASU 2015-05 can either be applied (1) prospectively to all arrangements entered into or materially modified after the effective date or (2) retrospectively.   The Company has not adopted the guidance prescribed by ASU 2015-05 and does not expect the new guidance to have a material effect on its condensed consolidated financial statements.

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

In June 2014, the FASB issued amended guidance, ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which is applicable to revenue recognition that will now be effective for the Company for the year ending December 31, 2018, as a result of the deferral of the effective date adopted by the FASB in July 2015.  The new guidance must be adopted using either a full retrospective approach for all periods presented or a modified retrospective approach.  Early adoption prior to the original adoption date of ASU 2014-09 is not permitted.  The new guidance applies a more principles-based approach to revenue recognition.  The Company is evaluating the new guidance and the expected effect on the Company’s condensed consolidated financial statements.

3. Fair Value Measurements

The Company measures the following financial assets at fair value on a recurring basis. The following tables set forth the Company’s financial assets carried at fair value categorized using the lowest level of input applicable to each financial instrument as of June 30, 2015 and December 31, 2014 (in thousands):

	Balance at June 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash	$1,287	$1,287	$—	$—
Money market funds	52,002	52,002	—	—
Restricted cash	260	260	—	—
	$53,549	$53,549	$—	$—

	Balance at December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash	$10,348	$10,348	$—	$—
Money market funds	63,501	63,501	—	—
Restricted cash	340	340	—	—
	$74,189	$74,189	$—	$—

For certain financial instruments, including accounts payable and accrued expenses, the carrying amounts approximate their fair values as of June 30, 2015 and December 31, 2014 because of their short-term nature. At June 30, 2015 and December 31, 2014, the carrying value of the Company’s debt approximated fair value, which was determined using Level 3 inputs, including a market interest rate.

4. Supplemental Balance Sheet Information

Inventories

Inventories are stated at the lower of cost or market value on a first-in, first-out basis and are comprised of the following (in thousands):

	June 30,	December 31,
	2015	2014
Raw materials	$265	$71
Work-in-process	219	44
Finished goods	85	—
Total inventories	$569	$115

Property and Equipment

Property and equipment consists of the following (in thousands):

	June 30, 2015	December 31, 2014
Office and computer equipment	$384	$383
Software	596	480
Laboratory equipment	3,768	3,312
Furniture	187	187
Manufacturing tooling and molds	32	26
Leasehold improvements	3,144	764
T2Dx Instruments and components	2,486	563
Construction in progress	1,154	387
	11,751	6,102
Less accumulated depreciation and amortization	(3,942)	(3,342)
Property and equipment, net	$7,809	$2,760

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

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	June 30,	December 31,
	2015	2014
Accrued payroll and compensation	$1,885	$1,846
Accrued research and development expenses	296	733
Accrued professional services	286	374
Other accrued expenses	1,008	709
Total accrued expenses	$3,475	$3,662

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

On May 27, 2015, the Company entered into the First Amendment to the Note Agreement whereby the availability to draw up to $10.0 million for tranche B was extended from June 30, 2015 to December 31, 2015.  Commencing July 1, 2015, the Company will incur a fee equal to 1.0% per annum of any undrawn amounts under tranche B.  This fee is payable on the date tranche B is drawn or upon the expiration of the draw period.  All other terms of the Note Agreement remain in effect.

Through June 30, 2015, the Company received proceeds of $19.7 million under tranche A, net of deferred financing costs. To date, the Company has not drawn the remaining tranche B available borrowings of $10.0 million.

The amounts borrowed under the Note Agreement are collateralized by substantially all of the assets of the Company and bear interest at the one-month LIBOR plus 7.05%, which was 7.24% on June 30, 2015. The Company will pay interest only payments on the amounts borrowed under the Note Agreement through July 31, 2016. After the interest only period, the Company will repay the amounts borrowed in equal monthly installments until the maturity date of July 1, 2019. The Note Agreement requires payment of a final fee of 4.75% of the aggregate original principal of amounts borrowed, which the Company is accruing over the term of the Note Agreement. In addition, amounts borrowed may be prepaid at the option of the Company in denominations of not less than $1.0 million, and any amounts prepaid are subject to a prepayment premium of 1.5% if prepaid prior to the first anniversary of the borrowing date, 1.0% if prepaid prior to the second anniversary of the borrowing date and after the first anniversary of the borrowing date, and 0.5% if prepaid prior to the maturity date and after the second anniversary of the borrowing date.  The effective interest rate for the Note Agreement, including final fee interest and non-cash interest, is 9.4%.

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

2014 Stock Incentive Plan

The Company’s 2014 Plan (“2014 Plan”, and together with the 2006 Plan, the “Plans”) provides for the issuance of shares of common stock in the form of stock options, awards of restricted stock, awards of restricted stock units, performance awards, dividend equivalent awards, stock payment awards and stock appreciation rights to directors, officers, employees and consultants of the Company. Since the establishment of the 2014 Plan, the Company has only granted stock options.  Generally, stock options are granted with exercise prices equal to or greater than the fair value of the common stock on the date of grant, expire no later than 10 years from the date of grant, and vest over various periods not exceeding 4 years.

The number of shares reserved for future issuance under the 2014 Plan is the sum of (1) 823,529 shares, (2) any shares that were granted under the 2006 Plan which are forfeited, lapsed unexercised or are settled in cash subsequent to the effective date of the 2014 Plan and (3) an annual increase on the first day of each calendar year beginning January 1, 2015 and ending on January 1, 2024, equal to the lesser of (A) 823,529 shares, (B) 4% of the shares outstanding (on an as-converted basis) on the final day of the immediately preceding calendar year, and (C) such smaller number of shares determined by the Company’s board of directors.   As of June 30, 2015 there were 725,086 shares available for future grant under the 2014 Plan.

Stock Options

During the six months ended June 30, 2015, the Company granted options with an aggregate fair value of $6.7 million, which are being amortized into compensation expense over the vesting period of the options as the services are being provided. The following is a summary of option activity under the Plans:

	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2014	2,911,146	$5.30	7.87	$40,586
Granted	699,983	18.18
Exercised	(241,053)	2.88		3,327
Cancelled	(75,057)	9.17
Outstanding at June 30, 2015	3,295,019	8.12	7.94	28,833
Exercisable at June 30, 2015	1,439,321	3.20	6.56	18,846
Vested or expected to vest at June 30, 2015	3,069,705	7.76	7.85	27,851

The total grant date fair values of stock options that vested during the six months ended June 30, 2015 and 2014 was $1.2 million and $359,000, respectively.

The weighted-average fair values of options granted in the six-month periods ended June 30, 2015 and 2014 were $9.53 per share and $6.00 per share, respectively, and were calculated using the following estimated assumptions:

	Six Months Ended June 30,
	2015	2014
Weighted-average risk-free interest rate	1.69%	1.97%
Expected dividend yield	0.00%	0.00%
Expected volatility	55%	62%
Expected terms	5.9 years	6.0 years

Employee Stock Purchase Plan

The Company’s 2014 Employee Stock Purchase Plan (the “2014 ESPP”) provides initially for granting up to 220,588 shares of the Company’s common stock to eligible employees.  The 2014 ESPP plan period is semi-annual and allows participants to purchase the Company’s common stock at 85% of the lower of (i) the market value per share of common stock on the first day of the offering period or (ii) the market value per share of the common stock on the purchase date.  Each participant can purchase up to a maximum of $25,000 per calendar year in fair market value of such shares of common stock, as determined by the market value per share of common stock at the beginning of the offering period.  The Company issued 33,224 shares of common stock for total proceeds of $404,000 upon completion of the offering period ended April 30, 2015.  The current offering period commenced on May 1, 2015 and ends November 15, 2015.  Stock-based compensation expense from the 2014 ESPP for the three and six-months ended June 30, 2015 was $68,000 and $128,000, respectively.

Stock-Based Compensation Expense

The following table summarizes the stock-based compensation expense resulting from awards granted under stock incentive plans, including the 2014 ESPP, that was recorded in the Company’s results of operations for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Research and development	$297	$67	$577	$123
Selling, general and administrative	558	199	1,000	382
Total stock-based compensation expense	$855	$266	$1,577	$505

As of June 30, 2015, there was $11.5 million of total unrecognized compensation cost related to unvested stock options granted under the Plans. Total unrecognized compensation cost will be adjusted for future changes in the estimated forfeiture rate. The Company expects to recognize that cost over a remaining weighted-average period of 3.0 years as of June 30, 2015.

7. Net Loss Per Share

The following shares were excluded from the calculation of diluted net loss per share applicable to common stockholders, prior to the application of the treasury stock method, because the effect of including such shares would have been anti-dilutive for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Redeemable convertible preferred stock	—	12,516,298	—	12,516,298
Options to purchase common shares	3,295,019	2,348,206	3,295,019	2,348,206
Warrants to purchase redeemable convertible preferred stock	—	147,484	—	147,484
Total	3,295,019	15,011,988	3,295,019	15,011,988

8. Commitments and Contingencies

Lease Amendments

In May 2015, the Company entered into an amendment to a lease to expand existing manufacturing facilities.  The lease amendment term is June 1, 2015 to December 31, 2017, and the annual rent for the expansion space is $66,000.

In May 2015, the Company entered into an amendment to a lease to extend the term of the lease for office and laboratory space at the Company’s headquarters in Lexington, MA.  The lease term will now extend from December 31, 2015 to December 31, 2017.  The annual rent for the extension period is $1.1 million for 2016 and $1.2 million for 2017.

In April 2015, the Company entered into an amendment to extend the term of an office space lease. The lease amendment extends the lease term from December 31, 2016 to December 31, 2017 and the annual rent for the additional year is approximately $300,000.

9. Co-Development Agreement with Canon US Life Sciences

On February 3, 2015, the Company entered into a Co-Development Partnership Agreement (the “Co-Development Agreement”) with Canon U.S. Life Sciences, Inc. (“Canon US Life Sciences”) to develop a diagnostic test panel to rapidly detect Lyme disease.  Under the terms of the Co-Development Agreement, the Company received an upfront payment of $2.0 million from Canon US Life Sciences and may receive an additional $6.5 million of consideration upon achieving certain development and regulatory milestones for total aggregate payments of up to $8.5 million.  The next payment the Company is eligible to receive is $1.5 million related to the achievement of a specified technical requirement.  All payments under the Co-Development Agreement are non-refundable once received.  The Company will retain exclusive worldwide commercialization rights of any products developed under the Co-Development Agreement, including sales, marketing and distribution and Canon US Life Sciences will not receive any commercial right and will be entitled to only receive royalty payments on the sales of all products developed under the Co-Development Agreement.

Either party may terminate the Co-Development Agreement upon the occurrence of a material breach by the other party (subject to a cure period).

The Company evaluated the deliverables under the Co-Development Agreement and determined that the Co-Development Agreement included one unit of accounting, the research and development services, as the joint research and development committee deliverable was deemed to be diminimus.  The Company will recognize revenue for research and development services as a component of research revenue in the condensed consolidated financial statements as the services are delivered using the proportional performance method of accounting, limited to payments earned.  Costs incurred to deliver the services under the Co-Development Agreement are recorded as research and development expense in the condensed consolidated financial statements.

The Company recorded revenue of $324,000 and $377,000 during the three and six months ended June 30, 2015, respectively, under this Agreement.

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

•                  the performance of our diagnostics;

•                  our ability to compete in the highly competitive diagnostics market;

•                  our ability to protect and enforce our intellectual property rights, including our trade secret-protected proprietary rights in T2MR; and

•                  our ability to successfully manage our growth;

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

Business Overview

We are an in vitro diagnostics company that has developed an innovative and proprietary technology platform that offers a rapid, sensitive and simple alternative to existing diagnostic methodologies. We are using our T2 Magnetic Resonance platform, or T2MR, to develop a broad set of applications aimed at lowering mortality rates, improving patient outcomes and reducing the cost of healthcare by helping medical professionals make targeted treatment decisions earlier. Our initial development efforts utilizing T2MR target sepsis and hemostasis, which are areas of significant unmet medical need where existing therapies could be more effective with improved diagnostics. On September 22, 2014, we received market authorization from the FDA for our first two products, the T2Dx Instrument, or T2DX and the T2Candida Panel or T2Candida, for the direct detection of Candida species in human whole blood specimens and independent of blood culture from patients with symptoms of, or medical conditions predisposing the patient to, invasive fungal infections.  We have launched the commercialization of the T2Dx and T2Candida in the United States and we are building a direct sales force that is targeting the top 450 hospitals in the United States that have the highest concentration of patients at risk for Candida infections. Our next three diagnostic applications are called T2Bacteria, T2HemoStat, and T2Lyme, which are focused on bacterial sepsis infections, hemostasis, and Lyme disease, respectively. We plan to initiate clinical trials in late 2015 or the first part of 2016 for T2Bacteria and in 2016 for T2HemoStat. We expect that existing reimbursement codes will support our T2Bacteria and T2HemoStat product candidates, and that the anticipated economic savings associated with T2Bacteria and T2Candida will be realized directly by hospitals.  We believe our combined initial annual addressable market opportunity for sepsis, hemostasis and Lyme disease is over $3.7 billion in the United States alone, when the market opportunity for T2Candida, T2Bacteria, T2Lyme and our initial hemostasis diagnostic panel is combined.

We have never been profitable and have incurred net losses in each year since inception. Our accumulated deficit at June 30, 2015 was $125.2 million. Substantially all our net losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations.  Having recently obtained authorization from the FDA to market the T2Dx and T2Candida, we now expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. In addition, we expect that our expenses will increase substantially as we continue the research and development of our other product candidates and maintain, expand and protect our intellectual property portfolio. Accordingly, we may seek to fund our operations through public equity or private equity or debt financings, as well as other sources. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements as and when needed would have a negative impact on our financial condition and our ability to develop and commercialize the T2Dx, T2Candida and our other product candidates.

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

Candida is the fourth leading hospital-acquired bloodstream infection and the most lethal form of common bloodstream infections that cause sepsis, with an average mortality rate of approximately 40%. This high mortality rate is largely due to the elapsed time from Candida infection to positive diagnosis and treatment. According to a study published in Antimicrobial Agents and Chemotherapy, the Candida mortality rate can be reduced to 11% with the initiation of targeted therapy within 12 hours of presentation of symptoms. Additionally, a typical patient with a Candida infection averages 40 days in the hospital, including nine days in intensive care, resulting in an average cost per hospital stay of more than $130,000 per patient. In a study published in the American Journal of Respiratory and Critical Care Medicine, providing targeted antifungal therapy within 24 hours of the presentation of symptoms decreased the length of hospital stay by approximately ten days and decreased the average cost of care by approximately $30,000 per patient.  Furthermore, in April 2015, Future Microbiology published the results of IMS Health’s T2Candida economic study showing T2Candida can potentially reduce a sepsis patient length of stay at a cost savings of $26,887 per patient and that rapid detection of Candida reduces patient deaths by 60.6%. Most recently, results from an investigational study presented at the American Society of Microbiology Conference demonstrated that in 15 pediatric cases of confirmed candidemia, the T2Candida Panel accurately identified the correct Candida species in each sample in three to five hours compared to two to six days for blood culture. In addition, the protocol was adapted to deliver results from just 2mL of blood compared to the 3mL that is currently required for testing.

Additionally, the speed to result of the T2Candida, run on the T2Dx, can help reduce the empiric overuse of ineffective, or even unnecessary, antimicrobial therapy. This inappropriate therapy is a driving force behind the spread of antimicrobial-resistant pathogens, which the United States Centers for Disease Control and Prevention recently called “one of our most serious health threats.”

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

Financial Overview

Revenue

To date, we have generated revenue primarily from research and development agreements.  Revenue earned from activities performed pursuant to research and development agreements and grants is reported as research revenue using the proportional performance method as the work is completed, limited to payments earned, and the related costs are expensed as incurred as research and development expense.

Product revenue will be derived from the sale of our instruments and related consumable diagnostic tests. We expect product revenue from the sale of our instruments to occur as soon as all applicable revenue recognition criteria have been met.  We expect product revenue from the sale of consumable diagnostic tests to occur three to six months after signing a contract with a customer, once the installation and verification of the performance of our instruments has been completed.  In the majority of cases, we expect to place instruments in hospitals in exchange for longer-term agreements, minimum commitments and/or an up-charge on the purchase of our consumable diagnostic tests. Under this business model, we believe we will recover the cost of placing our instruments in hospitals through the margins realized from our consumable diagnostic tests. Our consumable diagnostic tests can only be used with our instruments, and accordingly, as the installed base of our instruments grows, we expect the following to occur:

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

Research and development expenses

Our research and development expenses consist primarily of costs, including costs associated with manufacturing activities, incurred for development of our technology and product candidates, technology improvements and enhancements, clinical trials to evaluate the clinical utility of our product candidates, and laboratory development and expansion, and include salaries and benefits, including stock-based compensation, research-related facility and overhead costs, laboratory supplies, equipment and contract services. Research and development expenses also include costs of delivering products or services associated with research. We expense all research and development costs as incurred.

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

Results of Operations for the Three Months Ended June 30, 2015 and June 30, 2014

	Three Months Ended June 30,
	2015	2014	Change
	(in thousands)
Revenue:
Product revenue	$—	$—	$—
Research revenue	564	—	564
Total revenue	564	—	564
Costs and expenses:
Cost of product revenue	—	—	—
Research and development	6,651	4,703	1,948
Selling, general and administrative	4,437	2,446	1,991
Total costs and expenses	11,088	7,149	3,939
Loss from operations	(10,524)	(7,149)	(3,375)
Interest expense, net	(477)	(80)	(397)
Other income (expense), net	6	(74)	80
Net loss	$(10,995)	$(7,303)	$(3,692)

Research revenue

We recorded $564,000 of research revenue during the three months ended June 30, 2015 from research and development agreements with third parties utilizing T2MR for potential applications.  We did not record any research revenue in the three months ended June 30, 2014.

Research and development expenses

Research and development expenses were $6.7 million for the three months ended June 30, 2015, compared to $4.7 million for the three months ended June 30, 2014, an increase of approximately $2.0 million. The increase was primarily due to increased payroll and payroll related expenses of approximately $1.5 million, including $230,000 of incremental stock compensation expense, as we increased full-time and temporary headcount, increased facilities costs of $572,000 related to expanded laboratory and office space, and increased lab-related expenses of $441,000 related to headcount and facility expansion.  Partially offsetting these increases was a decrease in other research and development expenses of $332,000 and a $237,000 decrease in clinical expenditures as the Company was incurring expenses related to the T2Candida direcT2 pivotal clinical trial, which was completed during the three months ended June 30, 2014.

Selling, general and administrative expenses

Selling, general and administrative expenses were $4.4 million for the three months ended June 30, 2015, compared to $2.4 million for the three months ended June 30, 2014. The increase of approximately $2.0 million was due primarily to increased payroll and related expenses of approximately $1.3 million, including $359,000 of increased stock compensation expense, as we hired additional executive, sales, marketing and administrative employees, increased public company expenditures of $283,000, increased facilities costs of $221,000 related to expanded office space, and an increase in other selling, general and administrative expenses of $204,000.

Interest expense, net

Interest expense, net, was $477,000 for the three months ended June 30, 2015, compared to $80,000 for the three months ended June 30, 2014.  Interest expense, net, increased by $397,000 due to higher borrowing levels on our notes payable.

Other income (expense), net

Other income (expense), net, was $6,000 of net income for the three months ended June 30, 2015, compared to $74,000 of net expense for the three months ended June 30, 2014.  Other income (expense), net for the three months ended June 30, 2014 included a loss from the remeasurement of the liability for warrants to purchase redeemable convertible preferred stock.  The liability for warrants to purchase redeemable convertible preferred stock was extinguished in connection with our August 2014 initial public offering, or IPO, as the warrants were net exercised into common stock.

Results of Operations for the Six Months Ended June 30, 2015 and 2014

	Six Months Ended June 30,
	2015	2014	Change
	(in thousands)
Revenue:
Product revenue	$10	$—	$10
Research revenue	743	—	743
Total revenue	753	—	753
Costs and expenses:
Cost of product revenue	3	—	3
Research and development	12,520	9,768	2,752
Selling, general and administrative	8,905	4,288	4,617
Total costs and expenses	21,428	14,056	7,372
Loss from operations	(20,675)	(14,056)	(6,619)
Interest expense, net	(954)	(166)	(788)
Other income (expense), net	15	(1)	16
Net loss	$(21,614)	$(14,223)	$(7,391)

Product revenue

During the six months ended June 30, 2015, we recorded our initial product revenue from the sale of T2Candida Panels to a customer.

Research revenue

We recorded $743,000 of research revenue during the six months ended June 30, 2015 from research and development agreements with third parties utilizing T2MR for potential applications.  We did not record any research revenue in the six months ended June 30, 2014.

Cost of product revenue

During the six months ended June 30, 2015, we recorded cost of revenue and gross profit associated with its initial sale of T2Candida Panels to a customer.

Research and development expenses

Research and development expenses were $12.5 million for the six months ended June 30, 2015, compared to $9.8 million for the six months ended June 30, 2014, an increase of approximately $2.8 million. The increase was primarily due to increased payroll and payroll related expenses of approximately $2.7 million, including $454,000 of incremental stock compensation expense, as we increased full-time and temporary headcount, increased facilities costs of approximately $1.1 million related to expanded laboratory and office space, an increase in lab expenses of $574,000, and increased subcontractor expenditures related to prototype development work of $444,000.  Partially offsetting these increases was a decrease in clinical expenditures of approximately $1.3 million as the Company was incurring expenses related to the T2Candida direcT2 pivotal clinical trial, which was completed during the six months ended June 30, 2014, as well as a $491,000 decrease in other research and development expenses and a decrease in consulting expenses of $257,000.

Selling, general and administrative expenses

Selling, general and administrative expenses were $8.9 million for the six months ended June 30, 2015, compared to $4.3 million for the six months ended June 30, 2014. The increase of approximately $4.6 million was due primarily to increased payroll and related expenses of approximately $2.7 million, including $618,000 of increased stock compensation expense, as we hired additional executive, sales, marketing and administrative employees, increased marketing program expenses of $516,000, increased public company expenditures of $597,000, an increase in facilities costs of $428,000 related to expanded office space, and increased other selling, general and administrative costs of $369,000.

Interest expense, net

Interest expense, net, was $954,000 for the six months ended June 30, 2015, compared to $166,000 for the six months ended June 30, 2014.  Interest expense, net, increased by $788,000 due to higher borrowing levels on our notes payable.

Liquidity and Capital Resources

We have incurred losses and cumulative negative cash flows from operations since our inception, and as of June 30, 2015, we had an accumulated deficit of $125.2 million. We anticipate that we will continue to incur losses for at least the next several years. We expect that our research and development and selling, general and administrative expenses will continue to increase and, as a result, we will need additional capital to fund our operations, which we may raise through a combination of equity offerings, debt financings, other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements.

We have been funding our operations principally from the sale of common stock and preferred stock, the incurrence of indebtedness, and revenue from research and development agreements.

As of June 30, 2015, we had cash and cash equivalents of approximately $53.3 million.  We believe that our existing cash and cash equivalents, and additional liquidity of up to $10.0 million available from existing debt facilities, will be sufficient to meet our anticipated cash requirements for at least the next 12 months.

Cash flows

The following is a summary of cash flows for each of the periods set forth below:

	Six Months Ended June 30,
	2015	2014
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(17,392)	$(12,191)
Investing activities	(4,104)	(508)
Financing activities	936	(1,623)
Net decrease in cash and cash equivalents	$(20,560)	$(14,322)

Net cash used in operating activities

Net cash used in operating activities was approximately $17.4 million for the six months ended June 30, 2015, and consisted primarily of a net loss of $21.6 million adjusted for non-cash items including depreciation and amortization expense of $600,000, stock-based compensation expense of $1.6 million, non-cash interest expense of $180,000 and a net change in operating assets and liabilities (source of cash) of $1.9 million, primarily related to an increase in deferred revenue from an up-front payment received from our Co-Development Agreement with Canon US Life Sciences.

Net cash used in operating activities was approximately $12.2 million for the six months ended June 30, 2014, and consisted primarily of a net loss of $14.2 million adjusted for non-cash items including depreciation and amortization expense of $0.3 million, stock-based compensation expense of $0.5 million, and a net change in operating assets and liabilities of $1.2 million.

Net cash used in investing activities

Net cash used in investing activities was approximately $4.1 million for the six months ended June 30, 2015, and consisted of costs to develop Company-owned instruments and purchases of laboratory equipment and leasehold improvements of $4.2 million, partially offset by proceeds of $80,000 from the release of certain restricted cash balances.

Net cash used in investing activities was approximately $0.5 million for the six months ended June 30, 2014, and consisted of $0.5 million of purchases of laboratory equipment and computer software.

Net cash provided by (used in) financing activities

Net cash provided by financing activities was approximately $936,000 for the six months ended June 30, 2015, and consisted of $1.1 million of proceeds from the exercise of stock options and the sale of stock from the Company’s 2014 employee stock purchase plan, partially offset by $152,000 of repayments of notes payable.

Net cash used in financing activities was approximately $1.6 million for the six months ended June 30, 2014, and consisted of $0.9 million of repayments of notes payable and $0.8 million of payments of deferred initial public offering costs, partially offset by proceeds from the exercise of stock options of $0.1 million.

Contractual Obligations and Commitments

Other than as described below, there were no other material changes to our contractual obligations and commitments from those described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Annual Report on Form 10-K for the year ended December 31, 2014.

In May 2015, the Company entered into the First Amendment to our loan and security agreement with Solar Capital, Ltd. whereby the availability to draw up to $10.0 million for tranche B was extended from June 30, 2015 to December 31, 2015.  Commencing July 1, 2015, the Company will incur a fee equal to 1.0% per annum of any undrawn amounts under tranche B.  This fee is payable on the date tranche B is drawn or upon the expiration of the draw period.  All other terms of the Note Agreement remain in effect.

In May 2015, the Company entered into an amendment to a lease to expand existing manufacturing facilities.  The lease amendment term is June 1, 2015 to December 31, 2017, and the annual rent for the expansion space is $66,000.

In May 2015, the Company entered into an amendment to a lease to extend the term of the lease for office and laboratory space at the Company’s headquarters in Lexington, MA.  The lease term will now extend from December 31, 2015 to December 31, 2017.  The annual rent for the extension period is $1.1 million for 2016 and $1.2 million for 2017.

In April 2015, the Company entered into an amendment to extend the term of an office space lease. The lease amendment extends the lease term from December 31, 2016 to December 31, 2017 and the annual rent for the additional year is approximately $300,000.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under Securities and Exchange Commission, or SEC, rules.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk related to changes in interest rates. As of June 30, 2015, we had cash and cash equivalents of $53.3 million held primarily in money market funds consisting of U.S. government agency securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term securities. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate one percent change in interest rates would not have a material effect on the fair market value of our portfolio. We are also subject to interest rate risk from the loans under our credit facility with Solar Capital, Ltd., which has an outstanding principal balance of $20.0 million as of June 30, 2015 and bears interest at an annual rate equal to the one-month LIBOR plus 7.05%.  A 10% increase in the one-month LIBOR annual rate would result in an immaterial increase in our annual interest expense under our credit facility with Solar Capital, Ltd., as a result of the current low interest rate environment.

Item 4.           Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Management of the Company, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of June 30, 2015. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2015.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds

Use of Proceeds from the Sale of Registered Securities

Proceeds of approximately $1.1 million received from the issuance of common stock upon the exercise of options and the purchase of shares under our ESPP were principally used to fund operations.

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

The net proceeds of approximately $58.1 million from our IPO have been invested in accordance with the Company’s investment policy and the remaining net proceeds are included in cash and cash equivalents at June 30, 2015. There has been no material change in the expected use of the net proceeds from our IPO as described in our final prospectus, dated August 6, 2014, filed with the SEC pursuant to Rule 424(b) relating to our Registration Statement.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6.           Exhibits, Financial Statement Schedules

Exhibit Number	Exhibit Description

10.1	Non-Employee Director Compensation Program (as amended)

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL: (i) Condensed Consolidated Balance Sheets (unaudited), (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited), (iii) Condensed Consolidated Statements of Cash Flows (unaudited), and (iv) Notes to the Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

T2 Biosystems, Inc.

Date: August 5, 2015	By:	/s/ John McDonough
John McDonough
President and Chief Executive Officer

T2 Bioystems, Inc.

Date: August 5, 2015	By:	/s/ Marc R. Jones
Marc R. Jones
Chief Financial Officer