Form 10-Q
period 2015-09-30
T2 Biosystems, Inc.
filed 2015-11-04
CIK 1492674

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of November 3, 2015, the registrant had 20,384,532 shares of common stock outstanding.

T2 BIOSYSTEMS, INC.

i

PART I.

FINANCIAL INFORMATION

Item 1.                   Financial Statements

T2 Biosystems, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	September 30, 2015	December 31, 2014

Assets
Current assets:
Cash and cash equivalents	$40,117	$73,849
Accounts receivable	378	201
Prepaid expenses and other current assets	1,104	1,076
Inventories	1,057	115
Restricted cash	—	80
Total current assets	42,656	75,321
Property and equipment, net	9,448	2,760
Restricted cash, net of current portion	260	260
Deferred tax assets	313	313
Other assets	447	480
Total assets	$53,124	$79,134
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$993	$735
Accrued expenses and other current liabilities	4,291	3,662
Notes payable	1,417	295
Deferred revenue	1,199	80
Deferred tax liabilities	313	313
Lease incentives	241	87
Total current liabilities	8,454	5,172
Notes payable, net of current portion	19,344	20,660
Lease incentives, net of current portion	1,136	106
Other liabilities	380	195
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 20,339,261 and 20,041,645 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	20	20
Additional paid-in capital	160,643	156,576
Accumulated deficit	(136,853)	(103,595)
Total stockholders’ equity	23,810	53,001
Total liabilities and stockholders’ equity	$53,124	$79,134

T2 Biosystems, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Revenue
Product revenue	$245	$—	$255	$—
Research revenue	804	—	1,547	—
Total revenue	1,049	—	1,802	—
Costs and expenses:
Cost of product revenue	829	—	832	—
Research and development	6,204	4,803	18,724	14,572
Selling, general and administrative	5,181	2,984	14,086	7,271
Total costs and expenses	12,214	7,787	33,642	21,843
Loss from operations	(11,165)	(7,787)	(31,840)	(21,843)
Interest expense, net	(501)	(304)	(1,455)	(471)
Other income (expense), net	22	—	37	(1)
Net loss	$(11,644)	$(8,091)	$(33,258)	$(22,315)
Comprehensive loss	$(11,644)	$(8,091)	$(33,258)	$(22,315)
Reconciliation of net loss to net loss applicable to common stockholders:
Net loss	$(11,644)	$(8,091)	$(33,258)	$(22,315)
Accretion of redeemable convertible preferred stock to redemption value	$—	$(758)	$—	$(4,570)
Net loss applicable to common stockholders	$(11,644)	$(8,849)	$(33,258)	$(26,885)
Net loss per share applicable to common stockholders — basic and diluted	$(0.57)	$(0.71)	$(1.64)	$(5.25)
Weighted-average number of common shares used in computing net loss per share applicable to common stockholders — basic and diluted	20,331,274	12,379,337	20,225,056	5,120,977

T2 Biosystems, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2015	2014

Operating activities
Net loss	$(33,258)	$(22,315)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	979	459
Stock-based compensation expense	2,899	1,057
Noncash interest expense	288	102
Change in fair value of warrants	—	1
Deferred rent	(86)	15
Changes in operating assets and liabilities:
Accounts receivable	(177)	—
Prepaid expenses and other current assets	(28)	(901)
Inventories	(942)	—
Accounts payable	258	(227)
Accrued expenses and other liabilities	303	2,110
Deferred revenue	1,119	—
Net cash used in operating activities	(28,645)	(19,699)
Investing activities
Purchases of property and equipment	(6,100)	(1,039)
Decrease in restricted cash	80	—
Net cash used in investing activities	(6,020)	(1,039)
Financing activities
Proceeds from issuance of common stock in initial public offering, net of offering costs	—	60,145
Proceeds from issuance of common stock and stock option exercises	1,168	150
Proceeds from notes payable, net of issuance costs	—	9,800
Repayment of notes payable	(235)	(3,966)
Net cash provided by financing activities	933	66,129
Net (decrease) increase in cash and cash equivalents	(33,732)	45,391
Cash and cash equivalents at beginning of period	73,849	30,198
Cash and cash equivalents at end of period	$40,117	$75,589

Supplemental disclosures of cash flow information
Cash paid for interest	$1,110	$294
Supplemental disclosures of noncash activities
Accrued cost of property and equipment	$1,567	$—
Accretion of Series A-1, A-2, B, C, D and E redeemable convertible preferred stock to redemption value	$—	$4,570
Issuance costs incurred but unpaid at period end	$—	$80
Initial public offering costs incurred but unpaid at period end	$—	$2,104
Conversion of redeemable convertible preferred stock to common stock	$—	$117,383
Conversion of preferred stock warrants to common stock	$—	$1,226

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

The Company has devoted substantially all of its efforts to research and development, business planning, recruiting management and technical staff, acquiring operating assets, raising capital, and, most recently, the commercialization of its products.

Liquidity

At September 30, 2015 the Company has cash and cash equivalents of $40.1 million and an accumulated deficit of $136.9 million.  The future success of the Company is dependent on its ability to successfully commercialize its FDA approved products, obtain regulatory clearance for and successfully launch its future product candidates and ultimately attain profitable operations, and obtain additional capital. Historically, the Company has funded its operations primarily through its August 2014 initial public offering, private placements of redeemable convertible preferred stock and through debt financing arrangements. Management believes that its existing cash resources at September 30, 2015 together with the additional remaining liquidity of up to $10.0 million of available borrowings from existing debt facilities (Note 5) and $10.0 million available under an Equipment Lease Facility (the “Facility”) entered into in October 2015 (Note 8) to help the Company meet its capital equipment needs, will be sufficient to allow the Company to fund its current operating plan through at least the next 12 months.

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

The accompanying interim condensed consolidated balance sheet as of September 30, 2015, the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2015 and 2014, the condensed consolidated statements of cash flows for the nine months ended September 30, 2015 and 2014 and the related financial data and other information disclosed in these notes are unaudited. The unaudited interim financial statements have been prepared on the same basis as the audited annual financial statements, and, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of September 30, 2015, and the results of its operations and its cash flows for the three and nine months ended September 30, 2015 and 2014. The results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015, any other interim periods, or any future year or period.

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

Net Loss Per Share

Basic net loss per share is calculated by dividing net loss applicable to common stockholders, which is net loss plus accretion of redeemable convertible preferred stock to redemption value in the period, by the weighted-average number of shares of common stock outstanding during the period, without consideration for common stock equivalents. Diluted net loss per share is calculated by adjusting the weighted-average number of shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury-stock method for outstanding stock options and warrants. For purposes of the diluted net loss per share calculation, redeemable convertible preferred stock and warrants to purchase redeemable convertible preferred stock outstanding prior to the August 2014 initial public offering and stock options are considered to be common stock equivalents, but have been excluded from the calculation of diluted net loss per share, as their effect, including the related impact to the numerator of the fair value adjustment of the warrant and the impact to the denominator of the warrant shares, would be anti-dilutive for all periods presented. Therefore, basic and diluted net loss per share applicable to common stockholders was the same for all periods presented.

Guarantees

From time to time, the Company enters into indemnification agreements in the ordinary course of business, including, but not limited to, indemnification agreements with directors and officers, within its lease agreements for office, laboratory and manufacturing space, and with certain suppliers and business partners.  As of September 30, 2015 and December 31, 2014, the Company had not experienced any material losses related to these indemnification obligations, and no material claims with respect thereto were outstanding. The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related reserves were established.

Revenue Recognition

The Company generates revenue from product sales, which includes the sale of T2Dx, consumable diagnostic tests and related services, and research and development agreements with third parties. The Company recognizes revenue in accordance with FASB ASC Topic 605, Revenue Recognition (“ASC 605”). Accordingly, the Company recognizes revenue when all of the following criteria have been met:

i.                                          Persuasive evidence of an arrangement exists

ii.                                       Delivery has occurred or services have been rendered

iii.                                    The seller’s price to the buyer is fixed or determinable

iv.                                   Collectability is reasonably assured

If any of the above criteria have not been met, the Company defers revenue until such time each of the criteria have been satisfied.

Product revenue is generated by the sale of T2Dx and consumable diagnostic tests.  The Company either directly sells the T2Dx to customers, or retains title and places the T2Dx at the customer site pursuant to a reagent rental agreement.  When a T2Dx is directly purchased by a customer, the Company generally recognizes revenue upon completion of the installation of the T2Dx at the customer location.  When a T2Dx is placed under a reagent rental agreement, the Company’s customers generally agree to longer-term agreements, minimum purchase commitments and/or pay an incremental charge on each consumable diagnostic test purchased, which varies based on the monthly volume of test cartridges purchased.  Revenue from the sale of consumable diagnostic tests, which includes the incremental charge, is generally recognized upon shipment as a component of product revenue in the Company’s consolidated statements of operations and comprehensive loss.

Direct sales of T2Dx include warranty, maintenance and technical support services for one year following the installation of the purchased T2Dx (“Maintenance Services”).  After the completion of the initial Maintenance Services period, customers have the option to renew the Maintenance Services for additional one year periods in exchange for additional consideration.  In addition, the Company may provide training to customers.  The Company defers revenue from the initial sale of T2Dx equal to the relative fair value of the Maintenance Services and training and recognizes the amounts ratably over the service delivery period.

The Company warrants that consumable diagnostic tests will be free from defects, when handled according product specifications, for the stated life of the product.  To fulfill valid warranty claims, the Company provides a credit to its customers on future orders.  Accordingly, the Company defers revenue associated with the estimated defect rates of the consumable diagnostic tests.

The Company does not offer rights of return for the T2Dx or consumable diagnostic tests.

Shipping and handling costs incurred associated with products sold to customers are recorded as a cost of product revenue in the consolidated statement of operations and comprehensive loss.  Shipping and handling costs billed to customers in connection with a product sale are recorded as a component of product revenue in the consolidated statements of operations and comprehensive loss.

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

The consideration received is allocated among the separate units of accounting based on a selling price hierarchy.  The selling price hierarchy is based on: (1) vendor specific objective evidence (“VSOE”), if available; (2) third party evidence of selling price if VSOE is not available; or (3) best estimated selling price (“BESP”) if neither VSOE nor third party evidence is available. The Company generally expects that it will not be able to establish selling price using third-party evidence due to the nature of our products and the markets in which we compete, and, as such, we typically will determine selling price using VSOE or BESP.

When the Company establishes selling price using BESP, consideration is given to both market and Company-specific factors, including the cost to produce the deliverable and the anticipated margin on that deliverable, as well as the characteristics of markets in which the deliverable is sold.

Revenue earned from activities performed pursuant to research and development agreements is reported as research revenue in the consolidated statements of operations and comprehensive loss, and is recognized using the proportional performance method as the work is completed, limited to payments earned, and the related costs are expensed as incurred as research and development expense.  The timing of receipt of cash from the Company’s research and development agreements generally differs from when revenue is recognized.

Cost of Revenues

Cost of product revenue includes the cost of materials, direct labor and manufacturing overhead costs used in the manufacture of our consumable diagnostic tests sold to customers and related license and royalty fees.  Cost of product revenue also includes depreciation on revenue generating T2Dx that have been placed with customers under reagent rental agreements; costs of materials, direct labor and manufacturing overhead costs on T2Dx sold to customers; and other costs such as customer support costs, warranty and repair and maintenance expense on T2Dx that have been placed with customers under reagent rental agreements.

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

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory (“ASU 2015-11”).  The standard simplifies the subsequent measurement of inventory by requiring inventory to be measured at the lower of cost and net realizable value for entities using the first-in-first out method of valuing inventory.  ASU 2015-11 eliminates other measures required by current guidance to determine net realizable value.  ASU 2015-11 is effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years and early adoption is permitted.  The Company has not adopted ASU 2015-11 and does not expect the new guidance to have a material effect on its condensed consolidated financial statements.

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

3. Fair Value Measurements

The Company measures the following financial assets at fair value on a recurring basis. The following tables set forth the Company’s financial assets carried at fair value categorized using the lowest level of input applicable to each financial instrument as of September 30, 2015 and December 31, 2014 (in thousands):

	Balance at September 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash	$2,114	$2,114	$—	$—
Money market funds	38,003	38,003	—	—
Restricted cash	260	260	—	—
	$40,377	$40,377	$—	$—

	Balance at December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash	$10,348	$10,348	$—	$—
Money market funds	63,501	63,501	—	—
Restricted cash	340	340	—	—
	$74,189	$74,189	$—	$—

For certain financial instruments, including accounts payable and accrued expenses, the carrying amounts approximate their fair values as of September 30, 2015 and December 31, 2014 because of their short-term nature. At September 30, 2015 and December 31, 2014, the carrying value of the Company’s debt approximated fair value, which was determined using Level 3 inputs, including a market interest rate.

4. Supplemental Balance Sheet Information

Inventories

Inventories are stated at the lower of cost or market value on a first-in, first-out basis and are comprised of the following (in thousands):

	September 30,	December 31,
	2015	2014
Raw materials	$545	$71
Work-in-process	451	44
Finished goods	61	—
Total inventories	$1,057	$115

Property and Equipment

Property and equipment consists of the following (in thousands):

	September 30, 2015	December 31, 2014
Office and computer equipment	$395	$383
Software	623	480
Laboratory equipment	3,842	3,312
Furniture	187	187
Manufacturing tooling and molds	71	26
Leasehold improvements	3,158	764
T2Dx and components	4,026	563
Construction in progress	1,467	387
	13,769	6,102
Less accumulated depreciation and amortization	(4,321)	(3,342)
Property and equipment, net	$9,448	$2,760

Construction in progress is primarily comprised of equipment and leasehold improvement construction projects that have not been placed in service.  T2Dx and components is comprised of raw materials and work-in-process inventory that are expected to be used or used to produce Company-owned instruments, based on the Company’s business model and forecast, and completed instruments that will be used for internal research and development or reagent rental agreements with customers.  Completed T2Dx are placed in service once installation procedures are completed and are depreciated over five years.  Depreciation expense for Company-owned T2Dx placed at customer sites pursuant to reagent rental agreements is recorded as a component of cost of product revenue and totaled approximately $28,000 for the three and nine months ended September 30, 2015.  Depreciation expense for T2Dx used for internal research and development is recorded as a component of research and development expense.

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	September 30,	December 31,
	2015	2014
Accrued payroll and compensation	$2,524	$1,846
Accrued research and development expenses	365	733
Accrued professional services	403	374
Other accrued expenses	999	709
Total accrued expenses	$4,291	$3,662

5. Debt

On July 11, 2014, the Company entered into a loan and security agreement (“Note Agreement”) with two lenders to borrow up to $30.0 million for operations. The Note Agreement allows the Company to borrow amounts in two tranches, up to $20.0 million (drawn in amounts not less than $10.0 million upon closing and the remainder drawn in amounts not less than $5.0 million draws) for tranche A and up to $10.0 million for tranche B. The Company borrowed the full $20.0 million available under tranche A by December 31, 2014.  Under the Note Agreement, borrowings under tranche B are only available to the Company if both of the following conditions are met by June 30, 2015: (a) the Company receives Section 510(k) clearance from the FDA on the Company’s T2Dx and T2Candida products and (b) the Company completes a public or private stock offering, equity raise or strategic partner arrangement resulting in the receipt of at least $30.0 million in net proceeds by the Company. As the Company received FDA approval in September 2014 and the Company closed its initial public offering in August 2014, the borrowings under tranche B are now available as both of the required conditions have been met.

In May 2015, the Company entered into the First Amendment to the Note Agreement whereby the availability to draw up to $10.0 million for tranche B was extended from June 30, 2015 to December 31, 2015.  Commencing July 1, 2015, the Company incurs a fee equal to 1.0% per annum of any undrawn amounts under tranche B.  This fee is payable on the date tranche B is drawn or upon the expiration of the draw period.  All other terms of the Note Agreement remain in effect.

In October 2015, the Company entered into the Second Amendment to the Note Agreement to enable the Company to enter into the Equipment Lease Facility (Note 8).

Through September 30, 2015, the Company received proceeds of $19.7 million under tranche A, net of issuance costs. To date, the Company has not drawn the remaining tranche B available borrowings of $10.0 million.

The amounts borrowed under the Note Agreement are collateralized by substantially all of the assets of the Company and bear interest at the one-month LIBOR plus 7.05%, which was 7.25% on September 30, 2015. The Company will pay interest only payments on the amounts borrowed under the Note Agreement through July 31, 2016. After the interest only period, the Company will repay the amounts borrowed in equal monthly installments until the maturity date of July 1, 2019. The Note Agreement requires payment of a final fee of 4.75% of the aggregate original principal of amounts borrowed, which the Company is accruing over the term of the Note Agreement. In addition, amounts borrowed may be prepaid at the option of the Company in denominations of not less than $1.0 million, and any amounts prepaid are subject to a prepayment premium of 1.5% if prepaid prior to the first anniversary of the borrowing date, 1.0% if prepaid prior to the second anniversary of the borrowing date and after the first anniversary of the borrowing date, and 0.5% if prepaid prior to the maturity date and after the second anniversary of the borrowing date.  The effective interest rate for the Note Agreement, including final fee interest and non-cash interest, is 9.5%.

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

The number of shares reserved for future issuance under the 2014 Plan is the sum of (1) 823,529 shares, (2) any shares that were granted under the 2006 Plan which are forfeited, lapsed unexercised or are settled in cash subsequent to the effective date of the 2014 Plan and (3) an annual increase on the first day of each calendar year beginning January 1, 2015 and ending on January 1, 2024, equal to the lesser of (A) 823,529 shares, (B) 4% of the shares outstanding (on an as-converted basis) on the final day of the immediately preceding calendar year, and (C) such smaller number of shares determined by the Company’s board of directors.  As of September 30, 2015 there were 524,330 shares available for future grant under the 2014 Plan.

Stock Options

During the nine months ended September 30, 2015, the Company granted options with an aggregate fair value of $8.6 million, which are being amortized into compensation expense over the vesting period of the options as the services are being provided. The following is a summary of option activity under the Plans:

	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2014	2,911,146	$5.30	7.87	$40,586
Granted	972,133	16.96
Exercised	(264,393)	2.89		3,588
Cancelled	(147,950)	6.52
Outstanding at September 30, 2015	3,470,936	8.69	7.64	11,396
Exercisable at September 30, 2015	1,649,062	4.36	6.16	8,850
Vested or expected to vest at September 30, 2015	3,238,718	8.34	7.53	11,181

The weighted-average fair values of options granted in the nine-month periods ended September 30, 2015 and 2014 were $8.91 per share and $5.71 per share, respectively, and were calculated using the following estimated assumptions:

	Nine Months Ended September 30,
	2015	2014
Weighted-average risk-free interest rate	1.70%	1.93%
Expected dividend yield	0.00%	0.00%
Expected volatility	55%	61%
Expected terms	5.9 years	6.0 years

Employee Stock Purchase Plan

The Company’s 2014 Employee Stock Purchase Plan (the “2014 ESPP”) provides initially for granting up to 220,588 shares of the Company’s common stock to eligible employees.  The 2014 ESPP plan period is semi-annual and allows participants to purchase the Company’s common stock at 85% of the lower of (i) the market value per share of common stock on the first day of the offering period or (ii) the market value per share of the common stock on the purchase date.  Each participant can purchase up to a maximum of $25,000 per calendar year in fair market value of such shares of common stock, as determined by the market value per share of common stock at the beginning of the offering period.  The Company issued 33,224 shares of common stock for total proceeds of $404,000 upon completion of the offering period ended April 30, 2015.  The current offering period commenced on May 1, 2015 and ends November 15, 2015.  Stock-based compensation expense from the 2014 ESPP for the three and nine-months ended September 30, 2015 was $66,000 and $192,000, respectively.

Stock-Based Compensation Expense

The following table summarizes the stock-based compensation expense resulting from awards granted under stock incentive plans, including the 2014 ESPP, that was recorded in the Company’s results of operations for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Research and development	$440	$127	$1,017	$250
Selling, general and administrative	882	425	1,882	807
Total stock-based compensation expense	$1,322	$552	$2,899	$1,057

As of September 30, 2015, there was $12.1 million of total unrecognized compensation cost related to unvested stock options granted under the Plans. Total unrecognized compensation cost will be adjusted for future changes in the estimated forfeiture rate. The Company expects to recognize that cost over a remaining weighted-average period of 3.0 years as of September 30, 2015.

7. Net Loss Per Share

Excluded from the calculation of diluted net loss per share applicable to common stockholders, prior to the application of the treasury stock method, were 3,470,936 and 2,791,317 shares, for the three and nine month periods ended September 30, 2015 and 2014, respectively, related to options to purchase common shares.  The shares are excluded because their effect would have been anti-dilutive for the periods presented.

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

Equipment Lease Facility

In October 2015, the Company signed a $10.0 million Facility to fund capital equipment needs.  Under the Facility, the lessor will fund capital equipment purchases presented.  The Company will repay the amounts borrowed in 36 equal monthly installments from the date of the amount funded.  At the end of the 36 month lease term, the Company has the option to (a) repurchase the leased equipment at the lesser of fair market value or 10% of the original equipment value, (b) extend the applicable lease for a specified period of time, which will not be less than one year, or (c) return the leased equipment to the lessor.

9. Co-Development Agreement with Canon US Life Sciences

On February 3, 2015, the Company entered into a Co-Development Partnership Agreement (the “Co-Development Agreement”) with Canon U.S. Life Sciences, Inc. (“Canon US Life Sciences”) to develop a diagnostic test panel to rapidly detect Lyme disease.  Under the terms of the Co-Development Agreement, the Company received an upfront payment of $2.0 million from Canon US Life Sciences and may receive an additional $6.5 million of consideration upon achieving certain development and regulatory milestones for total aggregate payments of up to $8.5 million.  In October 2015, the Company achieved a specified technical requirement and is eligible to receive $1.5 million, related to the achievement of the milestone.  The Company is eligible to receive an additional $5.0 million under the arrangement, in two milestone payments of $2.0 million and $3.0 million, related to the achievement of additional development and regulatory milestones. All payments under the Co-Development Agreement are non-refundable once received.  The Company will retain exclusive worldwide commercialization rights of any products developed under the Co-Development Agreement, including sales, marketing and distribution and Canon US Life Sciences will not receive any commercial right and will be entitled to only receive royalty payments on the sales of all products developed under the Co-Development Agreement.

Either party may terminate the Co-Development Agreement upon the occurrence of a material breach by the other party (subject to a cure period).

The Company evaluated the deliverables under the Co-Development Agreement and determined that the Co-Development Agreement included one unit of accounting, the research and development services, as the joint research and development committee deliverable was deemed to be de minimus.  The Company is recognizing revenue for research and development services as a component of research revenue in the condensed consolidated financial statements as the services are delivered using the proportional performance method of accounting, limited to payments earned.  Costs incurred to deliver the services under the Co-Development Agreement are recorded as research and development expense in the condensed consolidated financial statements.

The Company recorded revenue of $469,000 and $846,000 during the three and nine months ended September 30, 2015, respectively, under the Co-Development Agreement.

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

Business Overview

We are an in vitro diagnostics company that has developed an innovative and proprietary technology platform that offers a rapid, sensitive and simple alternative to existing diagnostic methodologies. We are using our T2 Magnetic Resonance platform, or T2MR, to develop a broad set of applications aimed at lowering mortality rates, improving patient outcomes and reducing the cost of healthcare by helping medical professionals make targeted treatment decisions earlier. Our initial development efforts utilizing T2MR target sepsis and hemostasis, which are areas of significant unmet medical need where existing therapies could be more effective with improved diagnostics. On September 22, 2014, we received market authorization from the FDA for our first two products, the T2Dx Instrument, or T2DX and the T2Candida Panel or T2Candida, for the direct detection of Candida species in human whole blood specimens and independent of blood culture from patients with symptoms of, or medical conditions predisposing the patient to, invasive fungal infections.  We have launched the commercialization of the T2Dx and T2Candida in the United States and we are building a direct sales force that is targeting the top 450 hospitals in the United States that have the highest concentration of patients at risk for Candida infections. Our next three diagnostic applications are called T2Bacteria, T2HemoStat, and T2Lyme, which are focused on bacterial sepsis infections, hemostasis, and Lyme disease, respectively. In late 2015, we plan to initiate the collection of samples to support clinical trials for T2Bacteria beginning in 2016 and we plan to initiate clinical trials in the middle of 2016 for T2HemoStat. We expect that existing reimbursement codes will support our T2Bacteria and T2HemoStat product candidates, and that the anticipated economic savings associated with T2Bacteria and T2Candida will be realized directly by hospitals.  We believe our combined initial annual addressable market opportunity for sepsis, hemostasis and Lyme disease is over $3.7 billion in the United States alone, when the market opportunity for T2Candida, T2Bacteria, T2Lyme and our initial hemostasis diagnostic panel is combined. We believe the benefits of our proprietary technology platform, including the ability to rapidly and directly detect a broad range of targets in a wide variety of sample types, will have potential future applications within and outside of the in vitro diagnostics market, including the diagnosis of infectious disease, cancer, cardiac and other wellness applications, as well as environmental, food safety, industrial and veterinary applications.

We compete with traditional blood culture-based diagnostic companies, including Becton Dickinson & Co. and bioMerieux, Inc., as well as companies offering post-culture species identification using both molecular and non-molecular methods, including bioMerieux, Inc., Bruker Corporation, Cepheid and Siemens AG, as well as other diagnostic companies such as Abbott, Accelerate Diagnostics, BioFire and Nanosphere.

We have never been profitable and have incurred net losses in each year since inception. Our accumulated deficit at September 30, 2015 was $136.9 million. Substantially all our net losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations.  Having obtained authorization from the FDA to market the T2Dx and T2Candida, we are incurring significant commercialization expenses related to product sales, marketing, manufacturing and distribution. In addition, we expect that our expenses will increase substantially as we continue the research and development of our other product candidates and maintain, expand and protect our intellectual property portfolio. Accordingly, we may seek to fund our operations through public equity or private equity or debt financings, as well as other sources. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements as and when needed would have a negative impact on our financial condition and our ability to develop and commercialize the T2Dx, T2Candida and our other product candidates.

Our Commercial Products and the Unmet Clinical Need

Our initial FDA-authorized products, the T2Dx and T2Candida utilize T2MR to detect species-specific Candida directly from whole blood in three to five hours versus the two to five days required by blood culture-based diagnostics. This allows the patient to receive the correct treatment in four to six hours versus at least forty-eight hours for blood culture. The T2Candida runs on the T2Dx and provides high sensitivity with a limit of detection as low as 1 CFU/mL, even in the presence of antimicrobial therapy.

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

Sepsis is one of the leading causes of death in the United States, claiming more lives annually than breast cancer, prostate cancer and AIDS combined, and it is the most expensive hospital-treated condition.  Most commonly afflicting immunocompromised, critical care and elderly patients, sepsis is a severe inflammatory response to a bacterial or fungal infection with a mortality rate of approximately 30%. One out of approximately every two to three hospital deaths in the United States is attributable to sepsis. According to data published by the U.S. Department of Health and Human Services for 2011, the cost of treating sepsis is over $20 billion in the United States, or approximately 5% of the total aggregate costs associated with domestic hospital stays. Sepsis is typically caused by one or more of five Candida species or over 25 bacterial pathogens, and effective treatment requires the early detection and identification of these specific target pathogens in a patient’s bloodstream. Today, sepsis is typically diagnosed through a series of blood cultures followed by post-blood culture species identification. This method has substantial diagnostic limitations that lead to a delay of up to several days in administration of targeted treatment and the incurrence of unnecessary hospital expense.  In addition, the Survey of Physicians’ Perspectives and Knowledge About Diagnostic Tests for Bloodstream Infectious in 2015 reported that negative blood culture results are only trusted by 36% of those physicians.   Without the ability to rapidly identify pathogens, physicians typically start treatment of at-risk patients with broad-spectrum antibiotics, which can be ineffective and unnecessary and have contributed to the spread of antimicrobial resistance. According to a study published by Critical Care Medicine in 2006, in sepsis patients with documented hypotension, administration of effective antimicrobial therapy within the first hour of detection was associated with a survival rate of 79.9% and, over the ensuing six hours, each hour of delay in initiation of treatment was associated with an average decrease in survival of 7.6%.

We believe our sepsis products will redefine the standard of care in sepsis management while lowering healthcare costs by improving both the precision and the speed of detection of sepsis-causing pathogens. According to a study published in the Journal of Clinical Microbiology in 2010, targeted therapy for patients with bloodstream infections can be delayed up to 72 hours due to the wait time for blood culture results, leading to the conclusion that more-rapid identification of the causative organism would be highly desirable to facilitate targeted treatment in the critical phase of septic illness. In another study published in Clinical Infectious Diseases in 2012, the delayed administration of appropriate anti-fungal therapy was associated with higher mortality among patients with septic shock attributed to Candida infection and, on that basis, the study stated that more rapid and accurate diagnostic techniques appear to be needed. Our pivotal clinical trial demonstrated that T2Candida can deliver actionable results as fast as three hours, with an average time to result of 4.2 hours, compared to the average time to result of two to five or more days typically required for blood-culture-based diagnostics, which we believe will enable physicians to make treatment decisions and administer targeted treatment to patients in four to six hours versus forty-eight to one hundred and twenty for blood culture. We believe that T2Bacteria will also deliver actionable results within these timeframes because this diagnostic panel operates similarly to T2Candida and is designed to run on the same instrument as T2Candida.

Candida is the fourth leading hospital-acquired bloodstream infection, afflicting more than 135,000 patients per year in the united states, and the most lethal form of common bloodstream infections that cause sepsis, with an average mortality rate of approximately 40%. This high mortality rate is largely due to the elapsed time from Candida infection to positive diagnosis and treatment. According to a study published in Antimicrobial Agents and Chemotherapy, the Candida mortality rate can be reduced to 11% with the initiation of targeted therapy within 12 hours of presentation of symptoms. Additionally, a typical patient with a Candida infection averages 40 days in the hospital, including nine days in intensive care, resulting in an average cost per hospital stay of more than $130,000 per patient. In a study published in the American Journal of Respiratory and Critical Care Medicine, providing targeted antifungal therapy within 24 hours of the presentation of symptoms decreased the length of hospital stay by approximately ten days and decreased the average cost of care by approximately $30,000 per patient.  Furthermore, in April 2015, Future Microbiology published the results of IMS Health’s T2Candida economic study demonstrating that an average hospital admitting 5,100 patients at risk for candida infections could save $1,148 per patient tested with T2Candida, resulting in annual potential savings of approximately $5.8 million due to decreased hospital stays, anti-fungal utilization and mortality rates. the economic study further showed T2Candida can potentially reduce the costs of care by $26,887 for a Candida patient and that rapid detection of Candida reduces patient deaths by 60.6%. Most recently, results from a data analysis of T2Candida for the detection and monitoring of Candida infection and sepsis were published comparing aggregated results from the use of T2Candida to blood culture-based diagnostics for the detection of invasive candidiasis and candidemia. The analysis included samples acquired from more than 1,900 patients. Out of 55 total cases, T2Candida demonstrated 96.4% sensitivity (53 cases) compared to 60% (33 cases) with blood culture.

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

Our T2Bacteria Panel

We are also developing T2Bacteria, a multiplex diagnostic panel that detects six major bacterial pathogens associated with sepsis and, in conjunction with T2Candida and standard empiric therapy regimens, will enable the early, appropriate treatment of 95% of sepsis patients. FDA market authorization of T2Bacteria would expand the Company’s target market from 450 hospitals to 2,500 hospitals. T2Bacteria, which will also run on T2Dx, is expected to address the same approximately 6.75 million symptomatic high-risk patients as T2Candida and also a new population of patients who are at increased risk for bacterial infections, including an additional two million patients presenting with symptoms of infection in the emergency room setting. We expect that T2Bacteria will achieve similar performance capabilities and provide similar benefits as T2Candida, including similar time to results and limits of detection.

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

Another significant unmet clinical need that we believe can be addressed by T2MR is the timely diagnosis and management of impaired hemostasis, which is a potentially life-threatening condition in which a patient is unable to promote the formation of blood clots to stabilize excessive bleeding. For critical trauma patients with impaired hemostasis, diagnostic results are typically required in fewer than 45 minutes to aid clinicians in making the most effective treatment decisions. The need for rapid diagnosis is not met by current diagnostic methods, which typically involve multiple instruments and can take hours to process a patient specimen. As a result, physicians often make critical decisions for treatment of impaired hemostasis with limited or no diagnostic data.  Within the hemostasis market, for trauma alone, there are over ten million patients in the United States annually who present with symptoms of impaired hemostasis. Approximately 80% of these patients are treated in a level 1 or 2 trauma center, 85% of which overlap with the 450 hospitals being targeted for T2Candida.

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

Financial Overview

Revenue

We generate revenue from the sale of our products and from activities performed pursuant to research and development agreements.

Revenue earned from activities performed pursuant to research and development agreements is reported as research revenue using the proportional performance method as the work is completed, limited to payments earned, and the related costs are expensed as incurred as research and development expense.

Product revenue is derived from the sale of our instruments and related consumable diagnostic tests.  We recognize product revenue from the sale of our instruments upon completion of installation and as soon as all applicable revenue recognition criteria have been met.  In the majority of cases, we expect to place instruments, under reagent rental agreements, in hospitals in exchange for longer-term agreements, minimum commitments and/or an incremental charge on the purchase of our consumable diagnostic tests. Under this business model, we believe we will recover the cost of placing our instruments in hospitals through the margins realized from our consumable diagnostic tests. Our consumable diagnostic tests can only be used with our instruments, and accordingly, as the installed base of our instruments grows, we expect the following to occur:

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

Cost of Product Revenue

Cost of product revenue includes the cost of materials, direct labor and manufacturing overhead costs used in the manufacture of our consumable diagnostic tests sold to customers and related license and royalty fees.  Cost of product revenue also includes depreciation on revenue generating T2Dx Instruments that have been placed with our customers under reagent rental agreements; costs of materials, direct labor and manufacturing overhead costs on T2Dx Instruments sold to customers; and other costs such as customer support costs, warranty and repair and maintenance expense on T2Dx Instruments that have been placed with our customers under reagent rental agreements.  We manufacture our T2Dx Instruments and some of our consumable diagnostic tests in our facilities.  We outsource the manufacturing of components of our consumable diagnostic tests to a contract manufacturer.  We expect cost of product revenue to increase and to initially exceed or represent a high percentage of our product revenue as we continue to invest in our manufacturing facilities and customer service organization and grow our installed customer base.  We plan to continue to expand our capacity to support our growth, which will result in higher cost of revenue in absolute dollars. However, we expect cost of product revenue, as a percentage of revenue, to decline as revenue grows in the future.

Research and development expenses

Our research and development expenses consist primarily of costs, including costs, incurred for the development of our technology and product candidates, technology improvements and enhancements, clinical trials to evaluate the clinical utility of our product candidates, and laboratory development and expansion, and include salaries and benefits, including stock-based compensation, research-related facility and overhead costs, laboratory supplies, equipment and contract services. Research and development expenses also include costs of delivering products or services associated with research revenue. We expense all research and development costs as incurred.

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

Interest expense, net

Interest expense, net, consists primarily of interest expense on our notes payable and the amortization of issuance costs, partially offset by interest earned on our cash and cash equivalents.

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

The items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2014 remain materially consistent, except for the critical accounting policies and estimates described below.  For a description of those critical accounting policies, please refer to our Annual Report on Form 10-K filing for the year ended December 31, 2014.

Revenue Recognition

We generate revenue from product sales, which includes the sale of T2Dx, consumable diagnostic tests and related services, and research and development agreements with third parties. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable and collection is reasonably assured.  If any of the revenue recognition criteria described have not been met, we defer revenue until such time each of the revenue recognition criteria have been satisfied.

Product revenue is generated by the sale of T2Dx and consumable diagnostic tests.  We either directly sell the T2Dx to customers or retain title and places the T2Dx at the customer site pursuant to a reagent rental agreement.  When a T2Dx is directly purchased by a customer, we generally recognize revenue upon completion of the installation of the T2Dx at the customer location.  When a T2Dx is placed under a reagent rental agreement, our customers generally agree to longer-term agreements, minimum purchase commitments and/or pay an incremental charge on each consumable diagnostic test purchased, which varies based on the monthly volume of test cartridges purchased.  Revenue from the sale of consumable diagnostic tests, which includes the incremental charge, is generally recognized upon shipment as a component of product revenue in our consolidated statements of operations and comprehensive loss.

Direct sales of T2Dx sales include warranty, maintenance and technical support services for one year following the installation of a purchased T2Dx (“Maintenance Services”).  After the completion of the initial Maintenance Services period, customers have the option to renew the Maintenance Services for additional one year periods in exchange for additional consideration.  In addition, we may provide training to customers.  We defer revenue from the initial sale of T2Dx equal to the relative fair value of the Maintenance Services and training and recognize the amounts ratably over the service delivery period.

We warrant that consumable diagnostic tests will be free from defects, when handled according product specifications, for the stated life of the product.  To fulfill valid warranty claims, we provide a credit to our customers on future orders.  Accordingly, we defer revenue associated with the estimated defect rates of the consumable diagnostic tests.

We do not offer rights of return for T2Dx or consumable diagnostic tests.

For multiple-element arrangements,we identify the deliverables included within each agreement and evaluates which deliverables represent separate units of accounting. The determination that multiple elements in an arrangement meet the criteria for separate units of accounting requires us to exercise our judgment.  We account for those components as separate elements when the following criteria are met: (1) the delivered items have value to the customer on a stand-alone basis; and, (2) if there is a general right of return relative to the delivered items, delivery or performance of the undelivered items is considered probable and within its control.

The consideration received is allocated among the separate units of accounting based on a selling price hierarchy.  The selling price hierarchy is based on: (1) vendor specific objective evidence (“VSOE”), if available; (2) third party evidence of selling price if VSOE is not available; or (3) best estimated selling price (“BESP”) if neither VSOE nor third party evidence is available. We generally expects that we will not be able to establish selling price using third-party evidence due to the nature of our products and the markets in which we compete, and, as such, we typically will determine selling price using VSOE or BESP.

When we establish selling price using BESP, consideration is given to both market and Company-specific factors, including the cost to produce the deliverable and the anticipated margin on that deliverable, as well as the characteristics of markets in which the deliverable is sold.

Revenue earned from activities performed pursuant to research and development agreements is reported as research revenue in the consolidated statements of operations and comprehensive loss, and is recognized using the proportional performance method as the work is completed, limited to payments earned, and the related costs are expensed as incurred as research and development expense.  The timing of receipt of cash from the our research and development agreements generally differs from when revenue is recognized.

Results of Operations for the Three Months Ended September 30, 2015 and September 30, 2014

	Three Months Ended September 30,
	2015	2014	Change
		(in thousands)
Revenue:
Product revenue	$245	$—	$245
Research revenue	804	—	804
Total revenue	1,049	—	1,049
Costs and expenses:
Cost of product revenue	829	—	829
Research and development	6,204	4,803	1,401
Selling, general and administrative	5,181	2,984	2,197
Total operating expenses	12,214	7,787	4,427
Loss from operations	(11,165)	(7,787)	(3,378)
Interest expense, net	(501)	(304)	(197)
Other income (expense), net	22	—	22
Net loss	$(11,644)	$(8,091)	$(3,553)

Product revenue

During the three months ended September 30, 2015, we recorded product revenue totaling $245,000 from the sales of our T2Candida Panels and T2Dx Instruments to customers.  We did not record any product revenue in the three months ended September 30, 2014.

Research revenue

We recorded $804,000 of research revenue during the three months ended September 30, 2015 from research and development agreements with third parties utilizing T2MR for potential applications.  We did not record any research revenue in the three months ended September 30, 2014.

Cost of product revenue

During the three months ended September 30, 2015, we recorded cost of product revenue associated with the sale of T2Candida Panels and T2Dx Instruments to customers.  Cost of product revenue for the three months ended September 30, 2015 also included $391,000 of cost to provide technical support services to customers and $28,000 of depreciation related to T2Dx Instruments placed at customer locations pursuant to reagent rental agreements.  We did not record cost of product revenue in the three months ended September 30, 2014.

Research and development expenses

Research and development expenses were $6.2 million for the three months ended September 30, 2015, compared to $4.8 million for the three months ended September 30, 2014, an increase of approximately $1.4 million. The increase was primarily due to increased payroll and payroll related expenses of approximately $1.2 million, including $313,000 of incremental stock compensation expense, as we increased full-time and temporary headcount, increased facilities costs of $381,000 related to expanded laboratory and office space, an increase in prototype development expenses of $316,000, and $165,000 of increased clinical expenses related to research and development projects.  Partially offsetting these increases was a decrease in other research and development expenses of $409,000 and a decrease in license fees of $301,000 related to a milestone payment made to Massachusetts General Hospital (“MGH”) during the three months ended September 30, 2014.

Selling, general and administrative expenses

Selling, general and administrative expenses were $5.2 million for the three months ended September 30, 2015, compared to $3.0 million for the three months ended September 30, 2014. The increase of approximately $2.2 million was due primarily to increased payroll and related expenses of approximately $1.5 million, including $457,000 of increased stock compensation expense, as we hired additional executive, sales, marketing and administrative employees, increased public company expenditures of $294,000, increased facilities costs of $195,000 related to expanded office space, and an increase in other selling, general and administrative expenses of $172,000.

Interest expense, net

Interest expense, net, was $501,000 for the three months ended September 30, 2015, compared to $304,000 for the three months ended September 30, 2014.  Interest expense, net, increased by $197,000 due to higher borrowing levels on our notes payable.

Other income (expense), net

Other income (expense), net, was $22,000 of net income for the three months ended September 30, 2015, and primarily resulted from the recognition of consideration from a government grant.

Results of Operations for the Nine Months Ended September 30, 2015 and 2014

	Nine Months Ended September 30,
	2015	2014	Change
		(in thousands)
Revenue:
Product revenue	$255	$—	$255
Research revenue	1,547	—	1,547
Total revenue	1,802	—	1,802
Costs and expenses:
Cost of product revenue	832	—	832
Research and development	18,724	14,572	4,152
Selling, general and administrative	14,086	7,271	6,815
Total operating expenses	33,642	21,843	11,799
Loss from operations	(31,840)	(21,843)	(9,997)
Interest expense, net	(1,455)	(471)	(984)
Other income (expense), net	37	(1)	38
Net loss	$(33,258)	$(22,315)	$(10,943)

Product revenue

During the nine months ended September 30, 2015, product revenue totaled $255,000 and was primarily comprised of revenue from the sales of our T2Candida Panels and T2Dx Instruments to customers.  We did not record any product revenue in the nine months ended September 30, 2014.

Research revenue

We recorded $1.5 million of research revenue during the nine months ended September 30, 2015 from research and development agreements with third parties utilizing T2MR for potential applications.  We did not record any research revenue in the nine months ended September 30, 2014.

Cost of product revenue

During the nine months ended September 30, 2015, we recorded cost of product revenue associated with the sale of T2Candida Panels and T2Dx Instruments to customers.  Cost of product revenue for the three months ended September 30, 2015 also included $391,000 of cost to provide technical support services to customers and $28,000 of depreciation related to T2Dx Instruments placed at customer locations pursuant to reagent rental agreements.  We did not record cost of product revenue in the three months ended September 30, 2014.

Research and development expenses

Research and development expenses were $18.7 million for the nine months ended September 30, 2015, compared to $14.6 million for the nine months ended September 30, 2014, an increase of approximately $4.1 million. The increase was primarily due to increased payroll and payroll related expenses of approximately $3.9 million, including $767,000 of incremental stock compensation expense, as we increased full-time and temporary headcount, increased facilities costs of approximately $1.6 million related to expanded laboratory and office space, increased prototype development expenditures of $641,000, and an increase in lab expenses of $426,000.  Partially offsetting these increases was a decrease in clinical expenditures of approximately $1.0 million as the Company was incurring expenses related to the T2Candida direcT2 pivotal clinical trial, which was completed during the nine months ended September 30, 2014, a $938,000 decrease in other research and development expenses, a decrease in license fees of $291,000 related to a milestone payment made to MGH during the nine months ended September 30, 2014, and a decrease in research and development consulting expenses of $162,000.

Selling, general and administrative expenses

Selling, general and administrative expenses were $14.1 million for the nine months ended September 30, 2015, compared to $7.3 million for the nine months ended September 30, 2014. The increase of approximately $6.8 million was due primarily to increased payroll and related expenses of approximately $4.2 million, including $1.1 million of increased stock compensation expense, as we hired additional executive, sales, marketing and administrative employees, increased public company expenditures of $892,000, increased facilities costs of $610,000 related to expanded office space, an increase in marketing expenditures of $539,000 related to increased marketing programs to support commercialization efforts, and increased other selling, general and administrative costs of $534,000.

Interest expense, net

Interest expense, net, was $1.5 million for the nine months ended September 30, 2015, compared to $471,000 for the nine months ended September 30, 2014.  Interest expense, net, increased by $984,000 due to higher borrowing levels on our notes payable.

Other income (expense), net

Other income (expense), net, was $37,000 of net income for the nine months ended September 30, 2015, compared to $1,000 of net expense for the nine months ended September 30, 2014.  Other income for the nine months ended September 30, 2015 primarily resulted from the recognition of consideration from a government grant.

Liquidity and Capital Resources

We have incurred losses and cumulative negative cash flows from operations since our inception, and as of September 30, 2015, we had an accumulated deficit of $136.9 million. We anticipate that we will continue to incur losses for at least the next several years. We expect that our cost of product revenue, research and development and selling, general and administrative expenses will continue to increase and, as a result, we will need additional capital to fund our operations, which we may raise through a combination of equity offerings, debt financings, other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements.

We have been funding our operations principally from the sale of common stock and preferred stock, the incurrence of indebtedness, and revenue from research and development agreements.

As of September 30, 2015, we had cash and cash equivalents of approximately $40.1 million.  We believe that our existing cash and cash equivalents, and additional liquidity of up to $10.0 million available from existing debt facilities, as well as $10.0 million available under an Equipment Lease Facility (the “Facility”)  that was entered into in October 2015, will be sufficient to meet our anticipated cash requirements for at least the next 12 months.

Cash flows

The following is a summary of cash flows for each of the periods set forth below:

	Nine Months Ended September 30,
	2015	2014
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(28,645)	$(19,699)
Investing activities	(6,020)	(1,039)
Financing activities	933	66,129
Net (decrease) increase in cash and cash equivalents	$(33,732)	$45,391

Net cash used in operating activities

Net cash used in operating activities was approximately $28.6 million for the nine months ended September 30, 2015, and consisted primarily of a net loss of $33.3 million adjusted for non-cash items including depreciation and amortization expense of $979,000, stock-based compensation expense of $2.9 million, non-cash interest expense of $288,000 and a net change in operating assets and liabilities (source of cash) of $447,000, primarily related to an increase in deferred revenue of approximately $1.1 million primarily related to an up-front payment received from our Co-Development Agreement with Canon US Life Sciences, an increase in accounts payable and accrued expenses of $561,000 related to growth in the business, partially offset by $942,000 in purchases of inventory, an increase in accounts receivable of $177,000 related to increased research and product revenue, and cash outflows from other working capital items totaling $114,000.

Net cash used in operating activities was approximately $19.7 million for the nine months ended September 30, 2014, and consisted primarily of a net loss of $22.3 million adjusted for non-cash items including depreciation and amortization expense of $459,000, stock-based compensation expense of $1.1 million, non-cash interest expense of $102,000 and a net change in operating assets and liabilities (source) of $1.0 million.

Net cash used in investing activities

Net cash used in investing activities was approximately $6.0 million for the nine months ended September 30, 2015, and consisted of costs to develop Company-owned instruments of $3.5 million, which are classified as property and equipment, and purchases of laboratory equipment and leasehold improvements of $2.6 million incurred to support the growth of the business, partially offset by proceeds of $80,000 from the release of certain restricted cash balances.

Net cash used in investing activities was approximately $1.0 million for the nine months ended September 30, 2014, and consisted of $1.0 million of purchases of laboratory equipment, leasehold improvements and computer software.

Net cash provided by financing activities

Net cash provided by financing activities was approximately $933,000 for the nine months ended September 30, 2015, and consisted of $1.2 million of proceeds from the exercise of stock options and the sale of stock from the Company’s 2014 Employee Stock Purchase Plan (the “ESPP”), partially offset by $235,000 of repayments of notes payable.

Net cash provided by financing activities was approximately $66.1 million for the nine months ended September 30, 2014, and consisted of $60.1 million of proceeds from the issuance of common stock from our IPO in August 2014, net of offering costs paid, $5.8 million of proceeds from notes payable, net of principal repayments and the payment of issuance costs, and $150,000 of proceeds from the exercise of stock options.  At September 30, 2014, there were $2.1 million of offering costs from our IPO that were incurred, but were unpaid.

Contractual Obligations and Commitments

Other than as described below, there were no other material changes to our contractual obligations and commitments from those described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Annual Report on Form 10-K for the year ended December 31, 2014.

In October 2015, we signed a $10.0 million Facility with Essex Capital Corporation (the “Lessor”) to fund capital equipment needs.  Under the Facility, the Lessor will fund capital equipment purchases presented.  We will repay the amounts borrowed in 36 equal monthly installments from the date of the amount funded.  At the end of the 36 month lease term, we have the option to (a) repurchase the leased equipment at the lesser of fair market value or 10% of the original equipment value, (b) extend the applicable lease for a specified period of time, which will not be less than one year, or (c) return the leased equipment to the Lessor.

In October 2015, we entered into the Second Amendment to our loan and security agreement with Solar Capital, Ltd. (the “Note Agreement”) to enable us to enter into an Equipment Lease Facility.

In May 2015, we entered into the First Amendment to the Note Agreement, whereby the availability to draw up to $10.0 million for tranche B was extended from June 30, 2015 to December 31, 2015.  Commencing July 1, 2015, we incur a fee equal to 1.0% per annum of any undrawn amounts under tranche B.  This fee is payable on the date tranche B is drawn or upon the expiration of the draw period.  All other terms of such Note Agreement remain in effect.

In May 2015, we entered into an amendment to a lease to expand existing manufacturing facilities.  The lease amendment term is June 1, 2015 to December 31, 2017, and the annual rent for the expansion space is $66,000.

In May 2015, we entered into an amendment to a lease to extend the term of the lease for office and laboratory space at our headquarters in Lexington, MA.  The lease term will now extend from December 31, 2015 to December 31, 2017.  The annual rent for the extension period is $1.1 million for 2016 and $1.2 million for 2017.

In April 2015, we entered into an amendment to extend the term of an office space lease. The lease amendment extends the lease term from December 31, 2016 to December 31, 2017 and the annual rent for the additional year is approximately $300,000.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under Securities and Exchange Commission, or SEC, rules.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk related to changes in interest rates. As of September 30, 2015, we had cash and cash equivalents of $40.1 million held primarily in money market funds consisting of U.S. government agency securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term securities. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate one percent change in interest rates would not have a material effect on the fair market value of our portfolio. We are also subject to interest rate risk from the loans under our credit facility with Solar Capital, Ltd., which has an outstanding principal balance of $20.0 million as of September 30, 2015 and bears interest at an annual rate equal to the one-month LIBOR plus 7.05%.  A 10% increase in the one-month LIBOR annual rate would result in an immaterial increase in our annual interest expense under our credit facility with Solar Capital, Ltd., as a result of the current low interest rate environment.

Item 4.                                 Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Management of the Company, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of September 30, 2015. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2015.

(b) Changes in Internal Control over Financial Reporting

There have been no material changes to the Company’s internal control over financial reporting, except for controls implemented related to the recognition and reporting of product revenue and cost of product revenue, during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds

Use of Proceeds from the Sale of Registered Securities

Proceeds of approximately $1.2 million received from the issuance of common stock upon the exercise of options and the purchase of shares under our ESPP were principally used to fund operations.

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

The net proceeds of approximately $58.1 million from our IPO have been invested in accordance with the Company’s investment policy and the remaining net proceeds are included in cash and cash equivalents at September 30, 2015. The net proceeds from our IPO are being used as described in our final prospectus, dated August 6, 2014, filed with the SEC pursuant to Rule 424(b) relating to our Registration Statement.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On October 31, 2015, the Company signed a $10.0 million Equipment Lease Facility (the “Facility”) with Essex Capital Corporation (the “Lessor”) to fund capital equipment needs.  Under the Facility, the Lessor will fund capital equipment purchases presented.  The Company will repay the amounts borrowed in 36 equal monthly installments from the date of the amount funded.  At the end of the 36 month lease term, the Company has the option to (a) repurchase the leased equipment at the lesser of fair market value or 10% of the original equipment value, (b) extend the applicable lease for a specified period of time, which will not be less than one year, or (c) return the leased equipment to the Lessor.

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

101.1*

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL: (i) Balance Sheets (unaudited), (ii) Statements of Operations and Comprehensive Loss (unaudited), (iii) Statements of Cash Flows (unaudited), and (v) Notes of Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

T2 Biosystems, Inc.

Date: November 4, 2015	By:	/s/ John McDonough
John McDonough
President and Chief Executive Officer

T2 Biosystems, Inc.

Date: November 4, 2015	By:	/s/ Maurice Castonguay
Maurice Castonguay
Chief Financial Officer