Form 10-K
period 2015-12-31
T2 Biosystems, Inc.
filed 2016-03-09
CIK 1492674

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2015

◻TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-36571

T2 Biosystems, Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-4827488
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

101 Hartwell Avenue, Lexington, MA	02421
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: 781-761-4646

Securities registered pursuant to Section 12(b) of the Act

Title of Each Class:	Name of Each Exchange on which Registered:
Common Stock, par value $0.001 per share	The NASDAQ Stock Market LLC (NASDAQ Global Market)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933, as amended.    YES   ◻     NO   ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934, as amended.    YES   ◻     NO   ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No   ◻

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒     No   ◻

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer   ◻             Accelerated filer   ☒             Non-accelerated filer   ◻             Smaller reporting company   ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ◻     No   ☒

As of June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $185.9 million based on the closing price for the common stock of $16.23 on that date. Shares of common stock held by each executive officer, director, and their affiliated stockholders have been excluded from this calculation as such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the registrant’s common stock on March 4, 2016 was 24,248,859. The common stock is listed on the NASDAQ Global Market (trading symbol “TTOO”).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year are incorporated by reference into Part III of this report.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements about us and our industry that involve substantial risks and uncertainties. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our future results of operations and financial position, business strategy, prospective products and product candidates, their expected performance and impact on healthcare costs, marketing authorization from the U.S. Food and Drug Administration, or the FDA, regulatory clearance, reimbursement for our product candidates, research and development costs, timing of regulatory filings, timing and likelihood of success, plans and objectives of management for future operations and future results of anticipated products, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Annual Report on Form 10-K are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K and are subject to a number of risks, uncertainties and assumptions described under the sections in this Annual Report on Form 10-K entitled “Item 1A.—Risk Factors”. These forward looking statements are subject to numerous risks, including, without limitation, the following:

•our expectation to incur losses in the future;

•the market acceptance of our T2MR technology;

•our ability to timely and successfully develop and commercialize our existing products and future product candidates;

•the length of our anticipated sales cycle;

•our ability to gain the support of leading hospitals and key thought leaders and publish the results of our clinical trials in peer-reviewed journals;

•our ability to successfully manage our growth;

•our future capital needs and our need to raise additional funds;

•the performance of our diagnostics;

•our ability to compete in the highly competitive diagnostics market;

•our ability to obtain marketing authorization from the FDA or regulatory clearance for new product candidates in the United States or any other jurisdiction;

•federal, state, and foreign regulatory requirements, including FDA regulation of our product candidates.

•our ability to protect and enforce our intellectual property rights, including our trade secret-protected proprietary rights in T2MR; and

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

On September 22, 2014, we received market authorization from the U.S. Food and Drug Administration, or the FDA, for our first two products, the T2Dx Instrument, or T2Dx and the T2Candida Panel, which have the ability to rapidly identify the five clinically relevant species of Candida, a fungal pathogen known to cause sepsis.  We have launched the commercialization of the T2Dx and T2Candida in the United States and we have built and continue to expand a direct sales force that is primarily targeting the top 450 hospitals in the United States that have the highest concentration of patients at risk for Candida infections.

Our next three diagnostic applications are called T2Bacteria, T2HemoStat, and T2Lyme, which are focused on bacterial sepsis infections, hemostasis, and Lyme disease, respectively.  In late 2015 we initiated the collection of patient blood samples to support clinical trials for T2Bacteria, and we plan to initiate clinical trials for T2HemoStat in 2016.  We expect that existing reimbursement codes will support our sepsis, hemostasis and Lyme disease product candidates, and that the anticipated economic savings associated with our sepsis products will be realized directly by hospitals.

Sepsis is one of the leading causes of death in the United States, claiming more lives annually than breast cancer, prostate cancer and AIDS combined, and it is the most expensive hospital-treated condition. Most commonly afflicting immunocompromised, critical care and elderly patients, sepsis is a severe inflammatory response to a bacterial or fungal infection with a mortality rate of approximately 30%. According to data published by the U.S. Department of Health and Human Services for 2011, the cost of sepsis is over $20 billion in the United States, or approximately 5% of the total aggregate costs associated with domestic hospital stays. Sepsis is typically caused by one or more of five Candida species or over 25 bacterial pathogens, and effective treatment requires the early detection and identification of these specific target pathogens in a patient’s bloodstream. Today, sepsis is typically diagnosed through a series of blood cultures followed by post-blood culture species identification. This method has substantial diagnostic limitations that lead to a high rate of false negative test results, a delay of up to several days in administration of targeted treatment and the incurrence of unnecessary hospital expense. In addition, the Survey of Physicians’ Perspectives and Knowledge About Diagnostic Tests for Bloodstream Infections in 2015 reported that negative blood culture results are only trusted by 36% of those physicians.  Without the ability to rapidly identify pathogens, physicians typically start treatment of at-risk patients with broad-spectrum antibiotics, which can be ineffective and unnecessary and have contributed to the spread of antimicrobial resistance. According to a study published by Critical Care Medicine in 2006, in sepsis patients with documented hypotension, administration of effective antimicrobial therapy within the first hour of detection was associated with a survival rate of 79.9% and, over the ensuing six hours, each hour of delay in initiation of treatment was associated with an average decrease in survival of 7.6%.

We believe our sepsis products, which includes T2Candida and T2Bacteria, will redefine the standard of care in sepsis management while lowering healthcare costs by improving both the precision and the speed of detection of sepsis-causing pathogens. According to a study published in the Journal of Clinical Microbiology in 2010, targeted therapy for patients with bloodstream infections can be delayed up to 72 hours due to the wait time for blood culture results. In another study published in Clinical Infectious Diseases in 2012, the delayed administration of appropriate antifungal therapy was associated with higher mortality among patients with septic shock attributed to Candida infection and, on that basis, the study stated that more rapid and accurate diagnostic techniques are needed.

Our pivotal clinical trial demonstrated that T2Candida can deliver actionable results as fast as three hours, with an average time to result during the trial of 4.2 hours, compared to the average time to result of one to six or more days typically required for blood-culture-based diagnostics, which we believe will enable physicians to make treatment decisions and administer targeted treatment to patients in four to six hours versus 24 to 144 hours for blood culture. We believe that T2Bacteria will also deliver actionable results within these timeframes because this diagnostic panel operates similarly to T2Candida and is designed to run on the same instrument as T2Candida.    In November 2015, the Company presented data demonstrating the ability of our T2Bacteria Panel to provide the rapid and sensitive identification of the six sepsis-causing bacteria included in the panel, directly from whole blood, with limits of detection as low as 1 CFU/ml.  The six clinically relevant bacteria included in our T2Bacteria Panel are Staphylococcus aureus, Enterococcus faecium, Escherichia coli, Klebsiella pneumoniae, Pseudomonas aeruginosa, and Acinetobacter baumannii. The six bacteria in our T2Bacteria Panel were selected because, when combined with the use of T2Candida and the practice of empirically administering broad spectrum antibiotics, the rapid detection of these bacteria may enable 95% of patients with sepsis to receive rapid and appropriate therapy. These bacteria comprise 55% of all positive blood cultures.

Candida is the leading hospital-acquired bloodstream infection, afflicting more than 135,000 patients per year in the United States, and the most lethal form of common bloodstream infections that cause sepsis, with an average mortality rate of approximately 40%. This high mortality rate is largely due to a delay in providing targeted therapy to the patient due to the elapsed time from Candida infection to positive diagnosis. According to a study published in Antimicrobial Agents and Chemotherapy, the Candida mortality rate can be reduced to 11% with the initiation of targeted therapy within 12 hours of presentation of symptoms. Additionally, a typical patient with a Candida infection averages 40 days in the hospital, including nine days in intensive care, resulting in an average cost per hospital stay of more than $130,000 per patient. In a study published in the American Journal of Respiratory and Critical Care Medicine, providing targeted antifungal therapy within 24 hours of the presentation of symptoms decreased the length of hospital stay by approximately ten days and decreased the average cost of care by approximately $30,000 per patient.  Furthermore, in April 2015, Future Microbiology published the results of an economic study regarding the use of T2Candida conducted by IMS Health, a healthcare economics agency.  In that economic study, IMS demonstrated that an average hospital admitting 5,100 patients at risk for Candida infections could save approximately $5.8 million annually due to decreased hospital stays for patients, reduction in use of antifungal drugs and other associated savings. The economic study further showed T2Candida can potentially reduce the costs of care by $26,887 per Candida patient and that rapid detection of Candida reduces patient deaths by 60.6%. Most recently, results from a data analysis of T2Candida for the detection and monitoring of Candida infection and sepsis were published comparing aggregated results from the use of T2Candida to blood culture-based diagnostics for the detection of invasive candidiasis and candidemia. The analysis included samples acquired from more than 1,900 patients. Out of 55 prospective patient cases that were tested with T2Candida and blood culture, T2Candida detected 96.4% of the patients (53 cases) compared to detection of 60% of the patients (33 cases) with blood culture. Based on this data, the Company expanded the T2Candida IFU label to include this data and to state that T2Candida provides superior sensitivity as compared to blood culture for the detection of candidemia and invasive candidisasis.

Due to the high mortality associated with Candida infections, physicians often will place patients on antifungal drugs while they await blood culture diagnostic results which always take at least 5 days to generate a negative test result. Antifungal drugs are toxic, may result in side effects and can cost over $50 per day. Our T2Candida Panel’s speed to result coupled with its superior sensitivity as compared to blood culture may help reduce the overuse of ineffective, or even unnecessary, antimicrobial therapy which may reduce side effects for patients, hospital costs and potentially, the growing resistance to antifungal therapy. This inappropriate therapy is a driving force behind the spread of antimicrobial-resistant pathogens, which the United States Centers for Disease Control and Prevention, or the CDC, recently called “one of our most serious health threats.”

Another significant unmet clinical need that we believe can be addressed by T2MR is the timely diagnosis and management of impaired hemostasis, which is a potentially life-threatening condition in which a patient is unable to promote the appropriate formation of blood clots to stabilize excessive bleeding or prevent the formation clots to avoid excessive clotting. For trauma patients with potentially impaired hemostasis, diagnostic results are typically required in fewer than 45 minutes to aid clinicians in making the most effective treatment decisions. The need for rapid diagnosis is not met by current diagnostic methods, which typically involve multiple instruments and can take hours to process a patient specimen. As a result, physicians often make critical decisions for treatment of impaired hemostasis with limited or no diagnostic data.

We believe that T2MR can also address the significant unmet need associated with Lyme disease, a tick-borne illness that can cause prolonged neurological disorders and musculoskeletal disease. For patients with Lyme disease, early diagnosis and appropriate treatment significantly reduces both the likelihood of developing neurological and musculoskeletal disorders, as well as the significant costs associated with treating these complications. Multiple diagnostic methods are used to test for Lyme disease today, which are labor-intensive, can take weeks to process, and are subject to high false negative rates due to their inability to detect the disease. Because of these limitations, patients are frequently misdiagnosed or treatment is significantly delayed for this disease. Within the Lyme disease market in the United States, the CDC estimates that the number of patients who present with symptoms is approximately 360,000 and that there are approximately 3.4 million tests run each year in an effort to diagnose Lyme disease, each of whom we believe may be appropriate to be tested with our T2Lyme panel.

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

Our Strategy

T2MR enables rapid and sensitive direct detection of a range of targets, and we believe it can be used in a variety of diagnostic applications that will improve patient outcomes and reduce healthcare costs. Our objective is to establish T2MR as a standard of care for clinical diagnostics. To achieve this objective, our strategy is to:

•Drive Commercial Adoption of Our Sepsis Products by Demonstrating Their Value to Physicians, Laboratory Directors and Hospitals. We expect our sepsis products to meaningfully improve patient outcomes while reducing costs to hospitals. We have established a targeted, direct sales force in the United States, which is initially focused on educating physicians and demonstrating our clinical and economic value proposition to hospitals that have the highest populations of at-risk critical care and immunocompromised patients. We believe a sustained focus on these hospitals will drive adoption of T2Dx, T2Candida and future T2MR-based diagnostics. As a part of this effort, we will continue to work with thought leaders, conduct clinical and health economic studies and seek publication and presentation of these studies.

•Establish a Recurring, Consumables-Based Business Model.  We are pursuing a consumables-based business model for our products by securing placements of the T2Dx at hospitals and driving utilization of our diagnostic panels starting with T2Candida. We believe this strategy will foster a sustainable and predictable business model with recurring revenue streams.

•Broaden Our Addressable Markets in Infectious Disease and Hemostasis.    Our product development pipeline includes additional instruments and diagnostic panels that provide near-term and complementary market expansion opportunities. Our next sepsis product candidate will focus on bacterial infections, will run on T2Dx and is expected to address the same high-risk patients as T2Candida, while also expanding our reach to a new patient population at increased risk for bacterial sepsis infections. We also are utilizing T2MR to address the challenges of providing rapid hemostasis monitoring, along with rapid and sensitive diagnosis of Lyme disease. In late 2015 we initiated the collection of samples to support clinical trials for T2Bacteria, and we plan to initiate clinical trials for T2HemoStat in mid-2016. We are targeting to commercialize these product candidates after obtaining marketing authorization or regulatory clearance.

•Broaden Our Addressable Markets Beyond Infectious Disease and Hemostasis.  We intend to expand our product offerings by applying T2MR to new applications beyond sepsis, hemostasis and Lyme disease. We plan to conduct internal development and to work with thought leaders, physicians, clinical researchers and business development partners to pursue new applications for T2MR. We believe the benefits of our proprietary technology, including the ability to rapidly and directly detect a broad range of targets, in a wide variety of sample types, will have potential applications within and outside of the in vitro diagnostics market, including environmental, food safety, industrial and veterinary applications.  For example, in early 2015 we entered into a joint collaboration with Canon U.S. Life Sciences to develop a novel test panel to rapidly detect Lyme disease. The test panel is being developed using our T2MR technology applied for the direct detection of bacteria associated with Lyme disease.

•Drive International Expansion.  We plan to commercialize our current products and product candidates in European and other international markets, and we have initiated a clinical study in Europe for T2Candida and T2Dx. We have received CE marking for T2Candida and T2Dx and are in the process of developing distribution networks for these markets.  In early 2016, we executed distribution agreements with distributors in Spain and Italy, and we are now working with them to commercialize our products in those countries.

Our Technology Platform

T2 Magnetic Resonance Platform Overview

We have built an innovative and proprietary technology platform that offers a rapid, sensitive and simple alternative to existing diagnostic methodologies. T2MR is a miniaturized, magnetic resonance-based approach that measures how water molecules react in the presence of magnetic fields. Our proprietary platform is capable of detecting a variety of targets, including:

•molecular targets, such as DNA;

•immunodiagnostics, such as proteins; and

•a broad range of hemostasis measurements.

For molecular and immunodiagnostics targets, T2MR utilizes advances in the field of magnetic resonance by deploying particles with magnetic properties that enhance the magnetic resonance signals of specific targets. When particles coated with target-specific binding agents are added to a sample containing the target, the particles bind to and cluster around the target. This clustering changes the microscopic environment of water in that sample, which in turn alters the magnetic resonance signal, or the T2 relaxation signal that we measure, indicating the presence of the target.

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

Our Instruments

Utilizing T2MR, we have developed and received FDA marketing authorization for T2Dx, a bench-top instrument for sepsis, Lyme disease, and other applications, and we are developing T2Plex, a compact, fully integrated instrument for hemostasis applications.

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

The initial panels designed to run on T2Dx are T2Candida and T2Bacteria, which are focused on identifying life-threatening pathogens associated with sepsis. In 2014 we received FDA marketing authorization for T2Dx and T2Candida, and in late 2015 we initiated the collection of samples to support clinical trials for T2Bacteria .  T2Lyme, which is in development, will also run on T2Dx.

T2Plex

We are also applying T2MR to develop T2Plex, which we believe will be the first compact, fully integrated instrument capable of rapidly providing comprehensive hemostasis measurements. T2Plex will run our T2HemoStat panel, which includes a broad set of hemostasis measurements, including platelet function, clotting time and clot degradation, also known as fibrinolysis. We expect to initiate a pivotal clinical trial for T2Plex and T2HemoStat in mid-2016.

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

In 2013, the U.S. Department of Health and Human Services reported that sepsis is the most expensive hospital-treated condition in the United States, with an economic burden to hospitals exceeding $20 billion annually, almost double that of acute myocardial infarction. The high cost of treating sepsis is primarily driven by the extended hospitalization of patients. We believe there are many effective, targeted therapeutic choices that could reduce overall hospitalization costs if applied earlier, but clinicians need to more rapidly identify the specific sepsis-causing pathogens in order to make more informed, targeted treatment decisions. Today, the diagnostic standard to identify these pathogens is blood culture-based, despite typically requiring one to six or more days to generate species-specific results.

The following table reflects key statistics from the 2013 U.S. Department of Health and Human Services study regarding the five most expensive hospital-treated conditions:

		U.S. hospital	Percentage
		costs	of total
Rank	Condition	(in billions)	inpatient costs
1	Sepsis	$20.3	5.2%
2	Osteoarthritis	14.8	3.8
3	Complication of device, implant or graft	12.9	3.3
4	Liveborn	12.4	3.2
5	Acute myocardial infarction (heart attack)	11.5	3.0

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

Limitations of Traditional In Vitro Diagnostics for Sepsis

The current standard for identifying bloodstream infections that cause sepsis requires a series of lengthy and labor-intensive analyses that begin with blood culture. Completing a blood culture requires a large volume of a patient’s blood, typically 20 mLs or more, which is obtained in two 10 mL draws and placed into two blood culture bottles containing nutrients formulated to grow fungi and bacteria. Before blood culture indicates if a patient is infected, pathogens typically must reach a concentration of 1,000,000 to 100,000,000 CFU/mL. This growth process typically takes one to six or more days because the pathogen’s initial concentration in the blood specimen is often less than 10 CFU/mL. A negative test result always requires a minimum of five days. A positive blood culture typically means that some pathogen is present, but additional steps must be performed to identify the specific pathogen in order to provide targeted therapy. These additional steps, which typically must be performed by a highly trained technician, may involve any of (i) a staining procedure for inspection on a microscope slide, (ii) PCR amplification and (iii) mass spectrometry. These steps require a preceding positive blood culture specimen because they need a high concentration of cells generated by the blood culture process for analysis.

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

Blood culture-based diagnostics have substantial limitations, including:

•Time to Result Delays Targeted Treatment.  Blood culture-based diagnostics typically require a minimum of one and as many as six or more days to identify a pathogen species, and blood culture always requires at least five days to generate a negative test result.

•Antimicrobial Therapy Can Cause False Negative Results.  Antimicrobial therapies may be administered to a patient prior to taking a blood sample. As a result, the therapeutic agent is contained in the blood sample and its ability to stop or slow the growth of pathogens can delay or completely inhibit the growth of the pathogen during the blood culture process leading to time delays in detection or false negative results.

•Slow-Growing Pathogens Can Cause False Negative Results.  Some sepsis pathogens grow slowly or not at all and can require up to five or more days to reach sufficient concentrations to be detected by blood culture-based diagnostics. Blood culture procedures are typically stopped after five days and declared negative. Often, pathogens that grow too slowly are not detected by blood culture during this time frame, leading to a false negative diagnosis. For example, C. glabrata, one of the most lethal species of Candida due to its growing resistance to antifungal therapy, often requires more than five days of growth to reach a detectable concentration, and therefore is frequently undetected by blood culture.

•Labor-Intensive Workflow Increases Costs and May Delay Targeted Treatment.  Blood culture is only the first step in identifying a pathogen that causes sepsis. After a blood culture is determined to be positive, highly trained technicians are required to perform multiple post-culture procedures on the blood culture specimen to identify the specific pathogen. These additional procedures can be expensive and time-consuming and may delay targeted treatment.

Given the typical one-to-six day time to result for blood culture-based diagnostics, the first therapy for a patient at risk of sepsis is often broad-spectrum antibiotics, which treat some but not all bacteria types and do not address fungal infections. Some physicians may use first-line, antifungal therapy for patients at very high risk for fungal infection, or use antifungal therapy if the patient is not responding to broad-spectrum antibiotics while they are still awaiting the blood culture-based result. This therapeutic approach may still not treat the growing number of patients infected with the antimicrobial-resistant species nor may it be the best choice, as the type of therapy is dependent on the specific pathogen causing the infection, which is unknown.

This inefficient therapeutic approach has resulted in unnecessary treatment of a significant number of high-risk patients with expensive and often toxic therapies that can worsen a patient’s condition. Such treatments may extend for many days while clinicians await blood culture-based diagnostic results. The overuse of ineffective, or even unnecessary, antimicrobial therapy is also the driving force behind the spread of antimicrobial-resistant pathogens, which the CDC recently called “one of our most serious health threats.” The CDC has specifically noted increasing incidence of Candida infections due to azole- and echinocandin-resistant strains and considers it a “serious” threat level. According to the CDC, at least two million people in the United States acquire serious infections each year that are resistant to one or more of the antimicrobial therapies used to treat these patients. At least 23,000 of these people are estimated to die as a direct result of the resistant infections and many more may die from other conditions that are complicated by a resistant infection. Further, antimicrobial-resistant infections add considerable and avoidable costs to the already overburdened U.S. healthcare system, with the total economic cost estimated to be as high as $20 billion in excess of direct healthcare costs, with additional costs to society as high as $35 billion, due to lost productivity.

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

We believe T2MR sepsis applications address a significant unmet need in in vitro diagnostics by providing:

•Limits of Detection as Low as 1 CFU/mL.  T2MR is the only technology currently available that can enable identification of sepsis pathogens directly from a patient’s blood sample at limits of detection as low as 1 CFU/mL.

•Rapid and Specific Results As Fast As Three Hours.  T2MR is the only technology that can enable species-specific results for pathogens associated with sepsis, directly from a patient’s blood sample, without the need for blood culture, to deliver actionable results as fast as three hours.

•Accurate Results Even in the Presence of Antimicrobial Therapy.  T2MR is the only technology that can reliably detect pathogens associated with sepsis, including slow-growing pathogens, such as C. glabrata, directly from a patient’s blood sample, even in the presence of an antimicrobial therapy.

•Easy-to-Use Platform.  T2MR eliminates the need for sample purification or extraction of target pathogens, enabling sample- to-result instruments that can be operated on-site by hospital staff, without the need for highly skilled technicians.

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

We surveyed 111 decision-makers involved with laboratory purchasing, including laboratory directors, hospital administrators and infectious disease physicians, in a web-based survey to seek their views on acceptable pricing for T2Candida in exchange for an honorarium. Based on the survey, we believe that with 96.4% sensitivity, 95% specificity and a cost savings of $650 per tested patient, T2Candida would be adopted by nearly 50% of physicians at a selling price of $200 per test. However, we expect that cost savings will be $800 per patient and we observed overall sensitivity of 91.1% and specificity of 99.4% in our direcT2 clinical trial described below.  Additionally, in this survey, 95% of laboratory directors and hospital administrators, along with 89% of infectious disease physicians, either “strongly agreed” or “agreed” that initiating appropriate antifungal therapy within 12 hours of the patient presenting with symptoms would be likely to provide the following benefits:

•reduction in the mortality rate from an average of 40% to approximately 10% for candidemia patients;

•direct cost-savings as a result of an average of nine fewer days of hospitalization for each candidemia patient, including two fewer days of stay in the intensive care unit; and

•a meaningful decrease in antifungal therapy utilization in a hospital due to cessation of therapy based on a negative test result.

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

In 2013 and 2014, we conducted a pivotal clinical trial for our T2Dx Instrument and our T2Candida Panel, or the direcT2 trial. Our direcT2 trial consisted of two patient arms. The first arm, known as the Prospective Arm, consisted of 1,501 samples from patients with a possible infection. The second arm, known as the Contrived Arm, consisted of 300 samples, of which 250 patient specimens were labeled contrived because each contained a known quantity of Candida CFUs that were manually added to each sample, or spiked, at clinically relevant concentrations, while the remaining 50 patient specimens were specifically known not to contain Candida. The direcT2 trial was designed to evaluate the sensitivity and specificity of T2Candida on T2Dx.

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

The design of the direcT2 trial was reviewed by the FDA as part of pre-submission communications. The purpose of the direcT2 trial was to determine the clinical performance of T2Candida running on T2Dx by identifying the following:

•clinical specificity of T2Candida results as compared to Candida negative blood culture results in specimens collected from patients in the Prospective Arm;

•clinical specificity of T2Candida results as compared to Candida negative samples collected from patients in the Contrived Arm;

•clinical sensitivity of T2Candida results as compared to the known Candida-positive specimens collected from patients in the Contrived Arm; and

•clinical sensitivity calculations of T2Candida results compared to the Candida-positive blood culture results in specimens collected from patients in the Prospective Arm.

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

Table A

T2Candida Performance Characteristics

	Overall	Overall
	Sensitivity	Specificity
Number of Tests (%)	234/257 (91.1%)	5114/5146 (99.4%)

Table B

Overall Sensitivity and Specificity by Test

		95% Confidence
		Interval
Specificity:
A/T (C. albicans/C. tropicalis)	1679/1697 (98.9%)	98.3	-	99.4%
P (C. parapsilosis)	1736/1749 (99.3%)	98.7	-	99.6%
K/G (C. krusei/C. glabrata)	1699/1700 (99.9%)	99.7	-	100.0%
Total:	5114/5146 (99.4%)	99.1	-	99.6%
Sensitivity:
A/T (C. albicans/C. tropicalis)	96/104 (92.3%)	85.4	-	96.6%
P (C. parapsilosis)	49/52 (94.2%)	84.1	-	98.8%
K/G (C. krusei/C. glabrata)	89/101 (88.1%)	80.2	-	93.7%
Total:	234/257 (91.1%)	86.9	-	94.2%

Table C

Study Arm Sensitivity and Specificity by Test

		95% Confidence
		Interval
Specificity (Prospective tests):
A/T (C. albicans/C. tropicalis)	1479/1497 (98.8%)	98.1	-	99.3%
P (C. parapsilosis)	1487/1499 (99.2%)	98.6	-	99.6%
K/G (C. krusei/C. glabrata)	1499/1500 (99.9%)	99.6	-	100.0%
Total:	4465/4496 (99.3%)	99.0	-	99.5%
Sensitivity (Prospective tests):
A/T (C. albicans/C. tropicalis)	2/4 (50.0%)	6.8	-	93.2%
P (C. parapsilosis)	2/2 (100.0%)	15.8	-	100.0%
K/G (C. krusei/C. glabrata)	1/1 (100.0%)	2.5	-	100.0%
Total:	5/7 (71.4%)	29.0	-	96.3%
Specificity (Contrived tests):
A/T (C. albicans/C. tropicalis)	200/200 (100.0%)	98.2	-	100.0%
P (C. parapsilosis)	249/250 (99.6%)	97.8	-	100.0%
K/G (C. krusei/C. glabrata)	200/200 (100.0%)	98.2	-	100.0%
Total:	649/650 (99.8%)	99.1	-	100.0%
Sensitivity (Contrived tests):
A/T (C. albicans/C. tropicalis)	94/100 (94.0%)	87.4	-	97.8%
P (C. parapsilosis)	47/50 (94.0%)	83.5	-	98.7%
K/G (C. krusei/C. glabrata)	88/100 (88.0%)	80.0	-	93.6%
Total:	229/250 (91.6%)	87.4	-	94.7%

Table D

T2Candida Limit of Detection

Final LoD
Species	CFU/mL
C. albicans	2
C tropicalis	1
C. parapsilosis	3
C. glabrata	2
C. krusei	1

Table E

Sensitivity Sub-Analysis: Sensitivity by Species Relative to LoD

		> LoD				< LoD
	LoD		95% Confidence				95% Confidence
	(CFU/ml)	Sensitivity	Interval			Sensitivity	Interval
C. albicans	2	39/39 (100.0%)	91.0	-	100.0%	9/11 (81.8%)	48.2	-	97.7%
C. glabrata	2	35/37 (94.6%)	81.8	-	99.3%	7/13 (53.8%)	25.1	-	80.8%
C. krusei	1	40/40 (100.0%)	91.2	-	100.0%	6/10 (60.0%)	26.2	-	87.8%
C. parapsilosis	3	32/32 (100.0%)	89.1	-	100.0%	15/18 (83.3%)	58.6	-	96.4%
C. tropicalis	1	38/40 (95.0%)	83.1	-	99.4%	8/10 (80.0%)	44.4	-	97.5%
Total:		184/188 (97.9%)	94.6	-	99.4%	45/62 (72.6%)	59.8	-	83.1%

Table F

Sensitivity Sub-Analysis: Sensitivity by Titer Level

		1 — 10 CFU/ml	11 — 30 CFU/ml	31 — 100 CFU/ml
	<1 CFU/ml Sensitivity	Sensitivity	Sensitivity	Sensitivity
C. albicans	8/10 (80.0%)	18/18 (100.0%)	17/17 (100.0%)	5/5 (100.0%)
C. glabrata	5/10 (50.0%)	16/18 (88.9%)	16/17 (94.1%)	5/5 (100.0%)
C. krusei	6/10 (60.0%)	18/18 (100.0%)	17/17 (100.0%)	5/5 (100.0%)
C. parapsilosis	8/10 (80.0%)	17/18 (94.4%)	17/17 (100.0%)	5/5 (100.0%)
C. tropicalis	8/10 (80.0%)	16/18 (88.9%)	17/17 (100.0%)	5/5 (100.0%)
Total:	35/50 (70.0%)	85/90 (94.4%)	84/85 (98.8%)	25/25 (100.0%)

Table G

Sensitivity Sub-Analysis: Sensitivity by Species Relative to Clinically Relevant Concentrations

	Clinically Relevant	Sensitivity <	Sensitivity >
Species	Concentration	Relevant CFU	Relevant CFU
C. tropicalis	1-10 CFU/mL	80%	95%
C. krusei	11-30 CFU/mL	85.7%	100%
C. glabrata	11-30 CFU/mL	75%	96%
C. albicans	1-10 CFU/mL	80%	100%
C. parapsilosis	11-30 CFU/mL	89.3%	100%
Total		82.7%	98%

Table H

Time to species identification or negative result for T2MR and Blood Culture

	Blood Culture	T2Dx
Time to Results (hours)
Mean ± SD (N)	126.5 ± 27.3 (1470)	4.2 ± 0.9 (1470)
Median	121.0	4.1
(Min, Max)	(12.4, 247.2)	(3.0, 7.5)
Time to Positive Results(1),(2) (hours)
Mean ± SD (N)	43.6 ± 11.1 (4)	4.4 ± 1.0 (4)
Median	46.1	4.6
(Min, Max)	(28.1, 54.1)	(3.2, 5.4)
Time to Negative Results(1),(2) (hours)
Mean ± SD (N)	126.7 ± 27.0 (1466)	4.2 ± 0.9 (1466)
Median	121.1	4.1
(Min, Max)	(12.4, 247.2)	(3.0, 7.5)

(1)Includes samples that are 100% concordant for both methods (i.e. does not include discordant results). We do not include discordant results because a comparison of the duration of time to positive result requires that both the blood culture result and the T2Candida result be positive for a given specimen.  Similarly, a comparison of the duration of time to negative result requires that both the blood culture result and the T2Candida result be negative for a given specimen.  We therefore would exclude any sample with a discordant result where blood culture yields one result and T2Candida yields the opposite result.

(2)Refers to time to species identification or final negative result.

Results from the study were published in Clinical Infectious Disease in 2015 in an article entitled: “T2 Magnetic Resonance Assay for the Rapid Diagnosis of Candidemia in Whole Blood: A Clinical Trial.” The study findings include:

•the overall sensitivity (Prospective and Contrived Arm combined) of T2Candida was 91.1%;

•the average specificity of the three test results for the Prospective and Contrived Arms combined was 99.4% (see Table A) with the specificity by test result ranging from 98.9% to 99.9% (see Table B);

•in the Contrived Arm of the study, the average specificity was 99.8%, with the specificity by test result ranging from 99.6% to 100% (see Table C);

•in the Prospective Arm of the study, the average specificity was 99.3%, with the specificity by test result ranging from 98.8% to 99.9% (see Table C);

•in the Contrived Arm of the study, the average sensitivity was 91.6%, with the sensitivity by test result ranging from 88.0% to 94.0% (see Table C); and

•in the Prospective Arm of the study, the average sensitivity was 71.4% (see Table C).

In this study, the following observations were reported:

•within the Prospective Arm, T2Candida accurately detected a rare co-infection in one study patient with C. albicans and C. parapsilosis in their bloodstream;

•T2Candida detected at least one infection that was not identified by blood culture, which was determined to be a Candida infection seven days after the T2Candida result was obtained. This case is considered a discordant result for the purposes of the FDA filing because of the disagreement between T2Candida and the blood culture-based results, despite the accurate identification by T2Candida. Along with ten other patients with clinical symptoms or microbiological evidence of infection, the study findings indicate that the true sensitivity and specificity of T2Candida may be higher than the reported values;

•the LoD of T2Candida was demonstrated to be 1 to 3 CFU/mL depending upon the species of Candida (see Table D). In the Contrived Arm of the study, T2Candida positively detected 97.9% of the samples spiked at and above the LoD while also detecting 72.6% of all samples spiked at concentration levels below the LoD (see Table E);

•in the Contrived Arm of the study, T2Candida detected 97% of cases at or above 1 CFU/mL and 70% of cases below 1 CFU/mL (see Table F);

•in the Contrived Arm of the study, T2Candida detected 98% of cases at or above clinically relevant concentrations of Candida, ranging from 95% to 100% detection depending on the Candida species (see Table G);

•T2Candida demonstrated an average time to positive result of 4.2 hours compared to blood culture average time to result of 129 hours;

•T2Candida demonstrated an average time to negative result of 4.4 hours compared to blood culture average time to result of >120 hours; and

•T2Candida has a negative predictive value of 99.8% in a standard population. Negative predictive value is the probability that subjects with a negative result truly do not have the disease.

The authors of the study made the following conclusions based on the study results:

•Because mortality due to invasive candidiasis has remained high and unchanged for the past two decades and early initiation of appropriate antifungal therapy has been reported to reduce mortality by at least two-thirds, the rapid and accurate diagnostic capability offered by this novel technology has the potential to change the management and prognosis of the disease.

•The ability to rapidly and accurately exclude the possibility of candidemia can have significant implications in clinical practice, by decreasing the number of patients who need to be on empiric antifungal therapy, and thus decreasing the incidence of resistant strains, the potential of side effects of antifungal treatment, and substantial healthcare costs.

•A key advantage of T2MR over other biosensors is that it does not require culture and sample purification or preparation.

Massachusetts General Hospital Study — Science Translational Medicine

We co-authored a study with investigators from Massachusetts General Hospital, or MGH, to evaluate the sensitivity and specificity of T2MR to detect Candida compared to blood culture-based diagnostics. Results from the study were published in an article entitled “T2 Magnetic Resonance Enables Nanoparticle-Mediated Rapid Detection of Candidemia in Whole Blood” in Science Translational Medicine in 2013. In this study:

•T2MR was tested across 320 contrived whole blood samples, each containing one of the five clinically relevant species of Candida, and was able to detect each of the species at an LoD ranging from 1 to 3 CFU/mL.

•T2MR was tested across 24 whole blood specimens from patients exhibiting symptoms of sepsis, with eight Candida positive, eight bacteria positive and eight negative samples. Results showed 100% sensitivity and 100% specificity of T2MR when compared with blood culture results for identification of Candida.

•In patients with Candida treated with antifungal therapy, T2MR detected the presence of Candida in patient samples drawn up to four days after antifungal administration, while blood culture failed to identify the infection upon administration of antifungal therapy.

University of Houston Study — Diagnostic Microbiology and Infectious Disease

We sponsored an independent study at the University of Houston to directly compare the sensitivity and time to result of T2Candida running on T2Dx and blood culture-based diagnostics. In this study, contrived blood samples were split between T2Candida using T2Dx and standard blood culture. The study showed improved performance of T2Candida over blood culture in terms of speed and sensitivity. The following findings were published in an article entitled “Comparison of the T2Dx Instrument with T2Candida Diagnostic Panel and Automated Blood Culture in the Detection of Candida Species Using Seeded Blood Samples” in Diagnostic Microbiology and Infectious Disease in 2013:

•T2Candida detected all of the samples of C. glabrata at concentrations of 2.8 CFU/mL, while blood culture was not able to detect C. glabrata in any of the samples, even at a higher concentration of 11 CFU/mL and with the standard five-day run time.

•T2Candida detected all of the samples for all of the species of Candida at concentration levels of 3.1 to 11 CFU/mL.

•The average time to species identification was approximately three hours for T2Candida, as opposed to over 60 hours for blood culture.

The following table summarizes the results of our University of Houston study. The five relevant species of Candida were analyzed in the University of Houston study.

Contrived blood samples at concentrations between 3.1 — 11 CFU/mL

	Blood Culture			T2Candida
	(n=20 per species)			(n=13-20 per species)
Average time to positive result	63.23 ± 30.27 hours			3 hours
	C. albicans	=	100%	C. albicans	=	100%
	C. tropicalis	=	100%	C. tropicalis	=	100%
Detection rate	C. parapsilosis	=	100%	C. parapsilosis	=	100%
	C. glabrata	=	0%	C. glabrata	=	100%
	C. krusei	=	100%	C. krusei	=	100%
Sensitivity				100%
Specificity				98%

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

Because the hemostasis status of trauma patients changes frequently, patients are on average tested three times per episode, which we estimate results in approximately 13 million hemostasis tests performed annually on trauma patients in the United States alone. We believe this unmet need represents a nearly $1 billion annual market opportunity, which will be the initial focus for T2Plex and T2HemoStat.

Existing hemostasis screening methods have a range of limitations. Such screening can require:

•up to 24 hours to provide a diagnosis;

•large volumes of blood from patients;

•as many as five separate instruments to provide comprehensive results;

•highly skilled technicians; and

•specialty laboratories.

T2Plex and T2HemoStat utilize T2MR and are designed to provide hemostasis measurements in less than 45 minutes. T2HemoStat is a comprehensive panel of diagnostic tests that can provide data across the hemostasis spectrum, including measurements of , fibrinogen, platelet activity, and clot lysis. We believe that T2HemoStat will be the first panel capable of rapidly identifying key coagulation, platelet and other hematologic factors directly from whole blood on a single, easy to operate, compact instrument that will provide all of the following benefits:

•comprehensive results in 45 minutes or less;

•results from clinical samples as small as a finger stick of blood;

•replacement of up to five instruments with one compact instrument;

•easy-to-use system, not requiring highly skilled technicians to operate; and

•small, tabletop instrument that can be used at the point of care.

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

T2Lyme will identify the bacteria that cause Lyme disease directly from the patient’s blood, without the need for blood culture which, for the bacteria associated with Lyme disease, can take several weeks.  The test panel is expected to be run on the T2Dx Instrument, the same instrument currently used to run our T2Candida test panel and in the future, our T2Bacteria Panel.  We anticipate the T2Lyme test panel to benefit from similar advantages provided by T2MR as the T2Candida Panel, including high sensitivity, high specificity, ease of use and rapid time to result. T2Lyme may provide accurate and timely diagnosis of Lyme disease and may prevent the evolution of the disease to its later stages with associated neurological and musculoskeletal diseases.

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

During 2015 we expanded our direct sales force to 15 commissioned representatives, excluding managers. Our sales representatives, employing a clinical data-driven sales approach, focus on the clinical performance of our products, the improved outcomes for patients and the economic value for hospitals, including customizable budgetary impact analysis. They demonstrate the ease-of-use of our products and the advantages of our products over blood culture-based diagnostics. We plan to continue to invest in our direct sales force as we expand both the array of diagnostic panels and our customer reach.

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

Outside of the United States, we expect to seek regulatory approvals in European and other international markets and to launch our platform through distributor partners who will deploy a similar model to our sales approach in the United States.  In July 2014, we received CE marking for T2Candida and T2Dx.

Manufacturing

We manufacture our proprietary T2Dx at our manufacturing facility in Lexington, Massachusetts and our T2Candida reagent trays at our manufacturing facility in Wilmington, Massachusetts. We perform all instrument and tray manufacturing and packaging of final components in accordance with applicable guidelines for medical device manufacturing. We outsource manufacturing of our T2Candida consumable cartridge to a contract manufacturing organization. Our particles are supplied by a sole source supplier, GE Healthcare. We believe we can secure arrangements with other suppliers on commercially reasonable terms for the products and parts we outsource.

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

We are the owner or licensee of over 40 patents and approximately 55 patent applications and possess substantial know-how and trade secrets which protect various aspects of our business and products. The patent families comprising our patent portfolio are primarily focused on protection of a range of general and specific attributes of our proprietary assay architecture and assay instrumentation for our T2Candida product and T2Bacteria and T2Lyme product candidates, as well as protection of certain aspects of the conduct of the assays and detection of analytes. We also own several patent families covering various aspects of our T2HemoStat assay, including the assay architecture and conduct of the analysis. The issued patents in our patent families that cover T2Candida and T2Bacteria are expected to expire between 2023 and 2031, while additional pending applications in these families would be expected to expire, if issued, between 2030 and 2033. Our patent families covering T2HemoStat, if issued, will be expected to expire, between 2029 and 2036. In all cases, the expiration dates are subject to any extension that may be available under applicable law.  Our patent family covering T2Lyme, if issued, will be expected to expire in approximately 2036.

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

We are required to pay royalties to MGH on net sales of products and processes that are covered by patent rights licensed to us under the agreement at percentages in the low single digits, subject to reductions and offsets in specified circumstances. The products and processes covered by the agreement include T2Candida, T2Bacteria and other particle-based T2MR panels that we may develop in the future. Our royalty obligations, if any, and their duration, will depend on the specific patent rights covering the product or process being sold, and the particular category of product or process, as noted above. With respect to T2Candida and T2Bacteria and other potential particle-based T2MR panels we may develop in the future, our obligation to pay royalties to MGH will expire upon the later of ten years after the first commercial sale of the first product or process in the particular category and the expiration of the patent rights licensed to us under the agreement. We will also be required to pay to MGH a low double-digit percentage of specified gross revenue that we receive from our sublicensees. In addition, we will be required to pay royalties to MGH of less than one percent on net sales of specified products and processes that are not covered by the patent rights licensed to us under the agreement. Our obligation to pay royalties to MGH with respect to such products and processes will expire upon the earlier of 12 years after the first commercial sale of the first such product or process and the termination by MGH of all of the licenses granted to us under the agreement.

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

Competition

While we believe that we are currently the only diagnostic company developing products with the potential to identify pathogens associated with bloodstream infections in a variety of unpurified patient sample types at limits of detection as low as 1 CFU/mL, we compete with commercial diagnostics companies for the limited resources of our customers.  Our principal competition is from a number of companies that offer platforms and applications in our target sepsis and hemostasis markets, most of which are more established commercial organizations with considerable name recognition and significant financial resources.

Companies that currently provide traditional blood culture-based diagnostics include Becton Dickinson & Co. and bioMerieux, Inc. In addition, companies offering post-culture species identification using both molecular and non-

molecular methods include bioMerieux, Inc. (and its affiliate, BioFire Diagnostics, Inc.), Bruker Corporation, Nanosphere, Inc., Cepheid and Beckman Coulter, a Danaher company.  These post-culture competitors rely on a positive result from blood culture in order to perform their tests, significantly prolonging their results when compared to T2MR. Some of the products offered by our competitors require hours of extensive hands-on labor by an operator, while some rely on high concentrations of pathogens present in a positive blood culture, which can require a final concentration of at least 1,000,000 CFU/mL. In addition, there may be a number of new market entrants in the process of developing other post-blood culture diagnostic technologies that may be perceived as competitive with our technology, including Accelerate Diagnostics, Inc.

We believe that we have a number of competitive advantages, including:

•T2MR’s ability to detect targets directly in complex and high volume samples, eliminating the need for sample extraction and purification;

•T2MR’s ability to detect a broad range of targets, providing a wide variety of potential applications both within and outside of the in vitro diagnostics market;

•T2MR’s ability to provide rapid and highly-sensitive diagnostic results, which can provide timely information to assist physicians and hospitals to make therapeutic decisions that can improve patient outcomes and reduce healthcare costs;

•our ability to develop easily operable products for end users;

•our initial applications in the field of sepsis that we believe will not require separate reimbursement codes due to the established payment and reimbursement structure in place; and

•our initial applications may provide substantial economic benefits to hospitals that can accrue the savings related to the rapid treatment of sepsis patients.

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

FDA Regulation of Medical Devices

The FDA and other U.S. and foreign governmental agencies regulate, among other things, with respect to medical devices:

•design, development and manufacturing;

•testing, labeling, content and language of instructions for use and storage;

•clinical trials;

•product safety;

•marketing, sales and distribution;

•pre-market clearance and approval;

•record keeping procedures;

•advertising and promotion;

•recalls and field safety corrective actions;

•post-market surveillance, including reporting of deaths or serious injuries and malfunctions that, if they were to recur, could lead to death or serious injury;

•post-market approval studies; and

•product import and export.

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

510(k) Clearance Process

To obtain 510(k) clearance, we must submit a pre-market notification to the FDA demonstrating that the proposed device is substantially equivalent to a previously-cleared 510(k) device, a device that was in commercial distribution before May 28, 1976 for which the FDA has not yet called for the submission of pre-market approval applications, or is a device that has been reclassified from Class III to either Class II or I. In rare cases, Class III devices may be cleared through the 510(k) process. The FDA’s 510(k) clearance process usually takes from three to 12 months from the date the application is submitted and filed with the FDA, but may take significantly longer and clearance is never assured. Although many 510(k) pre-market notifications are cleared without clinical data, in some cases, the FDA requires significant clinical data to support substantial equivalence. In reviewing a pre-market notification submission, the FDA may request additional information, including clinical data, which may significantly prolong the review process.  Based on non-binding communications from the FDA, we expect our T2Bacteria Panel to be eligible for a 510(k) submission.

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

Pervasive and Continuing U.S. Food and Drug Administration Regulation

After a medical device is placed on the market, numerous FDA regulatory requirements apply, including, but not limited to the following:

•the QSR, which requires manufacturers to follow design, testing, control, documentation and other quality assurance procedures during the manufacturing process;

•establishment registration, which requires establishments involved in the production and distribution of medical devices, intended for commercial distribution in the United States, to register with the FDA;

•medical device listing, which requires manufacturers to list the devices they have in commercial distribution with the FDA;

•labeling regulations, which prohibit “misbranded” devices from entering the market, as well as prohibit the promotion of products for unapproved or “off-label” uses and impose other restrictions on labeling; and

•post-market surveillance including Medical Device Reporting, which requires manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury, or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to recur.

The FDA enforces these requirements by inspection and market surveillance. Failure to comply with applicable regulatory requirements may result in enforcement action by the FDA, which may include one or more of the following sanctions:

•untitled letters or warning letters;

•fines, injunctions and civil penalties;

•mandatory recall or seizure of our products;

•administrative detention or banning of our products;

•operating restrictions, partial suspension or total shutdown of production;

•refusing our request for 510(k) clearance or pre-market approval of new product versions;

•revocation of 510(k) clearance or pre-market approvals previously granted; and

•criminal prosecution and penalties.

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

In the European Economic Area, or EEA, which comprises the 28 Member States of the EU plus Liechtenstein, Norway and Iceland, in vitro medical devices are required to conform with the essential requirements of the EU Directive on in vitro diagnostic medical devices (Directive 98/79/EC, as amended). To demonstrate compliance with the essential requirements, the manufacturer must undergo a conformity assessment procedure. The conformity assessment varies according to the type of medical device and its classification. For low-risk devices, the conformity assessment can be carried out internally, but for higher risk devices (self-test devices and those included in List A and B of Annex II of Directive 98/79/EC) it requires the intervention of an accredited EEA Notified Body. If successful, the conformity assessment concludes with the drawing up by the manufacturer of an EC Declaration of Conformity entitling the manufacturer to affix the CE mark to its products and to sell them throughout the EEA. We concluded an assessment of the conformity of T2Dx and T2Candida with the EU in vitro diagnostic medical devices directive in late 2014, based upon an EC Declaration of Conformity dated July 7, 2014 and updated on September 9, 2015, allowing us to affix the CE mark to these products.

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

By way of example, in the United States, the Affordable Care Act was signed into law in March 2010, which is expected to substantially change the way healthcare is delivered and financed by both governmental and private insurers. Among other things, the Affordable Care Act:

•established a new Patient-Centered Outcomes Research Institute to oversee and identify priorities in comparative clinical effectiveness research in an effort to coordinate and develop such research;

•implemented payment system reforms including a national pilot program on payment bundling to encourage hospitals, physicians and other providers to improve the coordination, quality and efficiency of certain healthcare services through bundled payment models; and

•created an independent payment advisory board that will submit recommendations to reduce Medicare spending if projected Medicare spending exceeds a specified growth rate.

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

Research and Development

We have committed, and expect to commit, significant resources to developing new technologies and products, improving product performance and reliability and reducing costs. We have assembled an experienced research and development team with the scientific, engineering, software and process talent that we believe is required to successfully grow our business. We are currently focused on several product candidates and enhancements utilizing our T2MR platform. We incurred research and development expenses of $25.4 million for the year ended December 31, 2015, $19.8 million for the year ended December 31, 2014 and $14.9 million for the year ended December 31, 2013. Research and development expenses represented 55% of our total costs and expenses for the year ended December 31, 2015, 64% of our total costs and expenses for the year ended December 31, 2014 and 75% of our total costs and expenses for the year ended December 31, 2013. Major components of the research and development expenses were salaries and benefits, research-related facility and overhead costs, laboratory supplies, equipment and contract services.

We continuously seek to improve T2MR, including improvements in its technology and accessibility. As we make improvements, we anticipate we will make available new and improved generations of our diagnostic instruments and panels. Our technology developmental efforts are focused on applying T2MR to additional potential applications in the in vitro diagnostic area. We are continuing our development of T2Bacteria and have initiated the collection of samples to support clinical trials for T2Bacteria in 2016. We believe that technical advantage is important to sustainable competitive advantage, and therefore our research and development efforts are focused on the continued enhancement of our T2MR platform. We are dedicated to ongoing innovation to T2MR and expanding our pipeline of product candidates. Our goal is for T2MR to become a standard of care by providing technology that offers a rapid, sensitive and simple diagnostic alternative to existing methodologies for identifying both sepsis and impaired hemostasis, with a long-term objective of targeting the broader in vitro diagnostics market.

Employees

As of December 31, 2015, we had 168 full-time employees, of which 54 work in operations (which includes manufacturing, service and support, clinical and regulatory support, quality control and quality assurance), 63 in research and development, 21 in general and administrative and 30 in sales and marketing.

Facilities

Our corporate headquarters is located in Lexington, Massachusetts, where we currently lease approximately 32,400 square feet of office space, 22,800 square feet of laboratory space and 4,600 square feet of manufacturing space in various facilities. Our base rent, for leases at our corporate headquarters, is $2.0 million annually. We also lease approximately 7,600 square feet in Wilmington, Massachusetts for our manufacturing facility, under a lease that expires in 2017 for $61,000 of base rent annually.

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

We have incurred significant losses since inception through December 31, 2015 and expect to incur losses in the future. Our accumulated deficit as of December 31, 2015 was $148.9 million and we incurred net losses of $45.3 million for the year ended December 31, 2015, and $31.4 million and $20.6 million for the years ended December 31, 2014 and 2013, respectively. We expect that our losses will continue for at least the next few years as we will be required to invest significant additional funds toward the continued development and commercialization of our technology. We also expect that our selling, general and administrative expenses will continue to increase due to the additional costs associated with growing our sales and marketing infrastructure, obtaining regulatory clearance or approval for our products currently under development and the increased administrative and compliance costs associated with being a public company. Our ability to achieve or sustain profitability depends on numerous factors, many of which are beyond our control, including the market acceptance of our products and future product candidates, future product development, our ability to achieve marketing authorization from the FDA and international regulatory clearance for future product candidates, our ability to compete effectively against an increasing number of competitors and new products, and our market penetration and margins. We may never be able to generate sufficient revenue to achieve or sustain profitability.

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

We received marketing authorization from the FDA for the T2Dx Instrument and the T2Candida Panel on September 22, 2014 and began commercializing these products in the fourth quarter of 2014. Accordingly, we have a limited operating history upon which to evaluate our business and forecast our future sales and operating results. In assessing our business prospects, you should consider the various risks and difficulties frequently encountered by companies early in their commercialization in competitive and rapidly evolving markets, particularly companies that develop and sell medical devices. These risks include our ability to:

•implement and execute our business strategy;

•expand and improve the productivity of our sales and marketing infrastructure to grow sales of our products and product candidates;

•increase awareness of our brand;

•manage expanding operations;

•expand our manufacturing capabilities, including increasing production of current products efficiently while maintaining quality standards and adapting our manufacturing facilities to the production of new product candidates;

•respond effectively to competitive pressures and developments;

•enhance our existing products and develop new products;

•obtain and maintain regulatory clearance or approval to commercialize product candidates and enhance our existing products;

•effectively perform clinical trials with respect to our proposed products;

•attract, retain and motivate qualified personnel in various areas of our business; and

•implement and maintain systems and processes that are compliant with applicable regulatory standards.

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

Until we achieve scale in our business model our revenue will be primarily generated from research revenue and the T2Dx Instrument and the T2Candida Panel, and any factors that negatively impact sales of these products may adversely affect our business, financial condition and operating results.

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

Because we received FDA authorization to sell our initial sepsis products in the fourth quarter of 2014, we have limited experience marketing and selling our products. As of December 31, 2015, our direct sales organization, including marketing, consisted of 30 employees, having increased from 14 employees as of December 31, 2014.  Our financial condition and operating results are highly dependent upon the sales and marketing efforts of our sales and marketing employees.  If our sales and marketing efforts fail to adequately promote, market and sell our products, our sales may not increase at levels that are in line with our forecasts.

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

Outside of the United States, we expect to sell our products through distribution partners and there is no guarantee that we will be successful in attracting or retaining desirable distribution partners for these markets or that we will be able to enter into such arrangements on favorable terms. Distributors may not commit the necessary resources to market and sell our products effectively or may choose to favor marketing the products of our competitors. If distributors do not perform adequately, or if we are unable to enter into effective arrangements with distributors in particular geographic areas, we may not realize international sales and growth.

Our sales cycle is lengthy and variable and we have no sales history, which makes it difficult for us to forecast revenue and other operating results.

Our sales process involves numerous interactions with multiple individuals within an organization and often includes in-depth analysis by potential customers of our products, performance of proof-of-principle studies, preparation of extensive documentation and a lengthy review process. As a result of these factors and the budget cycles of our potential customers, the time from initial contact with a potential customer to our receipt of a purchase order from such potential customer, will vary significantly and could be up to 12 months or longer. Given the length and uncertainty of our anticipated sales cycle, we likely will experience fluctuations in our product sales on  a period-to-period basis. Expected revenue streams are highly dependent on hospitals’ adoption of our consumables-based business model, and we cannot assure you that our potential hospital clients will follow a consistent purchasing pattern. Moreover, it is difficult for us to forecast our revenue as it is dependent upon our ability to convince the medical community of the clinical utility and economic benefits of our products and their potential advantages over existing diagnostic tests, the willingness of hospitals to utilize our products and the cost of our products to hospitals.  In addition, we only recently started selling T2Dx and T2Candida products and have a limited sales history to rely on when forecasting revenue and other operating results.

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

During the past few years, we have significantly expanded our operations. We expect this expansion to continue to an even greater degree as we continue to commercialize our initial sepsis products, continue to build a targeted sales force and as we seek marketing authorization from the FDA and international regulatory clearance of our future product candidates. Our growth has placed, and will continue to place, a significant strain on our management, operating and financial systems and our sales, marketing and administrative resources. As a result of our growth, operating costs may escalate even faster than planned, and some of our internal systems and processes, including those relating to manufacturing our products, may need to be enhanced, updated or replaced. Additionally, our anticipated growth will increase demands placed on our suppliers, resulting in an increased need for us to manage our suppliers and monitor for quality assurance.  If we cannot effectively manage our expanding operations, manufacturing capacity and costs, including scaling to meet increased demand and properly managing suppliers, we may not be able to continue to grow or we may grow at a slower pace than expected and our business could be adversely affected.

Our future capital needs are uncertain, and we may need to raise additional funds in the future.

We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash requirements for at least the next 12 months. However, we may need to raise substantial additional capital to:

•expand our product offerings;

•expand our sales and marketing infrastructure;

•increase our manufacturing capacity;

•fund our operations; and

•continue our research and development activities.

Our future funding requirements will depend on many factors, including:

•our ability to obtain marketing authorization from the FDA and international regulatory clearance to market our future product candidates;

•market acceptance of our products and product candidates;

•the cost and timing of establishing sales, marketing and distribution capabilities;

•the cost of our research and development activities;

•the ability of healthcare providers to obtain coverage and adequate reimbursement by third-party payors for procedures using our products and product candidates;

•the cost and timing of marketing authorization or regulatory clearances;

•the cost of goods associated with our products and product candidates;

•the effect of competing technological and market developments; and

•the extent to which we acquire or invest in businesses, products and technologies, including entering into licensing or collaboration arrangements for products or technology.

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

We utilize third-party, single-source suppliers for some components and materials used in our products and product candidates, and the loss of any of these suppliers could have an adverse impact on our business.

We rely on single-source suppliers for some components and materials used in our products and product candidates. Our ability to supply our products commercially and to develop any future products depends, in part, on our ability to obtain these components in accordance with regulatory requirements and in sufficient quantities for commercialization and clinical testing. While our suppliers have generally met our demand for their products on a timely basis in the past, we cannot assure that they will in the future be able to meet our demand for their products, either because we do not have long-term agreements with those suppliers, our relative importance as a customer to those suppliers, or their ability to produce the components used in our products.

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

Our success will depend on the market’s confidence that our technologies can provide reliable, high-quality diagnostic results. We believe that our customers are likely to be particularly sensitive to any defects or errors in our products. If our technology fails to detect the presence of Candida or another bacterial pathogen and a patient subsequently suffers from sepsis, or if our technology fails to detect impaired hemostasis and a patient faces adverse consequences from the misdiagnosis, then we could face claims against us or our reputation could suffer as a result of such failures. The failure of our current products or planned diagnostic product candidates to perform reliably or as expected could significantly impair our reputation and the public image of our products, and we may be subject to legal claims arising from any defects or errors.

The diagnostics market is highly competitive. If we fail to compete effectively, our business and operating results will suffer.

While the technology of our products and product candidates is different than other products currently available, we compete with commercial diagnostics companies for the limited resources of our customers. In this regard, our principal competition is from a number of companies that offer platforms and applications in our target sepsis and hemostasis markets, most of which are more established commercial organizations with considerable name recognition and significant financial resources.

We compete with companies that currently provide traditional blood culture-based diagnostics, including Becton Dickinson & Co. and bioMerieux, Inc. In addition, companies offering post-culture species identification using both molecular and non-molecular methods include bioMerieux, Inc. (and its affiliate, BioFire Diagnostics, Inc.), Bruker Corporation, Nanosphere, Inc., Cepheid and Beckman Coulter, a Danaher company. In addition, there may be a number of new market entrants in the process of developing other post-blood culture diagnostic technologies that may be perceived as competitive with our technology, including Accelerate Diagnostics, Inc.

Most of our expected competitors are either publicly traded, or are divisions of publicly traded companies, and have a number of competitive advantages over us, including:

•greater name and brand recognition, financial and human resources;

•established and broader product lines;

•larger sales forces and more established distribution networks;

•substantial intellectual property portfolios;

•larger and more established customer bases and relationships; and

•better established, larger scale and lower-cost manufacturing capabilities.

We believe that the principal competitive factors in all of our target markets include:

•impact of products on the health of the patient;

•impact of the use of products on the cost of treating patients in the hospital;

•cost of capital equipment;

•reputation among physicians, hospitals and other healthcare providers;

•innovation in product offerings;

•flexibility and ease-of-use;

•speed, accuracy and reproducibility of results; and

•ability to implement a consumables-based model for panels.

We believe that additional competitive factors specific to the diagnostics market include:

•breadth of clinical decisions that can be influenced by information generated by diagnostic tests;

•volume, quality and strength of clinical and analytical validation data;

•availability of adequate reimbursement for testing services and procedures for healthcare providers using our products; and

•economic benefit accrued to hospitals based on the total cost to treat a patient for a health condition.

We cannot assure you that we will effectively compete or that we will be successful in the face of increasing competition from new products and technologies introduced by our existing competitors or new companies entering our markets. In addition, we cannot assure you that our future competitors do not have or will not develop products or technologies that enable them to produce competitive products with greater capabilities or at lower costs than our products and product candidates. Any failure to compete effectively could materially and adversely affect our business, financial condition and operating results.

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

The sale and use of products or product candidates or services based on our technologies, or activities related to our research and clinical studies, could lead to the filing of product liability claims if someone were to allege that one of our products contained a design or manufacturing defect. A product liability claim could result in substantial damages and be costly and time consuming to defend, either of which could materially harm our business or financial condition. We cannot assure you that our product liability insurance would adequately protect our assets from the financial impact of defending a product liability claim. Any product liability claim brought against us, with or without merit, could increase our product liability insurance rates or prevent us from securing insurance coverage in the future.

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

Competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or customer requirements. We anticipate that we will face strong competition in the future as expected competitors develop new or improved products and as new companies enter the market with new technologies and products.

We are developing additional product candidates that we intend to be used with T2Dx, including T2Bacteria for the detection of certain strains of sepsis-causing bacteria and T2Lyme for the detection of certain strains of Lyme disease-causing bacteria. We are also developing T2Plex, which we previously referred to as T2Stat, to be used with our developmental T2HemoStat panel, which is designed to detect impaired hemostasis. We may have problems applying our technologies to these other areas and our new applications may not be as effective in detection as our initial applications. Any failure or delay in creating a customer base or launching new applications may compromise our ability to achieve our growth objectives..

Manufacturing risks may adversely affect our ability to manufacture products and could reduce our gross margins and negatively affect our operating results.

Our business strategy depends on our ability to manufacture and assemble our current and proposed products in sufficient quantities and on a timely basis so as to meet consumer demand, while adhering to product quality standards, complying with regulatory requirements and managing manufacturing costs. We are subject to numerous risks relating to our manufacturing capabilities, including:

•quality or reliability defects in product components that we source from third party suppliers;

•our inability to secure product components in a timely manner, in sufficient quantities or on commercially reasonable terms;

•our failure to increase production of products to meet demand;

•the challenge of implementing and maintaining acceptable quality systems while experiencing rapid growth;

•our inability to modify production lines to enable us to efficiently produce future products or implement changes in current products in response to regulatory requirements; and

•difficulty identifying and qualifying alternative suppliers for components in a timely manner.

These risks are likely to be exacerbated by our limited experience with our current products and manufacturing processes. As demand for our products increases, we will need to invest additional resources to purchase components, hire and train employees, and enhance our manufacturing processes and quality systems. If we fail to increase our production capacity efficiently while also maintaining quality requirements, our sales may not increase in line with our forecasts and our operating margins could fluctuate or decline. In addition, although we expect some of our product candidates to share product features and components with T2Dx and the T2Candida panel, manufacturing of these products may require the modification of our production lines, the hiring of specialized employees, the identification of new suppliers for specific components, or the development of new manufacturing technologies. It may not be possible for us to manufacture these products at a cost or in quantities sufficient to make these products commercially viable.    Any future interruptions we experience in the manufacturing or shipping of our products could delay our ability to recognize revenues in a particular quarter and could also adversely affect our relationships with our customers.

We currently develop, manufacture and test our products and product candidates and some of their components in two facilities. If these or any future facility or our equipment were damaged or destroyed, or if we experience a significant disruption in our operations for any reason, our ability to continue to operate our business could be materially harmed.

We currently develop our diagnostic products and product candidates exclusively in a facility in Lexington, Massachusetts and manufacture and test some components of our products and product candidates in Wilmington, Massachusetts. If these or any future facility were to be damaged, destroyed or otherwise unable to operate, whether due to fire, floods, hurricanes, storms, tornadoes, other natural disasters, employee malfeasance, terrorist acts, power outages, or otherwise, or if our business is disrupted for any other reason, we may not be able to develop or test our products and product candidates as promptly as our potential customers expect, or possibly not at all.

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

Our credit facilities require us, and any debt instruments we may enter into in the future may require us, to comply with various covenants that limit our ability to, among other things:

•convey, lease, sell, transfer, assign or otherwise dispose of assets;

•change the nature or location of our business;

•complete mergers or acquisitions;

•incur indebtedness;

•encumber assets;

•pay dividends or make other distributions to holders of our capital stock (other than dividends paid solely in common stock);

•make specified investments;

•change certain key management personnel; and

•engage in material transactions with our affiliates.

These restrictions could inhibit our ability to pursue our business strategies. If we default, which includes a material adverse change, under our credit facilities, and such event of default was not cured or waived, the lenders could terminate commitments to lend and cause all amounts outstanding with respect to the debt to be due and payable immediately, which in turn could result in cross defaults under other debt instruments. Our assets and cash flow may not be sufficient to fully repay borrowings under all of our outstanding debt instruments if some or all of these instruments are accelerated upon a default.

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

We may acquire other businesses, products or technologies as well as pursue strategic alliances, joint ventures, technology licenses or investments in complementary businesses. We have not made any acquisitions to date, and our ability to do so successfully is unproven. Any of these transactions could be material to our financial condition and operating results and expose us to many risks, including:

•disruption in our relationships with future customers or with current or future distributors or suppliers as a result of such a transaction;

•unanticipated liabilities related to acquired companies;

•difficulties integrating acquired personnel, technologies and operations into our existing business;

•diversion of management time and focus from operating our business to acquisition integration challenges;

•increases in our expenses and reductions in our cash available for operations and other uses;

•possible write-offs or impairment charges relating to acquired businesses; and

•inability to develop a sales force for any additional product candidates.

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

As of December 31, 2015, we had federal net operating loss carryforwards, or NOLs, to offset future taxable income of $126.7 million, which are available to offset future taxable income, if any, through 2035. Under Section 382 of the Internal Revenue Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its NOLs to offset future taxable income. We may have already experienced one or more ownership changes. Depending on the timing of any future utilization of our carryforwards, we may be limited as to the amount that can be utilized each year as a result of such previous ownership changes. In addition, future changes in our stock ownership, as well as other changes that may be outside of our control, could result in additional ownership changes under Section 382 of the Internal Revenue Code. Our NOLs may also be impaired under similar provisions of state law. We have recorded a full valuation allowance related to our NOLs and other deferred tax assets due to the uncertainty of the ultimate realization of the future benefits of those assets.

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

We believe that a portion of our future revenue will come from international sources as we implement and expand overseas operations. Engaging in international business involves a number of difficulties and risks, including:

•required compliance with existing and changing foreign healthcare and other regulatory requirements and laws, such as those relating to patient privacy or handling of bio-hazardous waste;

•required compliance with anti-bribery laws, such as the U.S. Foreign Corrupt Practices Act and U.K. Bribery Act, data privacy requirements, labor laws and anti-competition regulations;

•export or import restrictions;

•various reimbursement and insurance regimes;

•laws and business practices favoring local companies;

•longer payment cycles and difficulties in enforcing agreements and collecting receivables through certain foreign legal systems;

•political and economic instability;

•potentially adverse tax consequences, tariffs, customs charges, bureaucratic requirements and other trade barriers;

•foreign exchange controls;

•difficulties and costs of staffing and managing foreign operations; and

•difficulties protecting or procuring intellectual property rights.

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

The medical device industry is regulated extensively by governmental authorities, principally the FDA and corresponding state regulatory agencies. The regulations are very complex and are subject to rapid change and varying interpretations. Regulatory restrictions or changes could limit our ability to carry on or expand our operations or result in higher than anticipated costs or lower than anticipated sales. The FDA and other U.S. governmental agencies regulate numerous elements of our business, including:

•product design and development;

•pre-clinical and clinical testing and trials;

•product safety;

•establishment registration and product listing;

•labeling and storage;

•marketing, manufacturing, sales and distribution;

•pre-market clearance or approval;

•servicing and post-market surveillance;

•advertising and promotion; and

•recalls and field safety corrective actions.

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

We received pre-market clearance for our T2Dx Instrument and T2Candida panel under the de novo application procedure in September 2014. From time to time, we may make modifications to these products that may require a new 510(k).  Based on non-binding communications from the FDA, we expect the T2Bacteria panel to be eligible for a 510(k) submission.

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

The FDA can delay, limit or deny clearance or approval of a device for many reasons, including:

•we may not be able to demonstrate to the FDA’s satisfaction that our product candidates are safe and effective, sensitive and specific diagnostic tests, for their intended users;

•the data from our pre-clinical studies and clinical trials may be insufficient to support clearance or approval, where required; and

•the manufacturing process or facilities we use may not meet applicable requirements.

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

Even if granted, a 510(k) clearance, de novo down classification, or PMA approval for any future product would likely place substantial restrictions on how our device is marketed or sold, and the FDA will continue to place considerable restrictions on our products and operations. For example, the manufacture of medical devices must comply with the FDA’s Quality System Regulation, or QSR. In addition, manufacturers must register their manufacturing facilities, list the products with the FDA, and comply with requirements relating to labeling, marketing, complaint handling, adverse event and medical device reporting, reporting of corrections and removals, and import and export. The FDA monitors compliance with the QSR and these other requirements through periodic inspections. If our facilities or those of our manufacturers or suppliers are found to be in violation of applicable laws and regulations, or if we or our manufacturers or suppliers fail to take satisfactory corrective action in response to an adverse inspection, the regulatory authority could take enforcement action, including any of the following sanctions:

•untitled letters, warning letters, fines, injunctions, consent decrees and civil penalties;

•customer notifications or repair, replacement, refunds, detention or seizure of our products;

•operating restrictions or partial suspension or total shutdown of production;

•refusing or delaying requests for 510(k) marketing clearance or PMA approvals of new products or modified products;

•withdrawing 510(k) marketing clearances or PMA approvals that have already been granted;

•refusing to provide Certificates for Foreign Government;

•refusing to grant export approval for our products; or

•pursuing criminal prosecution.

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

Our customers are highly dependent on payment from third-party payors, and inadequate coverage and/or inadequate reimbursement for diagnostic tests using our technology or for procedures using our products and product candidates and the commercial success of our diagnostic products and product candidates would be compromised.

Successful commercialization of our diagnostic products and product candidates depends, in large part, on the extent to which the costs of our products and product candidates purchased by our customers are reimbursed, either separately or through bundled payment, by third-party private and governmental payors, including Medicare, Medicaid, managed care organizations and private insurance plans. There is significant uncertainty surrounding third-party coverage and reimbursement for the use of tests that incorporate new technology, such as T2MR.  There may be significant delays in obtaining coverage and reimbursement for newly approved products, and coverage may be more limited than the purposes for which the product is approved by the FDA or comparable foreign regulatory authorities.

Hospitals, clinical laboratories and other healthcare provider customers that may purchase our products and product candidates, if approved, generally bill various third-party payors to cover all or a portion of the costs and fees associated with diagnostic tests, including the cost of the purchase of our products and product candidates. We currently expect that the majority of our diagnostic tests will be performed in a hospital inpatient setting, where governmental payors, such as Medicare, generally reimburse hospitals a single bundled payment that is based on the patients’ diagnosis under a classification system known as the Medicare severity diagnosis-related groups, classification for all items and services provided to the patient during a single hospitalization, regardless of whether our diagnostic tests are performed during such hospitalization. To the extent that our diagnostic tests will be performed in an outpatient setting, our products and product candidates may be eligible for separate payment, for example, under the Clinical Laboratory Fee Schedule using existing Current Procedural Terminology codes. Third-party payors may deny coverage, however, if they determine that the diagnostic tests using our products are not cost-effective compared to the use of alternative testing methods as determined by the payor, or is deemed by the third-party payor to be experimental or medically unnecessary. Even if third-party payors make coverage and reimbursement available, such reimbursement may not be adequate or these payors’ reimbursement policies may have an adverse effect on our business, results of operations, financial condition and cash flows.    In the United States, no uniform policy of coverage and reimbursement for products exists among third-party payors. Therefore, coverage and reimbursement for products can differ significantly from payor to payor. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our product candidates to each payor separately, with no assurance that coverage and adequate reimbursement will be obtained.

Government authorities and other third-party payors are developing increasingly sophisticated methods of controlling healthcare costs, such as by limiting coverage and the amount of reimbursement for various products.  Our customers’ access to adequate coverage and reimbursement for inpatient procedures using our products and product candidates by government and private insurance plans is central to the acceptance of our products. We cannot predict at this time the adequacy of payments, whether made separately in an outpatient setting or with a bundled payment amount in an inpatient setting. We may be unable to sell our products on a profitable basis if third-party payors deny coverage or reduce their current levels of payment, or if our costs of production increase faster than increases in reimbursement levels.

In many countries outside of the United States, various coverage, pricing and reimbursement approvals are required. We expect that it will take several years to establish broad coverage and reimbursement for testing services based on our products with payors in countries outside of the United States, and our efforts may not be successful.

We may be subject to federal and state healthcare fraud and abuse laws and other federal and state healthcare laws applicable to our business activities. If we are unable to comply, or have not complied, with such laws, we could face substantial penalties.

Our operations are, and will continue to be, directly or indirectly subject to various federal and state fraud and abuse laws, including, without limitation, the federal and state anti-kickback statutes, physician payment transparency laws and false claims laws. These laws impact, among other things, our sales and marketing and education programs and require us to implement additional internal systems for tracking certain marketing expenditures and reporting them to government authorities. In addition, we may be subject to patient data privacy and security regulation by both the federal government and the states in which we conduct our business. The healthcare laws and regulations that may affect our ability to operate include:

•the federal Anti-Kickback Statute, which prohibits, among other things, persons or entities from knowingly or willfully soliciting, receiving, offering or paying any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, in return for or to induce either the referral of an individual for, or the purchase, lease, order or recommendation of, any good, facility, item or services for which payment may be made, in whole or in part, under a federal healthcare program such as the Medicare and Medicaid programs;

•federal false claims laws, including the federal civil False Claims Act, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from or approval by a governmental payor program that are false or fraudulent;

•the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which established additional federal crimes for, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or making materially false statements in connection with the delivery of or payment for healthcare benefits, items or services;

•HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, which governs the conduct of certain electronic healthcare transactions and imposes obligations, including mandatory contractual terms, on certain types of people and entities regarding the security and privacy of protected health information;

•the Physician Payments Sunshine Act under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively, ACA, which requires manufacturers of drugs, devices, biologicals, and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program, with specific exceptions, to report annually to the CMS information related to payments and other transfers of value to physicians and teaching hospitals, and ownership and investment interests held by physicians and their immediate family members; and

•state or foreign law equivalents of each of the above federal laws, such as anti-kickback and false claims laws, which may apply to items or services reimbursed by any third-party payor, including commercial insurers; state laws that require device companies to comply with the industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws that require manufacturers to report information related to payments and other transfers of value to physicians, hospitals and other healthcare providers or marketing expenditures; and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways, thus complicating compliance efforts.

Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available, it is possible that some of our business activities could be subject to challenge under one or more of such laws. In addition, recent healthcare reforms have strengthened these laws. For example, the ACA, among other things, amends the intent requirement of the federal anti-kickback statute. A person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to commit a violation. The ACA also codified case law by amending the False Claims Act, such that violations of the federal Anti-Kickback Statute are now deemed violations of the False Claims Act.

If our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including administrative, civil and criminal penalties, damages, fines, disgorgement, contractual damages, reputational harm, the curtailment or restructuring of our operations, the exclusion from participation in federal and state healthcare programs and individual imprisonment, any of which could adversely affect our ability to operate our business and our results of operations.

Healthcare policy changes, including legislation reforming the United States healthcare system, may have a material adverse effect on our financial condition and results of operations.

The ACA, enacted in March 2010, makes changes that are expected to significantly impact the pharmaceutical and medical device industries and clinical laboratories. Since 2013, certain medical device manufacturers have had to pay a medical device excise tax in an amount equal to 2.3% of the price for which such manufacturer sells its medical devices. The excise tax applies to our T2Dx Instrument and T2Candida Panel, and we expect that it will apply to some or all of our product candidates.  The Consolidated Appropriations Act of 2016, signed into law on December 18, 2015, suspends the 2.3% medical device excise tax for a two year period beginning January 1, 2016 through December 31, 2017.

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

Other significant measures for our industry contained in the ACA include coordination and promotion of research on comparative clinical effectiveness of different technologies and procedures; initiatives to revise Medicare payment methodologies, such as bundling of payments across the continuum of care by providers and physicians; and initiatives to promote quality indicators in payment methodologies. The ACA also includes significant new fraud and abuse measures, including required disclosures of certain financial arrangements with physician customers, lower thresholds for violations and increasing potential penalties for such violations. In addition, the ACA establishes an Independent Payment Advisory Board, or IPAB, to reduce the per capita rate of growth in Medicare spending. The IPAB has broad discretion to propose policies to reduce healthcare expenditures, which may have a negative impact on payment rates for services, including our tests. The IPAB proposals may impact payments for clinical laboratory services that our diagnostics customers use our technology to deliver beginning in 2016, and for hospital services beginning in 2020, and may indirectly reduce demand for our diagnostic products and product candidates. To the extent that the reimbursement amounts for sepsis decrease, it could adversely affect the market acceptance and hospital adoption of our technologies.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. On August 2, 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs, including reductions of Medicare payments to providers of up to 2% per fiscal year effective April 1, 2013. Due to subsequent legislative amendments, these reductions will stay in effect through 2024 unless additional congressional action is taken. Further, on January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

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

We cannot predict whether future healthcare initiatives will be implemented at the federal or state level or in countries outside of the United States in which we may do business, or the effect any future legislation or regulation will have on us. The taxes imposed by the new federal legislation and the expansion in government’s effect on the United States healthcare industry may result in decreased profits to us, lower reimbursements by payors for our products and product candidates or reduced medical procedure volumes, any of which may adversely affect our business, financial condition and results of operations.

Risks Related to Intellectual Property

If we are unable to protect our intellectual property effectively, our business would be harmed.

We rely on patent protection as well as trademark, copyright, trade secret protection and confidentiality agreements to protect the intellectual property rights related to our proprietary technologies. The strength of patents in our field involves complex legal and scientific questions. Uncertainty created by these questions means that our patents may provide only limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage. We own or exclusively license over 25 issued U.S. patents and another approximately 25 pending U.S. patent applications, including provisional and non-provisional filings. We also own or license approximately 50 pending or granted counterpart applications worldwide. If we fail to protect our intellectual property, third parties may be able to compete more effectively against us and we may incur substantial litigation costs in our attempts to recover or restrict use of our intellectual property.

We cannot assure you that any of our currently pending or future patent applications will result in issued patents with claims that cover our products and technologies in the United States or in other foreign countries, and we cannot predict how long it will take for such patents to be issued. Further, issuance of a patent is not conclusive as to its inventorship or scope, and there is no guarantee that our issued patents will include claims that are sufficiently broad to cover our technologies or to provide meaningful protection of our products from our competitors. Further, we cannot be certain that all relevant prior art relating to our patents and patent applications has been found. Accordingly, there may be prior art that can invalidate our issued patents or prevent a patent from issuing from a pending patent application, at all or with claims that have a scope broad enough to provide meaningful protection from our competitors.

Even if patents do successfully issue and even if such patents cover our products and technologies, we cannot assure you that other parties will not challenge the validity, enforceability or scope of such issued patents in the United States and in foreign countries, including by proceedings such as re-examination, inter-partes review, interference, opposition, or other patent office or court proceedings. Moreover, we cannot assure you that if such patents were challenged in court or before a regulatory agency that the patent claims will be held valid, enforceable, or be sufficiently broad to cover our technologies or to provide meaningful protection from our competitors. Nor can we assure you that the applicable court or agency will uphold our ownership rights in such patents. Accordingly, we cannot guarantee that we will be successful in defending challenges made against our patents and patent applications. Any successful third-party challenge to our patents could result in the unenforceability or invalidity of such patents, or narrowing of claim scope, such that we could be deprived of patent protection necessary for the successful commercialization of our products and technologies, which could adversely affect our business.

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

Licensing of intellectual property is of critical importance to our business and involves complex legal, business and scientific issues. Disputes may arise between us and our licensors regarding intellectual property subject to a license agreement, including:

•the scope of rights granted under the license agreement and other interpretation-related issues;

•whether and the extent to which our technology and processes infringe on intellectual property of the licensor that is not subject to the licensing agreement;

•our right to sublicense patent and other rights to third parties under collaborative development relationships;

•our diligence obligations with respect to the use of the licensed technology in relation to our development and commercialization of our products and technologies, and what activities satisfy those diligence obligations; and

•the ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and us and our partners.

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

Litigation may be necessary for us to enforce our patent and proprietary rights or to determine the scope, enforceability or validity of the proprietary rights of others. There has been substantial litigation and other proceedings regarding patent and other intellectual property rights in the medical diagnostics industry. Third parties may assert that we are employing their proprietary technology without authorization. Many of our competitors have significantly larger and more mature patent portfolios than we currently have. In addition, future litigation may involve patent holding companies or other adverse patent owners who have no relevant product revenue and against whom our own patents may provide little or no deterrence or protection. Parties making claims against us for infringement of their intellectual property rights may obtain injunctive or other equitable relief, which could effectively block our ability to further develop and commercialize one or more of our products and technologies. Further, defense of such claims in litigation, regardless of merit, could result in substantial legal fees and could adversely affect the scope of our patent protection, and would be a substantial diversion of employee, management and technical personnel resources from our business. The outcome of any litigation or other proceeding is inherently uncertain and might not be favorable to us. In the event of a successful claim of infringement against us, we could be required to redesign our infringing products or obtain a license from such third party to continue developing and commercializing our products and technology. However, we may not be able to obtain any required license on commercially reasonable terms, or at all. Even if we are able to obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. We could therefore incur substantial costs for licenses obtained from third parties, if such licenses were available at all, which could negatively affect our gross margins, or prevent us from commercializing our products and technologies. Further, we could encounter delays in product introductions, or interruptions in product sales, as we develop alternative methods or products to avoid infringing third-party rights. In addition, if we resort to legal proceedings to enforce our intellectual property rights or to determine the validity, enforceability or scope of the intellectual property or other proprietary rights of others, the proceedings could be burdensome and expensive, even if we were to prevail. Any litigation that may be necessary in the future could result in substantial costs and the diversion of our resources and could have a material adverse effect on our business, operating results or financial condition. Further, if the scope of protection provided by our patents or patent applications is threatened or reduced as a result of litigation, it could discourage third parties from entering into collaborations with us that are important to the commercialization of our products.

We cannot guarantee that we have identified all relevant third-party intellectual property rights that may be infringed by our technology, nor is there any assurance that patents will not issue in the future from currently pending applications that may be infringed by our technology or products or product candidates. We are aware of third parties that have issued patents and pending patent applications in the United States, Europe, Canada, and other jurisdictions in the field of magnetic resonance devices and methods for analyte detection, including the preparation and use of reagents. While we continue to evaluate third-party patents in this area on an ongoing basis, we cannot guarantee that patents we currently are aware of will be found invalid or not infringed if we are accused of infringing them, or if our products are found to infringe, that we will be able to modify our products to cause them to be non-infringing on a timely or cost-effective basis, or at all. We currently monitor the intellectual property positions of some companies in this field that are potential competitors or are conducting research and development in areas that relate to our business, and will continue to do so as we progress the development and commercialization of our products or product candidates. While we continue to evaluate third-party patents in this area on an ongoing basis, we cannot assure you that third parties do not currently have or will not in the future have issued patents or other intellectual property rights that may be infringed by the practice of our technology or the commercialization of our products or product candidates.

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

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations, and may not adequately protect our business, or permit us to maintain our competitive advantage. The following examples are illustrative:

•others may be able to make diagnostic products and technologies that are similar to our products or product candidates but that are not covered by the claims of the patents that we own or have exclusively licensed;

•we or our licensors or future collaborators might not have been the first to make the inventions covered by the issued patent or pending patent application that we own or have exclusively licensed;

•we or our licensors or future collaborators might not have been the first to file patent applications covering certain of our inventions;

•others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our intellectual property rights;

•it is possible that our pending patent applications will not lead to issued patents;

•issued patents that we own or have exclusively licensed may be held invalid or unenforceable, as a result of legal challenges by our competitors;

•our competitors might conduct research and development activities in countries where we do not have patent rights and then use the information learned from such activities to develop competitive products for sale in our major commercial markets;

•we may not develop additional proprietary technologies that are patentable; and

•the patents of others may have an adverse effect on our business.

Should any of these events occur, they could significantly harm our business, results of operations and prospects.

Risks Related to Our Common Stock

Our executive officers, directors and principal stockholders, if they choose to act together, have the ability to control all matters submitted to stockholders for approval.

Our executive officers, directors and stockholders who own more than 5% of our outstanding common stock and their respective affiliates, in the aggregate, hold shares representing a significant amount of our outstanding voting stock. As a result, if these stockholders were to choose to act together, they would be able significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership control may:

•delay, defer or prevent a change in control;

•entrench our management and the board of directors; or

•impede a merger, consolidation, takeover or other business combination involving us that other stockholders may desire.

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

Our stock price has been and is likely to continue be volatile. The stock market in general has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, you may not be able to sell your common stock at or above the current market price. The market price for our common stock may be influenced by many factors, including:

•actual or anticipated fluctuations in our financial condition and operating results;

•actual or anticipated changes in our growth rate relative to our competitors;

•competition from existing products or new products that may emerge;

•development of new technologies that may address our markets and may make our technology less attractive;

•changes in physician, hospital or healthcare provider practices that may make our products or product candidates less useful;

•announcements by us, our partners or our competitors of significant acquisitions, strategic partnerships, joint ventures, collaborations or capital commitments;

•developments or disputes concerning patent applications, issued patents or other proprietary rights;

•the recruitment or departure of key personnel;

•failure to meet or exceed financial estimates and projections of the investment community or that we provide to the public;

•actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;

•variations in our financial results or those of companies that are perceived to be similar to us;

•changes to reimbursement levels by commercial third-party payors and government payors, including Medicare, and any announcements relating to reimbursement levels;

•general economic, industry and market conditions; and

•the other factors described in this “Risk Factors” section.

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

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and may remain an emerging growth company for up to five years following the IPO. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:

•not being required to comply with the auditor attestation requirements in the assessment of our internal control over financial reporting;

•not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements;

•reduced disclosure obligations regarding executive compensation; and

•exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

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

We continue to applicable securities rules and regulations. These rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, we will be required to furnish a report by our management on our internal control over financial reporting. However, while we remain an emerging growth company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting.  If we identify one or more material weaknesses, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

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

Provisions in our restated certificate of incorporation and our amended and restated bylaws may discourage, delay or prevent a merger, acquisition or other change in control of our company that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, because our board of directors is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. Among other things, these provisions include those establishing:

•a classified board of directors with three-year staggered terms, which may delay the ability of stockholders to change the membership of a majority of our board of directors;

•no cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;

•the exclusive right of our board of directors to elect a director to fill a vacancy created by the expansion of the board of directors or the resignation, death or removal of a director, which prevents stockholders from filling vacancies on our board of directors;

•the ability of our board of directors to authorize the issuance of shares of preferred stock and to determine the terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;

•the ability of our board of directors to alter our amended and restated bylaws without obtaining stockholder approval;

•the required approval of the holders of at least two-thirds of the shares entitled to vote at an election of directors to adopt, amend or repeal our amended and restated bylaws or repeal the provisions of our restated certificate of incorporation regarding the election and removal of directors;

•a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders;

•the requirement that a special meeting of stockholders may be called only by the chief executive officer, the president or the board of directors, which may delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors; and

•advance notice procedures that stockholders must comply with in order to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of us.

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

Item 1B.      UNRESOLVED STAFF COMMENTS

None.

Item 2.       PROPERTY

Our corporate headquarters is located in Lexington, Massachusetts, where we currently lease approximately 32,400 square feet of office space, 22,800 square feet of laboratory space and 4,600 square feet of manufacturing space. Our base rent, for leases at our corporate headquarters, is $2.0 million annually. In addition, we lease approximately 7,600 square feet in Wilmington, Massachusetts for our manufacturing facility, under a lease that expires in 2017 for $61,000 of base rent annually.

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

Year ended December 31, 2015	High	Low

First Quarter	$24.04	$14.71
Second Quarter	$19.90	$14.63
Third Quarter	$17.27	$8.45
Fourth Quarter	$12.30	$8.56

Year ended December 31, 2014	High	Low

Third Quarter	$24.50	$13.40
Fourth Quarter	$19.82	$13.50

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

Stockholders

The last reported sale price of common stock on March 4, 2016 as reported on the NASDAQ Global Market was $8.73. As of March 4, 2016, there were 21 holders of record of our common stock.

Equity Compensation Plan Information

For information regarding securities authorized for issuance under equity compensation plans, see Part III “Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Issuer Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.       SELECTED CONSOLIDATED FINANCIAL DATA

The following tables set forth, for the periods and as of the dates indicated, our selected financial data. The consolidated statement of operations data for the years ended December 31, 2015, 2014, 2013 and consolidated balance sheet data as of December 31, 2015 and 2014  are derived from our audited financial statements in this Annual Report on Form 10-K.  We have derived the consolidated statement of operations data for the year ended December 31, 2012 and the consolidated balance sheet data as of December 31, 2013 and 2012 from our audited financial statements not included in this Annual Report on Form 10-K.  Our historical results are not necessarily indicative of our future results.

	Year ended
	December 31,
Consolidated Statement of Operations Data:	2015	2014	2013	2012

Revenue:
Product revenue	$599	$—	$—	$—
Research revenue	2,214	119	266	19
Total revenue	2,813	119	266	19
Costs and expenses:
Cost of product revenue	1,740	—	—	—
Research and development	25,362	19,782	14,936	11,727
Selling, general and administrative	19,094	11,018	5,022	2,945
Total costs and expenses	46,196	30,800	19,958	14,672
Loss from operations	(43,383)	(30,681)	(19,692)	(14,653)
Interest expense, net	(1,967)	(721)	(403)	(154)
Other income (expense), net	60	12	(515)	352
Net loss	(45,290)	(31,390)	(20,610)	(14,455)
Accretion of redeemable convertible preferred stock to redemption value	—	(4,570)	(6,908)	(4,412)
Net loss applicable to common stockholders	$(45,290)	$(35,960)	$(27,518)	$(18,867)
Net loss per share applicable to common stockholders — basic and diluted	$(2.21)	$(4.15)	$(19.72)	$(13.86)
Weighted-average number of common shares used in computing net loss per share applicable to common stockholders — basic and diluted (1)(2)(4)	20,501,748	8,674,931	1,395,562	1,361,616

	As of
	December 31,
Consolidated Balance Sheet Data:	2015	2014	2013	2012
	(in thousands)

Cash and cash equivalents (1)(2)(3)	$73,662	$73,849	$30,198	$9,709
Total assets	86,948	79,134	31,885	11,431
Notes payable, net of current portion (3)	26,222	20,660	3,299	5,058
Current liabilities	12,275	5,172	4,046	2,129
Warrants to purchase redeemable securities (4)	—	—	1,225	695
Total liabilities	40,009	26,133	8,615	7,952
Redeemable convertible preferred stock (4)	—	—	112,813	66,137
Total stockholders’ equity (deficit) (4)	46,939	53,001	(89,543)	(62,658)

(1)On December 9, 2015 and December 21, 2015, we issued 3,500,000 shares and 191,049 shares of common stock, respectively, in connection with our secondary public offering at $9.75 per share.  We raised approximately $33.3 million in net proceeds.

(2)On August 12, 2014, we issued 5,980,000 shares of common stock in connection with our IPO at $11.00 per share.  We raised approximately $58.1 million in net proceeds.

(3)On July 11, 2014, December 30, 2014 and December 28, 2015, we received net proceeds of $9.7 million, $10.0 million and $10.0 million, respectively, from our loan and security agreement with Solar Capital, Ltd.

(4)  In connection with the closing of our IPO on August 12, 2014, all warrants were net settled into shares of common stock and all shares of redeemable convertible preferred stock were converted into common stock.

Item 7.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Annual Report on Form 10-K contains forward-looking statements about us and our industry that involve substantial risks and uncertainties. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our future results of operations and financial position, business strategy, prospective products and product candidates, their expected performance and impact on healthcare costs, marketing authorization from the U.S. Food and Drug Administration, or the FDA, regulatory clearance, reimbursement for our product candidates, research and development costs, timing of regulatory filings, timing and likelihood of success, plans and objectives of management for future operations and future results of anticipated products, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Annual Report on Form 10-K are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K and are subject to a number of risks, uncertainties and assumptions described under the sections in this prospectus entitled “Item 1A.—Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K. These forward looking statements are subject to numerous risks, including, without limitation, the following:

•our expectation to incur losses in the future;

•the market acceptance of our T2MR technology;

•our ability to timely and successfully develop and commercialize our existing products and future product candidates;

•the length of our anticipated sales cycle;

•our ability to gain the support of leading hospitals and key thought leaders and publish the results of our clinical trials in peer-reviewed journals;

•our ability to successfully manage our growth;

•our future capital needs and our need to raise additional funds;

•the performance of our diagnostics;

•our ability to compete in the highly competitive diagnostics market;

•our ability to obtain marketing authorization from the FDA or regulatory clearance for new product candidates in the United States or any other jurisdiction;

•federal, state, and foreign regulatory requirements, including FDA regulation of our product candidates.

•our ability to protect and enforce our intellectual property rights, including our trade secret-protected proprietary rights in T2MR; and

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

Business Overview

We are an in vitro diagnostics company that has developed an innovative and proprietary technology platform that offers a rapid, sensitive and simple alternative to existing diagnostic methodologies. We are using our T2 Magnetic Resonance platform, or T2MR, to develop a broad set of applications aimed at lowering mortality rates, improving patient outcomes and reducing the cost of healthcare by helping medical professionals make targeted treatment decisions earlier. Our initial development efforts utilizing T2MR target sepsis and hemostasis, which are areas of significant unmet medical need where existing therapies could be more effective with improved diagnostics. On September 22, 2014, we received market authorization from the FDA for our first two products, the T2Dx Instrument, or T2Dx, and the T2Candida Panel or T2Candida, for the direct detection of Candida species in human whole blood specimens and independent of blood culture from patients with symptoms of, or medical conditions predisposing the patient to, invasive fungal infections.  We have launched the commercialization of T2Dx and T2Candida in the United States, and we are building a direct sales force that is targeting the top 450 hospitals in the United States that have the highest concentration of patients at risk for Candida infections. Our next three diagnostic applications are called T2Bacteria, T2HemoStat, and T2Lyme, which are focused on bacterial sepsis infections, hemostasis, and Lyme disease, respectively. In late 2015, we initiated the collection of samples to support clinical trials for T2Bacteria beginning in 2016, and we plan to initiate clinical trials in the middle of 2016 for T2HemoStat. We expect that existing reimbursement codes will support our T2Bacteria and T2HemoStat product candidates, and that the anticipated economic savings associated with T2Bacteria and T2Candida will be realized directly by hospitals.  We believe our combined initial annual addressable market opportunity for sepsis, hemostasis and Lyme disease is over $3.7 billion in the United States alone, when the market opportunity for T2Candida, T2Bacteria, T2Lyme and our initial hemostasis diagnostic panel is combined. We believe the benefits of our proprietary technology platform, including the ability to rapidly and directly detect a broad range of targets in a wide variety of sample types, will have potential future applications within and outside of the in vitro diagnostics market, including the diagnosis of infectious disease, cancer, cardiac and other wellness applications, as well as environmental, food safety, industrial and veterinary applications.

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

We have never been profitable and have incurred net losses in each year since inception. Our accumulated deficit at December 31, 2015 was $148.9 million. Substantially all our net losses resulted from costs incurred in connection with our research and development programs and from selling, general and administrative costs associated with our operations.  Having obtained authorization from the FDA to market T2Dx and T2Candida, we are incurring significant commercialization expenses related to product sales, marketing, manufacturing and distribution. In addition, we expect that our expenses will increase substantially as we continue the research and development of our other product candidates and maintain, expand and protect our intellectual property portfolio. Accordingly, we may seek to fund our operations through public equity or private equity or debt financings, as well as other sources. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements as and when needed would have a negative impact on our financial condition and our ability to develop and commercialize T2Dx, T2Candida and our other product candidates.

Our Commercial Products and the Unmet Clinical Need

Our initial FDA-authorized products, T2Dx and T2Candida utilize T2MR to detect species-specific Candida directly from whole blood in three to five hours versus the one to five days required by blood culture-based diagnostics. This allows the patient to receive the correct treatment in four to six hours versus at least 48 hours for blood culture. The T2Candida runs on T2Dx and provides high sensitivity with a limit of detection as low as 1 CFU/mL, even in the presence of antimicrobial therapy.

Our T2Candida Panel

Our direcT2 pivotal clinical trial was designed to evaluate the sensitivity and specificity of T2Candida on T2Dx. The direcT2 trial consisted of two patient arms: a prospective arm with 1,501 samples from patients with a possible infection and a seeded arm with 300 samples, also obtained from patients with a possible infection. T2Candida and T2Dx demonstrated a sensitivity of 91.1 percent and a specificity of 99.4 percent. In addition, the speed to a species-specific positive result with T2Candida was 4.4 hours versus 129 hours with blood culture. A negative result from T2Candida was obtained in just 4.2 hours versus 120 hours with blood culture.  The data and other information from the direcT2 pivotal clinical trial was published in January 2015 in Clinical Infectious Diseases.

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

We believe our sepsis products will redefine the standard of care in sepsis management while lowering healthcare costs by improving both the precision and the speed of detection of sepsis-causing pathogens. According to a study published in the Journal of Clinical Microbiology in 2010, targeted therapy for patients with bloodstream infections can be delayed up to 72 hours due to the wait time for blood culture results, leading to the conclusion that more-rapid identification of the causative organism would be highly desirable to facilitate targeted treatment in the critical phase of septic illness. In another study published in Clinical Infectious Diseases in 2012, the delayed administration of appropriate antifungal therapy was associated with higher mortality among patients with septic shock attributed to Candida infection and, on that basis, the study stated that more rapid and accurate diagnostic techniques appear to be needed. Our pivotal clinical trial demonstrated that T2Candida can deliver actionable results as fast as three hours, with an average time to result of 4.2 hours, compared to the average time to result of one to six or more days typically required for blood-culture-based diagnostics, which we believe will enable physicians to make treatment decisions and administer targeted treatment to patients in four to six hours versus 24 to 144 hours for blood culture. We believe that T2Bacteria will also deliver actionable results within these timeframes because this diagnostic panel operates similarly to T2Candida and is designed to run on the same instrument as T2Candida.

Candida is the fourth leading hospital-acquired bloodstream infection, afflicting more than 135,000 patients per year in the United States, and the most lethal form of common bloodstream infections that cause sepsis, with an average mortality rate of approximately 40%. This high mortality rate is largely due to the elapsed time from Candida infection to positive diagnosis and treatment. According to a study published in Antimicrobial Agents and Chemotherapy, the  Candida mortality rate can be reduced to 11% with the initiation of targeted therapy within 12 hours of presentation of symptoms. Additionally, a typical patient with a Candida infection averages 40 days in the hospital, including nine days in intensive care, resulting in an average cost per hospital stay of more than $130,000 per patient. In a study published in the American Journal of Respiratory and Critical Care Medicine , providing targeted antifungal therapy within 24 hours of the presentation of symptoms decreased the length of hospital stay by approximately ten days and decreased the average cost of care by approximately $30,000 per patient.  Furthermore, in April 2015, Future Microbiology published the results of an economic study regarding the use of T2Candida conducted by IMS Health, a healthcare economics agency.  In that economic study, IMS demonstrated that an average hospital admitting 5,100 patients at risk for Candida infections could save approximately $5.8 million annually due to decreased hospital stays for patients, reduction in use of antifungal drugs, and other associated savings. The economic study further showed T2Candida can potentially reduce the costs of care by $26,887 per Candida patient and that rapid detection of Candida reduces patient deaths by 60.6%. Most recently, results from a data analysis of T2Candida for the detection and monitoring of Candida infection and sepsis were published comparing aggregated results from the use of T2Candida to blood culture-based diagnostics for the detection of invasive candidiasis and candidemia. The analysis included samples acquired from more than 1,900 patients. Out of 55 prospective patient cases that were tested with T2Candida and blood culture, T2Candida detected 96.4% of the patients (53 cases) compared to detection of 60% of the patients (33 cases) with blood culture. Based on this data, the Company expanded the T2Candida IFU label to include this data and to state that T2Candida provides superior sensitivity as compared to blood culture for the detection of candidemia and invasive candidisasis.

Additionally, the speed to result of the T2Candida, run on T2Dx, can help reduce the empiric overuse of ineffective, or even unnecessary, antimicrobial therapy. This inappropriate therapy is a driving force behind the spread of antimicrobial-resistant pathogens, which the United States Centers for Disease Control and Prevention recently called “one of our most serious health threats.”

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

By utilizing our proprietary T2MR for direct detection, T2Dx eliminates the need for sample purification and analyte extraction, which are necessary for other optical-detection devices. Eliminating these sample processing steps increases diagnostic sensitivity and accuracy, enables a broad menu of tests to be run on a single platform, and greatly reduces the complexity of the consumables. T2Dx incorporates a simple user interface and is designed to efficiently process up to seven specimens simultaneously.

Our T2Bacteria Panel

We are also developing T2Bacteria, a multiplex diagnostic panel that detects six major bacterial pathogens associated with sepsis and, in conjunction with T2Candida and standard empiric therapy regimens, will enable the early, appropriate treatment of 95% of sepsis patients. FDA market authorization of T2Bacteria would expand our target market from 450 hospitals to 2,500 hospitals. T2Bacteria, which will also run on T2Dx, is expected to address the same approximately 6.75 million symptomatic high-risk patients as T2Candida and also a new population of patients who are at increased risk for bacterial infections, including an additional two million patients presenting with symptoms of infection in the emergency room setting. We expect that T2Bacteria will achieve similar performance capabilities and provide similar benefits as T2Candida, including similar time to results and limits of detection.

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

Product revenue is derived from the sale of our instruments and related consumable diagnostic tests.  We recognize product revenue from the sale of our instruments as soon as all applicable revenue recognition criteria have been met.  In the majority of cases, we expect to place our instruments, under reagent rental agreements, in hospitals in exchange for long-term agreements, certain of which may include minimum commitments and/or an incremental charge on the purchase of our consumable diagnostic tests. Under this business model, we believe we will recover the cost of placing our instruments in hospitals through the margins realized from our consumable diagnostic tests. Our consumable diagnostic tests can only be used with our instruments, and accordingly, as the installed base of our instruments grows, we expect the following to occur:

•	recurring revenue from our consumable diagnostic tests will increase and become subject to less period-to-period fluctuation;

•	consumable revenue will become an increasingly predictable and important contributor to our total revenue; and

•	we will gain economies of scale through the growth in our sales, resulting in improving gross margins and operating margins.

Revenue from consumables is based on the volume of tests sold and the price of each consumable unit.

Cost of Product Revenue

Cost of product revenue includes the cost of materials, direct labor and manufacturing overhead costs used in the manufacture of our consumable diagnostic tests sold to customers and related license and royalty fees.  Cost of product revenue also includes depreciation on the revenue-generating T2Dx Instruments that have been placed with our customers under reagent rental agreements; costs of materials, direct labor and manufacturing overhead costs on the

T2Dx Instruments sold to customers; and other costs such as customer support costs, warranty and repair and maintenance expense on the T2Dx Instruments that have been placed with our customers under reagent rental agreements.  We manufacture the T2Dx Instruments and some of our consumable diagnostic tests in our facilities.  We outsource the manufacturing of components of our consumable diagnostic tests to a contract manufacturer.

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

Results of Operations for the Years Ended December 31, 2015 and 2014

	Year ended
	December 31,
	2015	2014	Change
	(in thousands)
Revenue:
Product revenue	$599	$—	$599
Research revenue	2,214	119	2,095
Total revenue	2,813	119	2,694
Costs and expenses:
Cost of product revenue	1,740	—	1,740
Research and development	25,362	19,782	5,580
Selling, general and administrative	19,094	11,018	8,076
Total costs and expenses	46,196	30,800	15,396
Loss from operations	(43,383)	(30,681)	(12,702)
Interest expense, net	(1,967)	(721)	(1,246)
Other income (expense), net	60	12	48
Net loss	$(45,290)	$(31,390)	$(13,900)

Product revenue

During the year ended December 31, 2015, product revenue totaled $599,000, which was primarily comprised of revenue from the sales of our T2Candida Panels and T2Dx Instruments to customers.  We did not record any product revenue in the year ended December 31, 2014.

Research revenue

We recorded research revenue totaling $2.2 million for the year ended December 31, 2015, compared to $119,000 for the year ended December 31, 2014, an increase of $2.0 million.  The increase was driven by new research and development agreements entered into with third parties, most notably Canon US Life Sciences, utilizing T2MR for potential applications.

Cost of product revenue

During the year ended December 31, 2015, we recorded cost of product revenue associated with the sale of T2Candida Panels and T2Dx Instruments to customers.  Cost of product revenue for the year ended December 31, 2015 also included $789,000 of cost to provide technical support services to customers and $105,000 of depreciation related to T2Dx Instruments placed at customer locations pursuant to reagent rental agreements.  We did not record cost of product revenue in the year ended December 31, 2014.

Research and development expenses

Research and development expenses were $25.4 million for the year ended December 31, 2015, compared to $19.8 million for the year ended December 31, 2014, an increase of approximately $5.6 million. The increase was primarily due to increased payroll and payroll-related expenses of approximately $3.7 million, including $711,000 of incremental stock compensation expense, as we increased full-time and temporary headcount, increased facilities costs of approximately $1.9 million related to expanded laboratory and office space, increased lab expenses of $464,000 and increased other research and development expenses of $436,000.  Partially offsetting these increases was a decrease in clinical expenditures of approximately $536,000 as we were incurring expenses related to the T2Candida direcT2 pivotal clinical trial, which was completed during the year ended December 31, 2014, and a decrease in license fees of $320,000 related to a milestone payment made to MGH during the year ended December 31, 2014.

Selling, general and administrative expenses

Selling, general and administrative expenses were $19.1 million for the year ended December 31, 2015, compared to $11.0 million for the year ended December 31, 2014. The increase of approximately $8.1 million was due primarily to increased payroll and payroll-related expenses of approximately $5.5 million, including $1.7 million of increased stock compensation expense, as we hired additional executive, sales, marketing and administrative employees, increased public company expenditures of $917,000, increased facilities costs of $482,000 related to expanded office space, an increase in marketing expenditures of $476,000 related to increased marketing programs to support commercialization efforts, increased travel expenses of $394,000 related to the expansion of the sales force in support of commercialization efforts and increased other selling, general and administrative costs of $264,000.

Interest expense, net

Interest expense, net, was $2.0 million for the year ended December 31, 2015, compared to $721,000 for the year ended December 31, 2014.  Interest expense, net, increased by $1.2 million due to higher borrowing levels on our notes payable.

Other income (expense), net

Other income (expense), net, was $60,000 of net income for the year ended December 31, 2015, compared to $12,000 of net income for the year ended December 31, 2014.  Other income increased $48,000 due primarily from increased recognition of government grant income.

Results of Operations for the Years Ended December 31, 2014 and 2013

	Year ended
	December 31,
	2014	2013	Change
	(in thousands)
Revenue:
Product revenue	$—	$—	$—
Research revenue	119	266	(147)
Total revenue	119	266	(147)
Costs and expenses:
Cost of product revenue	—	—	—
Research and development	19,782	14,936	4,846
Selling, general and administrative	11,018	5,022	5,996
Total costs and expenses	30,800	19,958	10,842
Loss from operations	(30,681)	(19,692)	(10,989)
Interest expense, net	(721)	(403)	(318)
Other income (expense), net	12	(515)	527
Net loss	$(31,390)	$(20,610)	$(10,780)

Research revenue

We recorded $119,000 of research and grant revenue for the year ended December 31, 2014 compared to $266,000 of research and grant revenue for the year ended December 31, 2013.  In the year ended December 31, 2014, we entered into one research and development arrangement in the fourth quarter, compared with three such arrangements in the year ended December 31, 2013.

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

Liquidity and Capital Resources

We have incurred losses and cumulative negative cash flows from operations since our inception, and as of December 31, 2015, we had an accumulated deficit of $148.9 million. We anticipate that we will continue to incur losses for at least the next few years. We expect that our research and development and selling, general and administrative expenses will continue to increase and, as a result, we may need additional capital to fund our operations, which we may raise through a combination of equity offerings, debt financings, other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements.

Since our inception through December 31, 2015, we have raised an aggregate of $225.3 million to fund our operations, of which $93.4 million was from the sale of preferred stock, $91.8 million was from the issuance of of common stock from public offerings, and $38.0 million and $2.1 million were from the issuance of debt and common stock from stock incentive plans, respectively. As of December 31, 2015, we had cash and cash equivalents of $73.7 million. Currently, our funds are primarily held in money market funds invested in U.S. government agency securities.

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

In addition, the promissory note with Massachusetts Development Finance Company contains a subjective acceleration clause whereby an event of default and immediate acceleration of the amount borrowed under the security and loan agreement occurs if we experience a material adverse change in the business, operations or condition (financial or otherwise) or a material impairment of the prospect of repayment of any portion of the obligations. The lender has not exercised its right under this clause, as there have been no such events.  We believe the likelihood of the lender exercising this right is remote.

On July 11, 2014, we entered into a loan and security agreement with Solar Capital, Ltd., as collateral agent and lender, and Comerica Bank, as lender, for a $30.0 million senior secured term loan facility. The borrowed funds are available in two tranches; $20.0 million for tranche A and $10.0 million for tranche B. We drew $20.0 million under tranche A for the year ended December 31, 2014 and $10.0 million under tranche B for the year ended December 31, 2015.

Interest on outstanding balances accrues at an annual rate equal to the one-month London Interbank Offered Rate, or LIBOR, plus 7.05%, which was 7.28% as of December 31, 2015. We are required to make interest-only payments through July 31, 2016. After the interest-only repayment period, we will repay the amounts borrowed in equal monthly installments until the maturity date of July 1, 2019. In connection with the term loan facility, we paid a closing fee of $125,000 and other transactional and legal costs. Upon the maturity, acceleration or prepayment of any or all of the loans made under the term loan facility, we will be required to pay a final fee equal to 4.75% of the aggregate amount of such loans. We are permitted to prepay borrowed amounts, subject to the payment of a repayment premium of 1.0% for amounts prepaid prior to July 2016, and further decreases to 0.5% for amounts prepaid after July 2016 but before the maturity date.

Amounts borrowed under the loan facility are secured by substantially all of our existing assets, and assets we may acquire in the future, in each case other than capital stock, leased real property, licenses that are not assignable without the licensor’s consent, leased equipment and intellectual property, except for proceeds from intellectual property.

In addition, the loan and security agreement with Solar Capital, Ltd. contains a subjective acceleration clause whereby upon an event of default, which includes a material adverse change in the business, operations, or conditions (financial or otherwise) of the Company or a material impairment of the prospect of repayment of any portion of the obligations, there can be an immediate acceleration of the borrowings under the loan and security agreement.  The lender has not exercised its right under this clause, as there have been no such events.  We believe the likelihood of the lender exercising this right is remote.

On October 31, 2015, we signed a $10.0 million Equipment Lease Facility (the “Facility”) to fund capital equipment needs with Essex Capital Corporation (“Essex”).  Under this Facility, Essex will fund capital equipment purchases presented.  We will repay the amounts borrowed in 36 equal monthly installments from the date of the amount funded.  At the end of the 36-month lease term, we have the option to (a) repurchase the leased equipment at the lesser of fair market value or 10% of the original equipment value, (b) extend the applicable lease for a specified period of time, which will not be less than one year, or (c) return the leased equipment to Essex.  We did not receive any proceeds under this facility in 2015.

As of December 31, 2015, we had $30.8 million of principal outstanding under these debt instruments and were in compliance with all covenants.

Plan of operations and future funding requirements

Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, costs related to our products, clinical trials, laboratory and related supplies, supplies and materials used in manufacturing, legal and other regulatory expenses and general overhead costs.

We believe that our existing cash and cash equivalents at December 31, 2015, together with the additional remaining liquidity of up to $10.0 million available under the Facility with Essex, will be sufficient to allow the Company to fund its current operating plan through at least the next 12 months.    We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.

Until such time as we can generate substantial product revenue, we expect to finance our cash needs beyond what is currently available or on hand, through a combination of equity offerings, debt financings and revenue from potential research and development and other collaboration agreements. If we raise additional funds in the future, we may need relinquish valuable rights to our technologies, future revenue streams or grant licenses on terms that may not be favorable to us.

Cash flows

The following is a summary of cash flows for each of the periods set forth below:

	Year ended
	December 31,
	2015	2014	2013
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(37,465)	$(28,184)	$(18,053)
Investing activities	(7,894)	(2,084)	(433)
Financing activities	45,172	73,919	38,975
Net (decrease) increase in cash and cash equivalents	$(187)	$43,651	$20,489

Net cash used in operating activities

Net cash used in operating activities was $37.5 million for the year ended December 31, 2015, and consisted primarily of a net loss of $45.3 million adjusted for non-cash items including depreciation and amortization expense of $1.5 million, stock-based compensation expense of $4.2 million and non-cash interest expense of $354,000, partially offset by a net change in operating assets and liabilities of $2.0 million and deferred rent of $119,000.  The net change in operating assets a liabilities was primarily driven by a $2.1 increase in deferred revenue resulting from payment from our Co-Development Agreement with Canon US Life Sciences, an increase of $437,000 in accounts payable and accrued expenses related to growth in the business, partially offset by purchases of inventory of $568,000 and increased accounts receivable of $168,000 related to research and product revenue.

Net cash used in operating activities was $28.2 million for the year ended December 31, 2014, and consisted primarily of a net loss of $31.4 million adjusted for non-cash items including depreciation and amortization expense of $691,000 and stock-based compensation expense of $1.7 million, partially offset by a net change in operating assets and liabilities of $744,000, primarily driven by increases in accrued expenses of $2.4 million related headcount growth and commercialization investments, partially offset by increases in prepaid expenses and other assets driven by increased director and officer insurance premiums.

Net cash used in operating activities was $18.1 million for the year ended December 31, 2013, and consisted primarily of a net loss of $20.6 million adjusted for non-cash items including depreciation and amortization expense of $584,000, stock-based compensation expense of $578,000, an increase in the fair value of warrants of $530,000 and a net change in operating assets and liabilities of $820,000 primarily driven by increases in accounts payable and accrued expenses from the growth of the business.

Net cash used in investing activities

Net cash used in investing activities was $7.9 million for the year end December 31, 2015, and consisted of $8.0 million of purchases of property and equipment, including $4.4 million of costs to purchase materials and manufacture T2 instruments and components, $2.6 million of leasehold improvements and $1.0 million of purchases of lab equipment, manufacturing equipment and other property and equipment.  Partially offsetting these outflows was $80,000 of proceeds from restricted cash accounts related to an operating lease agreement.

Net cash used in investing activities was $2.1 million for the year ended December 31, 2014, and consisted of $2.1 million of purchases of leasehold improvements and furniture for new facilities, instrument components, laboratory equipment and computer software.

Net cash used in investing activities was $433,000 for the year ended December 31, 2013, and consisted primarily of capital expenditures of $513,000, for purchases of laboratory equipment and leasehold improvements, partially offset by $80,000 of proceeds from restricted cash accounts related to an operating lease agreement.

Net cash provided by financing activities

Net cash provided by financing activities was $45.2 million for the year ended December 31, 2015, and consisted of $33.7 million of proceeds from the sale of common stock in a public offering, $10.0 million of proceeds from borrowing from our loan agreement with Solar Capital, Ltd., $1.8 million of proceeds from the issuance of common stock from our stock incentive plans, partially offset by repayments of notes payable of $309,000.

Net cash provided by financing activities was $73.9 million for the year ended December 31, 2014, and consisted of $58.1 million of net proceeds from our IPO that closed on August 12, 2014, $19.7 million of proceeds from borrowings from our loan agreement with Solar Capital, Ltd., net of deferred financing costs paid and $153,000 of proceeds from the exercise of stock options, partially offset by repayments of notes payable of $4.0 million.

Net cash provided by financing activities during the year ended December 31, 2013 was primarily related to the sale of 6.9 million shares of our redeemable convertible preferred stock for net proceeds of $39.8 million, partially offset by repayments of notes payable of $848,000.

Contractual Obligations and Contingent Liabilities

The following summarizes our significant contractual obligations as of December 31, 2015:

		Less than			More than
	Total	1 Year	1 to 3 Years	3 to 5 Years	5 Years
	(in thousands)
Operating leases(1)	$5,367	$1,986	$2,434	$840	$107
Notes payable(2)	36,889	6,622	22,867	7,400	—
Total obligations	$42,256	$8,608	$25,301	$8,240	$107

(1)Represents the leases of approximately 67,500 square feet for office, laboratory and manufacturing space in Lexington, and Wilmington, Massachusetts under noncancelable operating leases.

(2)Represents our promissory note with Massachusetts Development Finance Company and our loan and security agreement with Solar Capital, Ltd. that currently bear interest at annual rates of 6.5% and 7.28%, respectively, and have principal repayment dates through July 2019. The balance for these debt instruments includes estimated interest payment obligations.  Our loan and security agreement with Solar Capital, Ltd. includes a final fee payment of 4.75% of the principal borrowed, which totaled $1.4 million at December 31, 2015, and becomes due in the period the principal paid in full or partially pre-paid.  The final fee payment is assumed to be paid at the end of the loan and security agreement term in the above table.

Net operating loss carryforwards

We have net deferred tax assets of $61.8 million as of December 31, 2015, which have been fully offset by a valuation allowance due to uncertainties surrounding our ability to realize these tax benefits. The deferred tax assets are primarily composed of federal net operating loss, or NOL, tax carryforwards and research and development tax credit carryforwards. As of December 31, 2015, we had federal NOL carryforwards of $126.7 million available to reduce future taxable income, if any. These federal NOL carryforwards are available to offset future taxable income, if any, through 2035. In general, if we experience, or have experienced, a greater than 50% aggregate change in ownership of certain significant stockholders over a three-year period, or a Section 382 ownership change, utilization of our pre-change NOL carryforwards are subject to an annual limitation under Section 382 of the Internal Revenue Code of 1986, as amended. Such limitations may result in expiration of a portion of the NOL carryforwards before utilization and may be substantial. If we experience a Section 382 ownership change in connection as a result of future changes in our stock ownership, some of which changes are outside of our control, the tax benefits related to the NOL carryforwards may be limited or lost.  We have not conducted an assessment to determine whether there may have been a Section 382 or 383 ownership change.

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

Product revenue is generated by the sale of T2Dx and consumable diagnostic tests.  We either directly sell T2Dx to customers or retain title and places T2Dx at the customer site pursuant to a reagent rental agreement.  When a T2Dx is directly purchased by a customer, we recognize revenue when all applicable revenue recognition criteria are met.  When a T2Dx is placed under a reagent rental agreement, our customers generally agree to longer-term agreements, minimum purchase commitments and/or pay an incremental charge on each consumable diagnostic test purchased, which varies based on the monthly volume of test cartridges purchased.  Revenue from the sale of consumable diagnostic tests, which includes the incremental charge, is generally recognized upon shipment as a component of product revenue in our consolidated statements of operations and comprehensive loss.

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

For multiple-element arrangements,we identify the deliverables included within each agreement and evaluate which deliverables represent separate units of accounting. The determination that multiple elements in an arrangement meet the criteria for separate units of accounting requires us to exercise our judgment.  We account for those components as separate elements when the following criteria are met: (1) the delivered items have value to the customer on a stand-alone basis; and, (2) if there is a general right of return relative to the delivered items, delivery or performance of the undelivered items is considered probable and within its control.

The consideration received is allocated among the separate units of accounting based on a selling price hierarchy.  The selling price hierarchy is based on: (1) vendor specific objective evidence (“VSOE”), if available; (2) third party evidence of selling price if VSOE is not available; or (3) best estimated selling price (“BESP”) if neither VSOE nor third party evidence is available. We generally expect that we will not be able to establish selling price using third-party evidence due to the nature of our products and the markets in which we compete, and, as such, we typically will determine selling price using VSOE or BESP.

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

Stock-based compensation

We issue stock-based awards to employees and non-employees, generally in the form of stock options and restricted stock. We account for our stock-based awards in accordance with FASB ASC Topic 718, Compensation — Stock Compensation, or ASC 718. ASC 718 requires all stock-based payments to employees, including grants of employee stock options and modifications to existing stock options, to be recognized in the consolidated statements of operations and comprehensive loss based on their grant date fair values. We account for stock-based awards to non-

employees in accordance with FASB ASC Topic 505-50, Equity-Based Payments to Non-Employees, which requires the fair value of the award to be remeasured at fair value as the award vests. We recognize the compensation cost of stock-based awards to employees and non-employees on a straight-line basis over the vesting period. See below for a detailed description of how we estimate fair value for purposes of option grants and the methodology used in measuring stock-based compensation expense.

We estimate the fair value of our stock-based awards to employees and non-employees using the Black-Scholes-Merton option pricing model, which requires the input of highly subjective assumptions, including (a) the expected volatility of our stock, (b) the expected term of the award, (c) the risk-free interest rate and (d) expected dividends. Due to the lack of company specific historical and implied volatility data resulting from our limited public market trading history, we have based our estimate of expected volatility primarily on the historical volatility of a group of similar companies that are publicly traded. For these analyses, we have selected companies with comparable characteristics to ours, including enterprise value, risk profiles and position within the industry, and with historical share price information sufficient to meet the expected life of the stock-based awards. We compute the historical volatility data using the daily closing prices for the selected companies’ shares during the equivalent period of the calculated expected term of our stock-based awards. We will continue to apply this process until a sufficient amount of historical information regarding the volatility of our own stock price becomes available. We have estimated the expected life of our employee stock options using the “simplified” method, whereby the expected life equals the average of the vesting term and the original contractual term of the option. The risk-free interest rates for periods within the expected life of the option are based on the U.S. Treasury yield curve in effect during the period in which the options were granted.

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

Inventories

Inventories are stated at the lower of cost or market.  We determine the cost of inventories, which includes amounts related to materials, direct labor, and manufacturing overhead, on a first-in, first-out basis.  We perform an assessment of recoverability of capitalized inventory during each reporting period, and writes down any excess and obsolete inventories to realizable value in the period in which the impairment is first identified.  Shipping and handling costs incurred for inventory purchases are capitalized and recorded upon sale in cost of product revenues in the statements of operations.

We capitalize inventories in preparation for sales of products when the related product candidates are considered to have a high likelihood of regulatory clearance, which for the T2Dx Instrument and the T2Candida Panel was when we achieved regulatory clearance, and the related costs are expected to be recoverable through sales of the inventories. In addition, we capitalize inventories related to the manufacture of instruments that have a high likelihood of regulatory clearance, which for the T2Dx Instrument was when we achieved regulatory clearance, and will be retained as our assets, upon determination that the instrument has alternative future uses.  In determining whether or not to capitalize such inventories, we evaluate, among other factors, information regarding the product candidate’s status of regulatory submissions and communications with regulatory authorities, the outlook for commercial sales and alternative future uses of the product candidate.

Costs associated with development products prior to satisfying the inventory capitalization criteria are charged to research and development expense as incurred.

We classify inventories related to instruments that are Company-owned, as a component of property and equipment. Raw material and work-in-process inventories that are expected to be used to produce Company-owned instruments, based on our business model and forecast, are also classified as property and equipment.  Company-owned instruments are instruments that are manufactured and placed with customers in connections with rental agreements, or are used for internal purposes.

Emerging Growth Company Status

In April 2012, the Jumpstart Our Business Startups Act, or the JOBS Act, was enacted in the United States. Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act, as amended, for complying with new or revised accounting standards. Thus, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have irrevocably elected not to avail ourselves of this extended transition period and, as a result, we will adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules.

Item 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates. As of December 31, 2015, we had cash and cash equivalents of $73.7 million held primarily in money market funds consisting of U.S. government agency securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term securities. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate one percent change in interest rates would not have a material effect on the fair market value of our portfolio. We are also subject to interest rate risk from the loans under our credit facility with Solar Capital, Ltd., which has an outstanding principal balance of $30.0 million as of December 31, 2015 and bears interest at an annual rate equal to the one-month LIBOR plus 7.05%.  A 10% increase in the one-month LIBOR annual rate would result in an immaterial increase in our annual interest expense under our credit facility with Solar Capital, Ltd., as a result of the current low interest rate environment.

Item 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

T2 Biosystems, Inc.

We have audited the accompanying consolidated balance sheets of T2 Biosystems, Inc. (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive loss, redeemable convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of T2 Biosystems, Inc. at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Boston, Massachusetts
March 9, 2016

T2 Biosystems, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31,	December 31,
	2015	2014

Assets
Current assets:
Cash and cash equivalents	$73,662	$73,849
Accounts receivable	369	201
Prepaid expenses and other current assets	860	1,076
Inventories	683	115
Current portion of restricted cash	—	80
Total current assets	75,574	75,321
Property and equipment, net	10,655	2,760
Restricted cash, net of current portion	260	260
Deferred tax assets	—	313
Other assets	459	480
Total assets	$86,948	$79,134
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,228	$735
Accrued expenses and other current liabilities	4,162	3,662
Current portion of notes payable	4,471	295
Deferred revenue	2,146	80
Deferred tax liabilities	—	313
Current portion of lease incentives	268	87
Total current liabilities	12,275	5,172
Notes payable, net of current portion	26,222	20,660
Lease incentives, net of current portion	1,076	106
Other liabilities	436	195
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding at December 31, 2015 and 2014	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized at December 31, 2015 and 2014; 24,175,381 and 20,041,645 shares issued and outstanding at December 31, 2015 and 2014 respectively	24	20
Additional paid-in capital	195,800	156,576
Accumulated deficit	(148,885)	(103,595)
Total stockholders’ equity	46,939	53,001
Total liabilities and stockholders’ equity	$86,948	$79,134

See accompanying notes to financial statements.

T2 Biosystems, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

	Year ended
	December 31,
	2015	2014	2013

Revenue:
Product revenue	$599	$—	$—
Research revenue	2,214	119	266
Total revenue	2,813	119	266
Costs and expenses:
Cost of product revenue	1,740	—	—
Research and development	25,362	19,782	14,936
Selling, general and administrative	19,094	11,018	5,022
Total costs and expenses	46,196	30,800	19,958
Loss from operations	(43,383)	(30,681)	(19,692)
Interest expense, net	(1,967)	(721)	(403)
Other income (expense), net	60	12	(515)
Net loss and comprehensive loss	(45,290)	(31,390)	(20,610)
Accretion of redeemable convertible preferred stock to redemption value	—	(4,570)	(6,908)
Net loss applicable to common stockholders	$(45,290)	$(35,960)	$(27,518)
Net loss per share applicable to common stockholders — basic and diluted	$(2.21)	$(4.15)	$(19.72)
Weighted-average number of common shares used in computing net loss per share applicable to common stockholders — basic and diluted	20,501,748	8,674,931	1,395,562

See accompanying notes to financial statements.

T2 Biosystems, Inc.

Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands, except share and per share data)

	Series A-1		Series A-2		Series B		Series C		Series D		Series E
	Redeemable		Redeemable		Redeemable		Redeemable		Redeemable		Redeemable
	Convertible		Convertible		Convertible		Convertible		Convertible		Convertible						Total
	Preferred		Preferred		Preferred		Preferred		Preferred		Preferred		Common		Additional	Accumulated	Stockholders’
	Stock		Stock		Stock		Stock		Stock		Stock		Stock		Paid-In		Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance at December 31, 2012	282,849	$830	1,703,959	$7,322	3,249,877	$14,594	4,055,125	$17,895	5,054,945	$25,496	—	$—	1,362,043	$1	$—	$(62,659)	$(62,658)
Issuance of Series E redeemable convertible preferred stock, net of issuance costs of $232	—	—	—	—	—	—	—	—	—	—	6,930,967	39,768	—	—	—	—	—
Accretion of Series A-1, A-2, B, C, D, and E redeemable convertible preferred stock to redemption value	—	44	—	402	—	870	—	1,205	—	1,861	—	2,526	—	—	(633)	(6,275)	(6,908)
Exercise of stock options	—	—	—	—	—	—	—	—	—	—	—	—	49,943	—	55	—	55
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	—	—	578	—	578
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(20,610)	(20,610)
Balance at December 31, 2013	282,849	874	1,703,959	7,724	3,249,877	15,464	4,055,125	19,100	5,054,945	27,357	6,930,967	42,294	1,411,986	1	—	(89,544)	(89,543)
Accretion of Series A-1, A-2, B, C, D, and E redeemable convertible preferred stock to redemption value	—	26	—	240	—	520	—	722	—	1,115	—	1,947	—	—	(880)	(3,690)	(4,570)
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,653	—	1,653
Conversion of redeemable convertible preferred stock into common stock	(282,849)	(900)	(1,703,959)	(7,964)	(3,249,877)	(15,984)	(4,055,125)	(19,822)	(5,054,945)	(28,472)	(6,930,967)	(44,241)	12,516,298	13	96,341	21,029	117,383
Issuance of common stock upon net settlement of warrants to purchase redeemable convertible preferred stock	—	—	—	—	—	—	—	—	—	—	—	—	68,700	—	1,226	—	1,226
Issuance of common stock from initial public offering, net of offering costs of $7,700	—	—	—	—	—	—	—	—	—	—	—	—	5,980,000	6	58,083	—	58,089
Exercise of stock options	—	—	—	—	—	—	—	—	—	—	—	—	64,661	—	153	—	153
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(31,390)	(31,390)
Balance at December 31, 2014	—	—	—	—	—	—	—	—	—	—	—	—	20,041,645	20	156,576	(103,595)	53,001
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	—	—	4,168	—	4,168
Issuance of common stock from secondary public offering, net of offering costs of $2,732	—	—	—	—	—	—	—	—	—	—	—	—	3,691,049	4	33,252	—	33,256
Issuance of common stock from exercise of stock options and employee stock purchase plan	—	—	—	—	—	—	—	—	—	—	—	—	442,687	—	1,804	—	1,804
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(45,290)	(45,290)
Balance at December 31, 2015	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	24,175,381	$24	$195,800	$(148,885)	$46,939

See accompanying notes to financial statements.

T2 Biosystems, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year ended
	December 31,
	2015	2014	2013

Operating activities
Net loss	$(45,290)	$(31,390)	$(20,610)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,465	691	584
Stock-based compensation expense	4,168	1,653	578
Noncash interest expense	354	112	44
Change in fair value of warrants	—	1	530
Loss on disposal of asset	—	—	6
Deferred rent	(119)	5	(5)
Changes in operating assets and liabilities:
Accounts receivable	(168)	(201)	—
Prepaid expenses and other assets	190	(1,217)	(138)
Inventory	(568)	(115)	—
Accounts payable	177	(208)	372
Accrued expenses and other liabilities	260	2,405	586
Deferred revenue	2,066	80	—
Net cash used in operating activities	(37,465)	(28,184)	(18,053)
Investing activities
Purchases and manufacture of property and equipment	(7,974)	(2,084)	(513)
Decrease in restricted cash	80	—	80
Net cash used in investing activities	(7,894)	(2,084)	(433)
Financing activities
Proceeds from issuance of common stock in public offering, net of offering costs	33,677	58,089	—
Proceeds from issuance of redeemable convertible preferred stock, net	—	—	39,768
Proceeds from issuance of common stock and stock options exercises, net	1,804	153	55
Proceeds from issuance of note payable, net	10,000	19,714	—
Repayments of note payable	(309)	(4,037)	(848)
Net cash provided by financing activities	45,172	73,919	38,975
Net (decrease) increase in cash and cash equivalents	(187)	43,651	20,489
Cash and cash equivalents at beginning of period	73,849	30,198	9,709
Cash and cash equivalents at end of period	$73,662	$73,849	$30,198

See accompanying notes to financial statements.

T2 Biosystems, Inc.

Consolidated Statements of Cash Flows (Continued)

(In thousands)

	Year ended
	December 31,
	2015	2014	2013

Supplemental disclosures of cash flow information
Cash paid for interest	$1,506	$515	$345
Supplemental disclosures of noncash investing and financing activities
Accrued property and equipment	$247	$128	$—
Leasehold improvements paid by landlord	$1,268	$121	—
Public offering costs unpaid at year end	$420	—	—
Accretion of Series A-1, A-2, B, C, D and E redeemable convertible preferred stock to redemption value	$—	$4,570	$6,908
Conversion of redeemable and convertible preferred stock to common stock	$—	$117,383	$—
Conversion of preferred warrants to common stock	$—	$1,226	$—

See accompanying notes to financial statements.

T2 Biosystems, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2015 and 2014

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

Liquidity

At December 31, 2015, the Company had cash and cash equivalents of $73.7 million and an accumulated deficit of $148.9 million.  The future success of the Company is dependent on its ability to successfully commercialize its FDA approved products, obtain regulatory clearance for and successfully launch its future product candidates and ultimately attain profitable operations, and obtain additional capital. Historically, the Company has funded its operations primarily through its August 2014 initial public offering, its December 2015 secondary public offering, private placements of redeemable convertible preferred stock and through debt financing arrangements. Management believes that its existing cash and cash equivalents at December 31, 2015, together with the additional remaining liquidity of up to $10.0 million available under an Equipment Lease Facility (the “Facility”) entered into in October 2015 to help the Company meet its capital equipment needs, will be sufficient to allow the Company to fund its current operating plan through at least the next 12 months.

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

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The Company utilizes certain estimates in the determination of the fair value of its stock options, deferred tax valuation allowances, revenue recognition, to record expenses relating to research and development contracts and to classify the value of instrument raw material and work-in-process inventory between inventory and property and equipment. The Company bases its estimates on historical experience and other market‑specific or other relevant assumptions that it believes to be reasonable under the circumstances. Actual results could differ from such estimates.

Segment Information

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker, or decision‑making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is the Chief Executive Officer. The Company views its operations and manages its business in one operating segment, which is the business of developing and, upon regulatory clearance, launching commercially its diagnostic products aimed at reducing mortality rates, improving patient outcomes and reducing the cost of healthcare by helping medical professionals make targeted treatment decisions earlier.

Off‑Balance Sheet Risk and Concentrations of Credit Risk

The Company has no significant off-balance sheet risks, such as foreign exchange contracts, option contracts, or other foreign hedging arrangements. Cash and cash equivalents are financial instruments that potentially subject the Company to concentrations of credit risk. At December 31, 2015 and 2014, substantially all of the Company’s cash was deposited in accounts at one financial institution, with a significant amount invested in money market funds that are invested in short-term U.S. government agency securities. The Company maintains its cash deposits, which at times may exceed the federally insured limits, with a large financial institution and, accordingly, the Company believes such funds are subject to minimal credit risk.

For the year end December 31, 2015, the Company derived approximately 50% of its total revenue from one customer and 25% of its total revenue from a second customer.  For the year ended December 31, 2014, the Company derived all of its revenue from a single customer.

Cash Equivalents

Cash equivalents include all highly liquid investments maturing within 90 days from the date of purchase. Cash equivalents consist of money market funds invested in short-term U.S. government agency securities as of December 31, 2015 and 2014.

Accounts Receivable

The Company’s accounts receivable consists of amounts due from commercial customers and from research and development arrangements with partners.  At each reporting period, management reviews all outstanding balances to determine if the facts and circumstances of each customer relationship indicate the need for a reserve.  The Company does not require collateral and did not have an allowance for accounts at December 31, 2015 or 2014.

Inventories

Inventories are stated at the lower of cost or market. The Company determines the cost of its inventories, which includes amounts related to materials, direct labor, and manufacturing overhead, on a first-in, first-out basis. The Company performs an assessment of the recoverability of capitalized inventory during each reporting period, and writes down any excess and obsolete inventories to their realizable value in the period in which the impairment is first identified. Shipping and handling costs incurred for inventory purchases are capitalized and recorded upon sale in cost of product revenues in the consolidated statements of operations and comprehensive loss or are included in the value of T2-owned instruments and components, a component of property and equipment, net, and depreciated.

The Company capitalizes inventories in preparation for sales of products when the related product candidates are considered to have a high likelihood of regulatory clearance, which for the T2Dx Instrument and T2Candida Panel was upon the achievement of regulatory clearance, and the related costs are expected to be recoverable through sales of the inventories. In addition, the Company capitalizes inventories related to the manufacture of instruments that have a high likelihood of regulatory clearance, which for the T2Dx Instrument was upon the achievement of regulatory clearance, and will be retained as the Company’s assets, upon determination that the instrument has alternative future uses. In determining whether or not to capitalize such inventories, the Company evaluates, among other factors, information regarding the product candidate’s status of regulatory submissions and communications with regulatory authorities, the outlook for commercial sales and alternative future uses of the product candidate. Costs associated with development products prior to satisfying the inventory capitalization criteria are charged to research and development expense as incurred.

The Company classifies inventories related to instruments that are Company-owned, as a component of property and equipment. Raw material and work-in-process inventories that are expected to be used to produce Company-owned instruments, based on our business model and forecast, are also classified as property and equipment. Company-owned instruments are instruments that are manufactured and placed with customers in connection with reagent rental agreements, or are used for internal purposes.

The components of inventory consist of the following (in thousands):

	December 31,	December 31,
	2015	2014
Raw materials	$203	$71
Work-in-process	287	44
Finished goods	193	—
Total inventories	$683	$115

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

Level 2 — Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model‑derived valuations in which all observable inputs and significant value drivers are observable in active markets.

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

Financial instruments measured at fair value on a recurring basis include cash, money market funds and restricted cash (See Note 3).

For certain financial instruments, including accounts payable and accrued expenses, the carrying amounts approximate their fair values as of December 31, 2015 and 2014 because of their short-term nature. At December 31, 2015 and 2014, the carrying value of the Company’s debt approximated fair value, which was determined using Level 3 inputs, including a quoted interest rate (Note 6).

Property and Equipment

Property and equipment are recorded at cost and depreciated over their estimated useful lives using the straight‑line method.  Property and equipment includes raw materials, work-in-process and finished instruments that are Company-owned or expected to remain Company-owned when placed in service. Company-owned instruments are instruments that are manufactured and placed with customers in connection with reagent rental agreements, or are used for internal purposes. Repairs and maintenance costs are expensed as incurred, whereas major improvements are capitalized as additions to property and equipment.

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

i.Persuasive evidence of an arrangement exists

ii.Delivery has occurred or services have been rendered

iii.The seller’s price to the buyer is fixed or determinable

iv.Collectability is reasonably assured

If any of the above criteria have not been met, the Company defers revenue until such time each of the criteria have been satisfied.

Product revenue is generated by the sale of T2Dx and consumable diagnostic tests.  The Company either sells T2Dx to customers, or retains title and places a  T2Dx at the customer site pursuant to a reagent rental agreement.  When a T2Dx is directly purchased by a customer, the Company recognizes revenue when all applicable revenue recognition criteria are met.  When a T2Dx is placed under a reagent rental agreement, the Company’s customers generally agree to long-term agreements, certain of which may include minimum purchase commitments and/or incremental charges on each consumable diagnostic test purchased, which varies based on the monthly volume of test cartridges purchased.  Revenue from the sale of consumable diagnostic tests, which includes the incremental charge, is recognized upon delivery as a component of product revenue in the Company’s consolidated statements of operations and comprehensive loss.

Direct sales of T2Dx include warranty, maintenance and technical support services for one year following the installation of the purchased T2Dx (“Maintenance Services”).  After the completion of the initial Maintenance Services period, customers have the option to renew the Maintenance Services for additional one year periods in exchange for additional consideration.  In addition, the Company may provide training to customers.  The Company defers revenue from the initial sale of T2Dx equal to the relative fair value of the one year of Maintenance Services and training and recognizes the amounts ratably over the service delivery period.

The Company warrants that consumable diagnostic tests will be free from defects, when handled according to product specifications, for the stated life of the product.  To fulfill valid warranty claims, the Company provides a credit to its customers on future orders.  Accordingly, the Company defers revenue associated with the estimated defect rates of the consumable diagnostic tests.

The Company does not offer rights of return for T2Dx or consumable diagnostic tests.

Shipping and handling costs incurred associated with products sold to customers are recorded as a cost of product revenue in the consolidated statement of operations and comprehensive loss.  Shipping and handling costs billed to customers in connection with a product sale are recorded as a component of product revenue in the consolidated statements of operations and comprehensive loss.

For multiple-element arrangements, the Company identifies the deliverables included within each agreement and evaluates which deliverables represent separate units of accounting. The determination that multiple elements in an arrangement meet the criteria for separate units of accounting requires the Company’s management to exercise judgment.  The Company accounts for those components as separate elements when the following criteria are met: (1) the delivered items have value to the customer on a stand-alone basis; and, (2) if there is a general right of return relative to the delivered items, delivery or performance of the undelivered items is considered probable and within its control.

The consideration received is allocated among the separate units of accounting based on a selling price hierarchy.  The selling price hierarchy is based on: (1) vendor specific objective evidence (“VSOE”), if available; (2) third party evidence of selling price if VSOE is not available; or (3) best estimated selling price (“BESP”) if neither VSOE nor third party evidence is available. The Company generally expects that it will not be able to establish selling price using third-party evidence due to the nature of our products and the markets in which the Company competes, and, as such, the Company typically will determine selling price using VSOE or BESP.

When the Company establishes selling price using BESP, consideration is given to both market and Company-specific factors, including the cost to produce the deliverable and the anticipated margin on that deliverable, as well as the characteristics of markets in which the deliverable is sold.

Revenue earned from activities performed pursuant to research and development agreements is reported as research revenue in the consolidated statements of operations and comprehensive loss, using the proportional performance method as the work is completed, limited to payments earned, and the related costs are expensed as incurred as research and development expense.  The timing of receipt of cash from the Company’s research and development agreements generally differs from when revenue is recognized.

Cost of Product Revenue

Cost of product revenue includes the cost of materials, direct labor and manufacturing overhead costs used in the manufacture of consumable diagnostic tests sold to customers and related license and royalty fees.  Cost of product revenue also includes depreciation on revenue generating T2Dx that have been placed with customers under reagent rental agreements; costs of materials, direct labor and manufacturing overhead costs on T2Dx sold to customers; and other costs such as customer support costs, royalties and license fees, warranty and repair and maintenance expense on T2Dx that have been placed with customers under reagent rental agreements.

Research and Development Costs

Costs incurred in the research and development of the Company’s product candidates are expensed as incurred. Research and development expenses consist of costs incurred in performing research and development activities, including activities associated with performing services under research revenue arrangements, and include salaries and benefits, stock compensation, research‑related facility and overhead costs, laboratory supplies, equipment and contract services.

Impairment of Long Lived Assets

The Company reviews long‑lived assets, including capitalized T2 owned equipment and components, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. During this review, the Company reevaluates the significant assumptions used in determining the original cost and estimated lives of long‑lived assets. Although the assumptions may vary from asset to asset, they generally include operating results, changes in the use of the asset, cash flows and other indicators of value. Management then determines whether the remaining useful life continues to be appropriate or whether there has been an impairment of long‑lived assets based primarily upon whether expected future undiscounted cash flows are sufficient to support the assets’ recovery. If impairment exists, the Company would adjust the carrying value of the asset to fair value, generally determined by a discounted cash flow analysis. No impairment charges have been recorded in any of the periods presented.

Comprehensive Loss

Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non‑owner sources. Comprehensive loss consists of net loss and other comprehensive loss, which includes certain changes in equity that are excluded from net loss. The Company’s comprehensive loss equals reported net loss for all periods presented.

Stock Based Compensation

The Company has a stock‑based compensation plan which is more fully described in Note 9. The Company records stock‑based compensation for options granted to employees and to members of the board of directors for their services on the board of directors, based on the grant date fair value of awards issued, and the expense is recorded on a straight‑line basis over the applicable service period, which is generally four years. The Company accounts for non‑employee stock‑based compensation arrangements based upon the fair value of the consideration received or the equity instruments issued, whichever is more reliably measurable. The measurement date for non‑employee awards is generally the date that the performance of services required for the non‑employee award is complete. Stock‑based compensation costs for non‑employee awards is recognized as services are provided, which is generally the vesting period, on a straight‑line basis.

The Company expenses restricted stock awards based on the fair value of the award on the date of issuance, on a straight‑line basis over the associated service period of the award.

The Company uses the Black‑Scholes‑Merton option pricing model to determine the fair value of stock options. The use of the Black‑Scholes‑Merton option‑pricing model requires management to make assumptions with respect to the expected term of the option, the expected volatility of the common stock consistent with the expected life of the option, risk‑free interest rates and expected dividend yields of the common stock. The expected term was determined according to the simplified method, which is the average of the vesting tranche dates and the contractual term. Due to the lack of a public market for the trading of the Company’s common stock and a limited amount of company‑specific historical and implied volatility data, the Company bases its estimate of expected volatility primarily on the historical volatility of a group of similar companies that are publicly traded. For these analyses, companies with comparable characteristics are selected, including enterprise value and position within the industry, and with historical share price information sufficient to meet the expected life of the stock‑based awards. The Company computes the historical volatility data using the daily closing prices for the selected companies’ shares during the equivalent period of the calculated expected term of its stock‑based awards. The risk‑free interest rate is determined by reference to U.S. Treasury zero‑coupon issues with remaining maturities similar to the expected term of the options. The Company has not paid, and does not anticipate paying, cash dividends on shares of common stock; therefore, the expected dividend yield is assumed to be zero. The Company is required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates.

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

As of December 31, 2015 and 2014, the Company had not experienced any material losses related to these indemnification obligations, and no material claims with respect thereto were outstanding. The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related reserves were established.

Net Loss Per Share

Basic net loss per share is calculated by dividing net loss applicable to common stockholders by the weighted‑average number of shares outstanding during the period, without consideration for common stock equivalents. Diluted net loss per share is calculated by adjusting the weighted‑average number of shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury‑stock method. For purposes of the diluted net loss per share calculation, redeemable convertible preferred stock, and warrants to purchase redeemable convertible preferred stock, which were outstanding prior to the Company’s IPO, and stock options and unvested restricted stock are considered to be common stock equivalents, but have been excluded from the calculation of diluted net loss per share, as their effect, including the related impact to the numerator of the fair value adjustment of the warrants and the impact to the denominator of the warrant shares, would be anti‑dilutive for all periods presented. Therefore, basic and diluted net loss per share applicable to common stockholders were the same for all periods presented.

Recently Issued Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies and adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on its financial position or results of operations upon adoption.

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”), which applies to all leases and will require lessees to put most leases on the balance sheet, but recognize expense in a manner similar to the current standard.  ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 and interim periods within those years, which is the year ended December 31, 2019 for the Company.  Entities are required to use a modified retrospective approach of adoption for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements.  Full restrospective application is prohibited.  The Company is evaluating the new guidance and the expected effect on the Company’s consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”).  The standard requires all companies to report deferred tax assets and liabilities as noncurrent, which modifies the current standard, which requires deferred tax assets and liabilities to be classified as current or noncurrent based on how the related assets or liabilities are classified.  ASU 2015-17 is effective for fiscal years beginning after December 15, 2015, and for interim periods within those annual periods.  Early adoption is permitted and may be applied prospectively or retrospectively.  The Company has adopted ASU 2015-17 as of December 31, 2015 on a prospective basis, which resulted the netting of deferred tax assets and liabilities on the consolidated balance sheet.

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory (“ASU 2015-11”).  The standard simplifies the subsequent measurement of inventory by requiring inventory to be measured at the lower of cost and net realizable value for entities using the first-in-first out method of valuing inventory.  ASU 2015-11 eliminates other measures required by current guidance to determine net realizable value.  ASU 2015-11 is effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years and early adoption is permitted.  The Company has not adopted ASU 2015-11 and does not expect the new guidance to have a material effect on its consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement (“ASU 2015-05”).  The standard clarifies that customers in cloud computing arrangements should determine whether the arrangement includes a license of software by applying the same guidance as cloud service providers and eliminates the existing requirement for customers to account for software licenses acquired by analogizing to the guidance on leases.  It is effective for annual periods beginning on or after December 15, 2015, including interim periods within those annual periods, and early adoption is permitted.  Adoption of ASU 2015-05 can either be applied (1) prospectively to all arrangements entered into or materially modified after the effective date or (2) retrospectively.   The Company has not adopted the guidance prescribed by ASU 2015-05 and does not expect the new guidance to have a material effect on its consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). This standard amends existing guidance to require the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of a deferred charge. It is effective for annual reporting periods beginning after December 15, 2015, but early adoption is permitted.  Adoption of ASU 2015-03 is applied retrospectively.  The Company has not adopted the guidance prescribed by ASU 2015-03.  However, had the Company adopted this guidance as of December 31, 2015, the Company would reclassify a total of $151,000 of deferred financing costs from other current assets and other assets on the consolidated balance sheet and reduce the total notes payable balance accordingly.

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

In 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern (“ASU 2014-15”), which is effective for annual periods ending after December 15, 2016.  Early adoption is permitted.  ASU 2014-15 provides new guidance on (1) management’s responsibility in evaluating whether or not there is substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued each reporting period and (2) related financial statement disclosures.  The Company has not adopted the guidance prescribed by ASU 2014-15.  However, had the Company applied the guidance prescribed by ASU 2014-15 as of December 31, 2015, the Company would determine that there is not substantial doubt about its ability to continue as a going concern for at least one year from date the financial statements are issued.

3. Fair Value Measurements

The Company measures the following financial assets at fair value on a recurring basis. There were no transfers between levels of the fair value hierarchy during any of the periods presented. The following tables set forth the

Company’s financial assets and liabilities carried at fair value categorized using the lowest level of input applicable to each financial instrument as of December 31, 2015 and 2014 (in thousands):

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Balance at	Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2015	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash	$1,520	$1,520	$—	$—
Money market funds	72,142	72,142	—	—
Restricted cash	260	260	—	—
	$73,922	$73,922	$—	$—

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Balance at	Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2014	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash	$10,348	$10,348	$—	$—
Money market funds	63,501	63,501	—	—
Restricted cash	340	340	—	—
	$74,189	$74,189	$—	$—

4. Restricted Cash

The Company is required to maintain a security deposit for its operating lease agreement for the duration of the lease agreement and for its credit cards as long as they are in place. At both December 31, 2015 and 2014, the Company had certificates of deposit for $260,000 and $340,000, respectively, which represented collateral as security deposits for its operating lease agreement for its facility and its credit card. In accordance with the operating lease agreement, the Company reduced its security deposit by $80,000 to $240,000 in June 2015.

5. Supplemental Balance Sheet Information

Property and Equipment

Property and equipment consists of the following (in thousands)

	Estimated Useful	December 31,
	Life (Years)	2015	2014
Office and computer equipment	3	$395	$383
Software	3	632	480
Laboratory equipment	5	4,112	3,312
Furniture	5-7	187	187
Manufacturing equipment	5	577	—
Manufacturing tooling and molds	0.5	71	26
T2 instruments and components	5	4,960	563
Leasehold improvements	Lesser of useful life or lease term	3,332	764
Construction in progress	n/a	1,196	387
		15,462	6,102
Less accumulated depreciation and amortization		(4,807)	(3,342)
Property and equipment, net		$10,655	$2,760

Construction in progress is primarily comprised of equipment and leasehold improvement construction projects that have not been placed in service.  T2 instruments and components is comprised of raw materials and work-in-process inventory that are expected to be used or used to produce Company-owned instruments, based on our business model and forecast, and completed instruments that will be used for internal research and development or reagent rental agreements with customers.  Completed T2 instruments are placed in service once installation procedures are completed and are depreciated over five years.  The Company has approximately  $1.9 million of Company-owned T2 instruments installed and depreciating as of December 31, 2015.  Depreciation expense for Company-owned T2 instruments placed at customer sites pursuant to reagent rental agreements is recorded as a component of cost of product revenue and totaled approximately $105,000 for the year ended December 31, 2015.  Depreciation expense for T2 instruments used for internal research and development is recorded as a component of research and development expense.

Depreciation and amortization expense of $1.5 million, $691,000 and $584,000 was charged to operations for the years ended December 31, 2015, 2014 and 2013, respectively.

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	December 31,
	2015	2014
Accrued payroll and compensation	$2,418	$1,846
Accrued research and development expenses	458	733
Accrued professional services	542	374
Other accrued expenses	744	709
Total accrued expenses	$4,162	$3,662

6. Debt

On July 11, 2014, the Company entered into a loan and security agreement (“Note Agreement 1”) with two lenders to borrow up to $30.0 million for operations. Note Agreement 1 allows the Company to borrow amounts in two tranches, up to $20.0 million (drawn in amounts not less than $10.0 million upon closing and the remainder drawn in amounts not less than $5.0 million draws) for tranche A and up to $10.0 million for tranche B. The Company borrowed the full $20.0 million available under tranche A by December 31, 2014.  In May 2015, the Company entered into the First Amendment to Note Agreement 1 whereby the availability to draw up to $10.0 million for tranche B was extended from June 30, 2015 to December 31, 2015.  Commencing July 1, 2015, the Company incurred a fee equal to 1.0% per annum of any undrawn amounts under tranche B.  This fee is payable on the date tranche B is drawn or upon the expiration of the draw period.  The Company paid the $50,000 fee upon drawing the remaining $10.0 million under tranche B on December 28, 2015.  All other terms of Note Agreement 1 remain in effect.

In October 2015, the Company entered into the Second Amendment to Note Agreement 1 to enable the Company to enter into the Equipment Lease Facility (Note 13).

Through December 31, 2015, the Company received proceeds of $29.7 million under tranches A and B, net of issuance costs.

The amounts borrowed under Note Agreement 1 are collateralized by substantially all of the assets of the Company and bear interest at the one-month LIBOR plus 7.05%, which was 7.28% on December 31, 2015. The Company will pay interest only payments on the amounts borrowed under Note Agreement 1 through July 31, 2016. After the interest only period, the Company will repay the amounts borrowed in equal monthly installments until the maturity date of July 1, 2019. Note Agreement 1 requires payment of a final fee of 4.75% of the aggregate original principal of amounts borrowed, which the Company is accruing over the term of Note Agreement 1. In addition, amounts borrowed may be prepaid at the option of the Company in denominations of not less than $1.0 million, and any amounts prepaid are subject to a prepayment premium of 1.0% if prepaid prior to the second anniversary of the borrowing date and 0.5% if prepaid prior to the maturity date and after the second anniversary of the borrowing date.  The effective interest rate for Note Agreement 1, including final fee interest and non-cash interest, is 9.7%.

Note Agreement 1 does not include any financial covenants, but does contain a subjective acceleration clause whereby upon an event of default, which includes a material adverse change in the business, operations, or conditions (financial or otherwise) of the Company or a material impairment of the prospect of repayment of any portion of the obligations, the lender may accelerate the Company’s repayment obligations under Note Agreement 1. In the event of default, the lender has first priority to substantially all of the Company’s assets.  The lender has not exercised its right under this clause, as there have been no such events. The Company believes the likelihood of the lender exercising this right is remote.

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

On May 9, 2011, the Company entered into a promissory agreement (“Note Agreement 3”) with a separate lender to borrow up to $1.7 million for the purchase of laboratory equipment and office equipment through December 2013. The amounts borrowed are collateralized by the associated equipment and bear interest at 6.5%. The Company paid interest only on the borrowings through December 2013 and will make equal monthly payments of principal and interest through the maturity date of May 2018. The Company borrowed a total of $1.4 million under Note Agreement 3.

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

Interest expense for the years ended December 31, 2015, 2014 and 2013 was $2.0 million, $741,000, and $410,000, respectively. Interest expense for the years ended December 31, 2015, 2014, and 2013 included non-cash interest of $354,000,  $112,000, and $44,000, respectively, related to the amortization of debt discounts and deferred financing costs under each of the Note Agreements.

Future principal payments on the notes payable as of December 31, 2015 are as follows (in thousands):

Year ended December 31,
2016	$4,495
2017	10,351
2018	10,126
2019	5,833
Total debt payments	30,805
Less current portion (principal)	(4,495)
Less debt discount	(88)
Notes payable, net of current portion	$26,222

7. Redeemable Convertible Preferred Stock

Upon closing of the IPO on August 12, 2014, all of the outstanding shares of the Company’s redeemable convertible preferred stock were converted into 12,516,298 shares of its common stock. As the preferred stock was redeemable, the Company accreted the shares to the redemption values over the period from issuance to the redemption date. The accretion amounts are recorded as an increase to the carrying value of the preferred stock with a corresponding charge to additional paid in capital or accumulated deficit.

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

8. Stockholders’ Equity (Deficit)

Common Stock

Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the board of directors, subject to the prior rights of holders of all classes of stock outstanding. As of December 31, 2015, a total of 3,484,298 shares and 552,024 shares of common stock were reserved for issuance upon (i) the exercise of outstanding stock options and (ii) the issuance of stock awards under the Company’s 2014 Incentive Award Plan and 2014 Employee Stock Purchase Plan, respectively.

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

The number of shares reserved for future issuance under the 2014 Plan is the sum of (1) 823,529, (2) any shares that were granted under the 2006 Plan which are forfeited, lapse unexercised or are settled in cash subsequent to the effective date of the 2014 Plan and (3) an annual increase on the first day of each calendar year beginning January 1, 2015 and ending on January 1, 2024, equal to the lesser of (A) 823,529 shares, (B) 4% of the shares outstanding on the final day of the immediately preceding calendar year and (C) such smaller number of shares determined by the Board of Directors. As of December 31, 2015 there were 395,133 shares available for future grant under the Plan.

Stock Options

During the years ended December 31, 2015, 2014, and 2013, the Company granted options with an aggregate fair value of $10.1 million and $6.0 million, and $2.0 million, respectively, which are being amortized into compensation expense over the vesting period of the options as the services are being provided.

The following is a summary of option activity under the Plan (in thousands, except share and per share amounts):

			Weighted-Average
		Weighted-Average	Remaining
	Number of	Exercise Price Per	Contractual Term	Aggregate Intrinsic
	Shares	Share	(In years)	Value
Outstanding at December 31, 2014	2,911,146	$5.30	7.87	$40,586
Granted	1,194,483	15.86
Exercised	(378,991)	2.95		4,513
Cancelled	(242,340)	10.87
Outstanding at December 31, 2015	3,484,298	8.79	7.64	14,620
Exercisable at December 31, 2015	1,730,186	5.17	6.34	11,648
Vested or expected to vest at December 31, 2015	3,323,663	8.58	7.57	14,450

The weighted‑average fair values of options granted in the years ended December 31, 2015, 2014, and 2013 were $8.42,  $7.59, and $1.85 per share, respectively, and were calculated using the following estimated assumptions:

	Year ended
	December 31,
	2015		2014		2013
Weighted-average risk-free interest rate	1.69%		1.91%		1.68%
Expected dividend yield	0.00%		0.00%		0.00%
Expected volatility	56%		61%		63%
Expected terms	6.0	years	5.9	years	6.0	years

The total fair values of stock options that vested during the years ended December 31, 2015, 2014, and 2013 were $4.0 million, $1.2 million, and $476,000, respectively.

Employee Stock Purchase Plan

The 2014 ESPP plan period is semi-annual and allows participants to purchase the Company’s common stock at 85% of the lower of (i) the market value per share of common stock on the first day of the offering period or (ii) the market value per share of the common stock on the purchase date. Each participant can purchase up to a maximum of $25,000 per calendar year in fair market value. The first plan period began on August 7, 2014. Stock-based compensation expense from the 2014 ESPP for the years ended December 31, 2015 and 2014 was $233,000 and $103,000, respectively.

The 2014 ESPP provides initially for the granting of up to 220,588 shares of the Company’s common stock to eligible employees. In addition, on the first day of each calendar year beginning January 1, 2015 and ending on January 1, 2024, the number of common shares available under the Plan shall be increased by the number of shares equal to the lesser of (1) 220,588 shares, (2) 1% of the common shares outstanding on the final day of the immediately preceding calendar year and (3) such smaller number of common shares as determined by the Board of Directors. At December 31, 2015, there were 156,891 shares available under the 2014 ESPP.

Stock‑Based Compensation Expense

The following table summarizes the stock-based compensation expense for stock options granted to employees and non-employees, as well as stock-compensation expense for the 2014 ESPP that was recorded in the Company’s results of operations for the years presented (in thousands):

	Year ended
	December 31,
	2015	2014	2013
Research and development	$1,213	$501	$169
Selling, general and administrative	2,840	1,152	409
Total stock-based compensation expense	$4,053	$1,653	$578

For the year ended December 31, 2015, $48,000 of stock-based compensation expense was included in cost of product revenue and $67,000 was capitalized as part of inventory or T2 instruments and components.

As of December 31, 2015, there was $11.3 million of total unrecognized compensation cost related to non‑vested stock options granted under the Stock Incentive Plans. Total unrecognized compensation cost will be adjusted for future changes in the estimated forfeiture rate. The Company expects to recognize that cost over a remaining weighted‑average period of 2.91 years.

10. Warrants

Prior to the completion of the IPO, the Company had outstanding warrants to purchase 250,727 shares of various classes of redeemable convertible preferred stock. The warrants were recorded as a liability and changes in the fair value of the warrants were recorded as a component of other income (expense), net.  In connection with the closing of the Company’s IPO, all of the Company’s outstanding warrants to purchase convertible preferred stock automatically converted into 68,700 shares of common stock, resulting in the net settlement of the liability to purchase redeemable securities to common stock (par value) and additional paid-in capital as of August 12, 2014.

11. Net Loss Per Share

The following table presents the calculation of basic and diluted net loss per share applicable to common stockholders (in thousands, except share and per share data):

	Year ended
	December 31,
	2015	2014	2013
Numerator:
Net loss	$(45,290)	$(31,390)	$(20,610)
Accretion of redeemable convertible preferred stock to redemption value	—	(4,570)	(6,908)
Net loss applicable to common stockholders	$(45,290)	$(35,960)	$(27,518)
Denominator:
Weighted-average number of common shares outstanding — basic and diluted	20,501,748	8,674,931	1,395,562
Net loss per share applicable to common stockholders — basic and diluted	$(2.21)	$(4.15)	$(19.72)

The following shares were excluded from the calculation of diluted net loss per share applicable to common stockholders, prior to the application of the treasury stock method, because their effect would have been anti‑dilutive for the periods presented:

	Year ended
	December 31,
	2015	2014	2013
Redeemable convertible preferred stock	—	—	12,516,298
Options to purchase common shares	3,484,298	2,911,146	2,265,973
Warrants to purchase redeemable convertible preferred stock	—	—	147,484
Total	3,484,298	2,911,146	14,929,755

12. Income Taxes

The reconciliation of the U.S. federal statutory rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2015	2014	2013
Tax at statutory rates	35.0%	35.0%	35.0%
State income taxes	6.6	5.1	5.2
Permanent differences	(1.3)	(0.8)	(0.7)
Research and development credits	1.5	1.9	2.3
Change in valuation allowance	(41.8)	(41.2)	(41.8)
Effective tax rate	0.0%	0.0%	0.0%

The significant components of the Company’s deferred tax asset consist of the following at December 31, 2015 and 2014 (in thousands):

	December 31,
	2015	2014
Deferred tax assets:
Net operating loss carryforwards	$49,417	$33,690
Tax credits	4,107	2,795
Other temporary differences	1,623	1,159
Start-up expenditures	5,288	4,948
Stock option expenses	1,649	588
Total deferred tax assets	62,084	43,180
Deferred tax asset valuation allowance	(61,813)	(42,867)
Net deferred tax assets	271	313
Deferred tax liabilities:
Prepaid expenses	(271)	(313)
Net deferred taxes	$—	$—

In 2015 and 2014, the Company did not record a benefit for income taxes related to its operating losses incurred. ASC 740 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Based upon the level of historical U.S. losses and future projections over the period in which the net deferred tax assets are deductible, at this time, management believes it is more likely than not that the Company will not realize the benefits of these deductible differences, and as a result the Company continues to maintain a valuation allowance for the full amount of the 2015 deferred tax assets.  The valuation allowance increased $18.9 million,  $12.7 million and $9.1 million for the years ended December 31, 2015, 2014 and 2013, respectively, primarily related to each year’s taxable loss.

As of December 31, 2015, the Company had federal and state net operating losses of $126.7 million and $115.8 million, respectively, which are available to offset future taxable income, if any, through 2035. Included in the federal and state net operating losses are deductions attributable to excess tax benefits from the exercise of stock options of $2.4 million and $2.2 million, respectively.  The tax benefits attributable to these deductions are credited directly to additional paid-in capital when realized.  The Company also had federal and state research and development tax credits of $2.8 million and $1.5 million, respectively, which expire at various dates through 2035. Under the provisions of the Internal Revenue Code, the net operating loss and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. Net operating loss and tax credit carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant stockholders over a three year period in excess of 50%, as defined under Sections 382 and 383 of the Internal Revenue Code, respectively, as well as similar state provisions. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on the value of the Company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. The Company has completed several financings since its inception which may have resulted in a change in control as defined by Sections 382 and 383 of the Internal Revenue Code, or could result in a change in control in the future. The Company has not conducted an assessment to determine whether there may have been a Section 382 or 383 ownership change.

The Company has no unrecognized tax benefits. Interest and penalty charges, if any, related to uncertain tax positions would be classified as income tax expenses in the accompanying consolidated statements of operations. At December 31, 2015 and 2014, the Company had no accrued interest or penalties related to uncertain tax positions.

The Company files income tax returns in the U.S. federal tax jurisdiction and various state jurisdictions. Since the Company is in a loss carryforward position, the Company is generally subject to examination by the U.S. federal, state and local income tax authorities for all tax years in which a loss carryforward is available. The Company does not have any international operations as of December 31, 2015. There are currently no federal or state audits in process.

13. Commitments and Contingencies

Operating Leases

In August 2010, the Company entered into a five-year, non-cancelable operating lease for office and laboratory space at its headquarters in Lexington, MA. The lease commenced on January 1, 2011, with the Company providing a security deposit of $400,000. In accordance with the operating lease agreement, the Company reduced its security deposit by $80,000 to $240,000 in May 2015.  In July 2014, the Company amendment the lease to expand the office and laboratory space leased.  In May 2015, the Company entered into an amendment to this lease to extend the term from December 31, 2015 to December 31, 2017.

In May, 2013, the Company entered into a two-year operating lease for additional office, laboratory and manufacturing space. The Company entered into an amendment in September 2015 to extend this lease term through December 31, 2017.

In November, 2014 the Company entered into an agreement to rent additional office space in Lexington, MA. The term of the agreement is two years, commencing December 2014. In April 2015, the Company entered into an amendment to extend the term of this agreement. The amendment extends the agreement term from December 31, 2016 to December 31, 2017.  In connection with this agreement, the Company paid a security deposit totaling $50,000,which is recorded as a component of other assets in the consolidated balance sheets.

In November, 2014, the Company entered into a lease for additional laboratory space in Lexington, MA. The lease term commenced April 1, 2015 and extends for six years. The rent expense, inclusive of the escalating rent payments, is recognized on a straight- line basis over the lease term. As an incentive to enter into the lease, the landlord paid approximately $1.4 million of the $2.2 million space build-out costs. The incentive is recorded as a component of lease incentives on the consolidated balance sheets and is amortized as a reduction in rent expense on a straight-line basis over the term of the lease.  In connection with this lease agreement, the Company paid a security deposit of $281,000, which is recorded as a component of other assets in the consolidated balance sheets.

In May 2015, the Company entered into an amendment to a lease to expand existing manufacturing facilities.  The lease amendment term is June 1, 2015 to December 31, 2017.

Future minimum non-cancelable lease payments under the Company’s operating leases are as follows (in thousands):

Year ending December 31,
2016	$1,986
2017	2,031
2018	404
2019	414
2020	425
Thereafter	107
$5,367

Rent expense for the years ended December 31, 2015, 2014, and 2013 was $1.6 million, $950,000, and $628,000, respectively.

Equipment Lease Facility

In October 2015, the Company signed a $10.0 million equipment lease facility to fund capital equipment needs.  Under this facility, the lessor will fund capital equipment purchases presented.  The Company will repay the amounts borrowed in 36 equal monthly installments from the date of the amount funded.  At the end of the 36 month lease term, the Company has the option to (a) repurchase the leased equipment at the lesser of fair market value or 10% of the original equipment value, (b) extend the applicable lease for a specified period of time, which will not be less than one year, or (c) return the leased equipment to the lessor.  As of December 31, 2015, the Company has not drawn any amounts under this facility.

License Agreement

In 2006, the Company entered into a license agreement with a third party, pursuant to which the third party granted the Company an exclusive, worldwide, sub-licenseable license under certain patent rights to make, use, import and commercialize products and processes for diagnostic, industrial and research and development purposes. The Company agreed to pay an annual license fee ranging from $5,000 to $25,000 for the royalty‑bearing license to certain patents. For the years ended December 31, 2015 and 2014, the Company incurred $34,000 and $345,000, respectively, for regulatory milestones, license fees and reimbursed patent costs under the agreement. The Company also issued a total of 84,678 shares of common stock pursuant to the agreement in 2006 and 2007, which were recorded at fair value at the date of issuance. Regulatory milestones totaling $300,000 became due during the year ended December 31, 2014, as the Company received FDA marketing authorization and European CE Mark for T2Dx and T2Candida. The Company is required to pay royalties on net sales of products and processes that are covered by patent rights licensed under the agreement at a percentage ranging in the low single digits, subject to reductions and offsets in certain circumstances, as well as a royalty on net sales of products that the Company sublicenses at a low double‑digit percentage of specified gross revenue.  Royalties that became due under this agreement for the year ended December 31, 2015 were immaterial.

14. 401(k) Savings Plan

In March, 2008, the Company established a retirement savings plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers substantially all employees of the Company who meet minimum age and service requirements, and allows participants to defer a portion of their annual compensation on a pretax basis. Company contributions to the 401(k) Plan may be made at the discretion of the board of directors. No contributions were made in the years ended December 31, 2015 and 2014.

15. Co-Development Agreement with Canon US Life Sciences

On February 3, 2015, the Company entered into a Co-Development Partnership Agreement (the “Co-Development Agreement”) with Canon U.S. Life Sciences, Inc. (“Canon US Life Sciences”) to develop a diagnostic test panel to rapidly detect Lyme disease.  Under the terms of the Co-Development Agreement, the Company received an upfront payment of $2.0 million from Canon US Life Sciences and the agreement includes an additional $6.5 million of consideration upon achieving certain development and regulatory milestones for total aggregate payments of up to $8.5 million.  In October 2015, the Company achieved a specified technical requirement and received $1.5 million related to the achievement of the milestone.  The Company is eligible to receive an additional $5.0 million under the arrangement, in two milestone payments of $2.0 million and $3.0 million, related to the achievement of additional development and regulatory milestones. All payments under the Co-Development Agreement are non-refundable once received.  The Company will retain exclusive worldwide commercialization rights of any products developed under the Co-Development Agreement, including sales, marketing and distribution and Canon US Life Sciences will not receive any commercial right and will be entitled to only receive royalty payments on the sales of all products developed under the Co-Development Agreement.

Either party may terminate the Co-Development Agreement upon the occurrence of a material breach by the other party (subject to a cure period).

The Company evaluated the deliverables under the Co-Development Agreement and determined that the Co-Development Agreement included one unit of accounting, the research and development services, as the joint research and development committee deliverable was deemed to be de minimus.  The Company is recognizing revenue for research and development services as a component of research revenue in the consolidated financial statements as the services are delivered using the proportional performance method of accounting, limited to payments earned.  Costs incurred to deliver the services under the Co-Development Agreement are recorded as research and development expense in the consolidated financial statements.

The Company recorded revenue of $1.4 million for the year ended December 31, 2015 under the Co-Development Agreement, and expects to record revenue over the next two years, provided development and regulatory milestones are achieved.

16. Quarterly Financial Data (unaudited)

	Year ended December 31, 2015
	(In thousands, except per share data)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue:
Product revenue	$11	$—	$245	$343
Research revenue	178	564	804	668
Total revenue	$189	$564	$1,049	$1,011
Costs and expenses:
Cost of product revenue	1	—	829	910
Research and development	5,869	6,651	6,204	6,638
Selling, general and administrative	4,468	4,437	5,181	5,008
Total costs and expenses	10,338	11,088	12,214	12,556
Loss from operations	$(10,149)	$(10,524)	$(11,165)	$(11,545)
Net loss	$(10,619)	$(10,995)	$(11,644)	$(12,032)
Net loss applicable to common shareholders	$(10,619)	$(10,995)	$(11,644)	$(12,032)
Per share data:
Net loss per common share—basic and diluted	$(0.53)	$(0.54)	$(0.57)	$(0.56)

	Year ended December 31, 2014
	(In thousands, except per share data)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue:
Product revenue	$—	$—	$—	$—
Research revenue	—	—	—	119
Total revenue	$—	$—	$—	$119
Costs and expenses:
Cost of product revenue	—	—	—	—
Research and development	5,066	4,703	4,803	5,210
Selling, general and administrative	1,841	2,446	2,984	3,747
Total costs and expenses	6,907	7,149	7,787	8,957
Loss from operations	$(6,907)	$(7,149)	$(7,787)	$(8,838)
Net loss	$(6,920)	$(7,303)	$(8,091)	$(9,076)
Net loss applicable to common shareholders	$(8,826)	$(9,209)	$(8,849)	$(9,076)
Per share data:
Net loss per common share—basic and diluted	$(6.25)	$(6.35)	$(0.71)	$(0.45)

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

As of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2015, our disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

 •   pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

 •   provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•   provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control—Integrated Framework (2013) . Based on its assessment, management believes that, as of December 31, 2015, our internal control over financial reporting is effective based on those criteria.

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.      OTHER INFORMATION

None.

PART III.

Item 10.       DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated in this Annual Report by reference from the information under the captions “Board of Directors Information,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in the Proxy Statement to be filed in connection with our 2016 Annual Meeting of Stockholders, or the Proxy Statement.

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

Item 15.       EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

a.Documents filed as part of this Annual Report.

1.The following financial statements of T2 Biosystems, Inc. and Report of Independent Registered Public Accounting Firm, are included in this report:

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2015 and 2014

Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2015, 2014 and 2013

Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the years ended December 31, 2015, 2014 and 2013

Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013

Notes to Consolidated Financial Statements

2.List of financial statement schedules. All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.List of Exhibits required by Item 601 of Regulation S-K. See Item 15(b) below.

b.Exhibits.

The exhibits listed in the accompanying “Exhibit Index” are filed, furnished or incorporated by reference as part of this Annual Report, as indicated.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 9, 2016  .

T2 BIOSYSTEMS, INC.

By:	/s/ John McDonough
Name:	John McDonough
Title:	President, Chief Executive Officer and Director
(principal executive officer)

March 9, 2016

By:	/s/ Maurice L. Castonguay
Name:	Maurice L. Castonguay
Title:	Chief Financial Officer
(principal financial officer and principal
accounting officer)

March 9, 2016

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints John McDonough and Maurice L. Castonguay, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/ S / JOHN MCDONOUGH	Chief Executive Officer and Director (principal executive officer)	March 9, 2016
John McDonough

/ S / MAURICE L .CASTONGUAY	Chief Financial Officer (principal financial officer and principal accounting officer)	March 9, 2016
Maurice L. Castonguay

/ S / STANLEY N. LAPIDUS	Director	March 9, 2016
Stanley N. Lapidus

/ S / JOSHUA H. BILENKER, M.D.	Director	March 9, 2016
Joshua H. Bilenker, M.D.

/ S / THOMAS J. CARELLA	Director	March 9, 2016
Thomas J. Carella

/ S / MICHAEL J. CIMA, PH.D.	Director	March 9, 2016
Michael J. Cima, Ph.D.

/ S / JOHN W. CUMMING	Director	March 9, 2016
John W. Cumming

/ S / DAVID B. ELSBREE	Director	March 9, 2016
David B. Elsbree

/ S / HARRY W. WILCOX	Director	March 9, 2016
Harry W. Wilcox

INDEX TO EXHIBITS

Exhibit Number		Description of Exhibit

3.1	*	Restated Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K (File No. 001-36571) filed on August 12, 2014)

3.2	*	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K (File No. 001-36571) filed on August 12, 2014)

4.1	*	Form of Common Stock Certificate of the Company (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A (File No. 333-197193) filed on July 28, 2014)

10.1	#*

Amended and Restated 2006 Employee, Director and Consultant Stock Plan, as amended, and form of option agreements thereunder (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-197193 filed on July 2, 2014)

10.2	#*

2014 Incentive Award Plan and form of option agreements thereunder (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1/A (File No. 333-197193) filed on July 28, 2014)

10.3	#*	Non-Employee Director Compensation Program, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q (File No. 001-36571) filed on August 5, 2015)

10.4	#*

Form of Indemnification Agreement for Directors and Officers (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1/A (File No. 333-197193 filed on July 28, 2014)

10.5	#*

Employment Letter Agreement, dated as of March 14, 2008, by and between the Company and John McDonough, as amended (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1/A (File No. 333-197193) filed on July 28, 2014)

10.6	#	Employment Letter Agreement, dated as of August 6, 2015, by and between the Company and Maurice L. Castonguay

10.7	#*

Employment Letter Agreement, dated as of July 22, 2014, by and between the Company and Sarah Kalil (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1/A (File No. 333-197193) filed on July 28, 2014)

10.8	#*

Employment Letter Agreement, dated as of July 22, 2014, by and between the Company and Michael Pfaller (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1/A (File No. 333-197193) filed on July 28, 2014)

10.9	#*

Employment Letter Agreement, dated as of July 22, 2014, by and between the Company and Tom Lowery, Jr. (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1/A (File No. 333-197193) filed on July 28, 2014)

10.10	#*

Consulting Agreement, dated as of July 20, 2006, by and between the Company and Michael Cima, as amended on March 19, 2013 (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-197193) filed on July 2, 2014)

10.11	#*

Consulting Agreement, dated as of July 20, 2006 by and between the Company and Robert S. Langer, as amended on March 20, 2013 and July 24, 2014 (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1/A (File No. 333-197193) filed on July 28, 2014)

10.12	*†

Sales Agreement, dated as of February 11, 2011, by and between GE Healthcare Bio-Sciences Corp. and the Company (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (File No. 333-197193) filed on July 2, 2014)

10.13	*†

Exclusive License Agreement, dated as of November 7, 2006, as amended on December 2, 2008 and February 21, 2011, by and between The General Hospital Corporation d/b/a Massachusetts General Hospital and the Company (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (File No. 333-197193) filed on July 2, 2014)

10.14	*

Security Agreement, dated as of May 9, 2011, by and between the Company and Massachusetts Development Finance Agency (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (File No. 333-197193) filed on July 2, 2014)

10.15	*

Loan and Security Agreement, dated as of August 30, 2007, as amended by the First Loan Modification Agreement on June 26, 2009 and the Second Loan Modification Agreement on June 25, 2013, by and between the Company and Silicon Valley Bank (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1 (File No. 333-197193) filed on July 2, 2014)

10.16	*

Commercial Lease, dated as of May 6, 2013, as amended on September 24, 2013, by and between the Company and Columbus Day Realty, Inc. (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1 (File No. 333-197193) filed on July 2, 2014)

10.17	*

Lease, dated as of August 6, 2010, by and between the Company and King 101 Hartwell LLC, as amended by the First Amendment to Lease on November 30, 2011 and the Second Amendment to Lease on July 11, 2014  (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1/A (File No. 333-197193) filed on July 16, 2014)

10.18	*

Promissory Note, dated May 9, 2011, issued by the Company to Massachusetts Development Finance Agency (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-1 (File No. 333-197193) filed on July 2, 2014)

10.19	*

Loan and Security Agreement, dated as of July 11, 2014, by and among the Company, Solar Capital Ltd., as collateral agent, and the lenders listed on Schedule 1.1 thereof  (incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1/A (File No. 333-197193) filed on July 16, 2014)

10.20	#*	2014 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-1/A (File No. 333-197193) filed on July 28, 2014)

10.21	*†

Supply Agreement by and between the Company and SMC Ltd., effective as of October 10, 2014 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K/A (File No. 001-36571) filed on January 21, 2015)

10.22	*†

Co-Development Partnership Agreement by and between the Company and Canon U.S. Life Sciences, Inc., dated as of February 3, 2015 (incorporated by reference to Exhibit 10.22 of the Company’s Form 10-K (File No. 001-36571) filed on March 4, 2015

10.23	*

First Amendment to Loan and Security Agreement, dated May 27, 2015, by and among the Company, Solar Capital Ltd., as collateral agent and lender, and Comerica Bank, as lender (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (File No. 001-36571) filed on May 29, 2015)

10.24	*	Third Amendment to Lease with King 101 Hartwell LLC on May 27, 2015 (incorporated by referenced to Exhibit 10.1 of the Company’s Form 8-K (File No. 001-36571) filed on May 29, 2015)

10.25	#	Employment Letter Agreement, dated as of October 14, 2015, by and between the Company and David Harding

10.26		Second Amendment to Loan and Security Agreement, dated October 30, 2015, by and among the Company, Solar Capital Ltd., as collateral agent and lender, and Comerica Bank, as lender

10.27	†	Master Lease Agreement and between the Company and Essex Capital Corporation, dated as of October 31, 2015

21.1		Subsidiaries of the Registrant

23.1		Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

24.1		Power of Attorney (included on the signature page hereto).

31.1		Certification of principal executive officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2		Certification of principal financial officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1		Certification of the principal executive officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. section 1350.

32.2		Certification of the principal financial officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. section 1350.

101

Interactive Data Files regarding (a) our Consolidated Balance Sheets as of December 31, 2015 and 2014 (b) our Consolidated Statements of Operations and Comprehensive Loss for the Years Ended December 31, 2015, 2014 and 2013, (c) our Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the Years Ended December 31, 2015, 2014 and 2013, (d) our Consolidated Statements of Cash Flows for the Years Ended December 31, 2015, 2014 and 2013 and (e) the Notes to such Consolidated Financial Statements.

*Previously filed.

#Indicates management contract or compensatory plan.

†Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 406 under the Securities Act of 1933, or the Securities Act.

**  As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act and Section 18 of the Securities Exchange Act of 1934.