Form 10-Q
period 2016-03-31
T2 Biosystems, Inc.
filed 2016-05-09
CIK 1492674

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of May 5, 2016, the registrant had 24,284,504 shares of common stock outstanding.

T2 BIOSYSTEMS, INC.

i

PART I.

FINANCIAL INFORMATION

Item 1.Financial Statements

T2 Biosystems, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	March 31,	December 31,
	2016	2015

Assets
Current assets:
Cash and cash equivalents	$59,519	$73,662
Accounts receivable	360	369
Prepaid expenses and other current assets	894	838
Inventories	1,259	683
Total current assets	62,032	75,552
Property and equipment, net	12,287	10,655
Restricted cash	260	260
Other assets	358	358
Total assets	$74,937	$86,825
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,552	$1,228
Accrued expenses and other current liabilities	4,216	4,162
Current portion of notes payable	6,943	4,449
Deferred revenue	1,736	2,146
Current portion of lease incentives	276	268
Total current liabilities	14,723	12,253
Notes payable, net of current portion	23,572	26,121
Lease incentives, net of current portion	1,007	1,076
Other liabilities	546	436
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding at March 31, 2016 and December 31, 2015	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized at March 31, 2016 and December 31, 2015; 24,283,115 and 24,175,381 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	24	24
Additional paid-in capital	197,376	195,800
Accumulated deficit	(162,311)	(148,885)
Total stockholders’ equity	35,089	46,939
Total liabilities and stockholders’ equity	$74,937	$86,825

See accompanying notes to condensed consolidated financial statements.

T2 Biosystems, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2016	2015

Revenue:
Product revenue	$437	$10
Research revenue	659	178
Total revenue	1,096	188
Costs and expenses:
Cost of product revenue	1,026	3
Research and development	6,589	5,868
Selling, general and administrative	6,204	4,468
Total costs and expenses	13,819	10,339
Loss from operations	(12,723)	(10,151)
Interest expense, net	(735)	(477)
Other income, net	32	9
Net loss and comprehensive loss	$(13,426)	$(10,619)

Net loss per share — basic and diluted	$(0.55)	$(0.53)
Weighted-average number of common shares used in computing net loss per share — basic and diluted	24,218,767	20,080,515

See accompanying notes to condensed consolidated financial statements.

T2 Biosystems, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three months ended
	March 31,
	2016	2015

Operating activities
Net loss	$(13,426)	$(10,619)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	529	253
Stock-based compensation expense	1,290	722
Noncash interest expense	148	24
Deferred rent	(60)	(18)
Changes in operating assets and liabilities:
Accounts receivable	9	113
Prepaid expenses and other assets	(56)	390
Inventory	(576)	(137)
Accounts payable	679	438
Accrued expenses and other liabilities	36	(509)
Deferred revenue	(409)	1,949
Net cash used in operating activities	(11,836)	(7,394)
Investing activities
Purchases and manufacture of property and equipment	(2,158)	(1,460)
Net cash used in investing activities	(2,158)	(1,460)
Financing activities
Payment of offering costs from issuance of common stock in public offering	(370)	—
Proceeds from issuance of common stock and stock options exercises, net	301	375
Repayments of note payable	(80)	(75)
Net cash (used in) provided by financing activities	(149)	300
Net decrease in cash and cash equivalents	(14,143)	(8,554)
Cash and cash equivalents at beginning of period	73,662	73,849
Cash and cash equivalents at end of period	$59,519	$65,295

Supplemental disclosures of cash flow information
Cash paid for interest	$517	$321
Supplemental disclosures of noncash investing and financing activities
Accrued property and equipment	$132	$332
Leasehold improvements paid by landlord	$—	$1,033

See accompanying notes to condensed consolidated financial statements.

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

Liquidity

At March 31, 2016, the Company has cash and cash equivalents of $59.5 million and an accumulated deficit of $162.3 million. The future success of the Company is dependent on its ability to successfully commercialize its FDA approved products, obtain regulatory clearance for and successfully launch its future product candidates, obtain additional capital and ultimately attain profitable operations. Historically, the Company has funded its operations primarily through its August 2014 initial public offering, its December 2015 secondary public offering, private placements of redeemable convertible preferred stock and through debt financing arrangements. Management believes that its existing cash and cash equivalents at March 31, 2016, together with the additional remaining liquidity of up to $10.0 million available under an Equipment Lease Credit Facility (the “Credit Facility”) entered into in October 2015 to help the Company meet its capital equipment needs, will be sufficient to allow the Company to fund its current operating plan through at least the next 12 months.

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

Unaudited Interim Financial Information

Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted.  Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

The accompanying interim condensed consolidated balance sheet as of March 31, 2016, the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2016 and 2015, the condensed consolidated statements of cash flows for the three months ended March 31, 2016 and 2015 and the related financial data and other information disclosed in these notes are unaudited. The unaudited interim financial statements have been prepared on the same basis as the audited annual financial statements, and, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of March 31, 2016, and the results of its operations and its cash flows for the three months ended March 31, 2016 and 2015. The results for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016, any other interim periods, or any future year or period.

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

Net Loss Per Share

Basic net loss per share is calculated by dividing net loss by the weighted-average number of shares of common stock outstanding during the period, without consideration for common stock equivalents. Diluted net loss per share is calculated by adjusting the weighted-average number of shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury-stock method for outstanding stock options. For purposes of the diluted net loss per share calculation, stock options are considered to be common stock equivalents, but have been excluded from the calculation of diluted net loss per share, as their effect would be anti-dilutive for all periods presented. Therefore, basic and diluted net loss per share applicable to common stockholders was the same for all periods presented.

Guarantees

From time to time, the Company enters into indemnification agreements in the ordinary course of business, including, but not limited to, indemnification agreements with directors and officers, within its lease agreements for office, laboratory and manufacturing space, and with certain suppliers and business partners.  As of March 31, 2016 and December 31, 2015, the Company had not experienced any material losses related to these indemnification obligations, and no material claims with respect thereto were outstanding. The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related reserves were established.

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

Direct sales of T2Dx include warranty, maintenance and technical support services for one year following the installation of a purchased T2Dx (“Maintenance Services”).  After the completion of the initial Maintenance Services period, customers have the option to renew the Maintenance Services for additional one year periods in exchange for additional consideration.  In addition, the Company may provide training to customers.  The Company defers revenue from the initial sale of a T2Dx equal to the relative fair value of the one year of Maintenance Services and training and recognizes the amounts ratably over the service delivery period.

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

Research and Development Costs

Costs incurred in the research and development of the Company’s product candidates are expensed as incurred. Research and development expenses consist of costs incurred in performing research and development activities, including activities associated with performing services under research revenue arrangements, and include salaries and benefits, stock compensation, research related facility and overhead costs, laboratory supplies, equipment and contract services.

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

Standards Adopted

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). This standard amends existing guidance to require the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of a deferred charge. It is effective for annual reporting periods beginning after December 15, 2015, but early adoption is permitted.  Adoption of ASU 2015-03 is applied retrospectively.  The Company adopted ASU 2015-03 during the three months ended March 31, 2016, which resulted in a balance sheet reclassification of issuance costs of $22,000 recorded in prepaid expenses and other current assets and $102,000 in other assets to a reduction in the current portion of notes payable and notes payable, net of current portion as of December 31, 2015, respectively.  The Company’s adoption of this standard did not have an impact on its condensed consolidated results of operations or cash flows for the three months ended March 31, 2016 and 2015.

In April 2015, the FASB issued ASU No. 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement (“ASU 2015-05”).  The standard clarifies that customers in cloud computing arrangements should determine whether the arrangement includes a license of software by applying the same guidance as cloud service providers and eliminates the existing requirement for customers to account for software licenses acquired by analogizing to the guidance on leases.  It is effective for annual periods beginning on or after December 15, 2015, including interim periods within those annual periods, and early adoption is permitted.  Adoption of ASU 2015-05 can either be applied (1) prospectively to all arrangements entered into or materially modified after the effective date or (2) retrospectively.   The Company adopted the guidance prescribed by ASU 2015-05 prospectively, and the new guidance did not have a material effect on its condensed consolidated financial statements.

Standards Issued, Not Adopted

In March 2016, the FASB released ASU No. 2016-09 Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”) which is intended to simplify income tax accounting for excess tax benefits, accounting for forfeitures, and employer statutory withholding.  Under the current guidance, excess tax benefits that result from an award vesting or settling are recognized in additional paid-in capital in the period that they reduce cash taxes payable. This requires the provision to be computed on a with and without option basis and may result in net operating loss and credit carryforwards on the balance sheet being less than what is available on the tax return. Under the new guidance, the income tax effects of awards will be recognized as a component of income tax expense when the awards vest or are settled (regardless if cash taxes are reduced). For interim reporting purposes, companies will account for excess tax benefits and tax deficiencies as discrete items in the period of which they occurred.  The guidance is effective for public entities for fiscal years beginning after December 15, 2016, and interim periods within those years. Early adoption is permitted, however all of the guidance included in the update must be applied when adopted. The Company must use a modified retrospective transition method for adopting and record the cumulative effect of all unrecognized benefits and any change in valuation allowances at the end of the prior tax period as an adjustment to retained earnings.  The Company has not elected to early adopt ASU 2016-09 and is evaluating the new guidance and the expected effect on the Company’s condensed consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-06, Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments (“ASU 2016-06”), which applies to all issuers of or investors in debt instruments with embedded call or put options.  ASU 2016-06 clarifies the requirements for assessing whether contingent call or put options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts.  Entities performing the assessment under the guidance of ASU 2016-06 are required to assess the embedded call or put options solely in accordance with the four-step decision process.  In addition, ASU 2016-06 clarifies what steps are required when assessing whether the economic characteristics and risks of call or put options are clearly and closely related to the economic characteristics and risks of their debt hosts.  ASU 2016-06 is effective for financial statements issued for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years using the modified retrospective method for existing debt instruments.  The Company is evaluating the new guidance and the expected effect on the Company’s condensed consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”), which applies to all leases and will require lessees to put most leases on the balance sheet, but recognize expense in a manner similar to the current standard.  ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 and interim periods within those years, which is the year ended December 31, 2019 for the Company.  Entities are required to use a modified retrospective approach of adoption for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements.  Full retrospective application is prohibited.  The Company is evaluating the new guidance and the expected effect on the Company’s condensed consolidated financial statements.

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

In 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern (“ASU 2014-15”), which is effective for annual periods ending after December 15, 2016.  Early adoption is permitted.  ASU 2014-15 provides new guidance on (1) management’s responsibility in evaluating whether or not there is substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued each reporting period and (2) related financial statement disclosures.  The Company has not adopted the guidance prescribed by ASU 2014-15.  If this standard had been adopted as of March 31, 2016, the Company believes that it would have concluded there was not substantial doubt about its ability to continue as a going concern.  However, the Company faces certain risks and uncertainties, as further described in Note 1, “Nature of Business”, that could affect this analysis.

3. Fair Value Measurements

The Company measures the following financial assets at fair value on a recurring basis. The following tables set forth the Company’s financial assets carried at fair value categorized using the lowest level of input applicable to each financial instrument as of March 31, 2016 and December 31, 2015 (in thousands):

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Balance at	Identical	Observable	Unobservable
	March 31,	Assets	Inputs	Inputs
	2016	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash	$3,356	$3,356	$—	$—
Money market funds	56,163	56,163	—	—
Restricted cash	260	260	—	—
	$59,779	$59,779	$—	$—

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Balance at	Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2015	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash	$1,520	$1,520	$—	$—
Money market funds	72,142	72,142	—	—
Restricted cash	260	260	—	—
	$73,922	$73,922	$—	$—

For certain financial instruments, including accounts payable and accrued expenses, the carrying amounts approximate their fair values as of March 31, 2016 and December 31, 2015 because of their short-term nature. At March 31, 2016 and December 31, 2015, the carrying value of the Company’s debt approximated fair value, which was determined using Level 3 inputs, including a market interest rate.

4. Supplemental Balance Sheet Information

Inventories

Inventories are stated at the lower of cost or market value on a first-in, first-out basis and are comprised of the following (in thousands):

	March 31,	December 31,
	2016	2015
Raw materials	$523	$203
Work-in-process	534	287
Finished goods	202	193
Total inventories	$1,259	$683

Property and Equipment

Property and equipment consists of the following (in thousands):

	March 31,	December 31,
	2016	2015
Office and computer equipment	$395	$395
Software	691	632
Laboratory equipment	4,329	4,112
Furniture	187	187
Manufacturing equipment	811	577
Manufacturing tooling and molds	71	71
T2 instruments and components	6,726	4,960
Leasehold improvements	3,353	3,332
Construction in progress	1,041	1,196
	17,604	15,462
Less accumulated depreciation and amortization	(5,317)	(4,807)
Property and equipment, net	$12,287	$10,655

Construction in progress is primarily comprised of equipment and leasehold improvement construction projects that have not been placed in service.  T2 instruments and components is comprised of raw materials and work-in-process instruments that are expected to be used or used to produce Company-owned instruments, based on our business model and forecast, and completed instruments that will be used for internal research and development or reagent rental agreements with customers.  Completed T2 instruments are placed in service once installation procedures are completed and are depreciated over five years.  The Company has approximately $2.8 million and $1.9 million of Company-owned T2 instruments installed and depreciating as of March 31, 2016 and December 31, 2015, respectively.  Depreciation expense for Company-owned T2 instruments placed at customer sites pursuant to reagent rental agreements is recorded as a component of cost of product revenue and totaled approximately $88,000 for the three months ended March 31, 2016.  There was no depreciation expense during the three months ended March 31, 2015, as no T2 instruments were in service during that time period.  Depreciation expense for T2 instruments used for internal research and development is recorded as a component of research and development expense.

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	March 31,	December 31,
	2016	2015
Accrued payroll and compensation	$2,002	$2,418
Accrued professional services	888	542
Accrued research and development expenses	493	458
Other accrued expenses	833	744
Total accrued expenses	$4,216	$4,162

5. Debt

On July 11, 2014, the Company entered into a loan and security agreement (the “Note Agreement”) with two lenders to borrow up to $30.0 million for operations. The Note Agreement allows the Company to borrow amounts in two tranches, up to $20.0 million (drawn in amounts not less than $10.0 million upon closing and the remainder drawn in amounts not less than $5.0 million draws) for tranche A and up to $10.0 million for tranche B. The Company borrowed the full $30.0 million available under tranches A and B by December 31, 2015.

Through December 31, 2015, the Company received proceeds of $29.7 million under tranches A and B, net of issuance costs.

The amounts borrowed under the Note Agreement are collateralized by substantially all of the assets of the Company and bear interest at the one-month LIBOR plus 7.05%, which was 7.49% on March 31, 2016. The Company will pay interest only payments on the amounts borrowed under the Note Agreement through July 31, 2016. After the interest only period, the Company will repay the amounts borrowed in equal monthly installments until the maturity date of July 1, 2019. The Note Agreement requires payment of a final fee of 4.75% of the aggregate original principal of amounts borrowed, which the Company is accruing over the term of the Note Agreement. In addition, amounts borrowed may be prepaid at the option of the Company in denominations of not less than $1.0 million, and any amounts prepaid are subject to a prepayment premium of 1.5% if prepaid prior to the first anniversary of the borrowing date, 1.0% if prepaid prior to the second anniversary of the borrowing date and after the first anniversary of the borrowing date, and 0.5% if prepaid prior to the maturity date and after the second anniversary of the borrowing date.  The effective interest rate for the Note Agreement, including final fee interest and non-cash interest, is 9.9%.

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

The number of shares reserved for future issuance under the 2014 Plan is the sum of (1) 823,529 shares, (2) any shares that were granted under the 2006 Plan which are forfeited, lapsed unexercised or are settled in cash subsequent to the effective date of the 2014 Plan and (3) an annual increase on the first day of each calendar year beginning January 1, 2015 and ending on January 1, 2024, equal to the lesser of (A) 823,529 shares, (B) 4% of the shares outstanding (on an as-converted basis) on the final day of the immediately preceding calendar year, and (C) such smaller number of shares determined by the Company’s board of directors.  As of March 31, 2016 there were 708,415 shares available for future grant under the 2014 Plan.

Stock Options

During the three months ended March 31, 2016, the Company granted options with an aggregate fair value of $3.4 million, which are being amortized into compensation expense over the vesting period of the options as the services are being provided. The following is a summary of option activity under the Plans:

			Weighted-Average
		Weighted-Average	Remaining
	Number of	Exercise Price Per	Contractual Term	Aggregate Intrinsic
	Shares	Share	(In years)	Value
Outstanding at December 31, 2015	3,484,298	$8.79	7.64	$14,620
Granted	679,576	8.86
Exercised	(108,322)	2.79		630
Cancelled	(168,267)	12.46
Outstanding at March 31, 2016	3,887,285	8.81	7.79	12,141
Exercisable at March 31, 2016	1,778,049	5.71	6.24	9,817
Vested or expected to vest at March 31, 2016	3,531,457	8.64	7.61	11,844

Included in the stock options granted during the three months ended March 31, 2016 are 166,066 options to purchase common stock granted to certain executive officers of the Company that vest upon the achievement of certain performance conditions, which include the attainment of specified operating result and regulatory targets, by December 31, 2017.  The Company has determined the fair value of these awards on the date of grant, but has not recognized compensation expense, as the performance conditions were not deemed probable of achievement as of March 31, 2016.  The Company will continually evaluate the probability of achievement of each performance condition and will commence recognition of stock-based compensation expense on these awards in the period the achievement of each performance condition is deemed probable, including a catch-up adjustment from the grant date.

The weighted‑average fair values of options granted in the three-month periods ended March 31, 2016 and 2015 were $4.95 per share and $9.75 per share, respectively, and were calculated using the following estimated assumptions:

	Three months ended
	March 31,
	2016		2015
Weighted-average risk-free interest rate	1.52%		1.70%
Expected dividend yield	0.00%		0.00%
Expected volatility	60%		56%
Expected terms	6.0	years	6.1	years

Employee Stock Purchase Plan

The Company’s 2014 Employee Stock Purchase Plan (the “2014 ESPP”) provides initially for granting up to 220,588 shares of the Company’s common stock to eligible employees.  The 2014 ESPP plan period is semi-annual and allows participants to purchase the Company’s common stock at 85% of the lower of (i) the market value per share of common stock on the first day of the offering period or (ii) the market value per share of the common stock on the purchase date.  Each participant can purchase up to a maximum of $25,000 per calendar year in fair market value.  Stock-based compensation expense from the 2014 ESPP for the three months ended March 31, 2016 and 2015 was $53,000 and $60,000, respectively.

Stock‑Based Compensation Expense

The following table summarizes the stock-based compensation expense resulting from awards granted under stock incentive plans, including the 2014 ESPP, that was recorded in the Company’s results of operations for the periods presented (in thousands):

	Three months ended
	March 31,
	2016	2015
Cost of product revenue	$26	$—
Research and development	270	280
Selling, general and administrative	968	442
Total stock-based compensation expense	$1,264	$722

For the three months ended March 31, 2016, $26,000 of stock-based compensation expenses was capitalized as part of inventory or T2 instruments and components.

As of March 31, 2016, there was $11.8 million of total unrecognized compensation cost related to unvested stock options granted under the Plans. Total unrecognized compensation cost will be adjusted for future changes in the estimated forfeiture rate. The Company expects to recognize that cost over a remaining weighted‑average period of 3.0 years as of March 31, 2016.

7. Net Loss Per Share

Excluded from the calculation of diluted net loss per share applicable to common stockholders, prior to the application of the treasury stock method, were 3,887,285 and 3,224,052 shares, for the three-month periods ended March 31, 2016 and 2015, respectively, related to options to purchase common shares.  The shares are excluded because their effect would have been anti-dilutive for the periods presented.

8. Commitments and Contingencies

Equipment Lease Credit Facility

In October 2015, the Company signed the $10.0 million Credit Facility with Essex Capital Corporation (the “Lessor”) to fund capital equipment needs.  Under the Credit Facility, the Lessor will fund capital equipment purchases presented.  The Company will repay the amounts borrowed in 36 equal monthly installments from the date of the amount funded.  At the end of the 36 month lease term, the Company has the option to (a) repurchase the leased equipment at the lesser of fair market value or 10% of the original equipment value, (b) extend the applicable lease for a specified period of time, which will not be less than one year, or (c) return the leased equipment to the Lessor.

In April 2016, the Company completed its initial draw of $2.1 million under the Credit Facility and commenced repayment in accordance with the Credit Facility terms.

9. Co-Development Agreement with Canon US Life Sciences

On February 3, 2015, the Company entered into a Co-Development Partnership Agreement (the “Co-Development Agreement”) with Canon U.S. Life Sciences, Inc. (“Canon US Life Sciences”) to develop a diagnostic test panel to rapidly detect Lyme disease.  Under the terms of the Co-Development Agreement, the Company received an upfront payment of $2.0 million from Canon US Life Sciences, and the agreement includes an additional $6.5 million of consideration upon achieving certain development and regulatory milestones for total aggregate payments of up to $8.5 million.  In October 2015, the Company achieved a specified technical requirement and received $1.5 million related to the achievement of the milestone.  The Company is eligible to receive an additional $5.0 million under the arrangement, in two milestone payments of $2.0 million and $3.0 million, related to the achievement of additional development and regulatory milestones. All payments under the Co-Development Agreement are non-refundable once received.  The Company will retain exclusive worldwide commercialization rights of any products developed under the Co-Development Agreement, including sales, marketing and distribution and Canon US Life Sciences will not receive any commercial rights and will be entitled to only receive royalty payments on the sales of all products developed under the Co-Development Agreement.

Either party may terminate the Co-Development Agreement upon the occurrence of a material breach by the other party (subject to a cure period).

The Company evaluated the deliverables under the Co-Development Agreement and determined that the Co-Development Agreement included one unit of accounting, the research and development services, as the joint research and development committee deliverable was deemed to be de minimis.  The Company is recognizing revenue for research and development services as a component of research revenue in the condensed consolidated financial statements as the services are delivered using the proportional performance method of accounting, limited to payments earned. Costs incurred to deliver the services under the Co-Development Agreement are recorded as research and development expense in the condensed consolidated financial statements.

The Company recorded revenue of $523,000 and $53,000 during the three months ended March 31, 2016 and 2015, respectively, under the Co-Development Agreement.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements about us and our industry that involve substantial risks and uncertainties. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933 (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations and financial position, business strategy, prospective products and product candidates, their expected performance and impact on healthcare costs, marketing authorization from the U.S. Food and Drug Administration  (the “FDA”), regulatory clearance, reimbursement for our product candidates, research and development costs, timing of regulatory filings, timing and likelihood of success, plans and objectives of management for future operations and future results of anticipated products, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of risks, uncertainties and assumptions described under the sections in this Quarterly Report on Form 10-Q entitled “Item 1A.—Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q. These forward looking statements are subject to numerous risks, including, without limitation, the following:

•	our expectation to incur losses in the future;

•	the market acceptance of our T2MR technology;

•	our ability to timely and successfully develop and commercialize our existing products and future product candidates;

•	the length of our anticipated sales cycle;

•	our ability to gain the support of leading hospitals and key thought leaders and publish the results of our clinical trials in peer-reviewed journals;

•	our ability to successfully manage our growth;

•	our future capital needs and our need to raise additional funds;

•	the performance of our diagnostics;

•	our ability to compete in the highly competitive diagnostics market;

•	our ability to obtain marketing authorization from the FDA or regulatory clearance for new product candidates in the United States or any other jurisdiction;

•	federal, state, and foreign regulatory requirements, including FDA regulation of our product candidates; and

•	our ability to protect and enforce our intellectual property rights, including our trade secret-protected proprietary rights in T2MR.

These forward-looking statements represent our estimates and assumptions only as of the date of this Quarterly Report on Form 10-Q. Unless required by U.S. federal securities laws, we do not intend to update any of these forward-looking statements to reflect circumstances or events that occur after the statement is made or to conform these statements to actual results. The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015, as supplemented or amended from time to time under “Item 1A.—Risk Factors” in our Quarterly Reports on Form 10-Q, and elsewhere in this Quarterly Report on Form 10-Q.

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

Business Overview

We are an in vitro diagnostics company that has developed an innovative and proprietary technology platform that offers a rapid, sensitive and simple alternative to existing diagnostic methodologies. We are using our T2 Magnetic Resonance platform (“T2MR”), to develop a broad set of applications aimed at lowering mortality rates, improving patient outcomes and reducing the cost of healthcare by helping medical professionals make targeted treatment decisions earlier. Our initial development efforts utilizing T2MR target sepsis and hemostasis, which are areas of significant unmet medical need where existing therapies could be more effective with improved diagnostics. On September 22, 2014, we received market authorization from the FDA for our first two products, the T2Dx Instrument  (“T2Dx”), and the T2Candida Panel (“T2Candida”), for the direct detection of Candida species in human whole blood specimens and independent of blood culture from patients with symptoms of, or medical conditions predisposing the patient to, invasive fungal infections.  We have launched the commercialization of T2Dx and T2Candida in the United States, and we have built and continue to expand a direct sales force that is primarily targeting the top 450 hospitals in the United States that have the highest concentration of patients at risk for Candida infections. Our next three diagnostic applications are called T2Bacteria, T2HemoStat, and T2Lyme, which are focused on bacterial sepsis infections, hemostasis, and Lyme disease, respectively. In Q4 2015, we began collecting patient samples for our clinical trial for T2Bacteria.  We hope to commercially launch the T2Bacteria Panel in the second quarter of 2017.  We plan to initiate clinical trials in the second half of 2016 for T2HemoStat. We expect that existing reimbursement codes will support our T2Bacteria and T2HemoStat product candidates, and that the anticipated economic savings associated with T2Bacteria and T2Candida will be realized directly by hospitals.  We believe our combined initial annual addressable market opportunity for sepsis, hemostasis and Lyme disease is over $3.7 billion in the United States alone, when the market opportunity for T2Candida, T2Bacteria, T2Lyme and our initial hemostasis diagnostic panel is combined. We believe the benefits of our proprietary technology platform, including the ability to rapidly and directly detect a broad range of targets in a wide variety of sample types, will have potential future applications within and outside of the in vitro diagnostics market, including the diagnosis of infectious disease, cancer, cardiac and other wellness applications, as well as environmental, food safety, industrial and veterinary applications.

We have never been profitable and have incurred net losses in each year since inception. Our accumulated deficit at March 31, 2016 was $162.3 million. Substantially all our net losses resulted from costs incurred in connection with our research and development programs and from selling, general and administrative costs associated with our operations.  Having obtained authorization from the FDA to market T2Dx and T2Candida, we are incurring significant commercialization expenses related to product sales, marketing, manufacturing and distribution. In addition, we expect that our expenses will increase substantially as we continue the research and development of our other product candidates and maintain, expand and protect our intellectual property portfolio. Accordingly, we may seek to fund our operations through public equity or private equity or debt financings, as well as other sources. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements as and when needed would have a negative impact on our financial condition and our ability to develop and commercialize T2Dx, T2Candida and our other product candidates.

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

Candida is the fourth leading hospital-acquired bloodstream infection, afflicting more than 135,000 patients per year in the United States, and the most lethal form of common bloodstream infections that cause sepsis, with an average mortality rate of approximately 40%. This high mortality rate is largely due to the elapsed time from Candida infection to positive diagnosis and treatment. According to a study published in Antimicrobial Agents and Chemotherapy, Candida mortality rate can be reduced to 11% with the initiation of targeted therapy within 12 hours of presentation of symptoms. Additionally, a typical patient with a Candida infection averages 40 days in the hospital, including nine days in intensive care, resulting in an average cost per hospital stay of more than $130,000 per patient. In a study published in the American Journal of Respiratory and Critical Care Medicine, providing targeted antifungal therapy within 24 hours of the presentation of symptoms decreased the length of hospital stay by approximately ten days and decreased the average cost of care by approximately $30,000 per patient.  Furthermore, in April 2015, Future Microbiology published the results of an economic study regarding the use of T2Candida conducted by IMS Health, a healthcare economics agency.  In that economic study, IMS Health demonstrated that an average hospital admitting 5,100 patients at risk for Candida infections could save approximately $5.8 million annually due to decreased hospital stays for patients, reduction in use of antifungal drugs, and other associated savings. The economic study further showed T2Candida can potentially reduce the costs of care by $26,887 per Candida patient and that rapid detection of Candida reduces patient deaths by 60.6%. Most recently, results from a data analysis of T2Candida for the detection and monitoring of Candida infection and sepsis were published comparing aggregated results from the use of T2Candida to blood culture-based diagnostics for the detection of invasive candidiasis and candidemia. The analysis included samples acquired from more than 1,900 patients. Out of 55 prospective patient cases that were tested with T2Candida and blood culture, T2Candida detected 96.4% of the patients (53 cases) compared to detection of 60% of the patients (33 cases) with blood culture. Based on this data, the Company expanded the T2Candida IFU label to include this data and to state that T2Candida provides superior sensitivity as compared to blood culture for the detection of candidemia and invasive candidiasis.

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

Our T2MR Platform

T2MR is a miniaturized, magnetic resonance-based approach that measures how water molecules react in the presence of magnetic fields. For molecular and immunodiagnostics targets, T2MR introduces particles to the sample that are coated with target-specific binding agents. If the target is present, the particles bind to and cluster around it, disrupting the surrounding water molecules and altering the magnetic resonance signal.

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

Product revenue is derived from the sale of our instruments and related consumable diagnostic tests.  We recognize product revenue from the sale of our instruments as soon as all applicable revenue recognition criteria have been met.  In the majority of cases, we expect to place our instruments, under reagent rental agreements, in hospitals in exchange for long-term agreements, certain of which may include minimum commitments and/or an incremental charge on the purchase of our consumable diagnostic tests. Under this business model, we believe we will recover the cost of placing our instruments in hospitals through the margins realized from our consumable diagnostic tests. Our consumable diagnostic tests can only be used with our instruments, and accordingly, as the installed base of our instruments grows, we expect the following to occur:

•recurring revenue from our consumable diagnostic tests will increase and become subject to less period-to-period fluctuation;

•consumable revenue will become an increasingly predictable and important contributor to our total revenue; and

•we will gain economies of scale through the growth in our sales, resulting in improving gross margins and operating margins.

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

Other income (expense), net

Other income (expense), net, primarily consists of government grant income.

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

The items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2015 remain materially consistent.  For a description of those critical accounting policies, please refer to our Annual Report on Form 10-K filing for the year ended December 31, 2015.

Results of Operations for the Three Months Ended March 31, 2016 and 2015

	Three months ended
	March 31,
	2016	2015	Change
	(in thousands)
Revenue:
Product revenue	$437	$10	$427
Research revenue	659	178	481
Total revenue	1,096	188	908
Costs and expenses:
Cost of product revenue	1,026	3	1,023
Research and development	6,589	5,868	721
Selling, general and administrative	6,204	4,468	1,736
Total costs and expenses	13,819	10,339	3,480
Loss from operations	(12,723)	(10,151)	(2,572)
Interest expense, net	(735)	(477)	(258)
Other income (expense), net	32	9	23
Net loss	$(13,426)	$(10,619)	$(2,807)

Product revenue

Product revenue was $437,000 for the three months ended March 31, 2016, compared to $10,000 for the three months ended March 31, 2015, an increase of $427,000.  The increase was the result of an increase in sales volume of our products, primarily the sale of T2Candida Panels, driven from growth in our installed based over the second half of 2015.

Research revenue

Research revenue was $659,000 for the three months ended March 31, 2016, compared to $178,000 for the three months ended March 31, 2015, an increase of $481,000.  The increase was primarily the result of higher revenue from services delivered under our Co-Development Agreement with Canon US Life Sciences, which increased $470,000 over the prior year period, as well as increase in revenue from research and development agreements utilizing T2MR technology with other third parties.

Cost of product revenue

During the three months ended March 31, 2016, we recorded total cost of product revenue of $1.0 million, which included costs associated with the sale of T2Candida Panels and T2Dx Instruments to customers.  Cost of product revenue for the three months ended March 31, 2016 also included approximately $638,000 of cost to provide technical support services to customers and $88,000 of depreciation related to T2Dx Instruments placed at customer locations pursuant to reagent rental agreements.

Research and development expenses

Research and development expenses were $6.6 million for the three months ended March 31, 2016, compared to $5.9 million for the three months ended March 31, 2015, an increase of $721,000. The increase was primarily due to increased payroll and payroll related expenses of $452,000, including $46,000 of incremental stock compensation expense, as we increased full-time and temporary headcount, increased clinical study costs of $242,000 primarily related to costs incurred in connection with our T2Bacteria clinical trial, and increased other research and development costs of $27,000.

Selling, general and administrative expenses

Selling, general and administrative expenses were $6.2 million for the three months ended March 31, 2016, compared to $4.5 million for the three months ended March 31, 2015. The increase of approximately $1.7 million was due primarily to increased payroll and related expenses of approximately $1.6 million, including $525,000 of increased stock compensation expense, as we expanded our sales personnel and hired additional executive, marketing and administrative employees, increased consulting and legal expenditures of $462,000, and increased travel expenses of $215,000 related to increased sales personnel.  Partially offsetting these increases were lower marketing program expenditures of $482,000 and lower other selling, general and administrative expenses of $47,000.

Interest expense, net

Interest expense, net, was $735,000 for the three months ended March 31, 2016, compared to $477,000 for the three months ended March 31, 2015.  Interest expense, net, increased by $258,000 due to higher borrowing levels on our notes payable.

Other income (expense), net

Other income (expense), net, was $32,000 of net income for the three months ended March 31, 2016, and primarily resulted from the recognition of consideration from a government grant.

Liquidity and Capital Resources

We have incurred losses and cumulative negative cash flows from operations since our inception, and as of March 31, 2016, we had an accumulated deficit of $162.3 million. We anticipate that we will continue to incur losses for at least the next couple of years. We expect that our cost of product revenue, research and development and selling, general and administrative expenses will continue to increase and, as a result, we will need additional capital to fund our operations, which we may raise through a combination of equity offerings, debt financings, other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements.

We have been funding our operations principally from the sale of common stock and preferred stock, the incurrence of indebtedness, and revenue from research and development agreements.

As of March 31, 2016, we had cash and cash equivalents of approximately $59.5 million.  We believe that our existing cash and cash equivalents, and additional liquidity of up to $10.0 million available under an Equipment Lease Credit Facility (the “Credit Facility”)  that was entered into in October 2015, will be sufficient to meet our anticipated cash requirements for at least the next 12 months.

Cash flows

The following is a summary of cash flows for each of the periods set forth below:

	Three months ended
	March 31,
	2016	2015
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(11,836)	$(7,394)
Investing activities	(2,158)	(1,460)
Financing activities	(149)	300
Net (decrease) increase in cash and cash equivalents	$(14,143)	$(8,554)

Net cash used in operating activities

Net cash used in operating activities was approximately $11.8 million for the three months ended March 31, 2016, and consisted primarily of a net loss of $13.4 million adjusted for non-cash items including depreciation and amortization expense of $529,000, stock-based compensation expense of $1.3 million, non-cash interest expense of $148,000, deferred rent of $60,000, and a net change in operating assets and liabilities (use of cash) of $317,000, primarily related to an increase in inventory of $576,000 to support our commercial demand and a decrease in deferred revenue of approximately $409,000 primarily related to the recognition of revenue from our Co-Development Agreement with Canon US Life Sciences, partially offset by an increase accounts payable $679,000 related to growth in the business.

Net cash used in operating activities was approximately $7.4 million for the three months ended March 31, 2015, and consisted primarily of a net loss of $10.6 million adjusted for non-cash items including depreciation and amortization expense of $253,000, stock-based compensation expense of $723,000, non-cash interest expense of $24,000 and a net change in operating assets and liabilities (source) of $2.2 million.

Net cash used in investing activities

Net cash used in investing activities was approximately $2.2 million for the three months ended March 31, 2016 and consisted of costs to acquire components of and manufacture Company-owned instruments of $1.8 million, which are classified as property and equipment, and $376,000 of purchases of laboratory and manufacturing equipment incurred to support commercialization efforts and research and development programs.

Net cash used in investing activities was approximately $1.5 million for the three months ended March 31, 2015, and consisted of costs to develop Company-owned instruments and purchases of laboratory equipment and leasehold improvements.

Net cash (used in) provided by financing activities

Net cash used in financing activities was approximately $149,000 for the three months ended March 31, 2016, and consisted of $370,000 of payments of issuance costs from our December 2015 secondary offering and $80,000 of repayments of notes payable.  Partially offsetting these uses of cash were $301,000 of proceeds from the exercise of stock options.

Net cash provided by financing activities was approximately $300,000 for the three months ended March 31, 2015, and consisted of $375,000 of proceeds from the exercise of stock options, partially offset by $75,000 of repayments of notes payable.

Contractual Obligations and Commitments

Other than as described below, there were no other material changes to our contractual obligations and commitments from those described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Annual Report on Form 10-K for the year ended December 31, 2015.

In October 2015, we signed the $10.0 million Credit Facility with Essex Capital Corporation (the “Lessor”) to fund capital equipment needs.  Under the Credit Facility, the Lessor will fund capital equipment purchases presented.  We will repay the amounts borrowed in 36 equal monthly installments from the date of the amount funded.  At the end of the 36 month lease term, we have the option to (a) repurchase the leased equipment at the lesser of fair market value or 10% of the original equipment value, (b) extend the applicable lease for a specified period of time, which will not be less than one year, or (c) return the leased equipment to the Lessor.  In April 2016, the we completed our initial draw under the Credit Facility of $2.1 million and commenced repayment.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under U.S. Securities and Exchange Commission (“SEC”), rules.

Item 3.Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk related to changes in interest rates. As of March 31, 2016, we had cash and cash equivalents of $59.5 million held primarily in money market funds consisting of U.S. government agency securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term securities. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate one percent change in interest rates would not have a material effect on the fair market value of our portfolio. We are also subject to interest rate risk from the loans under our credit facility with Solar Capital, Ltd., which has an outstanding principal balance of $30.0 million as of March 31, 2016 and bears interest at an annual rate equal to the one-month LIBOR plus 7.05%.  A 10% increase in the one-month LIBOR annual rate would result in an immaterial increase in our annual interest expense under our credit facility with Solar Capital, Ltd., as a result of the current low interest rate environment.

Item 4.Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Management of the Company, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of March 31, 2016. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2016.

(b) Changes in Internal Control over Financial Reporting

There have been no material changes to the Company’s internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.

OTHER INFORMATION

Item 1.Legal Proceedings

We may be from time to time subject to various claims and legal actions during the ordinary course of our business. There are currently no claims or legal actions, individually or in the aggregate, that would have a material adverse effect on our results of operations or financial condition.

Item 1A.Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015, which could materially affect our business, financial condition or future results. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.Defaults Upon Senior Securities

Not applicable.

Item 4.Mine Safety Disclosures

Not applicable.

Item 5.Other Information

None.

Item 6.Exhibits, Financial Statement Schedules

Exhibit Number	Exhibit Description

3.1	Restated Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K (File No. 001-36571) filed on August 12, 2014)

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K (File No. 001-36571) filed on August 12, 2014)

10.1	Change of Control Severance Agreement, dated August 3, 2015, by and between the Company and Maurice Castonguay

10.2	Change of Control Severance Agreement, dated October 14, 2015, by and between the Company and David Harding

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1*

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL: (i) Condensed Consolidated Balance Sheets (unaudited), (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited), (iii) Condensed Consolidated Statements of Cash Flows (unaudited), and (v) Notes of Condensed Consolidated Financial Statements.

* Filed herewith
** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

T2 Biosystems, Inc.

Date: May 9, 2016	By:	/s/ John McDonough
John McDonough
President and Chief Executive Officer

T2 Biosystems, Inc.

Date: May 9, 2016	By:	/s/ Maurice Castonguay
Maurice Castonguay
Chief Financial Officer