Form 10-Q
period 2016-06-30
T2 Biosystems, Inc.
filed 2016-08-08
CIK 1492674

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of August 4, 2016, the registrant had 24,364,743 shares of common stock outstanding.

T2 BIOSYSTEMS, INC.

i

PART I.

FINANCIAL INFORMATION

Item 1.Financial Statements

T2 Biosystems, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	June 30,	December 31,
	2016	2015

Assets
Current assets:
Cash and cash equivalents	$50,218	$73,662
Accounts receivable	288	369
Prepaid expenses and other current assets	562	838
Inventories	1,435	683
Total current assets	52,503	75,552
Property and equipment, net	12,815	10,655
Restricted cash	260	260
Other assets	331	358
Total assets	$65,909	$86,825
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$795	$1,228
Accrued expenses and other current liabilities	4,506	4,162
Current portion of notes payable	10,631	4,449
Deferred revenue	1,266	2,146
Current portion of lease incentives	284	268
Total current liabilities	17,482	12,253
Notes payable, net of current portion	24,168	26,121
Lease incentives, net of current portion	935	1,076
Other liabilities	665	436
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding at June 30, 2016 and December 31, 2015	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized at June 30, 2016 and December 31, 2015; 24,364,743 and 24,175,381 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	24	24
Additional paid-in capital	198,992	195,800
Accumulated deficit	(176,357)	(148,885)
Total stockholders’ equity	22,659	46,939
Total liabilities and stockholders’ equity	$65,909	$86,825

See accompanying notes to condensed consolidated financial statements.

T2 Biosystems, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Revenue:
Product revenue	$151	$—	$588	$10
Research revenue	839	564	1,498	743
Total revenue	990	564	2,086	753
Costs and expenses:
Cost of product revenue	1,781	—	2,807	3
Research and development	6,369	6,651	12,958	12,520
Selling, general and administrative	6,143	4,437	12,347	8,905
Total costs and expenses	14,293	11,088	28,112	21,428
Loss from operations	(13,303)	(10,524)	(26,026)	(20,675)
Interest expense, net	(805)	(477)	(1,540)	(954)
Other income, net	62	6	94	15
Net loss and comprehensive loss	$(14,046)	$(10,995)	$(27,472)	$(21,614)

Net loss per share — basic and diluted	$(0.58)	$(0.54)	$(1.13)	$(1.07)
Weighted-average number of common shares used in computing net loss per share — basic and diluted	24,321,310	20,260,591	24,270,041	20,171,051

See accompanying notes to condensed consolidated financial statements.

T2 Biosystems, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six months ended
	June 30,
	2016	2015

Operating activities
Net loss	$(27,472)	$(21,614)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,068	600
Stock-based compensation expense	2,527	1,577
Noncash interest expense	308	180
Deferred rent	(123)	(67)
Changes in operating assets and liabilities:
Accounts receivable	81	(188)
Prepaid expenses and other assets	276	447
Inventory	(752)	(453)
Accounts payable	(49)	827
Accrued expenses and other liabilities	228	(396)
Deferred revenue	(879)	1,695
Net cash used in operating activities	(24,787)	(17,392)
Investing activities
Purchases and manufacture of property and equipment	(3,173)	(4,184)
Decrease in restricted cash	—	80
Net cash used in investing activities	(3,173)	(4,104)
Financing activities
Payment of offering costs for issuance of common stock in public offering	(385)	—
Proceeds from issuance of common stock and stock options exercises, net	700	1,088
Proceeds from notes payable, net of issuance costs	4,593	—
Repayments of note payable	(392)	(152)
Net cash provided by financing activities	4,516	936
Net decrease in cash and cash equivalents	(23,444)	(20,560)
Cash and cash equivalents at beginning of period	73,662	73,849
Cash and cash equivalents at end of period	$50,218	$53,289

Supplemental disclosures of cash flow information
Cash paid for interest	$1,146	$716
Supplemental disclosures of noncash investing and financing activities
Accrued property and equipment	$184	$1,595

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

Liquidity

At June 30, 2016, the Company has cash and cash equivalents of $50.2 million and an accumulated deficit of $176.4 million. The future success of the Company is dependent on its ability to successfully commercialize its FDA approved products, obtain regulatory clearance for and successfully launch its future product candidates, obtain additional capital and ultimately attain profitable operations. Historically, the Company has funded its operations primarily through its August 2014 initial public offering, its December 2015 secondary public offering, private placements of redeemable convertible preferred stock and through debt financing arrangements.

The Company is subject to a number of risks similar to other newly commercial life science companies, including, but not limited to commercially launching the Company’s products, development and market acceptance of the Company’s product candidates, development by its competitors of new technological innovations, protection of proprietary technology, and raising additional capital.

Having obtained authorization from the FDA to market T2Dx and T2Candida, the Company has incurred significant commercialization expenses related to product sales, marketing, manufacturing and distribution. In addition, the Company expects that costs and expenses will increase substantially as it continues the research and development of other product candidates and maintains, expands and protects its intellectual property portfolio. The Company may seek to fund its operations through public equity or private equity or debt financings, as well as other sources. However, the Company may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. The Company’s failure to raise capital or enter into such other arrangements as and when needed would have a negative impact on the Company’s business, results of operations and financial condition and the Company’s ability to develop and commercialize T2Dx, T2Candida and other product candidates.

Management believes that its existing cash and cash equivalents at June 30, 2016, together with the additional remaining liquidity of up to $5.4 million available under an Equipment Lease Credit Facility (the “Credit Facility”) entered into in October 2015 to help the Company meet its capital equipment needs (Note 5), will be sufficient to allow the Company to fund its current operating plan for at least the next 12 months.  Should the Company’s current operating plans not materialize as expected, and it is unable to obtain additional capital on a timely basis, the Company may be required to change its current operating plans to reduce its future expenses, which is within its control, in order to fund operations at reduced levels for at least the next 12 months.

For more information, refer to the section titled “Liquidity and Capital Resources” in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations and the section entitled “Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2015, for additional risks associated with our capital needs.

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

The accompanying interim condensed consolidated balance sheet as of June 30, 2016, the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2016 and 2015, the condensed consolidated statements of cash flows for the six months ended June 30, 2016 and 2015 and the related financial data and other information disclosed in these notes are unaudited. The unaudited interim financial statements have been prepared on the same basis as the audited annual financial statements, and, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of June 30, 2016, and the results of its operations and its cash flows for the three and six months ended June 30, 2016 and 2015. The results for the three-  and six months ended June 30, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016, any other interim periods, or any future year or period.

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

Guarantees

As permitted under Delaware law, the Company indemnifies its officers and directors for certain events or occurrences while each such officer or director is, or was, serving at the Company’s request in such capacity. The term of the indemnification is the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make is unlimited; however, the Company has directors’ and officers’ liability insurance coverage that limits its exposure and enables the Company to recover a portion of any future amounts paid.

The Company leases office, laboratory and manufacturing space under noncancelable operating leases. The Company has standard indemnification arrangements under the leases that require it to indemnify the landlords against all costs, expenses, fines, suits, claims, demands, liabilities, and actions directly resulting from any breach, violation or nonperformance of any covenant or condition of the Company’s leases.

In the ordinary course of business, the Company enters into indemnification agreements with certain suppliers and business partners where the Company has certain indemnification obligations limited to the costs, expenses, fines, suits, claims, demands, liabilities and actions directly resulting from the Company’s gross negligence or willful misconduct, and in certain instances, breaches, violations or nonperformance of convenants or conditions under the agreements.

As of June 30, 2016 and December 31, 2015, the Company had not experienced any material losses related to these indemnification obligations, and no material claims with respect thereto were outstanding. The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related reserves were established.

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

Product revenue is generated by the sale of T2Dx and consumable diagnostic tests.  The Company either sells T2Dx to customers, or retains title and places a T2Dx at the customer site pursuant to a reagent rental agreement.  When a T2Dx is directly purchased by a customer, the Company recognizes revenue when all applicable revenue recognition criteria are met.  When a T2Dx is placed under a reagent rental agreement, the Company’s customers generally agree to long-term agreements, certain of which may include minimum purchase commitments and/or incremental charges on each consumable diagnostic test purchased, which varies based on the monthly volume of test cartridges purchased.  Revenue from the sale of consumable diagnostic tests, which includes the incremental charge, is generally recognized upon delivery as a component of product revenue in the Company’s consolidated statements of operations and comprehensive loss.

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

Product Recall

In July 2016, the Company announced its plans to initiate a voluntary recall and replacement of its T2Candida cartridges at certain customer sites because T2Candida was experiencing higher than normal invalid test rates as the T2Candida cartridges aged.  As a result of this voluntary recall, the Company deferred revenue totaling $149,000 and recorded additional costs of product revenue of $41,000 related to returned products, which are no longer usable, during the three and six months ended June 30, 2016.  The impact of the voluntary recall on T2Candida cartridges in inventory was not material to the condensed consolidated financial statements.

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

Standards Adopted

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). This standard amends existing guidance to require the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of a deferred charge. It is effective for annual reporting periods beginning after December 15, 2015, but early adoption is permitted.  Adoption of ASU 2015-03 is applied retrospectively.  The Company adopted ASU 2015-03 during the six months ended June 30, 2016, which resulted in a balance sheet reclassification of issuance costs of $22,000 recorded in prepaid expenses and other current assets and $102,000 in other assets to a reduction in the current portion of notes payable and notes payable, net of current portion as of December 31, 2015, respectively.  The Company’s adoption of this standard did not have an impact on its condensed consolidated results of operations or cash flows for the three and six months ended June 30, 2016 and 2015.

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

Standards Issued, Not Adopted

In March 2016, the FASB released ASU No. 2016-09 Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”) which is intended to simplify income tax accounting for excess tax benefits, accounting for forfeitures, and employer statutory withholding.  Under the current guidance, excess tax benefits that result from an award vesting or settling are recognized in additional paid-in capital in the period that they reduce cash taxes payable. This requires the provision to be computed on a with and without option basis and may result in net operating loss and credit carryforwards on the balance sheet being less than what is available on the tax return. Under the new guidance, the income tax effects of awards will be recognized as a component of income tax expense when the awards vest or are settled (regardless if cash taxes are reduced). For interim reporting purposes, companies will account for excess tax benefits and tax deficiencies as discrete items in the period during which they occurred.  The guidance is effective for public entities for fiscal years beginning after December 15, 2016, and interim periods within those years. Early adoption is permitted, however all of the guidance included in the update must be applied when adopted. The Company must use a modified retrospective transition method for adopting and record the cumulative effect of all unrecognized benefits and any change in valuation allowances at the end of the prior tax period as an adjustment to retained earnings.  The Company has not elected to early adopt ASU 2016-09 and is evaluating the new guidance and the expected effect on the Company’s condensed consolidated financial statements.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”), which applies to all leases.  Under ASU 2016-02, a right-of-use asset and lease obligation will be recorded for all leases, whether operating or financing leases, while the statement of operations will reflect lease expense for operating leases and amortization and interest expense for financing leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 and interim periods within those years, which is the year ended December 31, 2019 for the Company.  Entities are required to use a modified retrospective approach of adoption for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements.  Full retrospective application is prohibited.  The Company is evaluating the new guidance and the expected effect on the Company’s condensed consolidated financial statements.

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

In 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern (“ASU 2014-15”), which is effective for annual periods ending after December 15, 2016.  Early adoption is permitted.  ASU 2014-15 provides new guidance on (1) management’s responsibility in evaluating whether or not there is substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued each reporting period and (2) related financial statement disclosures.  The Company has not adopted the guidance prescribed by ASU 2014-15.  If this standard had been adopted as of June 30, 2016, the Company believes that it would have concluded there was not substantial doubt about its ability to continue as a going concern.  However, the Company faces certain risks and uncertainties, as further described in Note 1, “Nature of Business”, that could affect this analysis and result in additional disclosures.

3. Fair Value Measurements

The Company measures the following financial assets at fair value on a recurring basis. The following tables set forth the Company’s financial assets carried at fair value categorized using the lowest level of input applicable to each financial instrument as of June 30, 2016 and December 31, 2015 (in thousands):

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Balance at	Identical	Observable	Unobservable
	June 30,	Assets	Inputs	Inputs
	2016	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash	$2,755	$2,755	$—	$—
Money market funds	47,463	47,463	—	—
Restricted cash	260	260	—	—
	$50,478	$50,478	$—	$—

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Balance at	Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2015	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash	$1,520	$1,520	$—	$—
Money market funds	72,142	72,142	—	—
Restricted cash	260	260	—	—
	$73,922	$73,922	$—	$—

For certain financial instruments, including accounts payable and accrued expenses, the carrying amounts approximate their fair values as of June 30, 2016 and December 31, 2015 because of their short-term nature. At June 30, 2016 and December 31, 2015, the carrying value of the Company’s debt approximated fair value, which was determined using Level 3 inputs, including a market interest rate.

4. Supplemental Balance Sheet Information

Inventories

Inventories are stated at the lower of cost or market value on a first-in, first-out basis and are comprised of the following (in thousands):

	June 30,	December 31,
	2016	2015
Raw materials	$703	$203
Work-in-process	472	287
Finished goods	260	193
Total inventories	$1,435	$683

Property and Equipment

Property and equipment consists of the following (in thousands):

	June 30,	December 31,
	2016	2015
Office and computer equipment	$403	$395
Software	697	632
Laboratory equipment	4,426	4,112
Furniture	200	187
Manufacturing equipment	884	577
Manufacturing tooling and molds	74	71
T2 instruments and components	7,433	4,960
Leasehold improvements	3,357	3,332
Construction in progress	1,195	1,196
	18,669	15,462
Less accumulated depreciation and amortization	(5,854)	(4,807)
Property and equipment, net	$12,815	$10,655

Construction in progress is primarily comprised of equipment and leasehold improvement construction projects that have not been placed in service.  T2 instruments and components is comprised of raw materials and work-in-process instruments that are expected to be used or used to produce Company-owned instruments, based on our business model and forecast, and completed instruments that will be used for internal research and development or reagent rental agreements with customers.  Completed T2 instruments are placed in service once installation procedures are completed and are depreciated over five years.  The Company has approximately $3.1 million and $1.9 million of Company-owned T2 instruments installed and depreciating as of June 30, 2016 and December 31, 2015, respectively.  Depreciation expense for Company-owned T2 instruments placed at customer sites pursuant to reagent rental agreements is recorded as a component of cost of product revenue and totaled approximately $150,000 and $238,000 for the three and six months ended June 30, 2016, respectively.  There was no depreciation expense during the three and six months ended June 30, 2015, as no T2 instruments were in service during that time period.  Depreciation expense for T2 instruments used for internal research and development is recorded as a component of research and development expense.

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	June 30,	December 31,
	2016	2015
Accrued payroll and compensation	$2,282	$2,418
Accrued research and development expenses	722	458
Accrued professional services	597	542
Other accrued expenses	905	744
Total accrued expenses	$4,506	$4,162

5. Notes Payable

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

The amounts borrowed under the Note Agreement are collateralized by substantially all of the assets of the Company, excluding intellectual property, and bear interest at the one-month LIBOR plus 7.05%, which was 7.50% on June 30, 2016. The Company paid interest only payments on the amounts borrowed under the Note Agreement through July 31, 2016. After the interest only period, the Company will repay the amounts borrowed in equal monthly installments until the maturity date of July 1, 2019. The Note Agreement requires payment of a final fee of 4.75% of the aggregate original principal of amounts borrowed, which the Company is accruing over the term of the Note Agreement. In addition, amounts borrowed may be prepaid at the option of the Company in denominations of not less than $1.0 million, and any amounts prepaid are subject to a prepayment premium of 1.5% if prepaid prior to the first anniversary of the borrowing date, 1.0% if prepaid prior to the second anniversary of the borrowing date and after the first anniversary of the borrowing date, and 0.5% if prepaid prior to the maturity date and after the second anniversary of the borrowing date.  The effective interest rate for the Note Agreement, including final fee interest and non-cash interest, is 9.9%.

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

In April 2016 and June 2016, the Company completed the first two draws under the Credit Facility, of $2.1 million and $2.5 million, respectively.  The Company will make monthly payments of $67,000 under the first draw and $79,000 under the second draw.  The borrowings under the Credit Facility are treated as capital leases.  The amortization of the assets conveyed under the Credit Facility is included as a component of depreciation expense.

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

2014 Stock Incentive Plan

The Company’s 2014 Plan, as amended in June 2016 (“2014 Plan”, and together with the 2006 Plan, the “Plans”), provides for the issuance of shares of common stock in the form of stock options, awards of restricted stock, awards of restricted stock units, performance awards, dividend equivalent awards, stock payment awards and stock appreciation rights to directors, officers, employees and consultants of the Company. Since the establishment of the 2014 Plan, the Company has only granted stock options.  Generally, stock options are granted with exercise prices equal to or greater than the fair value of the common stock on the date of grant, expire no later than 10 years from the date of grant, and vest over various periods not exceeding 4 years.

The number of shares reserved for future issuance under the 2014 Plan is the sum of (1) 823,529 shares, (2) any shares that were granted under the 2006 Plan which are forfeited, lapsed unexercised or are settled in cash subsequent to the effective date of the 2014 Plan and (3) an annual increase on the first day of each calendar year beginning January 1, 2015 and ending on January 1, 2024, equal to the lesser of (A) 4% of the shares outstanding (on an as-converted basis) on the final day of the immediately preceding calendar year, and (B) such smaller number of shares determined by the Company’s board of directors.  As of June 30, 2016 there were 419,766 shares available for future grant under the 2014 Plan.

Stock Options

During the six months ended June 30, 2016, the Company granted options with an aggregate fair value of $5.8 million, which are being amortized into compensation expense over the vesting period of the options as the services are being provided. The following is a summary of option activity under the Plans:

			Weighted-Average
		Weighted-Average	Remaining
	Number of	Exercise Price Per	Contractual Term	Aggregate Intrinsic
	Shares	Share	(In years)	Value
Outstanding at December 31, 2015	3,484,298	$8.79	7.64	$14,620
Granted	1,179,208	8.79
Exercised	(149,897)	2.85		863
Cancelled	(346,314)	13.48
Outstanding at June 30, 2016	4,167,295	8.61	7.83	8,186
Exercisable at June 30, 2016	1,907,836	6.24	6.32	7,255
Vested or expected to vest at June 30, 2016	3,848,043	8.48	7.70	8,145

Included in the stock options granted during the six months ended June 30, 2016 are 166,066 options to purchase common stock granted to certain executive officers of the Company that vest upon the achievement of certain performance conditions, which include the attainment of specified operating result and regulatory targets, by December 31, 2017.  The Company has determined the fair value of these awards on the date of grant, and commenced recognition of expense totaling $51,000 during the six months ended June 30, 2016, as certain of the performance conditions were deemed probable in the period.  The total unrecognized compensation expense on the performance-based awards deemed probable of vesting at June 30, 2016 is $211,000.  The total unrecognized compensation expense on the performance-based awards not deemed probable of vesting at June 30, 2016 is $589,000.  The Company will continually evaluate the probability of achievement of each performance condition and will commence recognition of stock-based compensation expense on these awards in the period the achievement of each performance condition is deemed probable, including a catch-up adjustment from the grant date.

The weighted‑average fair values of options granted in the six-month periods ended June 30, 2016 and 2015 were $4.90 per share and $9.53 per share, respectively, and were calculated using the following estimated assumptions:

	Six months ended
	June 30,
	2016		2015
Weighted-average risk-free interest rate	1.45%		1.69%
Expected dividend yield	0.00%		0.00%
Expected volatility	60%		55%
Expected terms	6.0	years	5.9	years

Employee Stock Purchase Plan

The Company’s 2014 Employee Stock Purchase Plan (the “2014 ESPP”) provides initially for granting up to 220,588 shares of the Company’s common stock to eligible employees.  The 2014 ESPP plan period is semi-annual and allows participants to purchase the Company’s common stock at 85% of the lower of (i) the market value per share of common stock on the first day of the offering period or (ii) the market value per share of the common stock on the purchase date.  Each participant can purchase up to a maximum of $25,000 per calendar year in fair market value.  In May 2016, participants purchased 40,000 shares of common stock under the 2014 ESPP, resulting in proceeds to the Company of $282,000.

Stock‑Based Compensation Expense

The following table summarizes the stock-based compensation expense resulting from awards granted under stock incentive plans, including the 2014 ESPP, that was recorded in the Company’s results of operations for the periods presented (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Cost of product revenue	$33	$—	$59	$—
Research and development	341	297	610	577
Selling, general and administrative	826	558	1,793	1,000
Total stock-based compensation expense	$1,200	$855	$2,462	$1,577

For the three and six months ended June 30, 2016, $37,000 and $65,000 of stock-based compensation expenses was capitalized as part of inventory or T2 instruments and components, respectively.

As of June 30, 2016, there was $12.1 million of total unrecognized compensation cost related to unvested stock options granted under the Plans, including the unrecognized compensation expense of stock options with performance conditions deemed probable of vesting. Total unrecognized compensation cost will be adjusted for future changes in the estimated forfeiture rate. The Company expects to recognize that cost over a remaining weighted‑average period of 2.8 years as of June 30, 2016.

7. Net Loss Per Share

Excluded from the calculation of diluted net loss per share applicable to common stockholders, prior to the application of the treasury stock method, were 4,167,295 and 3,295,019 shares, for the three- and six-month periods ended June 30, 2016 and 2015, respectively, related to options to purchase common shares.  The shares are excluded because their effect would have been anti-dilutive for the periods presented.

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

The Company recorded revenue of $596,000 and $324,000 during the three months ended June 30, 2016 and 2015, respectively, and recorded revenue of $1.1 million and $377,000 during the six months ended June 30, 2016 and 2015, respectively, under the Co-Development Agreement.

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

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Item 1A.—Risk Factors” section of this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Business Overview

We are an in vitro diagnostics company that has developed an innovative and proprietary technology platform that offers a rapid, sensitive and simple alternative to existing diagnostic methodologies. We are using our T2 Magnetic Resonance platform (“T2MR”), to develop a broad set of applications aimed at lowering mortality rates, improving patient outcomes and reducing the cost of healthcare by helping medical professionals make targeted treatment decisions earlier. Our initial development efforts utilizing T2MR target sepsis and hemostasis, which are areas of significant unmet medical need where existing therapies could be more effective with improved diagnostics. On September 22, 2014, we received market authorization from the FDA for our first two products, the T2Dx Instrument  (“T2Dx”), and the T2Candida Panel (“T2Candida”), for the direct detection of Candida species in human whole blood specimens and independent of blood culture from patients with symptoms of, or medical conditions predisposing the patient to, invasive fungal infections.  We have launched the commercialization of T2Dx and T2Candida in the United States, and we have built and continue to expand a direct sales force that is primarily targeting the top 450 hospitals in the United States that have the highest concentration of patients at risk for Candida infections. Our next three diagnostic applications are called T2Bacteria, T2HemoStat, and T2Lyme, which are focused on bacterial sepsis infections, hemostasis, and Lyme disease, respectively. In Q4 2015, we began collecting patient samples for our clinical trial for T2Bacteria.  We hope to commercially launch the T2Bacteria Panel in 2017.  We expect that existing reimbursement codes will support our T2Bacteria product candidate, and that the anticipated economic savings associated with T2Bacteria and T2Candida will be realized directly by hospitals.  We believe our combined initial annual addressable market opportunity for sepsis, hemostasis and Lyme disease is over $3.7 billion in the United States alone, when the market opportunity for T2Candida, T2Bacteria, T2Lyme and our initial hemostasis diagnostic panel is combined. We believe the benefits of our proprietary technology platform, including the ability to rapidly and directly detect a broad range of targets in a wide variety of sample types, will have potential future applications within and outside of the in vitro diagnostics market, including the diagnosis of infectious disease, cancer, cardiac and other wellness applications, as well as environmental, food safety, industrial and veterinary applications.

We have never been profitable and have incurred net losses in each year since inception. Our accumulated deficit at June 30, 2016 was $176.4 million. Substantially all our net losses resulted from costs incurred in connection with our research and development programs and from selling, general and administrative costs associated with our operations.  Having obtained authorization from the FDA to market T2Dx and T2Candida, we are incurring significant commercialization expenses related to product sales, marketing, manufacturing and distribution. In addition, we expect that our expenses will increase substantially as we continue the research and development of our other product candidates and maintain, expand and protect our intellectual property portfolio. Accordingly, we may seek to fund our operations through public equity or private equity or debt financings, as well as other sources. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements as and when needed would have a negative impact on our financial condition and our ability to develop and commercialize T2Dx, T2Candida and our other product candidates.

Our Commercial Products and the Unmet Clinical Need

Our initial FDA-authorized products, T2Dx and T2Candida, utilize T2MR to detect species-specific Candida directly from whole blood in three to five hours versus the one to five days required by blood culture-based diagnostics. This allows the patient to receive the correct treatment in four to six hours versus at least 48 hours for blood culture. The T2Candida runs on T2Dx and provides high sensitivity with a limit of detection as low as 1 CFU/mL, even in the presence of antimicrobial therapy.

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

Candida is the fourth leading hospital-acquired bloodstream infection, afflicting more than 135,000 patients per year in the United States, and the most lethal form of common bloodstream infections that cause sepsis, with an average mortality rate of approximately 40%. This high mortality rate is largely due to the elapsed time from Candida infection to positive diagnosis and treatment. According to a study published in Antimicrobial Agents and Chemotherapy, Candida mortality rate can be reduced to 11% with the initiation of targeted therapy within 12 hours of presentation of symptoms. Additionally, a typical patient with a Candida infection averages 40 days in the hospital, including nine days in intensive care, resulting in an average cost per hospital stay of more than $130,000 per patient. In a study published in the American Journal of Respiratory and Critical Care Medicine, providing targeted antifungal therapy within 24 hours of the presentation of symptoms decreased the length of hospital stay by approximately ten days and decreased the average cost of care by approximately $30,000 per patient.  Furthermore, in April 2015, Future Microbiology published the results of an economic study regarding the use of T2Candida conducted by IMS Health, a healthcare economics agency.  In that economic study, IMS Health demonstrated that an average hospital admitting 5,100 patients at risk for Candida infections could save approximately $5.8 million annually due to decreased hospital stays for patients, reduction in use of antifungal drugs, and other associated savings. The economic study further showed T2Candida can potentially reduce the costs of care by $26,887 per Candida patient and that rapid detection of Candida reduces patient deaths by 60.6%. Most recently, results from a data analysis of T2Candida for the detection and monitoring of Candida infection and sepsis were published comparing aggregated results from the use of T2Candida to blood culture-based diagnostics for the detection of invasive candidiasis and candidemia. The analysis included samples acquired from more than 1,900 patients. Out of 55 prospective patient cases that were tested with T2Candida and blood culture, T2Candida detected or likely detected 96.4% of the patients (53 cases) compared to detection of 60% of the patients (33 cases) with blood culture.

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

Research and development expenses

Our research and development expenses consist primarily of costs, including costs incurred for the development of our technology and product candidates, technology improvements and enhancements, clinical trials to evaluate the clinical utility of our product candidates, and laboratory development and expansion, and include salaries and benefits, including stock-based compensation, research-related facility and overhead costs, laboratory supplies, equipment and contract services. Research and development expenses also include costs of delivering products or services associated with research revenue. We expense all research and development costs as incurred.

We expect that our overall research and development expenses may continue to increase in absolute dollars. We have committed, and expect to commit, significant resources toward developing additional product candidates, improving product performance and reliability, conducting ongoing and new clinical trials and expanding our laboratory capabilities.

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

Results of Operations for the Three Months Ended June 30, 2016 and 2015

	Three months ended
	June 30,
	2016	2015	Change
	(in thousands)
Revenue:
Product revenue	$151	$—	$151
Research revenue	839	564	275
Total revenue	990	564	426
Costs and expenses:
Cost of product revenue	1,781	—	1,781
Research and development	6,369	6,651	(282)
Selling, general and administrative	6,143	4,437	1,706
Total costs and expenses	14,293	11,088	3,205
Loss from operations	(13,303)	(10,524)	(2,779)
Interest expense, net	(805)	(477)	(328)
Other income, net	62	6	56
Net loss	$(14,046)	$(10,995)	$(3,051)

Product revenue

Product revenue was $151,000 for the three months ended June 30, 2016, compared to no product revenue for the three months ended June 30, 2015, an increase of $151,000.  The increase was the result of an increase in sales volume of our products, primarily the sale of T2Candida consumable diagnostic tests, driven from growth in our installed T2Dx Instrument base over the second half of 2015.  Product revenue reported for the three months ended June 30, 2016 was reduced by $149,000 related to revenue deferred in connection with the recall of certain lots of T2Candida cartridges.

Research revenue

Research revenue was $839,000 for the three months ended June 30, 2016, compared to $564,000 for the three months ended June 30, 2015, an increase of $275,000.  The increase was primarily the result of higher revenue from services delivered under our Co-Development Agreement with Canon US Life Sciences, which increased $272,000 over the prior year period, as well as increase in revenue from research and development agreements utilizing T2MR technology with other third parties.

Cost of product revenue

During the three months ended June 30, 2016, we recorded total cost of product revenue of $1.8 million, which included costs associated with the sale of T2Candida Panels to customers.  Cost of product revenue for the three months ended June 30, 2016 also included approximately $704,000 of cost to provide technical support services to customers, approximately $593,000 of unabsorbed manufacturing overhead, and $150,000 of depreciation related to T2Dx Instruments placed at customer locations pursuant to reagent rental agreements.

Research and development expenses

Research and development expenses were $6.4 million for the three months ended June 30, 2016, compared to $6.7 million for the three months ended June 30, 2015, a decrease of $283,000. The decrease was driven by $155,000 of lower prototype development expenses, as prior year projects did not recur in the current year, and lower other research and development expenses of $343,000, which includes lower clinical research, travel, consulting and facilities expenses.  Partially offsetting these declines is $215,000 of increased payroll and related expenses, including $70,000 of increased stock compensation, associated with increased headcount in support of research and development projects.

Selling, general and administrative expenses

Selling, general and administrative expenses were $6.2 million for the three months ended June 30, 2016, compared to $4.4 million for the three months ended June 30, 2015. The increase of approximately $1.7 million was due primarily to increased payroll and related expenses of approximately $1.0 million, including $268,000 of increased stock compensation expense, as we expanded our sales personnel and hired additional executive, marketing and administrative employees, increased consulting and legal expenditures of $223,000, increased travel expenses of $193,000 related to increased sales personnel, increased marketing program expenditures of $106,000 related to supporting our commercial efforts, and $154,000 of increases to other selling, general and administrative expenses.

Interest expense, net

Interest expense, net, was $805,000 for the three months ended June 30, 2016, compared to $477,000 for the three months ended June 30, 2015.  Interest expense, net, increased by $328,000 due to higher borrowing levels on our notes payable.

Other income, net

Other income (expense), net, was $62,000 of net income for the three months ended June 30, 2016, and primarily resulted from the recognition of consideration from a government grant and income from our money market funds.

Results of Operations for the Six Months Ended June 30, 2016 and 2015

	Six months ended
	June 30,
	2016	2015	Change
	(in thousands)
Revenue:
Product revenue	$588	$10	$578
Research revenue	1,498	743	755
Total revenue	2,086	753	1,333
Costs and expenses:
Cost of product revenue	2,807	3	2,804
Research and development	12,958	12,520	438
Selling, general and administrative	12,347	8,905	3,442
Total costs and expenses	28,112	21,428	6,684
Loss from operations	(26,026)	(20,675)	(5,351)
Interest expense, net	(1,540)	(954)	(586)
Other income, net	94	15	79
Net loss	$(27,472)	$(21,614)	$(5,858)

Product revenue

Product revenue was $588,000 for the six months ended June 30, 2016, compared to $10,000 for the six months ended June 30, 2015, an increase of $578,000.  The increase was the result of an increase in sales volume of our products, primarily the sale of T2Candida consumable diagnostic tests, driven from growth in our installed T2Dx Instrument base over the second half of 2015.  Product revenue reported for the six months ended June 30, 2016 was reduced by $149,000 related to revenue deferred in connection with the recall of certain lots of T2Candida cartridges.

Research revenue

Research revenue was $1.5 million for the six months ended June 30, 2016, compared to $743,000 for the six months ended June 30, 2015, an increase of $755,000.  The increase was primarily the result of higher revenue from services delivered under our Co-Development Agreement with Canon US Life Sciences, which increased $742,000 over the prior year period, as well as increase in revenue from research and development agreements utilizing T2MR technology with other third parties.

Cost of product revenue

During the six months ended June 30, 2016, we recorded total cost of product revenue of $2.8 million, which included costs associated with the sale of T2Candida Panels and T2Dx Instruments to customers.  Cost of product revenue for the six months ended June 30, 2016 also included approximately $1.3 million of cost to provide technical support services to customers, approximately $710,000 of unabsorbed manufacturing overhead, and $237,000 of depreciation related to T2Dx Instruments placed at customer locations pursuant to reagent rental agreements.

Research and development expenses

Research and development expenses were $13.0 million for the six months ended June 30, 2016, compared to $12.5 million for the six months ended June 30, 2015, an increase of $438,000. The increase was primarily due to increased payroll and payroll related expenses of $661,000, including $83,000 of incremental stock compensation expense, as we increased full-time and temporary headcount, increased clinical study costs of $164,000 primarily related to costs incurred in connection with our T2Bacteria clinical trial, and increased other research and development costs of $125,000, which includes increases to lab expenses, consulting and facilities.  Partially offsetting the decline were $513,000 of lower prototype development costs, related to prior year projects that did not recur in the current year.

Selling, general and administrative expenses

Selling, general and administrative expenses were $12.3 million for the six months ended June 30, 2016, compared to $8.9 million for the six months ended June 30, 2015. The increase of approximately $3.4 million was due primarily to increased payroll and related expenses of approximately $2.6 million, including $793,000 of increased stock compensation expense, as we expanded our sales personnel and hired additional executive, marketing and administrative employees, increased consulting and legal expenditures of $685,000, increased travel expenses of $409,000 related to increased sales personnel and increased other selling, general and administrative expenses of $126,000.  Partially offsetting these increases were lower marketing program expenditures of $376,000.

Interest expense, net

Interest expense, net, was $1.5 million for the six months ended June 30, 2016, compared to $954,000 for the six months ended June 30, 2015.  Interest expense, net, increased by $586,000 due to higher borrowing levels on our notes payable.

Other income, net

Other income (expense), net, was $94,000 of net income for the six months ended June 30, 2016, and primarily resulted from the recognition of consideration from a government grant and income from our money market funds.

Liquidity and Capital Resources

We have incurred losses and cumulative negative cash flows from operations since our inception, and as of June 30, 2016, we had an accumulated deficit of $176.4 million. We anticipate that we will continue to incur losses for at least the next couple of years. We expect that our costs and expenses will continue to increase and, as a result, we will need additional capital to fund our operations, which we may raise through a combination of equity offerings, debt financings, other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements.

We have been funding our operations principally from the sale of common stock and preferred stock, the incurrence of indebtedness, and revenue from research and development agreements.

As of June 30, 2016, we had cash and cash equivalents of approximately $50.2 million.  We believe that our existing cash and cash equivalents, and additional liquidity of up to $5.4 million available under an Equipment Lease Credit Facility (the “Credit Facility”) that was entered into in October 2015, will be sufficient to meet our anticipated cash requirements for at least the next 12 months.  Should our current operating plans not materialize as expected, and we are unable to obtain additional capital from the sources described on a timely basis, we may be required to change our current operating plans to reduce future expenses, which are within our control, in order to fund operations at reduced levels for at least the next 12 months.

Cash flows

The following is a summary of cash flows for each of the periods set forth below:

	Six months ended
	June 30,
	2016	2015
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(24,787)	$(17,392)
Investing activities	(3,173)	(4,104)
Financing activities	4,516	936
Net decrease in cash and cash equivalents	$(23,444)	$(20,560)

Net cash used in operating activities

Net cash used in operating activities was approximately $24.8 million for the six months ended June 30, 2016, and consisted primarily of a net loss of $27.5 million adjusted for non-cash items including depreciation and amortization expense of $1.1 million, stock-based compensation expense of $2.5 million, non-cash interest expense of $308,000, deferred rent of $123,000, and a net change in operating assets and liabilities (use of cash) of $1.1 million, primarily related to an increase in inventory of $752,000 to support our commercial demand and a decrease in deferred revenue of approximately $879,000 primarily related to the recognition of revenue from our Co-Development Agreement with Canon US Life Sciences, partially offset by a decrease in prepaid expenses of $276,000 related to the amortization of insurance premiums and an increase in accrued expenses of $228,000 related to increased clinical study accruals.

Net cash used in operating activities was approximately $17.4 million for the six months ended June 30, 2015, and consisted primarily of a net loss of $21.6 million adjusted for non-cash items including depreciation and amortization expense of $600,000, stock-based compensation expense of $1.6 million, non-cash interest expense of $180,000 and a net change in operating assets and liabilities (source of cash) of $1.9 million, primarily related to an increase in deferred revenue from an up-front payment received pursuant to our Co-Development Agreement with Canon US Life Sciences.

Net cash used in investing activities

Net cash used in investing activities was approximately $3.2 million for the six months ended June 30, 2016 and consisted of costs to acquire components of and manufacture Company-owned instruments of $2.5 million, which are classified as property and equipment, and $679,000 of purchases of laboratory and manufacturing equipment incurred to support commercialization efforts and research and development programs.

Net cash used in investing activities was approximately $4.1 million for the six months ended June 30, 2015, and consisted of costs to develop Company-owned instruments and purchases of laboratory equipment and leasehold improvements of $4.2 million, partially offset by proceeds of $80,000 from the release of certain restricted cash balances.

Net cash provided by financing activities

Net cash provided by financing activities was approximately $4.5 million for the six months ended June 30, 2016, and consisted of $4.6 million of proceeds from our Credit Facility and $700,000 of proceeds from the exercise of stock options and sale of common stock under our 2014 Employee Stock Purchase Plan.  Partially offsetting these sources of cash were $392,000 of repayments of notes payable and $385,000 of payments of issuance costs from our December 2015 secondary offering.

Net cash provided by financing activities was approximately $936,000 for the six months ended June 30, 2015, and consisted of $1.1 million of proceeds from the exercise of stock options and sale of common stock under our 2014 Employee Stock Purchase Plan, partially offset by $152,000 of repayments of notes payable.

Contractual Obligations and Commitments

Other than as described below, there were no other material changes to our contractual obligations and commitments from those described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Annual Report on Form 10-K for the year ended December 31, 2015.

In October 2015, we signed the $10.0 million Credit Facility with Essex Capital Corporation (the “Lessor”) to fund capital equipment needs.  Under the Credit Facility, the Lessor will fund capital equipment purchases presented.  We will repay the amounts borrowed in 36 equal monthly installments from the date of the amount funded.  At the end of the 36 month lease term, we have the option to (a) repurchase the leased equipment at the lesser of fair market value or 10% of the original equipment value, (b) extend the applicable lease for a specified period of time, which will not be less than one year, or (c) return the leased equipment to the Lessor.  Through June 2016, we borrowed $4.6 million under the Credit Facility and commenced repayment.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under U.S. Securities and Exchange Commission (“SEC”) rules.

Item 3.Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk related to changes in interest rates. As of June 30, 2016, we had cash and cash equivalents of $50.2 million held primarily in money market funds consisting of U.S. government agency securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term securities. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate one percent change in interest rates would not have a material effect on the fair market value of our portfolio. We are also subject to interest rate risk from the loans under our credit facility with Solar Capital, Ltd., which has an outstanding principal balance of $30.0 million as of June 30, 2016 and bears interest at an annual rate equal to the one-month LIBOR plus 7.05%.  A 10% increase in the one-month LIBOR annual rate would result in an immaterial increase in our annual interest expense under our credit facility with Solar Capital, Ltd., as a result of the current low interest rate environment.

Item 4.Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Management of the Company, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of June 30, 2016. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2016.

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

10.1

Change of Control Severance Agreement, dated August 3, 2015, by and between the Company and Maurice Castonguay (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q (File No. 001-36571) filed on May 9, 2016)

10.2

Change of Control Severance Agreement, dated October 14, 2015, by and between the Company and David Harding (incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q (File No. 001-36571) filed on May 9, 2016)

10.3*	Employment Letter Agreement, dated April 15, 2016, by and between the Company and Shawn Lynch

10.4*	Change of Control Severance agreement, dated April 15, 2016, by and between the Company and Shawn Lynch

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1*

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL: (i) Condensed Consolidated Balance Sheets (unaudited), (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited), (iii) Condensed Consolidated Statements of Cash Flows (unaudited), and (v) Notes of Condensed Consolidated Financial Statements.

* Filed herewith
** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

T2 Biosystems, Inc.

Date: August 8, 2016	By:	/s/ John McDonough
John McDonough
President and Chief Executive Officer

T2 Biosystems, Inc.

Date: August 8, 2016	By:	/s/ Shawn Lynch
Shawn Lynch
Chief Financial Officer