Form 10-Q
period 2016-09-30
T2 Biosystems, Inc.
filed 2016-11-08
CIK 1492674

%

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of November 7, 2016, the registrant had 30,431,301 shares of common stock outstanding.

T2 BIOSYSTEMS, INC.

i

PART I.

FINANCIAL INFORMATION

Item 1.Financial Statements

T2 Biosystems, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	September 30,	December 31,
	2016	2015

Assets
Current assets:
Cash and cash equivalents	$75,111	$73,662
Accounts receivable	379	369
Prepaid expenses and other current assets	955	838
Inventories, net	1,338	683
Total current assets	77,783	75,552
Property and equipment, net	13,628	10,655
Restricted cash	260	260
Other assets	331	358
Total assets	$92,002	$86,825
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$895	$1,228
Accrued expenses and other current liabilities	5,036	4,162
Current portion of notes payable	11,495	4,449
Deferred revenue	817	2,146
Current portion of lease incentives	293	268
Total current liabilities	18,536	12,253
Notes payable, net of current portion	21,246	26,121
Lease incentives, net of current portion	864	1,076
Other liabilities	774	436
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding at September 30, 2016 and December 31, 2015	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 30,431,301 and 24,175,381 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	30	24
Additional paid-in capital	239,692	195,800
Accumulated deficit	(189,140)	(148,885)
Total stockholders’ equity	50,582	46,939
Total liabilities and stockholders’ equity	$92,002	$86,825

See accompanying notes to condensed consolidated financial statements.

T2 Biosystems, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Revenue:
Product revenue	$580	$245	$1,168	$255
Research revenue	504	804	2,003	1,547
Total revenue	1,084	1,049	3,171	1,802
Costs and expenses:
Cost of product revenue	1,894	829	4,701	832
Research and development	5,200	6,204	18,160	18,724
Selling, general and administrative	5,935	5,181	18,282	14,086
Total costs and expenses	13,029	12,214	41,143	33,642
Loss from operations	(11,945)	(11,165)	(37,972)	(31,840)
Interest expense, net	(876)	(501)	(2,416)	(1,455)
Other income, net	38	22	133	37
Net loss and comprehensive loss	$(12,783)	$(11,644)	$(40,255)	$(33,258)

Net loss per share — basic and diluted	$(0.51)	$(0.57)	$(1.64)	$(1.64)
Weighted-average number of common shares used in computing net loss per share — basic and diluted	25,027,751	20,331,274	24,524,508	20,225,056

See accompanying notes to condensed consolidated financial statements.

T2 Biosystems, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine months ended
	September 30,
	2016	2015

Operating activities
Net loss	$(40,255)	$(33,258)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,626	979
Stock-based compensation expense	3,659	2,899
Noncash interest expense	459	288
Deferred rent	(187)	(86)
Changes in operating assets and liabilities:
Accounts receivable	(10)	(177)
Prepaid expenses and other assets	(118)	(28)
Inventories, net	(654)	(942)
Accounts payable	(132)	258
Accrued expenses and other liabilities	797	303
Deferred revenue	(1,328)	1,119
Net cash used in operating activities	(36,143)	(28,645)
Investing activities
Purchases and manufacture of property and equipment	(4,594)	(6,100)
Decrease in restricted cash	—	80
Net cash used in investing activities	(4,594)	(6,020)
Financing activities
Payment of offering costs for issuance of common stock in public offering	(385)	—
Proceeds from issuance of common stock and stock options exercises, net	736	1,168
Proceeds from private investment in public equity	39,723	—
Proceeds from notes payable, net of issuance costs	4,593	—
Repayments of note payable	(2,481)	(235)
Net cash provided by financing activities	42,186	933
Net increase (decrease) in cash and cash equivalents	1,449	(33,732)
Cash and cash equivalents at beginning of period	73,662	73,849
Cash and cash equivalents at end of period	$75,111	$40,117

Supplemental disclosures of cash flow information
Cash paid for interest	$1,881	$1,110
Supplemental disclosures of noncash investing and financing activities
Accrued property and equipment	$133	$1,567

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

Liquidity

At September 30, 2016, the Company has cash and cash equivalents of $75.1 million and an accumulated deficit of $189.1 million. The future success of the Company is dependent on its ability to successfully commercialize its FDA approved products, obtain regulatory clearance for and successfully launch its future product candidates, obtain additional capital and ultimately attain profitable operations. Historically, the Company has funded its operations primarily through its August 2014 initial public offering, its December 2015 secondary public offering, its September 2016 private investment in public equity (“PIPE”) financing, private placements of redeemable convertible preferred stock and through debt financing arrangements.

The Company is subject to a number of risks similar to other newly commercial life science companies, including, but not limited to commercially launching the Company’s products, development and market acceptance of the Company’s product candidates, development by its competitors of new technological innovations, protection of proprietary technology, and raising additional capital.

Having obtained authorization from the FDA to market T2Dx and T2Candida, the Company has incurred significant commercialization expenses related to product sales, marketing, manufacturing and distribution. In addition, the Company expects that costs and expenses may increase as it continues the research and development of other product candidates and maintains, expands and protects its intellectual property portfolio. The Company may seek to fund its operations through public equity or private equity or debt financings, as well as other sources. However, the Company may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. The Company’s failure to raise capital or enter into such other arrangements if and when needed would have a negative impact on the Company’s business, results of operations and financial condition and the Company’s ability to develop and commercialize T2Dx, T2Candida and other product candidates.

Management believes that its existing cash and cash equivalents at September 30, 2016, together with the additional remaining liquidity of up to $5.4 million available under an Equipment Lease Credit Facility (the “Credit Facility”) entered into in October 2015 to help the Company meet its capital equipment needs (Note 5), will be sufficient to allow the Company to fund its current operating plan for at least the next 12 months.

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

The accompanying interim condensed consolidated balance sheet as of September 30, 2016, the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2016 and 2015, the condensed consolidated statements of cash flows for the nine months ended September 30, 2016 and 2015 and the related financial data and other information disclosed in these notes are unaudited. The unaudited interim financial statements have been prepared on the same basis as the audited annual financial statements, and, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of September 30, 2016, and the results of its operations and its cash flows for the three and nine months ended September 30, 2016 and 2015. The results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016, any other interim periods, or any future year or period.

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

In the ordinary course of business, the Company enters into indemnification agreements with certain suppliers and business partners where the Company has certain indemnification obligations limited to the costs, expenses, fines, suits, claims, demands, liabilities and actions directly resulting from the Company’s gross negligence or willful misconduct, and in certain instances, breaches, violations or nonperformance of covenants or conditions under the agreements.

As of September 30, 2016 and December 31, 2015, the Company had not experienced any material losses related to these indemnification obligations, and no material claims with respect thereto were outstanding. The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related reserves were established.

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

Product Recall

In July 2016, the Company initiated a voluntary recall and replacement of its T2Candida cartridges at certain customer sites because T2Candida was experiencing higher than normal invalid test rates as the T2Candida cartridges aged.  As of June 30, 2016, as a result of this voluntary recall, the Company deferred revenue totaling $149,000 and recorded additional costs of product revenue of $41,000 related to returned products, which are no longer usable.  As of September 30, 2016, the Company had $51,000 of deferred revenue and $9,000 of warranty reserve remaining, both related to this voluntary recall.  The impact of the voluntary recall on T2Candida cartridges in inventory was not material to the condensed consolidated financial statements.

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

Standards Adopted

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). This standard amends existing guidance to require the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of a deferred charge. It is effective for annual reporting periods beginning after December 15, 2015, but early adoption is permitted.  Adoption of ASU 2015-03 is applied retrospectively.  The Company adopted ASU 2015-03 during the nine months ended September 30, 2016, which resulted in a balance sheet reclassification of issuance costs of $22,000 recorded in prepaid expenses and other current assets and $102,000 in other assets to a reduction in the current portion of notes payable and notes payable, net of current portion as of December 31, 2015, respectively.  The Company’s adoption of this standard did not have an impact on its condensed consolidated results of operations or cash flows for the three and nine months ended September 30, 2016 and 2015.

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

In 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern (“ASU 2014-15”), which is effective for annual periods ending after December 15, 2016.  Early adoption is permitted.  ASU 2014-15 provides new guidance on (1) management’s responsibility in evaluating whether or not there is substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued each reporting period and (2) related financial statement disclosures.  The Company has not adopted the guidance prescribed by ASU 2014-15.  If this standard had been adopted as of September 30, 2016, the Company believes that it would have concluded there was not substantial doubt about its ability to continue as a going concern.  However, the Company faces certain risks and uncertainties, as further described in Note 1, “Nature of Business”, that could affect this analysis and result in additional disclosures.

3. Fair Value Measurements

The Company measures the following financial assets at fair value on a recurring basis. The following tables set forth the Company’s financial assets carried at fair value categorized using the lowest level of input applicable to each financial instrument as of September 30, 2016 and December 31, 2015 (in thousands):

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Balance at	Identical	Observable	Unobservable
	September 30,	Assets	Inputs	Inputs
	2016	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash	$42,538	$42,538	$—	$—
Money market funds	32,573	32,573	—	—
Restricted cash	260	260	—	—
	$75,371	$75,371	$—	$—

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Balance at	Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2015	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash	$1,520	$1,520	$—	$—
Money market funds	72,142	72,142	—	—
Restricted cash	260	260	—	—
	$73,922	$73,922	$—	$—

For certain financial instruments, including accounts payable and accrued expenses, the carrying amounts approximate their fair values as of September 30, 2016 and December 31, 2015 because of their short-term nature. At September 30, 2016 and December 31, 2015, the carrying value of the Company’s debt approximated fair value, which was determined using Level 3 inputs, including a market interest rate.

4. Supplemental Balance Sheet Information

Inventories

Inventories are stated at the lower of cost or market value on a first-in, first-out basis and are comprised of the following (in thousands):

	September 30,	December 31,
	2016	2015
Raw materials	$448	$203
Work-in-process	555	287
Finished goods	335	193
Total inventories, net	$1,338	$683

Property and Equipment

Property and equipment consists of the following (in thousands):

	September 30,	December 31,
	2016	2015
Office and computer equipment	$409	$395
Software	697	632
Laboratory equipment	4,462	4,112
Furniture	200	187
Manufacturing equipment	884	577
Manufacturing tooling and molds	139	71
T2 instruments and components	8,626	4,960
Leasehold improvements	3,353	3,332
Construction in progress	1,284	1,196
	20,054	15,462
Less accumulated depreciation and amortization	(6,426)	(4,807)
Property and equipment, net	$13,628	$10,655

Construction in progress is primarily comprised of equipment and leasehold improvement projects that have not been placed in service.  T2 instruments and components is comprised of raw materials and work-in-process instruments that are expected to be used, or used to produce Company-owned instruments, based on the Company’s business model and forecast, and completed instruments that will be used for internal research and development or reagent rental agreements with customers.  Completed T2 instruments are placed in service once installation procedures are completed and are depreciated over five years.  The Company has approximately $4.3 million and $1.9 million of Company-owned T2 instruments installed and depreciating as of September 30, 2016 and December 31, 2015, respectively.  Depreciation expense for Company-owned T2 instruments placed at customer sites pursuant to reagent rental agreements is recorded as a component of cost of product revenue and totaled approximately $183,000 and $420,000 for the three and nine months ended September 30, 2016, respectively, and $28,000 for the three and nine months ended September 30, 2015. Depreciation expense for T2 instruments used for internal research and development is recorded as a component of research and development expense.

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	September 30,	December 31,
	2016	2015
Accrued payroll and compensation	$2,684	$2,418
Accrued research and development expenses	406	458
Accrued professional services	984	542
Other accrued expenses	962	744
Total accrued expenses	$5,036	$4,162

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

The amounts borrowed under the Note Agreement are collateralized by substantially all of the assets of the Company, excluding intellectual property, and bear interest at the one-month LIBOR plus 7.05%, which was 7.57% on September 30, 2016. The Company paid interest only payments on the amounts borrowed under the Note Agreement through July 31, 2016. Beginning August 1, 2016, the Company began repaying and will continue to repay the amounts borrowed in equal monthly installments until the maturity date of July 1, 2019. The Note Agreement requires payment of a final fee of 4.75% of the aggregate original principal of amounts borrowed, which the Company is accruing over the term of the Note Agreement. In addition, amounts borrowed may be prepaid at the option of the Company in denominations of not less than $1.0 million, and any amounts prepaid are subject to a prepayment premium of 1.5% if prepaid prior to the first anniversary of the borrowing date, 1.0% if prepaid prior to the second anniversary of the borrowing date and after the first anniversary of the borrowing date, and 0.5% if prepaid prior to the maturity date and after the second anniversary of the borrowing date.  The effective interest rate for the Note Agreement, including final fee interest and non-cash interest, is 10.01%.

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

The number of shares reserved for future issuance under the 2014 Plan is the sum of (1) 823,529 shares, (2) any shares that were granted under the Plans which are forfeited, or lapsed unexercised and (3) an annual increase on the first day of each calendar year beginning January 1, 2015 and ending on January 1, 2024, equal to the lesser of (A) 4% of the shares outstanding (on an as-converted basis) on the final day of the immediately preceding calendar year, and (B) such smaller number of shares determined by the Company’s board of directors.  As of September 30, 2016 there were 280,314 shares available for future grant under the 2014 Plan.

Stock Options

During the nine months ended September 30, 2016, the Company granted options with an aggregate fair value of $6.6 million, which are being amortized into compensation expense over the vesting period of the options as the services are being provided. The following is a summary of option activity under the Plans:

			Weighted-Average
		Weighted-Average	Remaining
	Number of	Exercise Price Per	Contractual Term	Aggregate Intrinsic
	Shares	Share	(In years)	Value
Outstanding at December 31, 2015	3,484,298	$8.79	7.64	$14,620
Granted	1,389,458	8.48
Exercised	(160,614)	2.83		912
Cancelled	(450,048)	12.62
Outstanding at September 30, 2016	4,263,094	8.51	7.62	7,240
Exercisable at September 30, 2016	2,084,863	6.59	6.20	6,543
Vested or expected to vest at September 30, 2016	3,865,325	8.38	7.45	7,196

Included in the stock options granted during the nine months ended September 30, 2016 are 166,066 options to purchase common stock granted to certain executive officers of the Company that vest upon the achievement of certain performance conditions, which include the attainment of specified operating result and regulatory targets, by December 31, 2017.  The Company will continually evaluate the probability of achievement of each performance condition and will commence recognition of stock-based compensation expense on these awards in the period the achievement of each performance condition is deemed probable, including a catch-up adjustment from the grant date.

The weighted‑average fair values of options granted in the nine month periods ended September 30, 2016 and 2015 were $4.76 per share and $8.91 per share, respectively, and were calculated using the following estimated assumptions:

	Nine months ended
	September 30,
	2016		2015
Weighted-average risk-free interest rate	1.42%		1.69%
Expected dividend yield	0.00%		0.00%
Expected volatility	61%		55%
Expected terms	6.0	years	5.9	years

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

Stock‑Based Compensation Expense

The following table summarizes the stock-based compensation expense resulting from awards granted under stock incentive plans, including the 2014 ESPP, that was recorded in the Company’s results of operations for the periods presented (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Cost of product revenue	$27	$—	$86	$—
Research and development	292	440	902	1,017
Selling, general and administrative	779	882	2,572	1,882
Total stock-based compensation expense	$1,098	$1,322	$3,560	$2,899

For the three and nine months ended September 30, 2016, $32,000 and $99,000 of stock-based compensation expenses was capitalized as part of inventory or T2 instruments and components, respectively.

As of September 30, 2016, there was $11.1 million of total unrecognized compensation cost related to unvested stock options granted under the Plans, including the unrecognized compensation expense of stock options with performance conditions deemed probable of vesting. Total unrecognized compensation cost will be adjusted for future changes in the estimated forfeiture rate. The Company expects to recognize that cost over a remaining weighted‑average period of 2.7 years as of September 30, 2016.

Stock Purchase Agreement

Private Investment in Public Equity Financing

On September 21, 2016, the Company sold 6,055,341 shares of its common stock (the “Canon Shares”) to Canon U.S.A., Inc. (“Canon”) at $6.56 per share, the closing price on this date, for an aggregate cash purchase price of $39.7 million.  On or before March 21, 2017, the Company has agreed to prepare and file with the Securities and Exchange Commission (the “Commission”) a registration statement on Form S-3 for purposes of registering the resale of the Canon Shares, or if the Company is not eligible for the use of Form S-3 at that time, on or before June 21, 2017, the Company has agreed to prepare and file a registration statement on Form S-1, or on an alternative form that permits the resale of the Canon Shares, with the Commission.

7. Net Loss Per Share

Excluded from the calculation of diluted net loss per share applicable to common stockholders were 4,263,094 and 3,470,936 shares, for the three and nine month periods ended September 30, 2016 and 2015, respectively, related to options to purchase common shares.  The shares are excluded because their effect would have been anti-dilutive for the periods presented.

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

The Company recorded revenue of $370,000 and $469,000 during the three months ended September 30, 2016 and 2015, respectively, and recorded revenue of $1.5 million and $846,000 during the nine months ended September 30, 2016 and 2015, respectively, under the Co-Development Agreement.

9. Related Party Transactions

On September 21, 2016, Canon became a related party when the Company sold the Canon Shares to Canon at $6.56 per share, the closing price on this date, for an aggregate cash purchase price of $39.7 million.  As of September 21, 2016, the Canon Shares represented 19.9% of the outstanding shares of common stock of the Company.  In connection with the sale of the Canon Shares, the Company agreed to grant Canon certain board designation rights, including the right to initially appoint a Class I director to the Company’s board of directors.

As disclosed in Note 8, on February 3, 2015, the Company entered into a Co-Development Partnership Agreement with Canon US Life Sciences, an affiliate of Canon, to develop a diagnostic test panel to rapidly detect Lyme disease.  The Company recorded revenue of $370,000 and $469,000 during the three months ended September 30, 2016 and 2015, respectively, and recorded revenue of $1.5 million and $846,000 during the nine months ended September 30, 2016 and 2015, respectively, under the Co-Development Agreement with Canon US Life Sciences.

10. Subsequent Events

On November 1, 2016, the Company entered into a Co-Development, Collaboration and Co-Marketing Agreement (the “Agreement”) with Allergan Sales, LLC (“Allergan Sales”) to develop (1) a direct detection diagnostic test panel of six bacteria species directly in whole blood (the “T2Bacteria II Panel”) and (2) a direct detection diagnostic test panel of six resistance markers  directly in whole blood (the “T2GNR Panel” and, together with the T2Bacteria II Panel, the “Developed Products”).  In addition, Allergan Sales will receive the right to co-market the Developed Products under the Agreement.

Under the terms of the Agreement, the Company will receive an upfront payment of $2 million from Allergan Sales and additional milestone payments upon achieving certain developmental milestones for total aggregate payments of up to $4 million.  The Company will retain exclusive worldwide commercialization rights of any products developed under the Agreement, including distribution, subject to Allergan Sales’ right to co-market the Developed Products.   Allergan Sales, at its election, may co-market the Developed Products worldwide and will receive commission payments on its sales of Developed Products under the Agreement.

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

We have never been profitable and have incurred net losses in each year since inception. Our accumulated deficit at September 30, 2016 was $189.1 million. Substantially all our net losses resulted from costs incurred in connection with our research and development programs and from selling, general and administrative costs associated with our operations.  Having obtained authorization from the FDA to market T2Dx and T2Candida, we are incurring significant commercialization expenses related to product sales, marketing, manufacturing and distribution. In addition, we expect that our expenses will increase substantially as we continue the research and development of our other product candidates and maintain, expand and protect our intellectual property portfolio. Accordingly, we may seek to fund our operations through public equity or private equity or debt financings, as well as other sources. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements as and when needed would have a negative impact on our financial condition and our ability to develop and commercialize T2Dx, T2Candida and our other product candidates.

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

Other income, net

Other income, net, primarily consists of government grant income.

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

Results of Operations for the Three Months Ended September 30, 2016 and 2015

	Three months ended
	September 30,
	2016	2015	Change
	(in thousands)
Revenue:
Product revenue	$580	$245	$335
Research revenue	504	804	(300)
Total revenue	1,084	1,049	35
Costs and expenses:
Cost of product revenue	1,894	829	1,065
Research and development	5,200	6,204	(1,004)
Selling, general and administrative	5,935	5,181	754
Total costs and expenses	13,029	12,214	815
Loss from operations	(11,945)	(11,165)	(780)
Interest expense, net	(876)	(501)	(375)
Other income, net	38	22	16
Net loss	$(12,783)	$(11,644)	$(1,139)

Product revenue

Product revenue was $580,000 for the three months ended September 30, 2016, compared to $245,000 for the three months ended September 30, 2015, an increase of $335,000.  The increase was the result of an increase in sales volume of our products, primarily the sale of T2Candida consumable diagnostic tests, driven from growth in our installed T2Dx Instrument base.

Research revenue

Research revenue was $504,000 for the three months ended September 30, 2016, compared to $804,000 for the three months ended September 30, 2015, a decrease of $300,000.  The decrease was primarily the result of lower revenue from services delivered under our Co-Development Agreement with Canon US Life Sciences, which decreased $99,000 over the prior year period, as well as a decrease in revenue from research and development agreements utilizing T2MR technology with other third parties.

Cost of product revenue

Cost of product revenue was $1.9 million for the three months ended September 30, 2016, compared to $829,000 for the three months ended September 30, 2015, an increase of $1.1 million.  The increase was primarily due to  increased sales of T2Candida Panels and T2Dx Instruments to customers, as well as an increase of $176,000 in unabsorbed manufacturing overhead, an increase of $142,000 in depreciation related to T2Dx Instruments placed at customer locations pursuant to reagent rental agreements, and an increase of $132,000 in cost to provide technical support services to customers,.

Research and development expenses

Research and development expenses were $5.2 million for the three months ended September 30, 2016, compared to $6.2 million for the three months ended September 30, 2015, a decrease of $1.0 million. The decrease was driven by $408,000 of lower payroll and related expenses, including $148,000 of decreased stock compensation expense,  $321,000 of lower prototype development expenses, as prior year projects did not recur in the current year, $197,000 of lower consulting expenses due to replacing consultants with headcount and lower other research and development expenses of $320,000, which includes lower travel, lab and facilities expenses.  Partially offsetting these declines is $242,000 of clinical expenses, associated with the T2Bacteria clinical trial.

Selling, general and administrative expenses

Selling, general and administrative expenses were $5.9 million for the three months ended September 30, 2016, compared to $5.2 million for the three months ended September 30, 2015. The increase of approximately $754,000 was due primarily to increased payroll and related expenses of approximately $492,000, net of $103,000 of decreased stock compensation expense, as we expanded our sales personnel, increased outside services expenditures of $189,000, increased travel expenses of $135,000 related to increased sales personnel, and slight increases to other selling, general and administrative expenses.  These expenses were partially offset by a decline of $62,000 in lower marketing program spend and other expenses.

Interest expense, net

Interest expense, net, was $876,000 for the three months ended September 30, 2016, compared to $501,000 for the three months ended September 30, 2015.  Interest expense, net, increased by $375,000 due to higher borrowing levels on our notes payable.

Other income, net

Other income, net, was $38,000 of net income for the three months ended September 30, 2016, compared to $22,000 for the three months ended September 30, 2015.  Other income, net, increased by $16,000 due to higher income from our money market funds.

Results of Operations for the Nine Months Ended September 30, 2016 and 2015

	Nine months ended
	September 30,
	2016	2015	Change
	(in thousands)
Revenue:
Product revenue	$1,168	$255	$913
Research revenue	2,003	1,547	456
Total revenue	3,171	1,802	1,369
Costs and expenses:
Cost of product revenue	4,701	832	3,869
Research and development	18,160	18,724	(564)
Selling, general and administrative	18,282	14,086	4,196
Total costs and expenses	41,143	33,642	7,501
Loss from operations	(37,972)	(31,840)	(6,132)
Interest expense, net	(2,416)	(1,455)	(961)
Other income, net	133	37	96
Net loss	$(40,255)	$(33,258)	$(6,997)

Product revenue

Product revenue was $1.2 million for the nine months ended September 30, 2016, compared to $255,000 for the nine months ended September 30, 2015, an increase of $913,000.  The increase was the result of an increase in sales volume of our products, primarily the sale of T2Candida consumable diagnostic tests, driven from growth in our installed T2Dx Instrument base.

Research revenue

Research revenue was $2.0 million for the nine months ended September 30, 2016, compared to $1.5 million for the nine months ended September 30, 2015, an increase of $456,000.  The increase was primarily the result of higher revenue from services delivered under our Co-Development Agreement with Canon US Life Sciences, which increased by $643,000, partially offset by decreased revenue from research and development agreements utilizing T2MR technology with other third parties.

Cost of product revenue

Cost of product revenue was $4.7 million for the nine months ended September 30, 2016, compared to $832,000 for the nine months ended September 30, 2015.  The increase of $3.9 million was primarily the result of increased sales of T2Candida Panels and T2Dx Instruments to customers, as well as an increase of approximately $1.5 million of cost to provide technical support services to customers, approximately $886,000 of unabsorbed manufacturing overhead, and $380,000 of depreciation related to T2Dx Instruments placed at customer locations pursuant to reagent rental agreements.

Research and development expenses

Research and development expenses were $18.2 million for the nine months ended September 30, 2016, compared to $18.7 million for the nine months ended September 30, 2015, a decrease of $564,000. The decrease was primarily due to lower prototype development expenses of $893,000, as prior year projects did not recur in the current year, lower travel costs of $155,000, and decreased other research and development costs of $304,000, which includes lower consulting, facility and lab expenses.  Partially offsetting the decrease were an increase of $616,000 in clinical expenses, primarily related to the T2Bacteria clinical trial and increased payroll and payroll-related expenses of $172,000, net of lower stock compensation expense of $115,000.

Selling, general and administrative expenses

Selling, general and administrative expenses were $18.3 million for the nine months ended September 30, 2016, compared to $14.1 million for the nine months ended September 30, 2015. The increase of approximately $4.2 million was due primarily to increased payroll and related expenses of approximately $3.1 million, including $690,000 of increased stock compensation expense, as we expanded our sales personnel, increased consulting, audit, public relations and patent fees of $875,000, increased travel expenses of $544,000 related to increased sales personnel and increased other selling, general and administrative expenses of $112,000.  Partially offsetting these increases were lower marketing program expenditures of $449,000.

Interest expense, net

Interest expense, net, was $2.4 million for the nine months ended September 30, 2016, compared to $1.5 million for the nine months ended September 30, 2015.  Interest expense, net, increased by $961,000 due to higher borrowing levels on our notes payable.

Other income, net

Other income, net, was $133,000 of net income for the nine months ended September 30, 2016, compared to $37,000 for the nine months ended September 30, 2015.  Other income, net, increased by $96,000 due to higher income from our money market funds.

Liquidity and Capital Resources

We have incurred losses and cumulative negative cash flows from operations since our inception, and as of September 30, 2016, we had an accumulated deficit of $189.1 million. We anticipate that we will continue to incur losses for at least the next couple of years. We expect that our costs and expenses will continue to increase and, as a result, we will need additional capital to fund our operations, which we may raise through a combination of equity offerings, debt financings, other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements.

We have been funding our operations principally from the sale of common stock and preferred stock, the incurrence of indebtedness, and revenue from research and development agreements.

As of September 30, 2016, we had cash and cash equivalents of approximately $75.1 million.  We believe that our existing cash and cash equivalents, and additional liquidity of up to $5.4 million available under an Equipment Lease Credit Facility (the “Credit Facility”) that was entered into in October 2015, will be sufficient to meet our anticipated cash requirements for at least the next 12 months.  Should our current operating plans not materialize as expected, and we are unable to obtain additional capital from the sources described on a timely basis, we may be required to change our current operating plans to reduce future expenses, which are within our control, in order to fund operations at reduced levels for at least the next 12 months.

Cash flows

The following is a summary of cash flows for each of the periods set forth below:

	Nine months ended
	September 30,
	2016	2015
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(36,143)	$(28,645)
Investing activities	(4,594)	(6,020)
Financing activities	42,186	933
Net increase (decrease) in cash and cash equivalents	$1,449	$(33,732)

Net cash used in operating activities

Net cash used in operating activities was approximately $36.1 million for the nine months ended September 30, 2016, and consisted primarily of a net loss of $40.3 million adjusted for non-cash items including depreciation and amortization expense of $1.6 million, stock-based compensation expense of $3.7 million, non-cash interest expense of $459,000, deferred rent of $187,000, and a net change in operating assets and liabilities (use of cash) of $1.4 million, primarily related to an increase in inventory of $654,000 to support our commercial demand, prepaid expenses of $118,000 related to the amortization of insurance premiums and a decrease in deferred revenue of approximately $1.3 million primarily related to the recognition of revenue from our Co-Development Agreement with Canon US Life Sciences, partially offset by an increase in accounts payable and accrued expenses of $665,000 related to increased audit, clinical study and payroll accruals.

Net cash used in operating activities was approximately $28.6 million for the nine months ended September 30, 2015, and consisted primarily of a net loss of $33.3 million adjusted for non-cash items including depreciation and amortization expense of $979,000, stock-based compensation expense of $2.9 million, non-cash interest expense of $288,000, deferred rent of $86,000, and a net change in operating assets and liabilities (source of cash) of $533,000, primarily related to an increase in deferred revenue of approximately $1.1 million from an up-front payment received pursuant to our Co-Development Agreement with Canon US Life Sciences, an increase in accounts payable and accrued expenses of $561,000 related to growth in the business, partially offset by $942,000 in purchases of inventory, an increase in accounts receivable of $177,000 related to increased research and product revenue, and cash outflows from other working capital items totaling $28,000.

Net cash used in investing activities

Net cash used in investing activities was approximately $4.6 million for the nine months ended September 30, 2016 and consisted of costs to acquire components of and manufacture Company-owned instruments of $3.7 million, which are classified as property and equipment, $725,000 of purchases of laboratory and manufacturing equipment incurred to support commercialization efforts and research and development programs and $200,000 of other equipment and software purchases to support internal functions.

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

Net cash provided by financing activities

Net cash provided by financing activities was approximately $42.2 million for the nine months ended September 30, 2016, and consisted primarily of proceeds from our September 21, 2016 PIPE financing with Canon of $39.7 million, in which we sold 6,055,341 shares of common stock at the closing price of $6.56 per share.  Net cash provided by financing activities also consisted of $736,000 of proceeds from the exercise of stock options and sale of common stock under our 2014 Employee Stock Purchase Plan and $4.6 million of proceeds from the Credit Facility.  Partially offsetting these sources of cash were $2.5 million of repayments of notes payable and $385,000 of payments of issuance costs from our December 2015 secondary offering.

Net cash provided by financing activities was approximately $933,000 for the nine months ended September 30, 2015, and consisted of $1.2 million of proceeds from the exercise of stock options and sale of common stock under our 2014 Employee Stock Purchase Plan, partially offset by $235,000 of repayments of notes payable.

Contractual Obligations and Commitments

Other than as described below, there were no other material changes to our contractual obligations and commitments from those described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Annual Report on Form 10-K for the year ended December 31, 2015.

In October 2015, we signed the $10.0 million Credit Facility with Essex Capital Corporation (the “Lessor”) to fund capital equipment needs.  Under the Credit Facility, the Lessor will fund capital equipment purchases presented.  We will repay the amounts borrowed in 36 equal monthly installments from the date of the amount funded.  At the end of the 36 month lease term, we have the option to (a) repurchase the leased equipment at the lesser of fair market value or 10% of the original equipment value, (b) extend the applicable lease for a specified period of time, which will not be less than one year, or (c) return the leased equipment to the Lessor.  Through September 2016, we borrowed $4.6 million under the Credit Facility and commenced repayment.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under U.S. Securities and Exchange Commission (“SEC”) rules.

Item 3.Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk related to changes in interest rates. As of September 30, 2016, we had cash and cash equivalents of $75.1 million held primarily in money market funds consisting of U.S. government agency securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term securities. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate one percent change in interest rates would not have a material effect on the fair market value of our portfolio. We are also subject to interest rate risk from the loans under our credit facility with Solar Capital, Ltd., which has an outstanding principal balance of $28.3 million as of September 30, 2016 and bears interest at an annual rate equal to the one-month LIBOR plus 7.05%.

A 10% increase in the one-month LIBOR annual rate would result in an immaterial increase in our annual interest expense under our credit facility with Solar Capital, Ltd., as a result of the current low interest rate environment.

Item 4.Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Management of the Company, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of September 30, 2016. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2016.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.Defaults Upon Senior Securities

Not applicable.

Item 4.Mine Safety Disclosures

Not applicable.

Item 5.Other Information

None.

Item 6.Exhibits, Financial Statement Schedules

Exhibit Number	Exhibit Description

3.1	Restated Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K (File No. 001-36571) filed on August 12, 2014)

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K (File No. 001-36571) filed on August 12, 2014)

10.1*	Employment Letter Agreement, dated June 30, 2016, by and between the Company and Dr. Joanne Spadoro, Ph. D.

10.2*	Change of Control Severance Agreement, dated July 7, 2016, by and between the Company and Dr. Joanne Spadoro, Ph. D.

10.3

Stock Purchase Agreement, dated September 21, 2016, by and among Canon U.S.A., Inc. and the Company (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (File No. 001-36571) filed on September 22, 2016)

10.4

Voting and Standstill Agreement, dated September 21, 2016, by and among Canon U.S.A., Inc. and the Company (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K (File No. 001-36571) filed on September 22, 2016)

10.5

Registration Rights Agreement, dated September 21, 2016, by and among Canon U.S.A., Inc. and the Company (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K (File No. 001-36571) filed on September 22, 2016)

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

101.1*

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL: (i) Condensed Consolidated Balance Sheets (unaudited), (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited), (iii) Condensed Consolidated Statements of Cash Flows (unaudited), and (v) Notes of Condensed Consolidated Financial Statements.

* Filed herewith
** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

T2 Biosystems, Inc.

Date: November 8, 2016	By:	/s/ John McDonough
John McDonough
President and Chief Executive Officer

T2 Biosystems, Inc.

Date: November 8, 2016	By:	/s/ Shawn Lynch
Shawn Lynch
Chief Financial Officer