Form 10-K
period 2016-12-31
T2 Biosystems, Inc.
filed 2017-03-15
CIK 1492674

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2016

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

Large accelerated filer   ◻             Accelerated filer   ☒             Non-accelerated filer   ◻             Smaller reporting company   ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ◻     No   ☒

As of June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $154.2 million based on the closing price for the common stock of $7.89 on that date. Shares of common stock held by each executive officer, director, and their affiliated stockholders have been excluded from this calculation as such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the registrant’s common stock on March 3, 2017 was 30,576,110. The common stock is listed on the NASDAQ Global Market (trading symbol “TTOO”).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year are incorporated by reference into Part III of this report.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements about us and our industry that involve substantial risks and uncertainties. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our future results of operations and financial position, business strategy, prospective products and product candidates, their expected performance and impact on healthcare costs, marketing clearance from the U.S. Food and Drug Administration, or the FDA, regulatory clearance, reimbursement for our product candidates, research and development costs, timing of regulatory filings, timing and likelihood of success, plans and objectives of management for future operations and future results of anticipated products, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

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

•our ability to obtain marketing clearance from the FDA or regulatory clearance for new product candidates in the United States or any other jurisdiction;

•federal, state, and foreign regulatory requirements, including FDA regulation of our product candidates; and

•our ability to protect and enforce our intellectual property rights, including our trade secret-protected proprietary rights in T2MR.

These forward-looking statements represent our estimates and assumptions only as of the date of this Annual Report on Form 10-K. Unless required by U.S. federal securities laws, we do not intend to update any of these forward-

looking statements to reflect circumstances or events that occur after the statement is made or to conform these statements to actual results. The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors.

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

PART I.

Item 1.       BUSINESS

Overview

We are an in vitro diagnostics company that has developed an innovative and proprietary technology platform that offers a rapid, sensitive and simple alternative to existing diagnostic methodologies. We are using our T2 Magnetic Resonance technology, or T2MR, to develop a broad set of applications aimed at lowering mortality rates, improving patient outcomes and reducing the cost of healthcare by helping medical professionals make targeted treatment decisions earlier. T2MR enables rapid detection of pathogens, biomarkers and other abnormalities in a variety of unpurified patient sample types, including whole blood, plasma, serum, saliva, sputum and urine, and can detect cellular targets at limits of detection as low as one colony forming unit per milliliter, or CFU/mL. Our initial development efforts target sepsis and Lyme disease, which are areas of significant unmet medical need in which existing therapies could be more effective with improved diagnostics.

On September 22, 2014, we received market clearance from the U.S. Food and Drug Administration, or the FDA, for our first two products, the T2Dx Instrument, or the T2Dx and the T2Candida Panel, which have the ability to rapidly identify the five clinically relevant species of Candida, a fungal pathogen known to cause sepsis. In the United States, we have built a direct sales force that is primarily targeting the top 450 hospitals with the highest concentration of patients at risk for Candida infections. In Europe, we have partnered with distributors that target large hospitals in their respective European markets.

Three additional diagnostic applications in development are called T2Bacteria, T2Resistance and T2Lyme, which are focused on bacterial sepsis infections and Lyme disease, respectively. In late 2015 we initiated the collection of patient blood samples to support the clinical trial for T2Bacteria, and in early 2017, we initiated a multi-site clinical trial for T2Bacteria. We expect that existing reimbursement codes will support our sepsis and Lyme disease product candidates, and that the anticipated economic savings associated with our sepsis products will be realized directly by hospitals.

Sepsis is one of the leading causes of death in the United States, claiming more lives annually than breast cancer, prostate cancer, and AIDS combined, and it is the most expensive hospital-treated condition. Most commonly afflicting immunocompromised, critical care, and elderly patients, sepsis is a severe inflammatory response to a bacterial or fungal infection with a mortality rate of approximately 30%. According to data published by the U.S. Department of Health and Human Services for 2013, the cost of sepsis was over $23 billion in the United States, or approximately 5% of the total aggregate costs associated with domestic hospital stays. Sepsis is typically caused by one or more of five Candida species or over 25 bacterial pathogens, and effective treatment requires the early detection and identification of these specific target pathogens in a patient’s bloodstream. Today, sepsis is typically diagnosed through a series of blood cultures followed by post-blood culture species identification. These methods have substantial diagnostic limitations that lead to a high rate of false negative test results, a delay of up to several days in administration of targeted treatment, and the incurrence of unnecessary hospital expense. In addition, the Survey of Physicians’ Perspectives and Knowledge About Diagnostic Tests for Bloodstream Infections in 2015 reported that negative blood culture results are only trusted by 36% of those physicians. Without the ability to rapidly identify pathogens, physicians typically start treatment of at-risk patients with broad-spectrum antibiotics, which can be ineffective and unnecessary and have contributed to the spread of antimicrobial resistance. According to a study published by Critical Care Medicine in 2006, in sepsis patients with documented hypotension, administration of effective antimicrobial therapy within the first hour of detection was associated with a survival rate of 79.9% and, over the ensuing six hours, each hour of delay in initiation of treatment was associated with an average decrease in survival of 7.6%.

We believe our sepsis products, which include T2Candida and our product candidate, T2Bacteria, will redefine the standard of care in sepsis management while lowering healthcare costs by improving both the precision and the speed of detection of sepsis-causing pathogens. According to a study published in the Journal of Clinical Microbiology in 2010, targeted therapy for patients with bloodstream infections can be delayed up to 72 hours due to the wait time for blood culture results. In another study published in Clinical Infectious Diseases in 2012, the delayed administration of appropriate antifungal therapy was associated with higher mortality among patients with septic shock attributed to Candida infection and, on that basis, the study concluded that more rapid and accurate diagnostic techniques are needed.

Our pivotal clinical trial demonstrated that T2Candida can deliver actionable results in as few as three hours, with an average time to result during the trial of 4.2 hours, compared to the average time to result of one to six or more days typically required for blood-culture-based diagnostics. We believe the speed of the T2Candida test will enable physicians to potentially make treatment decisions and administer targeted treatment to patients in four to six hours versus 24 to 144 hours for blood culture. We believe that our product candidate, T2Bacteria, will also deliver actionable results in similar timeframes because this diagnostic panel operates similarly to T2Candida and is designed to run on the same instrument as T2Candida. In November 2015, the Company presented preliminary data demonstrating the ability of our T2Bacteria Panel product candidate to provide the rapid and sensitive identification of the six sepsis-causing bacteria included in the panel, directly from whole blood. The six clinically relevant bacteria included in our T2Bacteria Panel are Staphylococcus aureus, Enterococcus faecium, Escherichia coli, Klebsiella pneumoniae, Pseudomonas aeruginosa, and Acinetobacter baumannii. The six bacteria in our T2Bacteria Panel were selected because, when combined with the use of T2Candida and the practice of empirically administering broad spectrum antibiotics, the rapid detection of these bacteria may enable 95% of patients with sepsis to receive rapid and appropriate therapy.

Candida is the fourth leading hospital-acquired bloodstream infection, afflicting more than 135,000 patients per year in the United States, and the most lethal form of common bloodstream infections that cause sepsis, with an average mortality rate of approximately 40%. This high mortality rate is largely due to a delay in providing targeted therapy to the patient due to the elapsed time from Candida infection to positive diagnosis. According to a study published in Antimicrobial Agents and Chemotherapy, the Candida mortality rate can be reduced to 11% with the initiation of targeted therapy within 12 hours of presentation of symptoms. Additionally, a typical patient with a Candida infection averages 40 days in the hospital, including nine days in intensive care, resulting in an average cost per hospital stay of more than $130,000 per patient. In a study published in the American Journal of Respiratory and Critical Care Medicine, providing targeted antifungal therapy within 24 hours of the presentation of symptoms decreased the length of hospital stay by approximately ten days and decreased the average cost of care by approximately $30,000 per patient.  Furthermore, in April 2015, Future Microbiology published the results of an economic study regarding the use of T2Candida conducted by IMS Health, a healthcare economics agency. In that economic study, IMS demonstrated that an average hospital admitting 5,100 patients at risk for Candida infections could save approximately $5.8 million annually due to decreased hospital stays for patients, reduction in use of antifungal drugs and other associated savings. The economic study further showed T2Candida can potentially reduce the costs of care by $26,887 per Candida patient and that rapid detection of Candida reduces patient deaths by 60.6%. Results from a data analysis of T2Candida for the detection and monitoring of Candida infection and sepsis were published comparing aggregated results from the use of T2Candida to blood culture-based diagnostics for the detection of invasive candidiasis and candidemia. The analysis included samples acquired from more than 1,900 patients. Out of 55 prospective patient cases that were tested with T2Candida and blood culture and determined to be positive or likely to be positive for a Candida infection, T2Candida detected 96.4% of the patients (53 cases) compared to detection of 60% of the patients (33 cases) with blood culture. During 2016, a number of T2Candida users presented data on their experiences with the T2Candida Panel which demonstrated both the clinical and economic benefits of use of the T2Candida Panel in the diagnostic regimen.  The Henry Ford Health System in Detroit, Michigan reported data on a pre- and post-T2Candida implementation analysis that covered 6 months of clinical experience. The data showed a statistically significant (p = 0.009) seven day reduction in median Intensive Care Unit, or ICU, length of stay per positive patient that was identified as positive for Candida after implementation of the T2Candida test panel and a trend (p = 0.164) of total hospital length of stay reduction of four days. The data also showed significant reductions in use of antifungal drugs for negative patients tested with T2Candida.  The overall economic savings resulting from these clinical benefits was projected to be approximately $2.3 million on an annualized basis. The Lee Health System in Fort Myers, Florida compared patient and economic experience before and after T2Candida implementation. The data demonstrated that in the post-T2Candida cohort, average length of stay for patients with Candida infections was reduced by 7 days when detected by T2Candida while unnecessary antifungal therapy was avoided in 41% of patients tested and was discontinued after one dose in another 15% of patients tested.  The economic savings derived solely from reduction in antifungal drug use was $195 per patient tested, net of the cost of the T2Candida test panel. Huntsville Hospital in Huntsville, Alabama, reported that the use of the T2Candida test panel resulted in a reduction in the duration of therapy and time to de-escalation in patients that tested negative for Candida on the T2Candida test panel, yielding net pharmacy savings of approximately $280 per patient tested. T2Candida also detected 56% more positive patients than blood culture.  Finally, Riverside Community Hospital in Riverside, California, demonstrated improvements in time to appropriate therapy, increased sensitivity, and rapid discontinuation of antifungal therapy when using T2Candida. Specifically, 83% of patients who tested positive with T2Candida received appropriate therapy within six hours of the blood draw and 100% of patients received appropriate therapy in under nine hours. None of the patients who tested positive had been identified to have been treated with antifungals prior to

T2Candida testing. In addition, antifungal therapy was discontinued for 100% of the patients who tested negative with T2Candida.

Due to the high mortality rate associated with Candida infections, physicians often will place patients on antifungal drugs while they await blood culture diagnostic results which generally take at least five days to generate a negative test result. Antifungal drugs are toxic and may result in side effects and can cost over $50 per day. Our T2Candida Panel’s speed to result coupled with its superior sensitivity as compared to blood culture may help reduce the overuse of ineffective, or even unnecessary, antimicrobial therapy which may reduce side effects for patients, lower hospital costs and potentially counteract the growing resistance to antifungal therapy. The administration of inappropriate therapy is a driving force behind the spread of antimicrobial-resistant pathogens, which the United States Centers for Disease Control and Prevention, or the CDC, recently called “one of our most serious health threats.”

Our Strategy

T2MR enables rapid and sensitive direct detection of a range of targets, and we believe it can be used in a variety of diagnostic applications that will improve patient outcomes and reduce healthcare costs. Our objective is to establish T2MR as a standard of care for clinical diagnostics. To achieve this objective, our strategy is to:

•Drive Commercial Adoption of Our Sepsis Products by Demonstrating Their Value to Physicians, Laboratory Directors and Hospitals.  We expect our sepsis products to meaningfully improve patient outcomes while reducing costs to hospitals. We have established a targeted, direct sales force in the United States and have partnered with distributors in Europe, all of whom are initially focused on educating physicians and demonstrating our clinical and economic value proposition to hospitals that have the highest populations of at-risk critical care and immunocompromised patients. We believe a sustained focus on these hospitals will drive adoption of the T2Dx, T2Candida, our product candidate, T2Bacteria, and future T2MR-based diagnostics. As a part of this effort, we will continue to work with thought leaders, conduct clinical and health economic studies and seek publication and presentation of these studies.

•Establish a Recurring, Consumables-Based Business Model.  We are pursuing a consumables-based business model for our products by securing placements of the T2Dx at hospitals and driving utilization of our diagnostic panels starting with T2Candida. We believe this strategy will foster a sustainable and predictable business model with recurring revenue streams.

•Broaden Our Addressable Markets in Infectious Disease.  Our product development pipeline includes additional diagnostic panels that provide near-term and complementary market expansion opportunities. Our next sepsis product candidate will focus on bacterial infections, will run on the T2Dx and is expected to address the same high-risk patients as T2Candida, while also expanding our reach to a new patient population at increased risk for bacterial sepsis infections. We will also expand our panels through partnerships similar to our agreement with Allergan, in which Allergan agreed to cover a portion of the costs of our development of certain additional products, including antibiotic resistance tests.  We also are utilizing T2MR to address the challenges of providing rapid and sensitive diagnosis of Lyme disease. In late 2015 we initiated the collection of samples to support clinical trials for T2Bacteria, and in early 2017 we initiated a multi-site clinical trial for T2Bacteria. We are targeting to commercialize these product candidates after obtaining marketing clearance or regulatory clearance.

•Broaden Our Addressable Markets Beyond Infectious Disease.  We intend to expand our product offerings by applying T2MR to new applications beyond sepsis and Lyme disease. We are utilizing T2MR to address the challenges of providing rapid hemostasis monitoring and we plan to conduct internal development and to work with thought leaders, physicians, clinical researchers and business development partners to pursue new applications for T2MR. We believe the benefits of our proprietary technology, including the ability to rapidly and directly detect a broad range of targets, in a wide variety of sample types, will have potential applications within and outside of the in vitro diagnostics market, including environmental, food safety, industrial and veterinary applications.

•Drive International Expansion.  We are commercializing T2Candida and the T2Dx in Europe through distributors that target large hospitals in their respective markets. We intend to continue to expand in

Europe and other international markets through similar distribution channels. We have received CE marking for T2Candida and the T2Dx and expect to receive CE marking for our T2Bacteria Panel in 2017.

Our Technology Platform

T2 Magnetic Resonance Technology Overview

We have built an innovative and proprietary technology platform that offers a rapid, sensitive and simple alternative to existing diagnostic methodologies. T2MR is a miniaturized, magnetic resonance-based approach that measures how water molecules react in the presence of magnetic fields. Our proprietary platform is capable of detecting a variety of targets, including:

•molecular targets, such as DNA;

•immunodiagnostics targets, such as proteins; and

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

We also believe T2MR is the first technology that can rapidly and accurately detect the presence of molecular targets within samples without the need for time- and labor-intensive purification or extraction of target molecules from the sample, such as that required by traditional polymerase chain reaction, or PCR, where 90% or more of the target can be lost. We can eliminate these steps because the T2 relaxation signal is not compromised or disrupted by the sample background, even the highly complex sample background that is present after a target amplification process, such as thermocycling. This enables T2MR’s low limit of detection, such as 1 CFU/mL, compared to the 100 to 1,000 CFU/mL typically required for PCR-based methods. Over 100 studies published in peer-reviewed journals have featured T2MR in a breadth of applications, including the direct detection and measurement of targets in various sample types, such as whole blood, plasma, serum, saliva, sputum and urine. We believe our T2MR technology will have potential applications within and outside of the in vitro diagnostics market, including environmental, food safety, industrial and veterinary applications.

Our Instruments

Utilizing T2MR, we have developed and received FDA marketing clearance for the T2Dx, a bench-top instrument for detecting pathogens associated with sepsis and Lyme disease, as well as other applications, and we have developed the T2Plex Instrument, or the T2Plex, a compact, fully integrated instrument for hemostasis applications.

T2Dx

The T2Dx is an easy-to-use, bench-top instrument that is capable of running a broad range of diagnostic tests and is fully automated from patient sample input to result, eliminating the need for manual work flow steps such as pipetting that can introduce risks of cross-contamination. To perform a diagnostic test, the patient sample tube is snapped onto our disposable test cartridge, which is pre-loaded with all necessary reagents. The cartridge is then inserted into the T2Dx, which automatically processes the sample and then delivers a diagnostic test result.

The initial panels designed to run on the T2Dx are T2Candida and T2Bacteria, which are focused on identifying life-threatening pathogens associated with sepsis. In 2014 we received FDA marketing clearance for the T2Dx and T2Candida. In late 2015 we initiated the collection of samples to support clinical trials for T2Bacteria and in early 2017 we initiated a multi-site clinical trial for T2Bacteria. T2Lyme, which is in development, will also run on the T2Dx.

T2Plex

We have also applied T2MR to develop the T2Plex, which is a compact, fully integrated instrument capable of rapidly providing comprehensive hemostasis measurements, including platelet function, clotting time and clot degradation, also known as fibrinolysis.

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

In 2016, the U.S. Department of Health and Human Services reported that sepsis is the most expensive hospital-treated condition in the United States, with an economic burden to hospitals exceeding $23 billion annually, almost double that of acute myocardial infarction. The high cost of treating sepsis is primarily driven by the extended hospitalization of patients. We believe there are many effective, targeted therapeutic choices that could reduce overall hospitalization costs if applied earlier, but clinicians need to more rapidly identify the specific sepsis-causing pathogens in order to make more informed, targeted treatment decisions. Today, the diagnostic standard to identify these pathogens is blood culture-based, despite typically requiring one to six or more days to generate species-specific results.

The following table reflects key statistics from the 2016 U.S. Department of Health and Human Services study regarding the five most expensive hospital-treated conditions:

		U.S. hospital	Percentage
		costs	of total
Rank	Condition	(in billions)	inpatient costs
1	Sepsis	$23.6	6.2%
2	Osteoarthritis	16.5	4.3
3	Liveborn	13.3	3.5
4	Complication of device, implant or graft	12.4	3.3
5	Acute myocardial infarction (heart attack)	12.0	3.2

Over 1.6 million individuals are diagnosed with sepsis each year, 1.35 million of whom are at high risk for infection due to their suppressed immune system or their presence in critical care units. Virtually all of these patients are rapidly treated with broad-spectrum antibiotic drugs because there is no diagnostic manner for determining the type of infection. Of these 1.35 million patients with sepsis and at high risk for infection, approximately 40% do not respond to broad-spectrum antibiotic treatment. Of these patients that are non-responsive, approximately 25% of them have a Candida infection, with the remaining patients having a bacterial infection. Broad-spectrum antibiotics do not treat these Candida and bacterial infections therefore more targeted drugs are required.

We estimate that approximately 15 million patients are tested for bloodstream infections in the United States annually. Of these, approximately 6.75 million are at high risk for a Candida infection and an additional two million, or approximately 8.75 million, in total are at high risk for a bacterial infection. We believe that our sepsis products have the potential to enable clinicians to make earlier therapeutic decisions that can reduce the mortality rate for sepsis by over 50% and save the hospitals an estimated $12 billion annually by testing all high risk patients with T2Candida and T2Bacteria.

Each year, over 18 million cases of sepsis are diagnosed outside of the United States, with estimated mortalities exceeding five million patients, making sepsis a leading cause of death worldwide.

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

For most PCR-based diagnostics, nucleic acid extraction of target cells from the sample is performed to remove inhibitory substances that may interfere with the amplification reaction. While PCR amplifies the target signal, this loss of target cells impairs the ability to detect, resulting in typical limits of detection of 100 to 1,000 CFU/mL, which is insufficient for species-specific sepsis diagnostics.

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

Our Solution

T2MR delivers what we believe no other technology currently available can: a rapid, sensitive and simple diagnostic platform that enables sepsis applications, including T2Candida and our product candidate, T2Bacteria that can identify specific sepsis pathogens directly from an unpurified blood sample in hours instead of days at a level of accuracy equal to or better than blood culture-based diagnostics.  We believe T2MR sepsis applications provide a pathway for more rapid and targeted treatment of infections, potentially reducing the mortality rate by as much as 75% if a patient is treated within 12 hours of suspicion of infection and significantly reducing the cost burden of sepsis. Each year, approximately 500,000 patients in the United States die from sepsis. According to a study published by Critical Care Medicine in 2006, in sepsis patients with documented hypotension, administration of effective antimicrobial therapy within the first hour of detection was associated with a survival rate of 79.9% and, over the ensuing six hours, each hour of delay in initiation of treatment was associated with an average decrease in survival of 7.6%; the survival rate for septic patients who remained untreated for greater than 36 hours was approximately 5%.

We believe T2MR sepsis applications address a significant unmet need in in vitro diagnostics by providing:

•Limits of Detection as Low as 1 CFU/mL.  T2MR is the only technology currently available that can enable identification of sepsis pathogens directly from a patient’s blood sample at limits of detection as low as 1 CFU/mL.

•Rapid and Specific Results in as Few as Three Hours.  T2MR is the only technology that can enable species-specific results for pathogens associated with sepsis, directly from a patient’s blood sample, without the need for blood culture, to deliver an actionable result in three hours.

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

Our first FDA-cleared products, the T2Dx and T2Candida, focus on the most lethal form of common blood stream infections that cause sepsis, Candida, which has an average mortality rate of approximately 40%, and according to a 2005 report published in Antimicrobial Agents and Chemotherapy, this high mortality rate can be reduced to 11% with the initiation of targeted therapy within 12 hours of presentation of symptoms. Currently, a typical patient with a Candida infection averages 40 days in the hospital, including nine days in intensive care, resulting in an average cost per hospital stay of over $130,000 per patient.  In a study published in the American Journal of Respiratory and Critical Care Medicine in 2009, providing targeted antifungal therapy within 24 hours of the presentation of symptoms decreased the length of hospital stay by approximately ten days and decreased the average cost of care by approximately $30,000 per patient. In addition, many hospitals initiate antifungal drugs, such as Caspofungin or Micafungin, while waiting for blood culture-based diagnostic results. We estimate this practice costs approximately $500 per patient and is currently in use for over 40% of high-risk patients on average and for all high-risk patients in some hospitals. A negative result from T2Candida can provide timely data allowing physicians to avoid unnecessary antifungal treatment and potentially reduce the treatment cost further.

We believe that by identifying the specific species of Candida, physicians can administer the most effective therapy, which will significantly improve patient outcomes and reduce hospital costs. We further believe that the adoption of the T2Dx and T2Candida can decrease both the high mortality rate and excessive costs of Candida infections because these products can enable clinicians to make earlier and more informed decisions by providing positive test results to direct therapy and negative test results to reduce the use of antifungal drugs.

We are also developing T2Bacteria, a multiplex diagnostic panel that detects the major bacterial pathogens associated with sepsis that are frequently not covered by first-line antibiotics. T2Bacteria will also run on the T2Dx and is expected to address the same approximately 6.75 million symptomatic high-risk patients as T2Candida while also expanding our reach to a new population of patients who are at increased risk for bacterial infections, including an additional two million people presenting with symptoms of infection in the emergency room setting. We expect that T2Bacteria will achieve similar performance capabilities and provide similar benefits as T2Candida.

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

The following tables illustrate the results of the direcT2 trial. The primary sensitivity and specificity analysis is presented in Table A, followed by sub-analyses in Tables B and C. Additional data on the LoD and the time to results of T2Candida and the T2Dx are included in the remaining tables.

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

•T2Candida demonstrated an average time to positive result of 4.4 hours compared to blood culture average time to result of 129 hours;

•T2Candida demonstrated an average time to negative result of 4.2 hours compared to blood culture average time to result of >120 hours; and

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

University of Houston Study — Diagnostic Microbiology and Infectious Disease

We sponsored an independent study at the University of Houston to directly compare the sensitivity and time to result of T2Candida running on the T2Dx and blood culture-based diagnostics. In this study, contrived blood samples were split between T2Candida using the T2Dx and standard blood culture. The study showed improved performance of T2Candida over blood culture in terms of speed and sensitivity. The following findings were published in an article entitled “Comparison of the T2Dx Instrument with T2Candida Diagnostic Panel and Automated Blood Culture in the Detection of Candida Species Using Seeded Blood Samples” in Diagnostic Microbiology and Infectious Disease in 2013:

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

Clinical Data Review of T2MR and T2Candida—Future Microbiology

Dr. Michael Pfaller (T2 Biosystems Chief Medical Officer), Donna Wolk, PhD (Geisinger Health System), and Tom Lowery, PhD (T2 Biosystems Chief Scientific Officer) collaborated to perform a meta-analysis of T2MR and T2Candida data that was published in Future Microbiology in 2015 with the title T2MR and T2Candida: novel technology for the rapid diagnosis of candidemia and invasive candidiasis. The article had the following overall summary statements and conclusions:

•There is an urgent need to rapidly and accurately detect and identify fungal pathogens. Current culture-based methodologies are too slow and, with some organisms like C. glabrata, may fail altogether due to the insensitivity of some blood culture systems to detect this slow-growing species.

•The development and FDA approval of the T2Candida Panel represents the advent of a new class of infectious disease diagnostics that enable rapid, direct detection and identification of pathogens in a culture-independent manner. The new panel will reduce the time to detection and species identification for common Candida species.

•As of the date of publication of the article, the T2Candida Panel had identified over 31 cases of candidemia and 12 cases of candidiasis. In the latter 12 cases, blood culture was unable to detect any of those proven infections. There were an additional ten patients with probable or suspected invasive candidiasis, but patient record review was not available to include these cases. More specifically, across all studies to date,

T2Candida had successfully detected 43 of 45 patients with confirmed candidemia (31/33) or candidiasis (12/12). When including patients with probable candidiasis, T2Candida detected 10 of 10 patients, totaling 53 of 55 cases detected for candidemia or candidiasis. In this aggregate population, blood culture only detected 33 of 55 patients.  Table 7 from the article summarizes the data showing increases in sensitivity for T2Candida vs. blood culture.

•	Across all studies to date, T2Candida had an overall specificity of greater than 99.4% from more than 1,560 patients.

•

Application of the T2Candida Panel facilitates the diagnosis of candidemia and other forms of invasive candidiasis and promises to have major clinical impact resulting from the diagnosis of previously unrecognized, deep-seated candidiasis as well as from the ‘real-time’ (hours) detection of candidemia.  The earlier species-level diagnosis provided by the T2Candida Panel will allow targeted pre-emptive antifungal therapy which should result in a decrease in Candida-associated morbidity, mortality, and excess length of stay in the hospital and at the same time reduce unnecessary empiric antifungal therapy.  The T2Candida Panel provides breakthrough performance in the detection and identification of Candida direct from patient samples and may significantly impact patient mortality and hospital costs.

Customer Presentations

In 2016, four customers reported on their experiences with the T2Candida Panel. Below is a summary of those reports.

•

Investigators at the Henry Ford Health System reported data that demonstrated that after the implementation of T2Candida in their hospital system, the hospital system projected that it may save an estimated $2.3M annually, reduced median ICU length of stay by seven days per patient (p=0.009), and reduced total length of stay by four days per patient (p=0.164).

•

Investigators at the Lee Health System reported that after the implementation of T2Candida, they have experienced a reduction in the average length of stay per patient by 7 days, unnecessary antifungal therapy was avoided in 41% of patients, and unnecessary antifungal therapy was discontinued after 1 dose in another 15% of patients, and the average net antifungal savings was $195 for every patient tested with T2Candida.

•

Investigators at Riverside Community Hospital reported that implementation of T2Candida led to therapy being discontinued for 100% of patients who tested negative, and for patients who tested positive and had not been on antifungals prior to testing, 83% of patients who tested positive received appropriate therapy within six hours of blood drawing and 100% within nine hours of blood draw.

•

Investigators at Huntsville Hospital, showed that use of the T2Candida panel resulted in reduction in duration of therapy and time to de-escalation in negative patients. This yielded net pharmacy savings of approximately $280 per patient tested. T2Candida also detected 56% more positive patients than blood culture.

Lyme Disease

We believe that T2MR can also address the significant unmet need associated with Lyme disease, a tick-borne illness that can cause prolonged neurological disease and musculoskeletal disease. For patients with Lyme disease, early diagnosis and appropriate treatment significantly reduces both the likelihood of developing neurological and musculoskeletal disorders, as well as the significant costs associated with treating these complications. Multiple diagnostic methods are used to test for Lyme disease today, which are labor-intensive, can take weeks to process, and are subject to high false negative rates due to their inability to detect the disease, making each method unreliable in the diagnosis of the condition. Because of these limitations, patients are frequently misdiagnosed or are delayed in the diagnosis of this disease.

According to the CDC, Lyme disease affects approximately 30,000 people in the U.S. each year, but the CDC also estimates that the actual number is closer to 360,000 due to under-reporting because of poor diagnostic methods. Approximately 3.4 million tests are run for Lyme disease each year, including serology testing, PCR techniques and blood culture, which has low sensitivity and takes approximately two to three weeks to provide results.  Inadequate identification of Lyme disease may lead to antibiotic resistance, significant costs, and transmission of the disease through healthcare procedures such as blood transfusion. The misdiagnosis of Lyme disease has been reported to have an annual cost of more than $10,000 per patient in the United States, representing over $3 billion per year.

Our product candidate, T2Lyme is designed to identify the bacteria that cause Lyme disease directly from the patient’s blood, without the need for blood culture which, for the bacteria associated with Lyme disease, can take several weeks. The test panel is expected to be run on the T2Dx Instrument, the same instrument currently used to run our T2Candida test panel and in the future, our T2Bacteria Panel product candidate. We anticipate the T2Lyme test panel to benefit from similar advantages provided by T2MR as the T2Candida Panel, including high sensitivity, high specificity, ease of use and rapid time to result. T2Lyme may provide accurate and timely diagnosis of Lyme disease and may prevent the evolution of the disease to its later stages with associated neurological and musculoskeletal diseases.

We expect that existing CPT codes will be used to facilitate reimbursement of our T2Lyme diagnostic panel.

The T2Lyme Panel identifies the microorganisms responsible for most cases of Lyme disease in North America and Europe. These three species of Borrelia are B. afzelii,  B. garinii, and B. burgdorferi and are detected directly in whole blood using T2MR and the same methodology used in the T2Candida and T2Bacteria tests. Preliminary data demonstrate that the detection of three species of Borrelia at limits of detection as low as 10 cells/mL was achieved in spiked whole blood and detection of spirochetes in clinical samples from patients with early stage Lyme disease has been demonstrated using T2MR.

In 2016 Dr. Tom Lowery, our Chief Scientific Officer, presented on the T2Lyme Panel at a forum titled “Diagnostic Tests for Lyme Disease: A Reassessment” held at the Banbury Center of the Cold Spring Harbor Laboratory. In this presentation he reported preliminary T2Lyme limit of detection data that consisted of N=60 replicates for each target species consisting of three spike preparations of N=20 across three successive days prepared with a quantitative spiking method. Positivity rates were ≥95% for B. afzelii and B. burgdorferi at 5 cells/mL and B. garinii at 8 cells/mL. Additionally, Dr. Lowery shared data from initial clinical samples. Samples were frozen, ethylenediaminetetraacetic acid whole blood samples from patients diagnosed with Early Stage Lyme disease at the Gunderson Clinic in Wisconsin. All 21 samples had confirmed Erythema multiforme lesions and were tested with a Gunderson Clinic PCR test and the T2Lyme T2MR test. Only one sample tested positive by PCR, which was confirmed by T2MR. Seven additional samples were tested negative by PCR but were tested positive by T2MR. Of the 21 samples, 8 were positive for B. burgdorferi by T2MR, demonstrating that T2MR can detect Borrelia cells in blood samples from infected patients.

Hemostasis

Another significant unmet clinical need is the diagnosis and management of impaired hemostasis, which is a life-threatening condition in which a patient is unable to promote the formation of blood clots to stabilize excessive bleeding. Within the broader population of patients with symptoms of impaired hemostasis, there are over ten million trauma patients in the United States annually. These trauma patients typically face life-threatening injuries or invasive surgical procedures. Approximately 25% of trauma patients have impaired hemostasis, which frequently goes undetected during the initial hospitalization. According to a study in the Journal of the American College of Surgeons, for trauma patients with symptoms of impaired hemostasis, mortality rates were reduced from 45% to 19% with more rapid delivery of therapy. Today, there is no hemostasis diagnostic method that can rapidly provide comprehensive results. We estimate that rapid, targeted treatment for trauma patients with impaired hemostasis can reduce healthcare costs in the United States by nearly $2 billion each year due to more efficient utilization of scarce and expensive blood products and more rapid patient stabilization, reducing length of hospital stays by approximately 20%.

Because the hemostasis status of trauma patients changes frequently, patients are on average tested three times per episode, which we estimate results in approximately 13 million hemostasis tests performed annually on trauma patients in the United States alone. We believe this unmet need represents a nearly $1 billion annual market opportunity, which will be the initial focus for the T2Plex and T2HemoStat.

Existing hemostasis screening methods have a range of limitations. Such screening can require:

•up to 24 hours to provide a diagnosis;

•large volumes of blood from patients;

•as many as five separate instruments to provide comprehensive results;

•highly skilled technicians; and

•specialty laboratories.

The T2Plex and T2HemoStat are designed to utilize T2MR and are designed to provide hemostasis measurements in less than 45 minutes. Our product candidate, T2HemoStat, is a comprehensive panel of diagnostic tests that can provide data across the hemostasis spectrum, including measurements of fibrinogen, platelet activity, and clot lysis. We believe that T2HemoStat may be the first panel capable of rapidly identifying key coagulation, platelet and other hematologic factors directly from whole blood on a single, easy-to-operate, compact instrument that will provide all of the following benefits:

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

While the panel of HemoStat diagnostic tests is focused on addressing the unmet need for trauma patients, T2HemoStat can be expanded to add diagnostic tests that can address the needs of the broader population of patients with impaired hemostasis.

We also believe T2MR will be able to identify novel biomarkers with important clinical utility. For example, in a 2014 peer-reviewed article featured on the cover of the journal, Blood, T2MR was used to identify a new clot structure that has potential as a novel biomarker which could provide additional actionable information to manage patients with impaired hemostasis after trauma.

The company is exploring partnership opportunities to complete the development and commercialization of these products.

Sales, Marketing and Distribution

We are working to drive awareness and adoption of our T2MR technology and related products by building a direct sales force in the United States, initially targeting high-volume hospitals, and continuing to educate physicians, key decision makers and thought leaders through publishing scientific data in peer-reviewed journals, presenting at major industry conferences and conducting and supporting clinical studies.    We have added a small team of employees in Europe to support our network of European distributors.

During 2016 we expanded our direct sales force to 18 commissioned representatives, excluding managers. Our sales representatives, employing a clinical data-driven sales approach, focus on the clinical performance of our products, the improved outcomes for patients and the economic value for hospitals, including customizable budgetary impact analysis. They demonstrate the ease-of-use of our products and the advantages of our products over blood culture-based diagnostics. We plan to continue to invest in our direct sales force as we expand both the array of diagnostic panels and our customer reach.

Today, our sales force markets the T2Dx and T2Candida directly to hospitals in the United States, initially targeting the 450 hospitals treating the largest number of high-risk patients. We estimate that these 450 centers annually treat an average of over 5,000 symptomatic patients at high risk for a Candida infection, representing over one-third of the expected market for T2Candida. If these leading institutions adopt our technology, we expect a positive network effect in the hospital community, accelerating adoption of T2Candida. We believe key aspects of healthcare reform, including the focus on cost containment, risk-sharing, and outcomes-based treatment and reimbursement, align with the value proposition of our sepsis products, contributing positively to their adoption. We believe the key decision-makers at hospitals will be infectious disease and critical care physicians, laboratory directors, the hospital pharmacy and hospital administrators. In response to the severity and complexity of managing bloodstream infections, a growing number of hospitals have instituted antimicrobial stewardship committees to control hospital practices related to infections, including the use of antibiotic and antifungal therapy. These committees typically include the key decision-makers, and we believe they will provide a central forum to present the benefits of our products. In addition, we plan to continue to publish scientific data in peer-reviewed journals, present at major industry conferences and conduct and support clinical trials to provide additional data relative to the performance of T2Candida to these decision-makers.

Outside of the United States, we have received regulatory approvals in Europe and expect to seek regulatory approvals in other international markets and to launch our platform through distributor partners who will deploy a similar model to our sales approach in the United States.  In July 2014, we received CE marking for T2Candida and the T2Dx. As of the end of 2016, we had distributors in Italy, Spain, Portugal, Germany, France, Denmark, Sweden, and Norway.  These distributors have extensive knowledge of infectious diseases and microbiology.  They have strong, existing relationships with European thought leaders in these areas and have good relationships with important hospitals in their respective countries.  We continue to develop partner relationships in other key European markets and will further investigate potential distribution channels in other key markets around the world.  We have employed a small team of direct sales/marketing and field service providers to support the efforts of our distributors in the European Union, or the EU.

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

We are the owner or licensee of over 50 patents and over 50 patent applications and possess substantial know-how and trade secrets which protect various aspects of our business and products. The patent families comprising our patent portfolio are primarily focused on protection of a range of general and specific attributes of our proprietary assay architecture and assay instrumentation for our T2Candida product and our T2Bacteria and T2Lyme product candidates, as well as protection of certain aspects of the conduct of the assays and detection of analytes. We also own several patent families covering various aspects of our T2HemoStat assay, including the assay architecture and conduct of the analysis. The issued patents in our patent families that cover T2Candida and T2Bacteria are expected to expire between 2023 and 2031, while additional pending applications covering T2Candida and T2Bacteria would be expected, if issued, to expire as late as 2037.  The issued patents in our patent families that cover T2HemoStat are expected to expire between 2029 and 2032, while additional pending applications covering T2HemoStat, if issued, will be expected to expire as late as 2037.  The issued patents in our patent families that cover T2Lyme are expected to expire between 2023 and 2031, while additional pending applications covering T2Lyme would be expected, if issued, to expire as late as 2037.  In all cases, the expiration dates are subject to any extension that may be available under applicable law.

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

Companies that currently provide traditional blood culture-based diagnostics include Becton Dickinson & Co. and bioMerieux, Inc. In addition, companies offering post-culture species identification using both molecular and non-molecular methods include bioMerieux, Inc. (and its affiliate, BioFire Diagnostics, Inc.), Bruker Corporation, Accelerate Diagnostics, Luminex, Genmark, Cepheid and Beckman Coulter, a Danaher company.  These post-culture competitors rely on a positive result from blood culture in order to perform their tests, significantly prolonging their results when compared to T2MR. Some of the products offered by our competitors require hours of extensive hands-on labor by an operator, while some rely on high concentrations of pathogens present in a positive blood culture, which can require a final concentration of at least 1,000,000 CFU/mL. In addition, there may be a number of new market entrants in the process of developing other post-blood culture diagnostic technologies that may be perceived as competitive with our technology.

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

After a PMA application is submitted and filed, the FDA begins an in-depth review of the submitted information, which typically takes between one and three years, but may take significantly longer. During this review period, the FDA may request additional information or clarification of information already provided. Also during the review period, an advisory panel of experts from outside the FDA will usually be convened to review and evaluate the application and provide recommendations to the FDA as to the approvability of the device. In addition, the FDA will conduct a pre-approval inspection of the manufacturing facility to ensure compliance with Quality System Regulation, or QSR, which imposes elaborate design development, testing, control, documentation and other quality assurance procedures in the design and manufacturing process. The FDA may approve a PMA application with post-approval conditions intended to ensure the safety and effectiveness of the device including, among other things, restrictions on labeling, promotion, sale and distribution and collection of long-term follow-up data from patients in the clinical study that supported approval. Failure to comply with the conditions of approval can result in materially adverse enforcement action, including the loss or withdrawal of the approval. New PMA applications or supplements are required for significant modifications to the manufacturing process, labeling of the product and design of a device that is approved through the PMA process. PMA supplements often require submission of the same type of information as an original PMA application, except that the supplement is limited to information needed to support any changes from the device covered by the original PMA application, and may not require as extensive clinical data or the convening of an advisory panel.

De novo Classification Process

Medical device types that the FDA has not previously classified as Class I, II, or III are automatically classified into Class III regardless of the level of risk they pose. The Food and Drug Administration Modernization Act of 1997 established a new route to market for low to moderate risk medical devices that are automatically placed into Class III due to the absence of a predicate device, called the “Request for Evaluation of Automatic Class III Designation,” or the de novo classification procedure. This procedure allows a manufacturer whose novel device is automatically classified into Class III to request down-classification of its medical device into Class I or Class II on the basis that the device presents low or moderate risk, rather than requiring the submission and approval of a PMA application. Prior to the enactment of the Food and Drug Administration Safety and Innovation Act, or FDASIA, in July 2012, a medical device could only be eligible for de novo classification if the manufacturer first submitted a 510(k) premarket notification and received a determination from the FDA that the device was not substantially equivalent. FDASIA streamlined the de novo classification pathway by permitting manufacturers to request de novo classification directly without first submitting a 510(k) premarket notification to the FDA and receiving a not substantially equivalent determination. Under FDASIA, FDA is required to classify the device within 120 days following receipt of the de novo application. If the manufacturer seeks reclassification into Class II, the manufacturer must include a draft proposal for special controls that are necessary to provide a reasonable assurance of the safety and effectiveness of the medical device. In addition, the FDA may reject the reclassification petition if it identifies a legally marketed predicate device that would be appropriate for a 510(k) or determines that the device is not low to moderate risk or that general controls would be inadequate to control the risks and special controls cannot be developed. We utilized the de novo classification process to obtain marketing clearance for our T2Dx and T2Candida devices, which were given a Class II designation.  We received marketing clearance for these devices from the FDA on September 22, 2014.

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

Pervasive and Continuing U.S. Food and Drug Administration Regulation

After a medical device is placed on the market, numerous FDA regulatory requirements apply, including, but not limited to the following:

•the Quality System Regulation, or QSR, which requires manufacturers to follow design, testing, control, documentation and other quality assurance procedures during the manufacturing process;

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

In the European Economic Area, or EEA, which comprises the 28 Member States of the EU plus Liechtenstein, Norway and Iceland, in vitro medical devices are required to conform with the essential requirements of the EU Directive on in vitro diagnostic medical devices (Directive 98/79/EC, as amended). To demonstrate compliance with the essential requirements, the manufacturer must undergo a conformity assessment procedure. The conformity assessment varies according to the type of medical device and its classification. For low-risk devices, the conformity assessment can be carried out internally, but for higher risk devices (self-test devices and those included in List A and B of Annex II of Directive 98/79/EC) it requires the intervention of an accredited EEA Notified Body. If successful, the conformity assessment concludes with the drawing up by the manufacturer of an EC Declaration of Conformity entitling the manufacturer to affix the CE mark to its products and to sell them throughout the EEA. We concluded an assessment of the conformity of the T2Dx and T2Candida with the EU in vitro diagnostic medical devices directive in late 2014, based upon an EC Declaration of Conformity dated July 7, 2014 and updated on September 9, 2015 and May 26, 2016, allowing us to affix the CE mark to these products.

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

Moreover, Section 6002 of the Affordable Care Act included new requirements for device manufacturers, among others, to report certain payments or “transfers of value” provided to physicians and teaching hospitals, and to report ownership and investment interests held by physicians and their immediate family members during the preceding calendar year. Section 6002 of the Affordable Care Act includes in its reporting requirements a broad range of transfers of value including, but not limited to, consulting fees, speaker honoraria, charitable contributions, research payments and grants. We collect data annually and report it to the Centers for Medicare & Medicaid Services, or CMS, no later than the last day of March each year. Failure to report could subject companies to significant financial penalties. Tracking and reporting the required payments and transfers of value may result in considerable expense and additional resources. Several states currently have similar laws and more states may enact similar legislation, some of which may be broader in scope. For example, certain states require the implementation of compliance programs, compliance with industry ethics codes, implementation of gift bans and spending limits, and/or reporting of gifts, compensation and other remuneration to healthcare professionals.

We also may be subject to data privacy and security regulation by both the federal government and the states in which we conduct our business. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their respective implementing regulations, including the final omnibus rule published on January 25, 2013, imposes specified requirements relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH, through its implementing regulations, makes certain of HIPAA’s privacy and security standards directly applicable to business associates, defined as a person or organization, other than a member of a covered entity’s workforce, that creates, receives, maintains or transmits protected health information for or on behalf of a covered entity for a function or activity regulated by HIPAA. In addition to HIPAA criminal penalties, HITECH created four new tiers of civil and monetary penalties and gave state attorney generals new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions. In addition, state laws govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

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

Hospitals, clinical laboratories and other healthcare provider customers that may purchase our products and/or product candidates generally bill various third-party payors to cover all or a portion of the costs and fees associated with diagnostic tests, including the cost of the purchase of our products and/or product candidates. We currently expect that the majority of our diagnostic tests will be performed in a hospital inpatient setting, where governmental payors, such as Medicare, generally reimburse hospitals with a single bundled payment that is based on the patients’ diagnosis under a classification system known as the Medicare severity diagnosis-related groups, or MS-DRGs, classification for all items and services provided to the patient during a single hospitalization, regardless of whether our diagnostic tests are performed during such hospitalization. To the extent that our diagnostic tests will be performed in an outpatient setting, our products and/or product candidates may be eligible for separate payment using existing Current Procedural Terminology, or CPT, codes. Third-party payors may deny coverage, however, if they determine that our products are not cost-effective as determined by the payor, or are deemed by the third-party payor to be experimental or medically unnecessary. We are unable to predict at this time whether our products and/or product candidates, if approved, will be covered by third-party payors. Nor can we predict at this time the adequacy of payments, whether made separately in an outpatient setting or with a bundled payment amount in an inpatient setting. Our customers’ access to adequate coverage and reimbursement for our products and/or product candidates by government and private insurance plans is central to the acceptance of our products. We may be unable to sell our products on a profitable basis if third-party payors deny coverage or reduce their current levels of payment, or if our costs of production increase faster than increases in reimbursement levels.

Healthcare Reform

In the United States and foreign jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes to the healthcare system seeking, among other things, to reduce healthcare costs that could affect our future results of operations as we begin to directly commercialize our products.

By way of example, in the United States, the Affordable Care Act which was signed into law in March 2010, substantially changed the way healthcare is delivered and financed by both governmental and private insurers. Among other things, the Affordable Care Act:

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

Research and Development

We have committed, and expect to commit, significant resources to developing new technologies and products, improving product performance and reliability and reducing costs. We have assembled an experienced research and development team with the scientific, engineering, software and process talent that we believe is required to successfully grow our business. We are currently focused on several product candidates and enhancements utilizing our T2MR platform. We incurred research and development expenses of $24.0 million for the year ended December 31, 2016, $25.4 million for the year ended December 31, 2015 and $19.8 million for the year ended December 31, 2014. Research and development expenses represented 44% of our total costs and expenses for the year ended December 31, 2016, 55% of our total costs and expenses for the year ended December 31, 2015 and 64% of our total costs and expenses for the year ended December 31, 2014. Major components of the research and development expenses were salaries and benefits, research-related facility and overhead costs, laboratory supplies, equipment and contract services.

We continuously seek to improve T2MR, including improvements in its technology and accessibility. As we make improvements, we anticipate we will make available new and improved generations of our diagnostic instruments and panels. Our technology developmental efforts are focused on applying T2MR to additional potential applications in the in vitro diagnostics area. We are continuing our development of T2Bacteria and have initiated the collection of samples to support clinical trials for T2Bacteria through 2017. We believe that technical advantage is important to sustain a competitive advantage, and therefore our research and development efforts are focused on the continued enhancement of our T2MR platform. We are dedicated to ongoing innovation to T2MR and expanding our pipeline of product candidates. Our goal is for T2MR to become a standard of care by providing technology that offers a rapid, sensitive and simple diagnostic alternative to existing methodologies for identifying both sepsis and impaired hemostasis, with a long-term objective of targeting the broader in vitro diagnostics market.

Employees

As of December 31, 2016, we had 178 full-time employees, of which 70 work in operations (which includes manufacturing, service and support, clinical and regulatory support, quality control and quality assurance), 52 in research and development, 26 in general and administrative and 30 in sales and marketing.

Facilities

Our corporate headquarters is located in Lexington, Massachusetts, where we currently lease approximately 32,400 square feet of office space, 22,800 square feet of laboratory space and 4,600 square feet of manufacturing space in various facilities. Our base rent, for leases at our corporate headquarters, is $1.9 million annually. We also lease approximately 7,600 square feet in Wilmington, Massachusetts for our manufacturing facility, under a lease that expires in 2017 for $68,000 of base rent annually.

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

We have incurred significant losses since inception through December 31, 2016 and expect to incur losses in the future. Our accumulated deficit as of December 31, 2016 was $203.7 million and we incurred net losses of $54.8 million for the year ended December 31, 2016, and $45.3 million and $31.4 million for the years ended December 31, 2015 and 2014, respectively. We expect that our losses will continue for at least the next few years as we will be required to invest significant additional funds toward the continued development and commercialization of our technology. We also expect that our selling, general and administrative expenses will continue to increase due to the additional costs associated with growing our sales and marketing infrastructure, and obtaining regulatory clearance or approval for our products currently under development. Our ability to achieve or sustain profitability depends on numerous factors, many of which are beyond our control, including the market acceptance of our products and future product candidates, future product development, our ability to achieve marketing clearance from the FDA and international regulatory clearance for future product candidates, our ability to compete effectively against an increasing number of competitors and new products, and our market penetration and margins. We may never be able to generate sufficient revenue to achieve or sustain profitability.

We have a limited operating history and may face difficulties encountered by companies early in their commercialization in competitive and rapidly evolving markets.

We received marketing clearance from the FDA for the T2Dx Instrument and the T2Candida Panel on September 22, 2014 and began commercializing these products in the fourth quarter of 2014. Accordingly, we have a limited operating history upon which to evaluate our business and forecast our future sales and operating results. In assessing our business prospects, you should consider the various risks and difficulties frequently encountered by companies early in their commercialization in competitive and rapidly evolving markets, particularly companies that develop and sell medical devices. These risks include our ability to:

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

The commercialization of T2MR, our T2Dx and T2Candida products and the future commercialization of our other product candidates in the United States and other jurisdictions in which we intend to pursue marketing clearance are key elements of our strategy. If we are not successful in conveying to hospitals that our current products and future product candidates provide equivalent or superior diagnostic information in a shorter period of time compared to existing technologies, or that these products and future product candidates improve patient outcomes or decrease healthcare costs, we may experience reluctance, or refusal, on the part of hospitals to order, and third-party payors to pay for performing a test in which our product is utilized. For example, the T2Candida Panel is labeled for the presumptive diagnosis of candidemia. The results of the web-based survey we conducted of decision makers involved with laboratory purchasing may not be indicative of the actual adoption of T2Candida. In addition, our expectations regarding cost savings from using our products may not be accurate.

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

We believe that the T2Lyme test panel will be able to rapidly identify the bacteria that cause Lyme disease directly from patients’ blood with similar limits of detection as our current sepsis test, T2Candida.  If T2Lyme does not successfully identify Lyme disease in clinical patients with adequate clinical sensitivity and specificity, the revenue opportunity for this product candidate could be limited or not realized at all.

We have limited experience in marketing and selling our products, and if we are unable to expand, manage and maintain our direct sales and marketing organizations, or otherwise commercialize our products, our business may be adversely affected.

Because we received FDA clearance to sell our initial sepsis products in the third quarter of 2014, we have limited experience marketing and selling our products. As of December 31, 2016, our direct sales organization, including marketing, consisted of 30 employees.  Our financial condition and operating results are highly dependent upon the sales and marketing efforts of our sales and marketing employees.  If our sales and marketing efforts fail to adequately promote, market and sell our products, our sales may not increase at levels that are in line with our forecasts.

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

Outside of the United States, we sell our products through distribution partners and there is no guarantee that we will be successful in attracting or retaining desirable distribution partners for these markets or that we will be able to enter into such arrangements on favorable terms. Distributors may not commit the necessary resources to market and sell our products effectively or may choose to favor marketing the products of our competitors. If distributors do not perform adequately, or if we are unable to enter into effective arrangements with distributors in particular geographic areas, we may not realize international sales and growth.

Our sales cycle is lengthy and variable and we have no sales history, which makes it difficult for us to forecast revenue and other operating results.

Our sales process involves numerous interactions with multiple individuals within an organization and often includes in-depth analysis by potential customers of our products, performance of proof-of-principle studies, preparation of extensive documentation and a lengthy review process. As a result of these factors and the budget cycles of our potential customers, the time from initial contact with a potential customer to our receipt of a purchase order from such potential customer, will vary significantly and could be up to 12 months or longer. Given the length and uncertainty of our anticipated sales cycle, we likely will experience fluctuations in our product sales on a period-to-period basis. Expected revenue streams are highly dependent on hospitals’ adoption of our consumables-based business model, and we cannot assure you that our potential hospital clients will follow a consistent purchasing pattern. Moreover, it is difficult for us to forecast our revenue as it is dependent upon our ability to convince the medical community of the clinical utility and economic benefits of our products and their potential advantages over existing diagnostic tests, the willingness of hospitals to utilize our products and the cost of our products to hospitals.  In addition, we only recently started selling the T2Dx and T2Candida products and have a limited sales history to rely on when forecasting revenue and other operating results.

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

We believe that the successful completion of our pivotal T2Bacteria clinical trial, publication of scientific and medical results in peer-reviewed journals and presentation of data at leading conferences are critical to the broad adoption of T2MR. Publication in leading medical journals is subject to a peer-review process, and peer reviewers may not consider the results of studies involving T2MR sufficiently novel or worthy of publication.

If we are unable to successfully manage our growth, our business will be harmed.

During the past few years, we have significantly expanded our operations. We expect this expansion to continue to an even greater degree as we continue to commercialize our initial sepsis products, continue to build a targeted sales force and as we seek marketing clearance from the FDA and international regulatory clearance of our future product candidates. Our growth has placed, and will continue to place, a significant strain on our management, operating and financial systems and our sales, marketing and administrative resources. As a result of our growth, operating costs may escalate even faster than planned, and some of our internal systems and processes, including those relating to manufacturing our products, may need to be enhanced, updated or replaced. Additionally, our anticipated growth will increase demands placed on our suppliers, resulting in an increased need for us to manage our suppliers and monitor for quality assurance.  If we cannot effectively manage our expanding operations, manufacturing capacity and costs, including scaling to meet increased demand and properly managing suppliers, we may not be able to continue to grow or we may grow at a slower pace than expected and our business could be adversely affected.

Our future capital needs are uncertain, and we may need to raise additional funds in the future.

We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash requirements for at least the next 12 months from the date of issuance of these consolidated financial statements. However, we may need to raise substantial additional capital to:

•expand our product offerings;

•expand our sales and marketing infrastructure;



•increase our manufacturing capacity;

•fund our operations; and

•continue our research and development activities.

Our future funding requirements will depend on many factors, including:

•our ability to obtain marketing clearance from the FDA and international regulatory clearance to market our future product candidates;

•market acceptance of our products and product candidates;

•the cost and timing of establishing sales, marketing and distribution capabilities;

•the cost of our research and development activities;

•the ability of healthcare providers to obtain coverage and adequate reimbursement by third-party payors for procedures using our products and product candidates;

•the cost and timing of marketing clearance or regulatory clearances;

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

We market our initial sepsis products to the approximately 450 leading hospitals in the United States in which the top one-third of patients at highest risk of suffering from sepsis are concentrated.  We are also targeting the top-tier hospitals in each of the European markets where we currently sell our products. We may not be successful in promoting adoption of our technologies in those targeted hospitals, which may make it difficult for us to achieve broader market acceptance of these products.

We utilize third-party, single-source suppliers for some components and materials used in our products and product candidates, and the loss of any of these suppliers could have an adverse impact on our business.

We rely on single-source suppliers for some components and materials used in our products and product candidates. Our ability to supply our products commercially and to develop any future products depends, in part, on our ability to obtain these components in accordance with regulatory requirements and in sufficient quantities for commercialization and clinical testing. We have entered into supply agreements with most of our suppliers to help ensure component availability and flexible purchasing terms with respect to the purchase of such components.  While our suppliers have generally met our demand for their products on a timely basis in the past, we cannot assure that they will in the future be able to meet our demand for their products, either because we do not have long-term agreements with those suppliers, our relative importance as a customer to those suppliers, or their ability to produce the components used in our products.

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

Our future success will depend on the market’s confidence that our technologies can provide reliable, high-quality diagnostic results. We believe that our customers are likely to be particularly sensitive to any defects or errors in our products. If our technology fails to detect the presence of Candida or another bacterial pathogen and a patient subsequently suffers from sepsis, or if our technology fails to detect impaired hemostasis and a patient faces adverse consequences from the misdiagnosis, then we could face claims against us or our reputation could suffer as a result of such failures. The failure of our current products or planned diagnostic product candidates to perform reliably or as expected could significantly impair our reputation and the public image of our products, and we may be subject to legal claims arising from any defects or errors.

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

We compete with companies that currently provide traditional blood culture-based diagnostics, including Becton Dickinson & Co. and bioMerieux, Inc. In addition, companies offering post-culture species identification using both molecular and non-molecular methods include bioMerieux, Inc. (and its affiliate, BioFire Diagnostics, Inc.), Bruker Corporation, Accelerate Diagnostics, Luminex, Genmark, Cepheid and Beckman Coulter, a Danaher company.

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

We are developing additional product candidates that we intend to be used with the T2Dx, including T2Bacteria for the detection of certain strains of sepsis-causing bacteria and T2Lyme for the detection of certain strains of Lyme disease-causing bacteria. We are also developing the T2Plex, which we previously referred to as the T2Stat, to be used with our developmental T2HemoStat panel, which is designed to detect impaired hemostasis. We may have problems applying our technologies to these other areas and our new applications may not be as effective in detection as our initial applications. Any failure or delay in creating a customer base or launching new applications may compromise our ability to achieve our growth objectives.

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

As demand for our products increases, we will need to invest additional resources to purchase components, hire and train employees, and enhance our manufacturing processes and quality systems. If we fail to increase our production capacity efficiently while also maintaining quality requirements, our sales may not increase in line with our forecasts and our operating margins could fluctuate or decline. In addition, although we expect some of our product candidates to share product features and components with the T2Dx and the T2Candida panel, manufacturing of these products may require the modification of our production lines, the hiring of specialized employees, the identification of new suppliers for specific components, or the development of new manufacturing technologies. It may not be possible for us to manufacture these products at a cost or in quantities sufficient to make these products commercially viable.  Any future interruptions we experience in the manufacturing or shipping of our products could delay our ability to recognize revenues in a particular quarter and could also adversely affect our relationships with our customers.

We currently develop, manufacture and test our products and product candidates and some of their components in two facilities. If these or any future facility or our equipment were damaged or destroyed, or if we experience a significant disruption in our operations for any reason, our ability to continue to operate our business could be materially harmed.

We currently develop our diagnostic products exclusively in a facility in Lexington, Massachusetts and manufacture and test some components of our products and product candidates in, both, Wilmington and Lexington, Massachusetts. If these or any future facility were to be damaged, destroyed or otherwise unable to operate, whether due to fire, floods, hurricanes, storms, tornadoes, other natural disasters, employee malfeasance, terrorist acts, power outages, or otherwise, or if our business is disrupted for any other reason, we may not be able to develop or test our products and product candidates as promptly as our potential customers expect, or possibly not at all.

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

T2MR relies, in part, on rare earth materials and products. For example, the T2Dx utilizes magnets which are extracted from the earth. Although there are currently multiple suppliers for these rare earth materials, changes in demand for, and the market price of, these magnets could significantly affect our ability to manufacture our T2MR-based instruments and, consequently, our profitability. Rare earth minerals and product prices may fluctuate and are affected by numerous factors beyond our control such as interest rates, exchange rates, inflation or deflation, global and regional supply and demand for rare earth minerals and products, and the political and economic conditions of countries that produce rare earth minerals and products.

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

If treatment guidelines for sepsis change, or the standard of care evolves, we may need to redesign and seek new marketing clearance from the FDA for our products.

If treatment guidelines for sepsis change, or the standard of care evolves, we may need to redesign and seek new marketing clearance from the FDA for our products. For example, current treatment recommendations for Candida infections, including those published by the Infectious Diseases Society of America, call for identical treatment for two species of Candida, C. albicans and C. tropicalis, and identical treatment for two other species, C. glabrata and

C. krusei. Although our T2Candida test is technically capable of distinguishing among these species, we have designed it based on current treatment guidelines and therefore it does not distinguish between two species if they are subject to the same recommended treatment. Our FDA clearance to market the T2Dx and T2Candida in the United States is also based on current treatment guidelines. If treatment guidelines change so that different treatments become desirable for the two species currently subject to the same recommended treatment, the clinical utility of our T2Candida test could be diminished and we could be required to seek marketing clearance from the FDA for a revised test that would distinguish between the two species.

Our ability to use net operating losses to offset future taxable income may be subject to certain limitations.

As of December 31, 2016, we had federal net operating loss carryforwards, or NOLs, to offset future taxable income of $174.9 million, which are available to offset future taxable income, if any, through 2036. Under Section 382 of the Internal Revenue Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its NOLs to offset future taxable income. We may have already experienced one or more ownership changes. Depending on the timing of any future utilization of our carryforwards, we may be limited as to the amount that can be utilized each year as a result of such previous ownership changes. In addition, future changes in our stock ownership, as well as other changes that may be outside of our control, could result in additional ownership changes under Section 382 of the Internal Revenue Code. Our NOLs may also be impaired under similar provisions of state law. We have recorded a full valuation allowance related to our NOLs and other deferred tax assets due to the uncertainty of the ultimate realization of the future benefits of those assets.

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

We generate a portion of our revenue internationally and are subject to various risks relating to our international activities which could adversely affect our operating results.

A portion of our revenue comes from international sources, and we anticipate that we will continue to expand overseas operations. Engaging in international business involves a number of difficulties and risks, including:

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

We may rely on third parties, including medical investigators, to conduct such studies. Our reliance on these third parties for clinical development activities will reduce our control over these activities. These third parties may not complete activities on schedule or conduct studies in accordance with regulatory requirements or our study design. If applicable, our reliance on third parties that we do not control will not relieve us of any applicable requirement to prepare, and ensure compliance with, various procedures required under good clinical practices. If these third parties do not successfully carry out their contractual duties or regulatory obligations or meet expected deadlines, if the third parties need to be replaced or if the quality or accuracy of the data they obtain is compromised due to their failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our studies may be extended, delayed, suspended or terminated, and we may not be able to obtain marketing clearance from the FDA or regulatory clearance for our product candidates.

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

•the Physician Payments Sunshine Act under the Affordable Care Act, which requires manufacturers of drugs, devices, biologicals, and medical supplies for which payment is available under Medicare,

Medicaid, or the Children’s Health Insurance Program, with specific exceptions, to report annually to the CMS information related to payments and other transfers of value to physicians and teaching hospitals, and ownership and investment interests held by physicians and their immediate family members; and

•state or foreign law equivalents of each of the above federal laws, such as anti-kickback and false claims laws, which may apply to items or services reimbursed by any third-party payor, including commercial insurers; state laws that require device companies to comply with the industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws that require manufacturers to report information related to payments and other transfers of value to physicians, hospitals and other healthcare providers or marketing expenditures; and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways, thus complicating compliance efforts.

Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available, it is possible that some of our business activities could be subject to challenge under one or more of such laws. In addition, recent healthcare reforms have strengthened these laws. For example, the Affordable Care Act, among other things, amends the intent requirement of the federal anti-kickback statute. A person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to commit a violation. The Affordable Care Act also codified case law by amending the False Claims Act, such that violations of the federal Anti-Kickback Statute are now deemed violations of the False Claims Act.

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

The Affordable Care Act, enacted in March 2010, made changes that significantly impacted the pharmaceutical and medical device industries and clinical laboratories. Beginning in 2013, certain medical device manufacturers have to pay a medical device excise tax in an amount equal to 2.3% of the price for which such manufacturer sells its medical devices. The excise tax applies to our T2Dx Instrument and T2Candida Panel, and we expect that it will apply to some or all of our product candidates.  The Consolidated Appropriations Act of 2016, signed into law on December 18, 2015, temporarily suspended the 2.3% medical device excise tax for a two-year period from January 1, 2016 through December 31, 2017.

The Affordable Care Act also mandated a reduction in payments for clinical laboratory services paid under the Medicare Clinical Laboratory Fee Schedule, or CLFS, of 1.75% for the years 2011 through 2015 and a productivity adjustment to the CLFS, further reducing payment rates. Some commercial payors are guided by the CLFS in establishing their reimbursement rates. Clinicians may decide not to order clinical diagnostic tests if third-party payments are inadequate, and we cannot predict whether third-party payors will offer adequate reimbursement for procedures utilizing our products and product candidates to make them commercially attractive. To the extent that the diagnostic tests using our products and product candidates are performed on an outpatient basis, these or any future proposed or mandated reductions in payments under the CLFS may apply to some or all of the clinical laboratory tests that our diagnostics customers may use our technology to deliver to Medicare beneficiaries and may indirectly reduce demand for our diagnostic products and product candidates.

Other significant measures for our industry contained in the Affordable Care Act included coordination and promotion of research on comparative clinical effectiveness of different technologies and procedures; initiatives to revise Medicare payment methodologies, such as bundling of payments across the continuum of care by providers and physicians; and initiatives to promote quality indicators in payment methodologies. The Affordable Care Act also includes significant new fraud and abuse measures, including required disclosures of certain financial arrangements with physician customers, lower thresholds for violations and increasing potential penalties for such violations. In addition, the Affordable Care Act establishes an Independent Payment Advisory Board, or IPAB, to reduce the per capita rate of growth in Medicare spending. The IPAB has broad discretion to propose policies to reduce healthcare expenditures, which may have a negative impact on payment rates for services, including our tests. The IPAB proposals may impact payments for clinical laboratory services that our diagnostics customers use our technology to deliver beginning in 2016, and for hospital services beginning in 2020, and may indirectly reduce demand for our diagnostic products and product candidates. To the extent that the reimbursement amounts for sepsis decrease, it could adversely affect the market acceptance and hospital adoption of our technologies.

In addition, other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. On August 2, 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs, including reductions of Medicare payments to providers of up to 2% per fiscal year effective April 1, 2013. Due to subsequent legislative amendments, these reductions will stay in effect through 2024 unless additional congressional action is taken. Further, on January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

We expect that the new presidential administration and U.S. Congress will seek to modify, repeal, or otherwise invalidate all, or certain provisions of, the Affordable Care Act. Since taking office, President Trump has continued to support the repeal of all or portions of the Affordable Care Act. The U.S. House of Representatives and Senate have recently passed a budget resolution that authorizes congressional committees to draft legislation to repeal all or portions of the Affordable Care Act and permits such legislation to pass with a majority vote in the Senate. President Trump has also recently issued an executive order in which he stated that it is his Administration’s policy to seek the prompt repeal of the Affordable Care Act and directed executive departments and federal agencies to waive, defer, grant exemptions from, or delay the implementation of, the provisions of the Affordable Care Act to the maximum extent permitted by law. There is still uncertainty with respect to the impact President Trump’s administration and the U.S. Congress may have, if any, and any changes will likely take time to unfold, and could have an impact on coverage and reimbursement for healthcare items and services covered by plans that were authorized by the Affordable Care Act. However, we cannot predict the ultimate content, timing or effect of any healthcare reform legislation or the impact of potential legislation on us.

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

We rely on patent protection as well as trademark, copyright, trade secret protection and confidentiality agreements to protect the intellectual property rights related to our proprietary technologies. The strength of patents in our field involves complex legal and scientific questions. Uncertainty created by these questions means that our patents may provide only limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage. We own or exclusively license over 25 issued U.S. patents and another approximately 25 pending U.S. patent applications, including provisional and non-provisional filings. We also own or license over 50 pending or granted counterpart applications worldwide. If we fail to protect our intellectual property, third parties may be able to compete more effectively against us and we may incur substantial litigation costs in our attempts to recover or restrict use of our intellectual property.

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

We continue to be subject to applicable securities rules and regulations. These rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, we will be required to furnish a report by our management on our internal control over financial reporting. However, while we remain an emerging growth company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we are engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting.  If we identify one or more material weaknesses, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

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

Item 1B.      UNRESOLVED STAFF COMMENTS

None.

Item 2.       PROPERTY

Our corporate headquarters is located in Lexington, Massachusetts, where we currently lease approximately 32,400 square feet of office space, 22,800 square feet of laboratory space and 4,600 square feet of manufacturing space. Our base rent, for leases at our corporate headquarters, is approximately $2.0 million annually. In addition, we lease approximately 7,600 square feet in Wilmington, Massachusetts for our manufacturing facility, under a lease that expires in 2017 for $68,000 of base rent annually.

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

Year ended December 31, 2016	High	Low

First Quarter	$11.20	$7.45
Second Quarter	$11.30	$7.65
Third Quarter	$8.12	$4.92
Fourth Quarter	$7.46	$4.89

Year ended December 31, 2015	High	Low

First Quarter	$24.04	$14.71
Second Quarter	$19.90	$14.63
Third Quarter	$17.27	$8.45
Fourth Quarter	$12.30	$8.56

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

Stockholders

The last reported sale price of common stock on March 3, 2017 as reported on the NASDAQ Global Market was $6.00. As of March 3, 2017, there were 14 holders of record of our common stock.

Equity Compensation Plan Information

For information regarding securities authorized for issuance under equity compensation plans, see Part III “Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Issuer Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.       SELECTED CONSOLIDATED FINANCIAL DATA

The following tables set forth, for the periods and as of the dates indicated, our selected financial data. The consolidated statement of operations data for the years ended December 31, 2016, 2015, and 2014 and consolidated balance sheet data as of December 31, 2016 and 2015 are derived from our audited financial statements in this Annual Report on Form 10-K. We have derived the consolidated statement of operations data for the year ended December 31, 2013 and 2012 and the consolidated balance sheet data as of December 31, 2014, 2013 and 2012 from our audited financial statements not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of our future results.

	Year ended
	December 31,
Consolidated Statement of Operations Data:	2016	2015	2014	2013	2012
	(in thousands)

Revenue:
Product revenue	$1,747	$599	$—	$—	$—
Research revenue	2,333	2,214	119	266	19
Total revenue	4,080	2,813	119	266	19
Costs and expenses:
Cost of product revenue	6,872	1,740	—	—	—
Research and development	24,009	25,362	19,782	14,936	11,727
Selling, general and administrative	24,077	19,094	11,018	5,022	2,945
Total costs and expenses	54,958	46,196	30,800	19,958	14,672
Loss from operations	(50,878)	(43,383)	(30,681)	(19,692)	(14,653)
Interest expense, net	(4,098)	(1,967)	(721)	(403)	(154)
Other income (expense), net	172	60	12	(515)	352
Net loss	(54,804)	(45,290)	(31,390)	(20,610)	(14,455)
Accretion of redeemable convertible preferred stock to redemption value	—	—	(4,570)	(6,908)	(4,412)
Net loss applicable to common stockholders	$(54,804)	$(45,290)	$(35,960)	$(27,518)	$(18,867)
Net loss per share applicable to common stockholders — basic and diluted	$(2.11)	$(2.21)	$(4.15)	$(19.72)	$(13.86)
Weighted-average number of common shares used in computing net loss per share applicable to common stockholders — basic and diluted (1)(2)(4)(6)	26,015,751	20,501,748	8,674,931	1,395,562	1,361,616

	As of
	December 31,
Consolidated Balance Sheet Data:	2016	2015	2014	2013	2012
	(in thousands)

Cash and cash equivalents (1)(2)(3)(4)(5)	$73,488	$73,662	$73,849	$30,198	$9,709
Total assets	89,568	86,825	78,978	31,837	11,245
Current liabilities	9,885	12,253	5,179	4,060	2,175
Notes payable, net of current portion (3)(5)	39,504	26,121	20,809	3,333	5,198
Warrants to purchase redeemable securities (6)	—	—	—	1,225	695
Total liabilities	50,230	39,886	26,289	8,663	8,318
Redeemable convertible preferred stock (6)	—	—	—	112,813	66,137
Total stockholders’ equity (deficit) (6)	39,338	46,939	53,001	(89,543)	(62,658)

(1) On December 9, 2015 and December 21, 2015, we issued 3,500,000 shares and 191,049 shares of common stock, respectively, in connection with our secondary public offering at $9.75 per share. We raised approximately $33.3 million in net proceeds.

(2) On August 12, 2014, we issued 5,980,000 shares of common stock in connection with our IPO at $11.00 per share. We raised approximately $58.1 million in net proceeds.

(3)On July 11, 2014, December 30, 2014 and December 28, 2015, we received net proceeds of $9.7 million, $10.0 million and $10.0 million, respectively, from our loan and security agreement with Solar Capital, Ltd.

(4)On September 21, 2016, we sold 6,055,341 shares of common stock at $6.56 per share to Canon U.S.A, Inc., for an aggregate cash purchase price of $39.7 million.

(5)On December 30, 2016, we received net proceeds of $39.2 million from our term loan agreement with CRG Servicing LLC and used $28.0 million from the net proceeds to primarily repay the outstanding balance on our loan and security agreement with Solar Capital, Ltd.

(6)In connection with the closing of our IPO on August 12, 2014, all warrants were net settled into shares of common stock and all shares of redeemable convertible preferred stock were converted into common stock.

Item 7.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Annual Report on Form 10-K contains forward-looking statements about us and our industry that involve substantial risks and uncertainties. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our future results of operations and financial position, business strategy, prospective products and product candidates, their expected performance and impact on healthcare costs, marketing clearance from the U.S. Food and Drug Administration, or the FDA, regulatory clearance, reimbursement for our product candidates, research and development costs, timing of regulatory filings, timing and likelihood of success, plans and objectives of management for future operations and future results of anticipated products, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

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

•our ability to obtain marketing clearance from the FDA or regulatory clearance for new product candidates in the United States or any other jurisdiction;

•federal, state, and foreign regulatory requirements, including FDA regulation of our product candidates; and.

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

Business Overview

We are an in vitro diagnostics company that has developed an innovative and proprietary technology platform that offers a rapid, sensitive and simple alternative to existing diagnostic methodologies. We are using our T2 Magnetic Resonance technology, or T2MR, to develop a broad set of applications aimed at lowering mortality rates, improving patient outcomes and reducing the cost of healthcare by helping medical professionals make targeted treatment decisions earlier. T2MR enables rapid detection of pathogens, biomarkers and other abnormalities in a variety of unpurified patient sample types, including whole blood, plasma, serum, saliva, sputum and urine, and can detect cellular targets at limits of detection as low as one colony forming unit per milliliter, or CFU/mL. Our initial development efforts target sepsis and Lyme disease, which are areas of significant unmet medical need in which existing therapies could be more effective with improved diagnostics. On September 22, 2014, we received market clearance from the U.S. Food and Drug Administration, or the FDA, for our first two products, the T2Dx Instrument, or the T2Dx, and the T2Candida Panel, which have the ability to rapidly identify the five clinically relevant species of Candida, a fungal pathogen known to cause sepsis.  In the United States, we have built a direct sales force that is primarily targeting the top 450 hospitals with the highest concentration of patients at risk for Candida infections. In Europe, we have partnered with distributors that target large hospitals in their respective European markets. Three additional diagnostic applications in development are called T2Bacteria, T2Resistance and T2Lyme, which are focused on bacterial sepsis infections and Lyme disease, respectively.  In late 2015, we initiated the collection of patient blood samples to support the clinical trial for T2Bacteria, and in early 2017, we initiated a multi-site clinical trial for T2Bacteria.  We expect that existing reimbursement codes will support our sepsis and Lyme disease product candidates, and that the anticipated economic savings associated with our sepsis products will be realized directly by hospitals.

We believe our sepsis products, which include T2Candida and our product candidate, T2Bacteria, will redefine the standard of care in sepsis management while lowering healthcare costs by improving both the precision and the speed of detection of sepsis-causing pathogens. According to a study published in the Journal of Clinical Microbiology in 2010, targeted therapy for patients with bloodstream infections can be delayed up to 72 hours due to the wait time for blood culture results. In another study published in Clinical Infectious Diseases in 2012, the delayed administration of appropriate antifungal therapy was associated with higher mortality among patients with septic shock attributed to Candida infection and, on that basis, the study concluded that more rapid and accurate diagnostic techniques are needed. Due to the high mortality rate associated with Candida infections, physicians often will place patients on antifungal drugs while they await blood culture diagnostic results which generally take at least five days to generate a negative test result. Antifungal drugs are toxic and may result in side effects and can cost over $50 per day. Our T2Candida Panel’s speed to result coupled with its superior sensitivity as compared to blood culture may help reduce the overuse of ineffective, or even unnecessary, antimicrobial therapy which may reduce side effects for patients, lower hospital costs and potentially counteract the growing resistance to antifungal therapy. The administration of inappropriate therapy is a driving force behind the spread of antimicrobial-resistant pathogens, which the United States Centers for Disease Control and Prevention, or the CDC, recently called “one of our most serious health threats.”

We compete with traditional blood culture-based diagnostic companies, including Becton Dickinson & Co. and bioMerieux, Inc., as well as companies offering post-culture species identification using both molecular and non-molecular methods, including bioMerieux, Inc. (and its affiliate, BioFire Diagnostics, Inc.), Bruker Corporation, Accelerate Diagnostics, Luminex, Genmark, Cepheid and Beckman Coulter, a Danaher company.

We have never been profitable and have incurred net losses in each year since inception. Our accumulated deficit at December 31, 2016 was $203.7 million. Substantially all of our net losses resulted from costs incurred in connection with our research and development programs and from selling, general and administrative costs associated with our operations. We have incurred significant commercialization expenses related to product sales, marketing, manufacturing and distribution of our FDA-cleared T2Dx and T2Candida. In addition, we expect that costs and expenses may increase as we continue to develop other product candidates, improve existing products and maintain, expand and protect our intellectual property portfolio. We may seek to fund our operations through public equity or private equity or debt financings, as well as other sources. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements if and when needed would have a negative impact on our business, results of operations and financial condition and our ability to develop, commercialize and drive adoption of the T2Dx, T2Candida, our product candidate, T2Bacteria, and future T2MR-based diagnostics.

Our Commercial Products and the Unmet Clinical Need

Our initial FDA-cleared products, the T2Dx and T2Candida, utilize T2MR to detect species-specific Candida directly from whole blood in as few as three hours versus the one to six or more days typically required by blood culture-based diagnostics. This allows the patient to potentially receive the correct treatment in four to six hours versus 24 to 144 hours for blood culture. The T2Candida runs on the T2Dx and provides high sensitivity with a limit of detection as low as 1 CFU/mL, even in the presence of antimicrobial therapy.

Our T2Candida Panel

Our direcT2 pivotal clinical trial was designed to evaluate the sensitivity and specificity of T2Candida on the T2Dx. The direcT2 trial consisted of two patient arms: a prospective arm with 1,501 samples from patients with a possible infection and a seeded arm with 300 samples, also obtained from patients with a possible infection. T2Candida and the T2Dx demonstrated a sensitivity of 91.1 percent and a specificity of 99.4 percent. In addition, the speed to a species-specific positive result with T2Candida was 4.4 hours versus 129 hours with blood culture. A negative result from T2Candida was obtained in just 4.2 hours versus greater than 120 hours with blood culture.  The data and other information from the direcT2 pivotal clinical trial was published in January 2015 in Clinical Infectious Diseases.

Sepsis is one of the leading causes of death in the United States, claiming more lives annually than breast cancer, prostate cancer, and AIDS combined, and it is the most expensive hospital-treated condition. Most commonly afflicting immunocompromised, critical care, and elderly patients, sepsis is a severe inflammatory response to a bacterial or fungal infection with a mortality rate of approximately 30%. According to data published by the U.S. Department of Health and Human Services for 2016, the cost of sepsis was over $23 billion in the United States, or approximately 5% of the total aggregate costs associated with domestic hospital stays. Sepsis is typically caused by one or more of five Candida species or over 25 bacterial pathogens, and effective treatment requires the early detection and identification of these specific target pathogens in a patient’s bloodstream. Today, sepsis is typically diagnosed through a series of blood cultures followed by post-blood culture species identification. These methods have substantial diagnostic limitations that lead to a high rate of false negative test results, a delay of up to several days in administration of targeted treatment, and the incurrence of unnecessary hospital expense. In addition, the Survey of Physicians’ Perspectives and Knowledge About Diagnostic Tests for Bloodstream Infections in 2015 reported that negative blood culture results are only trusted by 36% of those physicians.  Without the ability to rapidly identify pathogens, physicians typically start treatment of at-risk patients with broad-spectrum antibiotics, which can be ineffective and unnecessary and have contributed to the spread of antimicrobial resistance. According to a study published by Critical Care Medicine in 2006, in sepsis patients with documented hypotension, administration of effective antimicrobial therapy within the first hour of detection was associated with a survival rate of 79.9% and, over the ensuing six hours, each hour of delay in initiation of treatment was associated with an average decrease in survival of 7.6%.

We believe our sepsis products, which include T2Candida and our product candidate, T2Bacteria, will redefine the standard of care in sepsis management while lowering healthcare costs by improving both the precision and the speed of detection of sepsis-causing pathogens. According to a study published in the Journal of Clinical Microbiology in 2010, targeted therapy for patients with bloodstream infections can be delayed up to 72 hours due to the wait time for blood culture results. In another study published in Clinical Infectious Diseases in 2012, the delayed administration of appropriate antifungal therapy was associated with higher mortality among patients with septic shock attributed to Candida infection and, on that basis, the study concluded that more rapid and accurate diagnostic techniques are needed. Our pivotal clinical trial demonstrated that T2Candida can deliver actionable results in as few as three hours, with an average time to result during the trial of 4.2 hours, compared to the average time to result of one to six or more days typically required for blood-culture-based diagnostics, which we believe will potentially enable physicians to make treatment decisions and administer targeted treatment to patients in four to six hours versus 24 to 144 hours for blood culture. We believe that T2Bacteria will also deliver actionable results in similar timeframes because this diagnostic panel operates similarly to T2Candida and is designed to run on the same instrument as T2Candida.

Candida is the fourth leading hospital-acquired bloodstream infection, afflicting more than 135,000 patients per year in the United States, and the most lethal form of common bloodstream infections that cause sepsis, with an average mortality rate of approximately 40%. This high mortality rate is largely due to a delay in providing targeted therapy to the patient due to the elapsed time from Candida infection to positive diagnosis. According to a study published in Antimicrobial Agents and Chemotherapy, the Candida mortality rate can be reduced to 11% with the initiation of targeted therapy within 12 hours of presentation of symptoms. Additionally, a typical patient with a Candida infection averages 40 days in the hospital, including nine days in intensive care, resulting in an average cost per hospital stay of more than $130,000 per patient. In a study published in the American Journal of Respiratory and Critical Care Medicine, providing targeted antifungal therapy within 24 hours of the presentation of symptoms decreased the length of hospital stay by approximately ten days and decreased the average cost of care by approximately $30,000 per patient.  Furthermore, in April 2015, Future Microbiology published the results of an economic study regarding the use of T2Candida conducted by IMS Health, a healthcare economics agency.  In that economic study, IMS demonstrated that an average hospital admitting 5,100 patients at risk for Candida infections could save approximately $5.8 million annually due to decreased hospital stays for patients, reduction in use of antifungal drugs and other associated savings. The economic study further showed T2Candida can potentially reduce the costs of care by $26,887 per Candida patient and that rapid detection of Candida reduces patient deaths by 60.6%. Results from a data analysis of T2Candida for the detection and monitoring of Candida infection and sepsis were published comparing aggregated results from the use of T2Candida to blood culture-based diagnostics for the detection of invasive candidiasis and candidemia. The analysis included samples acquired from more than 1,900 patients. Out of 55 prospective patient cases that were tested with T2Candida and blood culture and determined to be positive or likely to be positive for a Candida infection, T2Candida detected 96.4% of the patients (53 cases) compared to detection of 60% of the patients (33 cases) with blood culture.

Our T2Candida Panel’s speed to result coupled with its superior sensitivity as compared to blood culture may help reduce the overuse of ineffective, or even unnecessary, antimicrobial therapy which may reduce side effects for patients, hospital costs and potentially, the growing resistance to antifungal therapy. This inappropriate therapy is a driving force behind the spread of antimicrobial-resistant pathogens, which the CDC, recently called “one of our most serious health threats.”

Our T2Dx Instrument

Our FDA-cleared T2Dx is an easy-to-use, fully-automated, benchtop instrument utilizing T2MR for use in hospitals and labs for a broad range of diagnostic tests. To operate the system, a patient’s sample tube is snapped onto a disposable test cartridge, which is pre-loaded with all necessary reagents. The cartridge is then inserted into the T2Dx, which automatically processes the sample and then delivers a diagnostic test result. Test results are displayed on screen or directly through the lab information system.

By utilizing our proprietary T2MR technology for direct detection, the T2Dx eliminates the need for sample purification and analyte extraction, which are necessary for other optical-detection devices. Eliminating these sample processing steps increases diagnostic sensitivity and accuracy, enables a broad menu of tests to be run on a single platform, and greatly reduces the complexity of the consumables. The T2Dx incorporates a simple user interface and is designed to efficiently process up to seven specimens simultaneously.

Our T2Bacteria Panel

We are also developing a product candidate named T2Bacteria, a multiplex diagnostic panel that detects six major bacterial pathogens associated with sepsis and, in conjunction with T2Candida and standard empiric therapy regimens, may enable the early, appropriate treatment of 95% of sepsis patients. T2Bacteria, which will also run on the T2Dx, is expected to address the same approximately 6.75 million symptomatic high-risk patients as T2Candida and also a new population of patients who are at increased risk for bacterial infections, including an additional two million patients presenting with symptoms of infection in the emergency room setting. We expect that T2Bacteria will achieve similar performance capabilities and provide similar benefits as T2Candida, including similar time to results and limits of detection.

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

We believe that T2MR can also address the significant unmet need associated with Lyme disease, a tick-borne illness that can cause prolonged neurological disease and musculoskeletal disease. For patients with Lyme disease, early diagnosis and appropriate treatment significantly reduces both the likelihood of developing neurological and musculoskeletal disorders, as well as the significant costs associated with treating these complications. Our product candidate, T2Lyme, will identify the bacteria that cause Lyme disease directly from the patient’s blood, without the need for blood culture which, for the bacteria associated with Lyme disease, can take several weeks.

Another significant unmet clinical need is the diagnosis and management of impaired hemostasis, which is a life-threatening condition in which a patient is unable to promote the formation of blood clots to stabilize excessive bleeding. Within the broader population of patients with symptoms of impaired hemostasis, there are over ten million trauma patients in the United States annually. These trauma patients typically face life-threatening injuries or invasive surgical procedures. Approximately 25% of trauma patients have impaired hemostasis, which frequently goes undetected during the initial hospitalization. According to a study in the Journal of the American College of Surgeons, for trauma patients with symptoms of impaired hemostasis, mortality rates were reduced from 45% to 19% with more rapid delivery of therapy. The T2Plex and T2HemoStat are being designed to utilize T2MR and are designed to provide hemostasis measurements in less than 45 minutes. Our product candidate, T2HemoStat, is a comprehensive panel of diagnostic tests that can provide data across the hemostasis spectrum, including measurements of fibrinogen, platelet activity, and clot lysis. We believe that T2HemoStat may be the first panel capable of rapidly identifying key coagulation, platelet and other hematologic factors directly from whole blood on a single, easy-to-operate, compact instrument. We are exploring partnership opportunities to complete the development and commercialization of these products.

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

Product revenue is derived from the sale of our instruments and related consumable diagnostic tests, predominantly through our direct sales force in the United States, and distributors in geographic regions outside the United States. We do not offer product return or exchange rights (other than those relating to defective goods under warranty) or price protection allowances to our customers, including our distributors. Payment terms granted to distributors are the same as those granted to end-user customers and payments are not dependent upon the distributors’ receipt of payment from their end-user customers. We recognize product revenue from the sale of our instruments as soon as all applicable revenue recognition criteria have been met. In the majority of cases, we expect to place our instruments, under reagent rental agreements, in hospitals, certain of which may include minimum commitments and/or an incremental charge on the purchase of our consumable diagnostic tests. Under this business model, we believe we will recover the cost of placing our instruments in hospitals through the margins realized from our consumable diagnostic tests. Our consumable diagnostic tests can only be used with our instruments, and accordingly, as the installed base of our instruments grows, we expect the following to occur:

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

Cost of Product Revenue

Cost of product revenue includes the cost of materials, direct labor and manufacturing overhead costs used in the manufacture of our consumable diagnostic tests sold to customers and related license and royalty fees. Cost of product revenue also includes depreciation on the revenue-generating T2Dx Instruments that have been placed with our customers under reagent rental agreements; costs of materials, direct labor and manufacturing overhead costs on the T2Dx Instruments sold to customers; and other costs such as customer support costs, warranty and repair and maintenance expense on the T2Dx Instruments that have been placed with our customers under reagent rental agreements. We manufacture the T2Dx Instruments and part of our consumable diagnostic tests in our facilities. We outsource the manufacturing of components of our consumable diagnostic tests to contract manufacturers.

We expect cost of product revenue to continue to represent a high percentage of our product revenue as we continue to invest in our manufacturing capabilities, infrastructure and customer service organization and grow our installed customer base. We plan to continue to expand our capacity to support our growth, which will result in higher cost of revenue in absolute dollars. However, we expect cost of product revenue, as a percentage of revenue, to decline as revenue grows in the future.

Research and development expenses

Our research and development expenses consist primarily of costs, incurred for the development of our technology and product candidates, technology improvements and enhancements, clinical trials to evaluate the clinical utility of our product candidates, and laboratory development and expansion, and include salaries and benefits, including stock-based compensation, research-related facility and overhead costs, laboratory supplies, equipment and contract services. Research and development expenses also include costs of delivering products or services associated with research revenue. We expense all research and development costs as incurred.

We anticipate our overall research and development expenses to continue to increase in absolute dollars to support research partnerships, clinical trials and new product development. We have committed, and expect to commit, significant resources toward developing additional product candidates, improving existing products, conducting ongoing and new clinical trials and expanding our laboratory capabilities.

Selling, general and administrative expenses

Selling, general and administrative expenses consist primarily of costs for our sales and marketing, finance, legal, human resources, business development and general management functions, as well as professional services, such as legal, consulting and accounting services. We expect selling, general and administrative expenses to increase in future periods as we commercialize products and future product candidates and as our needs for sales, marketing and administrative personnel grow. Other selling, general and administrative expenses include facility-related costs, fees and expenses associated with obtaining and maintaining patents, clinical and economic studies and publications, marketing expenses, and travel expenses. We expense all selling, general and administrative expenses as incurred.

Interest expense, net

Interest expense, net, consists primarily of interest expense on our notes payable and the amortization of deferred financing costs, partially offset by interest earned on our cash and cash equivalents.

Other income, net

Other income, net, consists of dividend and other investment income, government grant income and the gain or loss associated with the change in the fair value of our liability for warrants to purchase redeemable securities.

Results of Operations for the Years Ended December 31, 2016 and 2015

	Year ended
	December 31,
	2016	2015	Change
	(in thousands)
Revenue:
Product revenue	$1,747	$599	$1,148
Research revenue	2,333	2,214	119
Total revenue	4,080	2,813	1,267
Costs and expenses:
Cost of product revenue	6,872	1,740	5,132
Research and development	24,009	25,362	(1,353)
Selling, general and administrative	24,077	19,094	4,983
Total costs and expenses	54,958	46,196	8,762
Loss from operations	(50,878)	(43,383)	(7,495)
Interest expense, net	(4,098)	(1,967)	(2,131)
Other income, net	172	60	112
Net loss	$(54,804)	$(45,290)	$(9,514)

Product revenue

During the year ended December 31, 2016, product revenue totaled $1.7 million, compared to $599,000 for the year ended December 31, 2015, an increase of $1.1 million. The increase was driven by an increase in sales volume of our products, primarily the sale of T2Candida consumable diagnostic tests, driven from increased usage of consumable diagnostic tests in the installed base and growth in our installed T2Dx Instrument base, as well as international sales of the T2Dx Instruments, which was 14% of product revenue.

Research revenue

We recorded research revenue totaling $2.3 million for the year ended December 31, 2016, compared to $2.2 million for the year ended December 31, 2015, an increase of $119,000. The increase was driven by from activities performed pursuant to the research and development agreement with Canon US Life Sciences, partially offset by decreased revenue from research and development agreements utilizing T2MR technology with other third parties.

Cost of product revenue

During the year ended December 31, 2016, cost of product revenue associated with the sale of our T2Candida Panels and T2Dx Instruments to customers totaled $6.9 million, compared to $1.7 million for the year ended December 31, 2015, an increase of $5.1 million. The increase was due to continued expansion of manufacturing activities. Cost of product revenue for the year ended December 31, 2016 also included $2.4 million of cost to provide maintenance and technical support services to customers, approximately $1.3 million of costs not allocable to inventory, and $599,000 of depreciation related to the T2Dx Instruments placed at customer locations pursuant to reagent rental agreements, as compared to $789,000, $117,000, and $105,000, respectively, for the year ended December 31, 2015.

Research and development expenses

Research and development expenses were $24.0 million for the year ended December 31, 2016, compared to $25.4 million for the year ended December 31, 2015, a decrease of approximately $1.4 million. The decrease was primarily due to decreased payroll, payroll-related and subcontracted research and development expenses of $1.1 million, lower prototype development expenses of $376,000, lower travel costs of $124,000, and decreased other research and development costs of $834,000, which includes lower consulting, facility and lab expenses. Partially offsetting the decrease was an increase of $1.0 million in clinical expenses, primarily related to the T2Bacteria clinical trial.

Selling, general and administrative expenses

Selling, general and administrative expenses were $24.1 million for the year ended December 31, 2016, compared to $19.1 million for the year ended December 31, 2015. The increase of approximately $5.0 million was due primarily to increased payroll and related expenses of $3.4 million as we expanded our sales personnel, including $640,000 of increased stock compensation expense, increased consulting, audit, public relations and patent fees of $783,000, increased travel expenses of $529,000 related to increased sales personnel, increased other selling, general and administrative expenses of $203,000, and increased marketing program expenditures of $99,000.

Interest expense, net

Interest expense, net, was $4.1 million for the year ended December 31, 2016, compared to $2.0 million for the year ended December 31, 2015. Interest expense, net, increased by $2.1 million due to higher borrowing levels on our notes payable and a $903,000 loss on extinguishment of debt resulting from our debt refinancing during the fourth quarter of 2016.

Other income, net

Other income, net, was $172,000 of net income for the year ended December 31, 2016, compared to $60,000 of net income for the year ended December 31, 2015. Other income, net, increased $112,000 due primarily to increased dividend and other investment income.

Results of Operations for the Years Ended December 31, 2015 and 2014

	Year ended
	December 31,
	2015	2014	Change
	(in thousands)
Revenue:
Product revenue	$599	$—	$599
Research revenue	2,214	119	2,095
Total revenue	2,813	119	2,694
Costs and expenses:
Cost of product revenue	1,740	—	1,740
Research and development	25,362	19,782	5,580
Selling, general and administrative	19,094	11,018	8,076
Total costs and expenses	46,196	30,800	15,396
Loss from operations	(43,383)	(30,681)	(12,702)
Interest expense, net	(1,967)	(721)	(1,246)
Other income, net	60	12	48
Net loss	$(45,290)	$(31,390)	$(13,900)

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

Cost of product revenue

During the year ended December 31, 2015, we recorded cost of product revenue associated with the sale of our T2Candida Panels and T2Dx Instruments to customers. Cost of product revenue for the year ended December 31, 2015 also included $789,000 of cost to provide maintenance and technical support services to customers and $105,000 of depreciation related to the T2Dx Instruments placed at customer locations pursuant to reagent rental agreements. We did not record cost of product revenue in the year ended December 31, 2014.

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

Other income, net

Other income, net, was $60,000 of net income for the year ended December 31, 2015, compared to $12,000 of net income for the year ended December 31, 2014. Other income, net increased $48,000 due primarily from increased recognition of government grant income.

Liquidity and Capital Resources

We have incurred losses and cumulative negative cash flows from operations since our inception, and as of December 31, 2016, we had an accumulated deficit of $203.7 million. We anticipate that we will continue to incur losses for at least the next few years. We expect that our operating expenses will continue to increase and, as a result, we may need additional capital to fund our operations, which we may raise through a combination of equity offerings, debt financings, other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements.

In March 2017, we entered into an amendment to extend the term of our operating lease for office and laboratory space at our headquarters in Lexington, MA from December 31, 2017 to December 31, 2021. Under the terms of the amendment, beginning on January 1, 2018 and ending on December 31, 2018, we are obligated to pay monthly rent installments of $112,117. The monthly rent will increase by three percent on January 1st of each succeeding year during the term of the lease, beginning on January 1, 2019.The rent expense, inclusive of the escalating rent payments, is recognized on a straight-line basis over the lease term.

We have been funding our operations principally from the sale of common stock and preferred stock, the incurrence of indebtedness, and revenue from research and development agreements.

Plan of operations and future funding requirements

As of December 31, 2016, we had cash and cash equivalents of approximately $73.5 million. Currently, our funds are primarily held in money market funds invested in U.S. government agency securities. Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, costs related to our products, clinical trials, laboratory and related supplies, supplies and materials used in manufacturing, legal and other regulatory expenses and general overhead costs.

We believe that our existing cash and cash equivalents, and additional liquidity of up to $1.3 million available under the Facility with Essex, will be sufficient to meet our anticipated cash requirements for at least the next 12 months from the date of issuance of these consolidated financial statements. Should our current operating plans not materialize as expected, and we are unable to obtain additional capital from the sources described on a timely basis, we may be required to change our current operating plans to reduce future expenses, which are within our control, in order to fund operations at reduced levels.

Until such time as we can generate substantial product revenue, we expect to finance our cash needs beyond what is currently available or on hand, through a combination of equity offerings, debt financings and revenue from potential research and development and other collaboration agreements. If we raise additional funds in the future, we may need to relinquish valuable rights to our technologies, future revenue streams or grant licenses on terms that may not be favorable to us.

Cash flows

The following is a summary of cash flows for each of the periods set forth below:

	Year ended
	December 31,
	2016	2015	2014
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(46,442)	$(37,465)	$(28,184)
Investing activities	(5,487)	(7,894)	(2,084)
Financing activities	51,755	45,172	73,919
Net (decrease) increase in cash and cash equivalents	$(174)	$(187)	$43,651

Net cash used in operating activities

Net cash used in operating activities was $46.4 million for the year ended December 31, 2016, and consisted primarily of a net loss of $54.8 million adjusted for non-cash items including depreciation and amortization expense of $2.3 million, stock-based compensation expense of $4.8 million, a net change in operating assets and liabilities of $808,000, non-cash interest expense of $564,000 and non-cash charge on extinguishment of debt of $112,000, partially offset by deferred rent of $250,000. The net change in operating assets and liabilities was primarily driven by a $299,000 increase in deferred revenue and an increase of $519,000 in accounts payable and accrued expenses related to growth in the business.

Net cash used in operating activities was $37.5 million for the year ended December 31, 2015, and consisted primarily of a net loss of $45.3 million adjusted for non-cash items including depreciation and amortization expense of $1.5 million, stock-based compensation expense of $4.2 million and non-cash interest expense of $354,000, partially offset by a net change in operating assets and liabilities of $2.0 million and deferred rent of $119,000. The net change in operating assets and liabilities was primarily driven by a $2.1 million increase in deferred revenue resulting from payment from our Co-Development Agreement with Canon US Life Sciences, an increase of $437,000 in accounts payable and accrued expenses related to growth in the business, partially offset by purchases of inventory of $568,000 and increased accounts receivable of $168,000 related to research and product revenue.

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

Net cash used in investing activities

Net cash used in investing activities was $5.5 million for the year ended December 31, 2016, and consisted of $5.5 million of purchases of property and equipment, including $4.2 million of costs to purchase materials and manufacture T2 instruments and components and $1.3 million of purchases of lab equipment, manufacturing equipment and other property and equipment.

Net cash used in investing activities was $7.9 million for the year ended December 31, 2015, and consisted of $8.0 million of purchases of property and equipment, including $4.4 million of costs to purchase materials and manufacture T2 instruments and components, $2.6 million of leasehold improvements and $1.0 million of purchases of lab equipment, manufacturing equipment and other property and equipment. Partially offsetting these outflows was $80,000 of proceeds from restricted cash accounts related to an operating lease agreement.

Net cash used in investing activities was $2.1 million for the year ended December 31, 2014, and consisted of $2.1 million of purchases of leasehold improvements and furniture for new facilities, instrument components, laboratory equipment, and computer software.

Net cash provided by financing activities

Net cash provided by financing activities was $51.8 million for the year ended December 31, 2016, and consisted of $39.7 million of net proceeds from our September 21, 2016 PIPE financing with Canon, in which we sold 6,055,341 shares of common stock at the closing price of $6.56 per share, $39.2 million of net proceeds from our December 30, 2016 term loan agreement with CRG Servicing LLC, $4.6 million of proceeds under the Facility with Essex, and $1.0 million of proceeds from the exercise of stock options and sale of common stock under our 2014 Employee Stock Purchase Plan. Partially offsetting these sources of cash were $32.4 million of repayments of notes payable and $385,000 of payments of issuance costs from our December 2015 secondary offering.

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

Borrowing Arrangements

Term Loan Agreement

In December 2016, the Company entered into a Term Loan Agreement (the “Term Loan Agreement”) with CRG Servicing LLC (“CRG”). The Company initially borrowed $40.0 million pursuant to the Term Loan Agreement and may borrow up to an additional $10.0 million at any time through and including July 27, 2018, provided that, among other conditions, the Company receives 510(k) clearance for the marketing of T2BacteriaTM by the U.S. Food and Drug Administration (“FDA”) on or before April 30, 2018 (the “Approval Milestone”). The Term Loan Agreement has a six-year term with three years (through December 30, 2019) of interest-only payments, which period shall be extended to four years (through December 30, 2020) if the Company achieves the Approval Milestone, after which quarterly principal and interest payments will be due through the December 30, 2022 maturity date. Interest on the amounts borrowed under the Term Loan Agreement accrues at an annual fixed rate of (a) prior to the Approval Milestone, 12.50%, 4.0% of which may be deferred during the interest-only period by adding such amount to the aggregate principal loan amount and (b) following the Approval Milestone, 11.50%, 3.5% of which may be deferred during the interest-only period by adding such amount to the aggregate principal loan amount. In addition, if the Company achieves certain financial performance metrics, the loan will convert to interest-only until the December 30, 2022 maturity, at which time all unpaid principal and accrued unpaid interest will be due and payable. The Company is required to pay CRG a financing fee based on the loan principal amount drawn. The Company is also required to pay a final payment fee of 8% of the principal outstanding upon repayment.

The Company may prepay all or a portion of the outstanding principal and accrued unpaid interest under the Term Loan Agreement at any time upon prior notice subject to a certain prepayment fee during the first five years of the term and no prepayment fee thereafter. As security for its obligations under the Term Loan Agreement the Company entered into a security agreement with CRG whereby the Company granted a lien on substantially all of its assets, including intellectual property. The Loan Agreement also contains customary affirmative and negative covenants for a credit facility of this size and type. The Loan Agreement also requires the Company to achieve certain revenue targets, whereby the Company is required to pay double the amount of any shortfall as an acceleration of principal payments. The Loan Agreement includes customary events of default that could result in the acceleration of the obligations under the Loan Agreement. Under certain circumstances, a default interest rate of an additional 4.00% per annum will apply at the election of CRG on all outstanding obligations during the occurrence and continuance of an event of default.

The Company assessed the terms and features of the Term Loan Agreement in order to identify any potential embedded features that would require bifurcation or any beneficial conversion features. As part of this analysis, the Company assessed the economic characteristics and risks of the Term Loan Agreement, including put and call features. The Company determined that all features of the Term Loan Agreement are either clearly and closely associated with a debt host and do not require bifurcation as a derivative liability, or the fair value of the feature is immaterial. Included in these features are principal payment acceleration clauses triggered by a developmental milestone. Should the Company’s assessment of this milestone change, there could be a non-cash charge in operations. The Company will continue to reassess the features to determine if they require separate accounting on a quarterly basis.

In December 2016, pursuant to the Term Loan Agreement, the Company made an initial draw of $39.2 million, net of financing fees. The Company used approximately $28.0 million of the initial proceeds to repay approximately $27.5 million of outstanding debt pursuant to the Loan and Security Agreement and to repay approximately $479,000 of outstanding debt pursuant to the Promissory Note. Upon the repayment of all amounts owed by the Company under these agreements, all commitments were terminated and all security interests granted by the Company were released. The Company intends to retain the remainder of the initial net proceeds of approximately $11.2 million for general corporate purposes and working capital. As of December 31, 2016, we were in compliance with all covenants.

Equipment Lease Credit Facility

In October 2015, the Company signed the $10.0 million Credit Facility (the “Credit Facility”) with Essex Capital Corporation (“Essex”) to fund capital equipment needs. As one of the conditions of the Term Loan Agreement, the Credit Facility is capped at a maximum of $5.0 million. Under the Credit Facility, Essex will fund capital equipment purchases presented by the Company. The Company will repay the amounts borrowed in 36 equal monthly installments from the date of the amount funded. At the end of the 36 month lease term, the Company has the option to (a) repurchase the leased equipment at the lesser of fair market value or 10% of the original equipment value, (b) extend the applicable lease for a specified period of time, which will not be less than one year, or (c) return the leased equipment to the Lessor.

In April 2016 and June 2016, the Company completed the first two draws under the Credit Facility of $2.1 million and $2.5 million, respectively. The Company will make monthly payments of $67,000 under the first draw and $79,000 under the second draw. The borrowings under the Credit Facility are treated as capital leases. The amortization of the assets conveyed under the Credit Facility is included as a component of depreciation expense.

Loan and Security Agreement

On July 11, 2014, the Company entered into a loan and security agreement (“Loan and Security Agreement”) with two lenders to borrow up to $30.0 million for operations. The Loan and Security Agreement allows the Company to borrow amounts in two tranches, up to $20.0 million (drawn in amounts not less than $10.0 million upon closing and the remainder drawn in amounts not less than $5.0 million draws) for tranche A and up to $10.0 million for tranche B. The Company borrowed a total of $29.7 million under the Loan and Security Agreement, net of issuance costs. In December 2016, the Company used approximately $27.5 million of the proceeds from the Term Loan agreement to repay the outstanding debt pursuant to the Loan and Security Agreement. Upon the repayment of all amounts owed by the Company under the Loan and Security Agreement, all commitments were terminated and all security interests granted by the Company were released.

The amounts borrowed under the Loan and Security Agreement were collateralized by substantially all of the assets of the Company and bear interest at the one-month LIBOR plus 7.05%. The Company was required to pay interest only payments on the amounts borrowed under the Loan and Security Agreement through July 31, 2016. After the interest only period, the Company was repaying the amounts borrowed in equal monthly installments until the maturity date. The Loan and Security Agreement required payment of a final fee of 4.75% of the aggregate original principal of amounts borrowed, which the Company accrued over the term of the Loan and Security Agreement. In addition, amounts borrowed could have been prepaid at the option of the Company in denominations of not less than $1.0 million, and any amounts prepaid were subject to a prepayment premium of 1.0% if prepaid prior to the second anniversary of the borrowing date and 0.5% if prepaid prior to the maturity date and after the second anniversary of the borrowing date. The effective interest rate for the Loan and Security Agreement, including final fee interest and non-cash interest, was 9.7%. The Loan and Security Agreement did not include any financial covenants, but did contain a subjective acceleration clause whereby upon an event of default, which includes a material adverse change in the business, operations, or conditions of the Company or a material impairment of the prospect of repayment of any portion of the obligations, the lender could accelerate the Company’s repayment obligations. In the event of default, the lender had first priority to substantially all of the Company’s assets.

The Company assessed the terms and features of the Loan and Security Agreement in order to identify any potential embedded features that would require bifurcation or any beneficial conversion features. As part of this analysis, the Company assessed the economic characteristics and risks of the Loan and Security Agreement, including put and call features. The Company determined that all features of the Loan and Security Agreement were clearly and closely associated with a debt host and did not require bifurcation as a derivative liability, or the fair value of the feature is immaterial.

The Company borrowed the full $20.0 million available under tranche A by December 31, 2014. In May 2015, the Company entered into an amendment to the Loan and Security Agreement whereby the availability to draw up to $10.0 million for tranche B was extended from June 30, 2015 to December 31, 2015. Commencing July 1, 2015, the Company incurred a fee equal to 1.0% per annum of any undrawn amounts under tranche B. This fee was payable on the date tranche B was drawn or upon the expiration of the draw period. The Company paid the $50,000 fee upon drawing the remaining $10.0 million under tranche B on December 28, 2015.

Promissory Note

In May 2011, the Company entered into a promissory agreement (the “Promissory Note”) with a separate lender to borrow up to $1.7 million for the purchase of laboratory equipment and office equipment through December 2013. The Company borrowed a total of $1.4 million under the Promissory Note. The Company paid interest only on the borrowings through December 2013 and was required to make equal monthly payments of principal and interest through the maturity date. In December 2016, the Company used approximately $479,000 of the proceeds from the Term Loan agreement to repay the outstanding debt pursuant to the Promissory Note. Upon the repayment of all amounts owed by the Company under the Promissory Note, all commitments were terminated and all security interests granted by the Company were released.

The amounts borrowed were collateralized by the associated equipment and bear interest at 6.5%. The Promissory Note included financial covenants that required the Company to maintain a minimum cash balance of $300,000. In addition, the Promissory Note contained a subjective acceleration clause whereby an event of default and immediate acceleration of the borrowing occurs if there was a material adverse change in the business, operations, or condition of the Company or a material impairment of the prospect of repayment of any portion of the obligations. In the event of default, the lender had first priority on the laboratory equipment and office equipment purchased with the proceeds.

Contractual Obligations and Contingent Liabilities

The following summarizes our significant contractual obligations as of the date of issuance of this annual report on Form 10-K:

	Payments Due by Fiscal Year Ended December 31,
	Total	2017	2018-2019	2020-2021	Thereafter
	(in thousands)
Operating leases(1)	$9,058	$2,079	$3,549	$3,430	$—
Notes payable(2)(3)	69,446	5,156	9,761	36,365	18,164
Total obligations	$78,504	$7,235	$13,310	$39,795	$18,164

(1)Represents the leases of approximately 67,400 square feet for office, laboratory and manufacturing space in Lexington and Wilmington, Massachusetts under noncancelable operating leases, which includes the lease amendment entered into on March 7, 2017 for office and laboratory space at our headquarters in Lexington, MA.

(2)Represents borrowing under our Term Loan Agreement, which currently bears interest at an annual rate of 12.5% and has principal repayment dates through September 2022, and our Credit Facility, which has principal repayment dates through May 2019. The balance for these debt instruments includes estimated interest payment obligations.

(3)This assumes we do not have to prepay.

Contingent Liabilities and Commitments, Including Tax Matters

We have net deferred tax assets of $83.9 million as of December 31, 2016, which have been fully offset by a valuation allowance due to uncertainties surrounding our ability to realize these tax benefits. The deferred tax assets are primarily composed of federal net operating loss (“NOL”), tax carryforwards and research and development tax credit carryforwards. As of December 31, 2016, we had federal NOL carryforwards of $174.9 million available to reduce future taxable income, if any. These federal NOL carryforwards are available to offset future taxable income, if any, through 2036. In general, if we experience, or have experienced, a greater than 50% aggregate change in ownership of certain significant stockholders over a three-year period, or a Section 382 ownership change, utilization of our pre-change NOL carryforwards are subject to an annual limitation under Section 382 of the Internal Revenue Code of 1986, as amended. Such limitations may result in expiration of a portion of the NOL carryforwards before utilization and may be substantial. If we experience a Section 382 ownership change in connection as a result of future changes in our stock ownership, some of which changes are outside of our control, the tax benefits related to the NOL carryforwards may be limited or lost. We have not conducted an assessment to determine whether there may have been a Section 382 or 383 ownership change.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules.

Critical Accounting Policies and Use of Estimates

This management’s discussion and analysis of financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenue and expenses during the reporting periods. These items are monitored and analyzed by us for changes in facts and circumstances, and material changes in these estimates could occur in the future. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Changes in estimates are reflected in reported results for the period in which they become known. Actual results may differ materially from these estimates under different assumptions or conditions.

While our significant accounting policies are more fully described in the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, we believe that the following accounting policies are critical to the process of making significant judgments and estimates in the preparation of our financial statements and understanding and evaluating our reported financial results.

Revenue Recognition

We generate revenue from product sales, which includes the sale of instruments, consumable diagnostic tests and related services, and research and development agreements with third parties. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable and collection is reasonably assured. If any of the revenue recognition criteria described have not been met, we defer revenue until such time each of the revenue recognition criteria have been satisfied.

Product revenue is generated by the sale of instruments and consumable diagnostic tests. We either directly sell instruments to customers and international distributors or retain title and place the instrument at the customer site pursuant to a reagent rental agreement. When the instrument is directly purchased by a customer, we recognize revenue when all applicable revenue recognition criteria are met. When the instrument is placed under a reagent rental agreement, our customers generally agree to fixed term agreements, which can be extended, minimum purchase commitments and/or pay an incremental charge on each consumable diagnostic test purchased, which varies based on the volume of test cartridges purchased.  Revenue from the sale of consumable diagnostic tests, which includes the incremental charge, is generally recognized upon shipment as a component of product revenue in our consolidated statements of operations and comprehensive loss.

Direct sales of instruments include warranty, maintenance and technical support services for one year following the installation of a purchased instrument (“Maintenance Services”). After the completion of the initial Maintenance Services period, customers have the option to renew the Maintenance Services for additional one year periods in exchange for additional consideration. In addition, we may provide training to customers. We defer revenue from the initial sale of the instrument equal to the relative fair value of other deliverables, including one year of Maintenance Services, and recognize the amounts ratably over the service delivery period.

We warrant that consumable diagnostic tests will be free from defects, when handled according product specifications, for the stated life of the product. To fulfill valid warranty claims, we either provide a credit to our customers on future orders or provide replacement product. Accordingly, we defer revenue associated with the estimated defect rates of the consumable diagnostic tests.

We do not offer rights of return for instruments or consumable diagnostic tests.

For multiple-element arrangements, we identify the deliverables included within each agreement and evaluate which deliverables represent separate units of accounting. The determination that multiple elements in an arrangement meet the criteria for separate units of accounting requires us to exercise our judgment. We account for those components as separate elements when the following criteria are met: (1) the delivered items have value to the customer on a stand-alone basis; and, (2) if there is a general right of return relative to the delivered items, delivery or performance of the undelivered items is considered probable and within its control.

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

Revenue earned from activities performed pursuant to research and development agreements is reported as research revenue in the consolidated statements of operations and comprehensive loss, and is recognized using the proportional performance method as the work is completed, limited to payments earned, and the related costs are expensed as incurred as research and development expense. The timing of receipt of cash from our research and development agreements generally differs from when revenue is recognized.

Stock-based compensation

We issue stock-based awards to employees and non-employees, generally in the form of stock options and restricted stock awards. We account for our stock-based awards in accordance with FASB ASC Topic 718, Compensation — Stock Compensation, or ASC 718. ASC 718 requires all stock-based payments to employees, including grants of employee stock options and modifications to existing stock options, to be recognized in the consolidated statements of operations and comprehensive loss based on their grant date fair values. We account for stock-based awards to non-employees in accordance with FASB ASC Topic 505-50, Equity-Based Payments to Non-Employees, which requires the fair value of the award to be remeasured at fair value as the award vests. We recognize the compensation cost of stock-based awards to employees and non-employees on a straight-line basis over the vesting period. See below for a detailed description of how we estimate fair value for purposes of option grants and the methodology used in measuring stock-based compensation expense.

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

Recent Accounting Standards

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies and adopted by us as of the specified effective date. Unless otherwise discussed we believe that the impact of recently issued standards that are not yet effective will not have a material impact on our financial position or results of operations upon adoption.

Accounting Standards Adopted

In 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern (“ASU 2014-15”). ASU 2014-15 provides new guidance on (1) management’s responsibility in evaluating whether or not there is substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued each reporting period and (2) related financial statement disclosures.  We adopted the guidance prescribed by ASU 2014-15 as of December 31, 2016 and we concluded that there was not a substantial doubt about its ability to continue as a going concern. The Company faces certain risks and uncertainties, as described in Note 1, “Nature of Business” in this Annual Report on Form 10-K, that could affect this analysis in the future.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). This standard amends existing guidance to require the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of a deferred charge. It is effective for annual reporting periods beginning after December 15, 2015, but early adoption is permitted.  Adoption of ASU 2015-03 is applied retrospectively.  We adopted ASU 2015-03 as of January 1, 2016, which resulted in a balance sheet reclassification of issuance costs of $22,000 recorded in prepaid expenses and other current assets and $102,000 in other assets to a reduction in the current portion of notes payable and notes payable, net of current portion as of December 31, 2015, respectively. Our adoption of this standard did not have an impact on its consolidated results of operations or cash flows for the calendar year ended December 31, 2016.

Accounting Standards Issued, Not Adopted

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments ("ASC 2016-15"), which provides guidance on the classification of certain specific cash flow issues including debt prepayment or extinguishment costs, settlement of certain debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of certain insurance claims and distributions received from equity method investees. The standard requires the use of a retrospective approach to all periods presented, but may be applied prospectively if retrospective application would be impracticable. The guidance is effective for public entities for fiscal years beginning after December 15, 2016, and interim periods within those years, and early application is permitted. The Company is currently evaluating the impact of its pending adoption of ASU 2016-15 on the Company’s consolidated financial statements.

In March 2016, the FASB released ASU No. 2016-09 Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”) which is intended to simplify income tax accounting for excess tax benefits, accounting for forfeitures, and employer statutory withholding.  Under the current guidance, excess tax benefits that result from an award vesting or settling are recognized in additional paid-in capital in the period that they reduce cash taxes payable. This requires the provision to be computed on a with and without option basis and may result in net operating loss and credit carryforwards on the balance sheet being less than what is available on the tax return. Under the new guidance, the income tax effects of awards will be recognized as a component of income tax expense when the awards vest or are settled (regardless if cash taxes are reduced). For interim reporting purposes, companies will account for excess tax benefits and tax deficiencies as discrete items in the period during which they occurred. The guidance is effective for public entities for fiscal years beginning after December 15, 2016, and interim periods within those years. Early adoption is permitted, however all of the guidance included in the update must be applied when adopted. We must use a modified retrospective transition method for adopting and record the cumulative effect of all unrecognized benefits and any change in valuation allowances at the end of the prior tax period as an adjustment to retained earnings. We have not elected to early adopt ASU 2016-09 and is evaluating the new guidance and the expected effect on our consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-06, Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments (“ASU 2016-06”), which applies to all issuers of or investors in debt instruments with embedded call or put options.  ASU 2016-06 clarifies the requirements for assessing whether contingent call or put options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts.  Entities performing the assessment under the guidance of ASU 2016-06 are required to assess the embedded call or put options solely in accordance with the four-step decision process.  In addition, ASU 2016-06 clarifies what steps are required when assessing whether the economic characteristics and risks of call or put options are clearly and closely related to the economic characteristics and risks of their debt hosts.  ASU 2016-06 is effective for financial statements issued for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years using the modified retrospective method for existing debt instruments. We are evaluating the new guidance and the expected effect on our consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”), which applies to all leases.  Under ASU 2016-02, a right-of-use asset and lease obligation will be recorded for all leases, whether operating or financing leases, while the statement of operations will reflect lease expense for operating leases and amortization and interest expense for financing leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 and interim periods within those years, which is the year ended December 31, 2019 for us.  Entities are required to use a modified retrospective approach of adoption for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements.  Full retrospective application is prohibited. We are evaluating the new guidance and the expected effect on our consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory (“ASU 2015-11”).  The standard simplifies the subsequent measurement of inventory by requiring inventory to be measured at the lower of cost and net realizable value for entities using the first-in-first out method of valuing inventory.  ASU 2015-11 eliminates other measures required by current guidance to determine net realizable value.  ASU 2015-11 is effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years and early adoption is permitted. We have not adopted ASU 2015-11 and we do not expect the new guidance to have a material effect on its consolidated financial statements.

In June 2014, the FASB issued amended guidance, ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which is applicable to revenue recognition that will now be effective for the Company for the year ending December 31, 2018, as a result of the deferral of the effective date adopted by the FASB in July 2015.  The new guidance must be adopted using either a full retrospective approach for all periods presented or a modified retrospective approach.  Early adoption prior to the original adoption date of ASU 2014-09 is not permitted.  The new guidance applies a more principles-based approach to revenue recognition. We currently anticipate adoption of the new standard effective January 1, 2018 under the full retrospective method. The Company’s revenue is primarily comprised of product sales and research services, and the Company is in the process of determining the impact of the new standard on its financial statements.

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

Item 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates. As of December 31, 2016, we had cash and cash equivalents of $73.5 million held primarily in money market funds consisting of U.S. government agency securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term securities. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate one percent change in interest rates would not have a material effect on the fair market value of our portfolio. As of December 31, 2016, we had no outstanding debt exposed to variable interest rates.

Item 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

T2 Biosystems, Inc.

We have audited the accompanying consolidated balance sheets of T2 Biosystems, Inc. (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive loss, redeemable convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of T2 Biosystems, Inc. at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Boston, Massachusetts
March 15, 2017

T2 Biosystems, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31,	December 31,
	2016	2015

Assets
Current assets:
Cash and cash equivalents	$73,488	$73,662
Accounts receivable	327	369
Prepaid expenses and other current assets	820	838
Inventories, net	803	683
Total current assets	75,438	75,552
Property and equipment, net	13,589	10,655
Restricted cash	260	260
Other assets	281	358
Total assets	$89,568	$86,825
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$962	$1,228
Accrued expenses and other current liabilities	4,908	4,162
Current portion of notes payable	1,269	4,449
Deferred revenue	2,445	2,146
Current portion of lease incentives	301	268
Total current liabilities	9,885	12,253
Notes payable, net of current portion	39,504	26,121
Lease incentives, net of current portion	792	1,076
Other liabilities	49	436
Commitments and contingencies (see Note 13)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding at December 31, 2016 and December 31, 2015	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 30,482,712 and 24,175,381 shares issued and outstanding at December 31, 2016 and December 31, 2015, respectively	30	24
Additional paid-in capital	242,997	195,800
Accumulated deficit	(203,689)	(148,885)
Total stockholders’ equity	39,338	46,939
Total liabilities and stockholders’ equity	$89,568	$86,825

See accompanying notes to financial statements.

T2 Biosystems, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

	Year ended
	December 31,
	2016	2015	2014

Revenue:
Product revenue	$1,747	$599	$—
Research revenue	2,333	2,214	119
Total revenue	4,080	2,813	119
Costs and expenses:
Cost of product revenue	6,872	1,740	—
Research and development	24,009	25,362	19,782
Selling, general and administrative	24,077	19,094	11,018
Total costs and expenses	54,958	46,196	30,800
Loss from operations	(50,878)	(43,383)	(30,681)
Interest expense, net	(4,098)	(1,967)	(721)
Other income, net	172	60	12
Net loss and comprehensive loss	(54,804)	(45,290)	(31,390)
Accretion of redeemable convertible preferred stock to redemption value	—	—	(4,570)
Net loss applicable to common stockholders	(54,804)	(45,290)	(35,960)
Net loss per share applicable to common stockholders — basic and diluted	$(2.11)	$(2.21)	$(4.15)
Weighted-average number of common shares used in computing net loss per share — basic and diluted	26,015,751	20,501,748	8,674,931

See accompanying notes to financial statements.

T2 Biosystems, Inc.

Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands, except share and per share data)

	Series A-1		Series A-2		Series B		Series C		Series D		Series E
	Redeemable		Redeemable		Redeemable		Redeemable		Redeemable		Redeemable
	Convertible		Convertible		Convertible		Convertible		Convertible		Convertible						Total
	Preferred		Preferred		Preferred		Preferred		Preferred		Preferred		Common		Additional	Accumulated	Stockholders’
	Stock		Stock		Stock		Stock		Stock		Stock		Stock		Paid-In		Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance at December 31, 2013	282,849	$874	1,703,959	$7,724	3,249,877	$15,464	4,055,125	$19,100	5,054,945	$27,357	6,930,967	$42,294	1,411,986	$1	$—	$(89,544)	$(89,543)
Accretion of Series A-1, A-2, B, C, D, and E redeemable convertible preferred stock to redemption value	—	26	—	240	—	520	—	722	—	1,115	—	1,947	—	—	(880)	(3,690)	(4,570)
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,653	—	1,653
Conversion of redeemable convertible preferred stock into common stock	(282,849)	(900)	(1,703,959)	(7,964)	(3,249,877)	(15,984)	(4,055,125)	(19,822)	(5,054,945)	(28,472)	(6,930,967)	(44,241)	12,516,298	13	96,341	21,029	117,383
Issuance of common stock upon net settlement of warrants to purchase redeemable convertible preferred stock	—	—	—	—	—	—	—	—	—	—	—	—	68,700	—	1,226	—	1,226
Issuance of common stock from initial public offering, net of offering costs of $7,700	—	—	—	—	—	—	—	—	—	—	—	—	5,980,000	6	58,083	—	58,089
Exercise of stock options	—	—	—	—	—	—	—	—	—	—	—	—	64,661	—	153	—	153
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(31,390)	(31,390)
Balance at December 31, 2014	—	—	—	—	—	—	—	—	—	—	—	—	20,041,645	20	156,576	(103,595)	53,001
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	—	—	4,168	—	4,168
Issuance of common stock from secondary public offering, net of offering costs of $2,732	—	—	—	—	—	—	—	—	—	—	—	—	3,691,049	4	33,252	—	33,256
Issuance of common stock from exercise of stock options and employee stock purchase plan	—	—	—	—	—	—	—	—	—	—	—	—	442,687	—	1,804	—	1,804
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(45,290)	(45,290)
Balance at December 31, 2015	—	—	—	—	—	—	—	—	—	—	—	—	24,175,381	24	195,800	(148,885)	46,939
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	—	—	4,848	—	4,848
Offering costs on issuance of common stock from secondary public offering	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(215)	—	(215)
Issuance of common stock from exercise of stock options and employee stock purchase plan	—	—	—	—	—	—	—	—	—	—	—	—	251,990	—	1,018	—	1,018
Issuance of common stock for private investment	—	—	—	—	—	—	—	—	—	—	—	—	6,055,341	6	39,717	—	39,723
Issuance of warrants	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,829	—	1,829
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(54,804)	(54,804)
Balance at December 31, 2016	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	30,482,712	$30	$242,997	$(203,689)	$39,338

See accompanying notes to financial statements.

T2 Biosystems, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year ended
	December 31,
	2016	2015	2014

Operating activities
Net loss	$(54,804)	$(45,290)	$(31,390)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,280	1,465	691
Stock-based compensation expense	4,848	4,168	1,653
Noncash interest expense	564	354	112
Loss on extinguishment of debt	112	—	—
Change in fair value of warrants	—	—	1
Deferred rent	(250)	(119)	5
Changes in operating assets and liabilities:
Accounts receivable	42	(168)	(201)
Prepaid expenses and other assets	68	190	(1,217)
Inventories, net	(120)	(568)	(115)
Accounts payable	(61)	177	(208)
Accrued expenses and other liabilities	580	260	2,405
Deferred revenue	299	2,066	80
Net cash used in operating activities	(46,442)	(37,465)	(28,184)
Investing activities
Purchases and manufacture of property and equipment	(5,487)	(7,974)	(2,084)
Decrease in restricted cash	—	80	—
Net cash used in investing activities	(5,487)	(7,894)	(2,084)
Financing activities
Proceeds from issuance of common stock in public offering, net of offering costs	(385)	33,677	58,089
Proceeds from issuance of common stock and stock options exercises, net	1,018	1,804	153
Proceeds from private investment in public equity	39,723	—	—
Proceeds from notes payable, net of issuance costs	43,803	10,000	19,714
Repayments of note payable	(32,404)	(309)	(4,037)
Net cash provided by financing activities	51,755	45,172	73,919
Net (decrease) increase in cash and cash equivalents	(174)	(187)	43,651
Cash and cash equivalents at beginning of period	73,662	73,849	30,198
Cash and cash equivalents at end of period	$73,488	$73,662	$73,849

See accompanying notes to financial statements.

T2 Biosystems, Inc.

Consolidated Statements of Cash Flows (Continued)

(In thousands)

	Year ended
	December 31,
	2016	2015	2014

Supplemental disclosures of cash flow information
Cash paid for interest	$2,732	$1,506	$515
Supplemental disclosures of noncash investing and financing activities
Accrued property and equipment	$82	$247	$128
Leasehold improvements paid by landlord	$—	$1,268	$121
Public offering costs unpaid at year end	$—	$420	$—
Accretion of Series A-1, A-2, B, C, D and E redeemable convertible preferred stock to redemption value	$—	$—	$4,570
Conversion of redeemable and convertible preferred stock to common stock	$—	$—	$117,383
Conversion of preferred warrants to common stock	$—	$—	$1,226

See accompanying notes to financial statements.

T2 Biosystems, Inc.

Notes to Consolidated Financial Statements

1. Nature of Business

T2 Biosystems, Inc. (the “Company”) was incorporated on April 27, 2006 as a Delaware corporation with operations based in Lexington, Massachusetts. The Company is an in vitro diagnostics company that has developed an innovative and proprietary technology platform that offers a rapid, sensitive and simple alternative to existing diagnostic methodologies. The Company is using its T2 Magnetic Resonance technology, or T2MR, to develop a broad set of applications aimed at lowering mortality rates, improving patient outcomes and reducing the cost of healthcare by helping medical professionals make targeted treatment decisions earlier. T2MR enables rapid detection of pathogens, biomarkers and other abnormalities in a variety of unpurified patient sample types, including whole blood, plasma, serum, saliva, sputum and urine, and can detect cellular targets at limits of detection as low as one colony forming unit per milliliter, or CFU/mL. The Company’s initial development efforts target sepsis and Lyme disease, which are areas of significant unmet medical need in which existing therapies could be more effective with improved diagnostics. On September 22, 2014, the Company received market clearance from the U.S. Food and Drug Administration (“FDA”) for its first two products, the T2Dx Instrument (the “T2Dx”) and T2Candida Panel (“T2Candida”).

The Company has devoted substantially all of its efforts to research and development, business planning, recruiting management and technical staff, acquiring operating assets, raising capital, and, most recently, the commercialization and improvement of its existing products.

Liquidity

At December 31, 2016, the Company has cash and cash equivalents of $73.5 million and an accumulated deficit of $203.7 million. The future success of the Company is dependent on its ability to successfully commercialize its products, obtain regulatory clearance for and successfully launch its future product candidates, obtain additional capital and ultimately attain profitable operations. Historically, the Company has funded its operations primarily through its August 2014 initial public offering, its December 2015 secondary public offering, its September 2016 private investment in public equity (“PIPE”) financing, private placements of redeemable convertible preferred stock, and through debt financing arrangements.

The Company is subject to a number of risks similar to other newly commercial life science companies, including, but not limited to commercially launching the Company’s products, development and market acceptance of the Company’s product candidates, development by its competitors of new technological innovations, protection of proprietary technology, and raising additional capital.

Having obtained clearance from the FDA and a CE mark in Europe to market the T2Dx and T2Candida, the Company has incurred significant commercialization expenses related to product sales, marketing, manufacturing and distribution. In addition, the Company anticipates costs and expenses to increase as the Company continues to develop other product candidates, improve existing products and maintain, expand and protect its intellectual property portfolio. The Company may seek to fund its operations through public equity or private equity or debt financings, as well as other sources. However, the Company may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. The Company’s failure to raise capital or enter into such other arrangements if and when needed would have a negative impact on the Company’s business, results of operations and financial condition and the Company’s ability to develop, commercialize and drive adoption of the T2Dx, T2Candida, its product candidate, T2Bacteria, and future T2MR-based diagnostics..

Management believes that its existing cash and cash equivalents at December 31, 2016, together with the additional remaining liquidity of up to $1.3 million available under an Equipment Lease Credit Facility (the “Credit Facility”) entered into in October 2015 to help the Company meet its capital equipment needs (Note 6), will be sufficient to allow the Company to fund its current operating plan for at least the next 12 months from the date of issuance of these consolidated financial statements.

For more information, refer to the section titled “Liquidity and Capital Resources” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in Item 1a, Risk Factors, for additional risks associated with our capital needs.

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

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The Company utilizes certain estimates in the determination of the fair value of its stock options, deferred tax valuation allowances, revenue recognition, to record expenses relating to research and development contracts, accrued expenses, and to classify the value of instrument raw material and work-in-process inventory between inventory and property and equipment. The Company bases its estimates on historical experience and other market‑specific or other relevant assumptions that it believes to be reasonable under the circumstances. Actual results could differ from such estimates.

Segment Information

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker, or decision‑making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is the Chief Executive Officer. The Company views its operations and manages its business in one operating segment, which is the business of developing and, upon regulatory clearance, launching commercially its diagnostic products aimed at lowering mortality rates, improving patient outcomes and reducing the cost of healthcare by helping medical professionals make targeted treatment decisions earlier.

Off‑Balance Sheet Risk and Concentrations of Credit Risk

The Company has no significant off-balance sheet risks, such as foreign exchange contracts, option contracts, or other foreign hedging arrangements. Cash and cash equivalents are financial instruments that potentially subject the Company to concentrations of credit risk. At December 31, 2016 and 2015, substantially all of the Company’s cash was deposited in accounts at one financial institution, with a significant amount invested in money market funds that are invested in short-term U.S. government agency securities. The Company maintains its cash deposits, which at times may exceed the federally insured limits, with a large financial institution and, accordingly, the Company believes such funds are subject to minimal credit risk.

For the year ended December 31, 2016, the Company derived approximately 45% of its total revenue from one customer and 10% of its total revenue from a second customer. For the year ended December 31, 2015, the Company derived approximately 50% of its total revenue from one customer and 25% of its total revenue from a second customer. For the year ended December 31, 2014, the Company derived all of its revenue from a single customer.

Cash Equivalents

Cash equivalents include all highly liquid investments maturing within 90 days from the date of purchase. Cash equivalents consist of money market funds invested in short-term U.S. government agency securities as of December 31, 2016 and 2015.

Accounts Receivable

The Company’s accounts receivable consists of amounts due from commercial customers and from research and development arrangements with partners. At each reporting period, management reviews all outstanding balances to determine if the facts and circumstances of each customer relationship indicate the need for a reserve. The Company does not require collateral and did not have an allowance for doubtful accounts at December 31, 2016 or 2015.

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

The components of inventory consist of the following (in thousands):

	December 31,	December 31,
	2016	2015
Raw materials	$389	$203
Work-in-process	351	287
Finished goods	63	193
Total inventories, net	$803	$683

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

For certain financial instruments, including accounts payable and accrued expenses, the carrying amounts approximate their fair values as of December 31, 2016 and 2015 because of their short-term nature. At December 31, 2016 and 2015, the carrying value of the Company’s debt approximated fair value, which was determined using Level 3 inputs, using market quotes from brokers and is based on current rates offered for similar debt (Note 6).

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

Revenue Recognition

The Company generates revenue from product sales, which includes the sale of instruments, consumable diagnostic tests and related services, and research and development agreements with third parties. The Company recognizes revenue in accordance with FASB ASC Topic 605, Revenue Recognition (“ASC 605”). Accordingly, the Company recognizes revenue when all of the following criteria have been met:

i.Persuasive evidence of an arrangement exists

ii.Delivery has occurred or services have been rendered

iii.The seller’s price to the buyer is fixed or determinable

iv.Collectability is reasonably assured

If any of the above criteria have not been met, the Company defers revenue until such time each of the criteria have been satisfied.

Product revenue is generated by the sale of instruments and consumable diagnostic tests predominantly through its direct sales force in the United States, and distributors in geographic regions outside the United States. The Company does not offer product return or exchange rights (other than those relating to defective goods under warranty) or price protection allowances to its customers, including its distributors. Payment terms granted to distributors are the same as those granted to end-user customers and payments are not dependent upon the distributors’ receipt of payment from their end-user customers. The Company either sells instruments to customers and international distributors, or retains title and places the instrument at the customer site pursuant to a reagent rental agreement.  When the instrument is directly purchased by a customer, the Company recognizes revenue when all applicable revenue recognition criteria are met. When the instrument is placed under a reagent rental agreement, the Company’s customers generally agree to fixed term agreements, which can be extended, certain of which may include minimum purchase commitments and/or incremental charges on each consumable diagnostic test purchased, which varies based on the volume of test cartridges purchased. Revenue from the sale of consumable diagnostic tests, which includes the incremental charge, is recognized upon delivery as a component of product revenue in the Company’s consolidated statements of operations and comprehensive loss.

Direct sales of instruments include warranty, maintenance and technical support services for one year following the installation of the purchased instrument (“Maintenance Services”). After the completion of the initial Maintenance Services period, customers have the option to renew the Maintenance Services for additional one year periods in exchange for additional consideration. In addition, the Company may provide training to customers. The Company defers revenue from the initial sale of the instrument equal to the relative fair value of the other deliverables, including one year of Maintenance Services, and recognizes the amounts ratably over the service delivery period.

The Company warrants that consumable diagnostic tests will be free from defects, when handled according to product specifications, for the stated life of the product. To fulfill valid warranty claims, the Company either provides a credit to its customers on future orders or provides replacement product. Accordingly, the Company defers revenue associated with the estimated defect rates of the consumable diagnostic tests.

The Company does not offer rights of return for instruments or consumable diagnostic tests.

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

Product Recall

In July 2016, the Company initiated a voluntary recall and replacement of its T2Candida cartridges at certain customer sites because T2Candida was experiencing higher than normal invalid test rates as the T2Candida cartridges aged. As of June 30, 2016, as a result of this voluntary recall, the Company deferred revenue totaling $149,000 and recorded additional costs of product revenue of $41,000 related to returned products, which are no longer usable.  As of

December 31, 2016, the Company had approximately $37,000 of deferred revenue and $3,000 of warranty reserve remaining, both related to this voluntary recall.  The impact of the voluntary recall on T2Candida cartridges in inventory was not material to the consolidated financial statements.

Cost of Product Revenue

Cost of product revenue includes the cost of materials, direct labor and manufacturing overhead costs used in the manufacture of consumable diagnostic tests sold to customers and related license and royalty fees. Cost of product revenue also includes depreciation on revenue generating T2Dx that have been placed with customers under reagent rental agreements; costs of materials, direct labor and manufacturing overhead costs on the T2Dx sold to customers; and other costs such as customer support costs, royalties and license fees, warranty and repair and maintenance expense on the T2Dx that have been placed with customers under reagent rental agreements.

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

Impairment of Long Lived Assets

The Company reviews long‑lived assets, including capitalized T2 owned instruments and components, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. During this review, the Company reevaluates the significant assumptions used in determining the original cost and estimated lives of long‑lived assets. Although the assumptions may vary from asset to asset, they generally include operating results, changes in the use of the asset, cash flows and other indicators of value. Management then determines whether the remaining useful life continues to be appropriate or whether there has been an impairment of long‑lived assets based primarily upon whether expected future undiscounted cash flows are sufficient to support the assets’ recovery. If impairment exists, the Company would adjust the carrying value of the asset to fair value, generally determined by a discounted cash flow analysis. No impairment charges have been recorded in any of the periods presented.

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

Stock-Based Compensation

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

The Company records the expense for stock option grants to performance-based milestone vesting using the accelerated attribution method over the remaining service period when management determines that achievement of the milestone is probable. Management evaluates when the achievement of a performance-based milestone is probable based on the relative satisfaction of the performance conditions as of the reporting date.

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

As of December 31, 2016 and 2015, the Company had not experienced any material losses related to these indemnification obligations, and no material claims with respect thereto were outstanding. The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related reserves were established.

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

Recent Accounting Standards

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies and adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on its financial position or results of operations upon adoption.

Accounting Standards Adopted

In 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern (“ASU 2014-15”). ASU 2014-15 provides new guidance on (1) management’s responsibility in evaluating whether or not there is substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued each reporting period and (2) related financial statement disclosures.  The Company adopted the guidance prescribed by ASU 2014-15 as of December 31, 2016 and the Company concluded that there was not a substantial doubt about its ability to continue as a going concern.  The Company faces certain risks and uncertainties, as described in Note 1, “Nature of Business,” that could affect this analysis in the future.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). This standard amends existing guidance to require the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of a deferred charge. It is effective for annual reporting periods beginning after December 15, 2015, but early adoption is permitted.  Adoption of ASU 2015-03 is applied retrospectively.  The Company adopted ASU 2015-03 as of January 1, 2016, which resulted in a balance sheet reclassification of issuance costs of $22,000 recorded in prepaid expenses and other current assets and $102,000 in other assets to a reduction in the current portion of notes payable and notes payable, net of current portion as of December 31, 2015, respectively.  The Company’s adoption of this standard did not have an impact on its consolidated results of operations or cash flows for the calendar year ended December 31, 2016.

Accounting Standards Issued, Not Adopted

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments ("ASC 2016-15"), which provides guidance on the classification of certain specific cash flow issues including debt prepayment or extinguishment costs, settlement of certain debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of certain insurance claims and distributions received from equity method investees. The standard requires the use of a retrospective approach to all periods presented, but may be applied prospectively if retrospective application would be impracticable. The guidance is effective for public entities for fiscal years beginning after December 15, 2017, and interim periods within those years, and early application is permitted. The Company is currently evaluating the impact of its pending adoption of ASU 2016-15 on the Company’s consolidated financial statements.

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

In June 2014, the FASB issued amended guidance, ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which is applicable to revenue recognition that will now be effective for the Company for the year ending December 31, 2018, as a result of the deferral of the effective date adopted by the FASB in July 2015.  The new guidance must be adopted using either a full retrospective approach for all periods presented or a modified retrospective approach.  Early adoption prior to the original adoption date of ASU 2014-09 is not permitted.  The new guidance applies a more principles-based approach to revenue recognition.  The Company currently anticipates adoption of the new standard effective January 1, 2018 under the full retrospective method. The Company’s revenue is primarily comprised of product sales and research services, and the Company is in the process of determining the impact of the new standard on its financial statements.

3. Fair Value Measurements

The Company measures the following financial assets at fair value on a recurring basis. There were no transfers between levels of the fair value hierarchy during any of the periods presented. The following tables set forth the

Company’s financial assets and liabilities carried at fair value categorized using the lowest level of input applicable to each financial instrument as of December 31, 2016 and 2015 (in thousands):

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Balance at	Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2016	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash	$16,887	$16,887	$—	$—
Money market funds	56,601	56,601	—	—
Restricted cash	260	260	—	—
	$73,748	$73,748	$—	$—

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Balance at	Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2015	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash	$1,520	$1,520	$—	$—
Money market funds	72,142	72,142	—	—
Restricted cash	260	260	—	—
	$73,922	$73,922	$—	$—

For certain financial instruments, including accounts payable and accrued expenses, the carrying amounts approximate their fair values as of December 31, 2016 and 2015 because of their short-term nature.

4. Restricted Cash

The Company is required to maintain a security deposit for its operating lease agreement for the duration of the lease agreement and for its credit cards as long as they are in place. At both December 31, 2016 and 2015, the Company had certificates of deposit for $260,000, which represented collateral as security deposits for its operating lease agreement for its facility and its credit card.

5. Supplemental Balance Sheet Information

Property and Equipment

Property and equipment consists of the following (in thousands)

	Estimated Useful	December 31,	December 31,
	Life (Years)	2016	2015
Office and computer equipment	3	$409	$395
Software	3	708	632
Laboratory equipment	5	4,516	4,112
Furniture	5-7	200	187
Manufacturing equipment	5	897	577
Manufacturing tooling and molds	0.5	154	71
T2-owned instruments and components	5	9,119	4,960
Leasehold improvements	Lesser of useful life or lease term	3,353	3,332
Construction in progress	n/a	1,299	1,196
		20,655	15,462
Less accumulated depreciation and amortization		(7,066)	(4,807)
Property and equipment, net		$13,589	$10,655

Construction in progress is primarily comprised of equipment and leasehold improvement construction projects that have not been placed in service. T2-owned instruments and components is comprised of raw materials and work-in-process inventory that are expected to be used or used to produce Company-owned instruments, based on our business model and forecast, and completed instruments that will be used for internal research and development or reagent rental agreements with customers. Completed T2-owned instruments are placed in service once installation procedures are completed and are depreciated over five years. The Company has approximately $5.7 million of T2-owned instruments at customer and clinical locations as of December 31, 2016. Depreciation expense for T2-owned instruments placed at customer sites pursuant to reagent rental agreements is recorded as a component of cost of product revenue and totaled $599,000 and $105,000 for the years ended December 31, 2016 and December 31, 2015, respectively. Depreciation expense for T2-owned instruments used for internal research and development is recorded as a component of research and development expense.

Depreciation and amortization expense of $2.3 million, $1.5 million and $691,000 was charged to operations for the years ended December 31, 2016, 2015 and 2014, respectively.

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	December 31,	December 31,
	2016	2015
Accrued payroll and compensation	$2,479	$2,418
Accrued research and development expenses	846	458
Accrued professional services	884	542
Other accrued expenses	699	744
Total accrued expenses	$4,908	$4,162

6. Notes Payable

Future principal payments on the notes payable as of December 31, 2016 are as follows (in thousands):

Year ended December 31,
2017	$1,286
2018	1,485
2019	1,015
2020	5,723
2021	22,893
Thereafter	17,171
Total before unamortized discount and issuance costs	49,573
Less: paid-in-kind interest	(5,782)
Less: unamortized discount and issuance costs	(3,018)
Total notes payable	$40,773

In 2016, the Company adopted, and retroactively implemented ASU No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs." Under this new guidance, the Company is required to present debt issuance costs as a direct deduction from the related debt liability on our consolidated balance sheet. The cumulative effect of the change as of December 31, 2015 was $22,000 recorded in prepaid expenses and other current assets and $102,000 in other assets to a reduction in the current portion of notes payable and notes payable, net of current portion.

Term Loan Agreement

In December 2016, the Company entered into a Term Loan Agreement (the “Term Loan Agreement”) with CRG Servicing LLC (“CRG”). The Company initially borrowed $40.0 million pursuant to the Term Loan Agreement and may borrow up to an additional $10.0 million at any time through and including July 27, 2018, provided that, among other conditions, the Company receives 510(k) clearance for the marketing of T2BacteriaTM by the U.S. Food and Drug Administration (“FDA”) on or before April 30, 2018 (the “Approval Milestone”). The Term Loan Agreement has a six-year term with three years (through December 30, 2019) of interest-only payments, which period shall be extended to four years (through December 30, 2020) if the Company achieves the Approval Milestone, after which quarterly principal and interest payments will be due through the December 30, 2022 maturity date. Interest on the amounts borrowed under the Term Loan Agreement accrues at an annual fixed rate of (a) prior to the Approval Milestone, 12.50%, 4.0% of which may be deferred during the interest-only period by adding such amount to the aggregate principal loan amount and (b) following the Approval Milestone, 11.50%, 3.5% of which may be deferred during the interest-only period by adding such amount to the aggregate principal loan amount. In addition, if the Company achieves certain financial performance metrics, the loan will convert to interest-only until the December 30, 2022 maturity, at which time all unpaid principal and accrued unpaid interest will be due and payable. The Company is required to pay CRG a financing fee based on the loan principal amount drawn. The Company is also required to pay a final payment fee of 8% of the principal outstanding upon repayment.

The Company may prepay all or a portion of the outstanding principal and accrued unpaid interest under the Term Loan Agreement at any time upon prior notice subject to a certain prepayment fee during the first five years of the term and no prepayment fee thereafter. As security for its obligations under the Term Loan Agreement the Company entered into a security agreement with CRG whereby the Company granted a lien on substantially all of its assets, including intellectual property. The Loan Agreement also contains customary affirmative and negative covenants for a credit facility of this size and type. The Loan Agreement also requires the Company to achieve certain revenue targets, whereby the Company is required to pay double the amount of any shortfall as an acceleration of principal payments. The Loan Agreement includes a subjective acceleration clause whereby an event of default, including a material adverse change in the business, operations, or conditions (financial or otherwise), could result in the acceleration of the obligations under the Loan Agreement. Under certain circumstances, a default interest rate of an additional 4.00% per annum will apply at the election of CRG on all outstanding obligations during the occurrence and continuance of an event of default.  CRG has not exercised its right under this clause, as there have been no such events. The Company believes the likelihood of CRG exercising this right is remote.

The Company assessed the terms and features of the Term Loan Agreement in order to identify any potential embedded features that would require bifurcation or any beneficial conversion features. As part of this analysis, the Company assessed the economic characteristics and risks of the Term Loan Agreement, including put and call features. The Company determined that the features of the Term Loan Agreement are either clearly and closely associated with a debt host and do not require bifurcation as a derivative liability, or the fair value of the feature is immaterial. Included in these features are principal payment acceleration clauses triggered by a developmental milestone. Should the Company’s assessment of this milestone change, there could be a non-cash charge in operations. The Company will continue to reassess the features to determine if they require separate accounting on a quarterly basis.

In December 2016, pursuant to the Term Loan Agreement, the Company made an initial draw of $39.2 million, net of financing fees. The Company used approximately $28.0 million of the initial proceeds to repay approximately $27.5 million of outstanding debt pursuant to the Loan and Security Agreement and to repay approximately $479,000 of outstanding debt pursuant to the Promissory Note. Upon the repayment of all amounts owed by the Company under these agreements, all commitments were terminated and all security interests granted by the Company were released.

In connection with the Term Loan Agreement entered into in December 2016, the Company issued to CRG four separate warrants to purchase a total of 528,958 shares of the Company’s common stock. The warrants are exercisable any time prior to December 30, 2026 at a price of $8.06 per share, with typical provisions for termination upon a change of control or a sale of all or substantially all of the assets of the Company. The warrants are classified within shareholders’ equity, and the proceeds were allocated between the debt and warrants based on their relative fair value. The fair value of the warrants was determined by the Black Scholes Merton option pricing model. The fair value of the warrants at December 30, 2016 was $1.8 million.

Equipment Lease Credit Facility

In October 2015, the Company signed the $10.0 million Credit Facility (the “Credit Facility”) with Essex Capital Corporation (“Essex”) to fund capital equipment needs. As one of the conditions of the Term Loan Agreement, the Credit Facility is capped at a maximum of $5.0 million. Under the Credit Facility, Essex will fund capital equipment purchases presented by the Company. The Company will repay the amounts borrowed in 36 equal monthly installments from the date of the amount funded. At the end of the 36 month lease term, the Company has the option to (a) repurchase the leased equipment at the lesser of fair market value or 10% of the original equipment value, (b) extend the applicable lease for a specified period of time, which will not be less than one year, or (c) return the leased equipment to the Lessor.

In April 2016 and June 2016, the Company completed the first two draws under the Credit Facility of $2.1 million and $2.5 million, respectively. The Company will make monthly payments of $67,000 under the first draw and $79,000 under the second draw. The borrowings under the Credit Facility are treated as capital leases. The amortization of the assets conveyed under the Credit Facility is included as a component of depreciation expense.

Loan and Security Agreement

On July 11, 2014, the Company entered into a loan and security agreement (“Loan and Security Agreement”) with two lenders to borrow up to $30.0 million for operations. The Loan and Security Agreement allows the Company to borrow amounts in two tranches, up to $20.0 million (drawn in amounts not less than $10.0 million upon closing and the remainder drawn in amounts not less than $5.0 million draws) for tranche A and up to $10.0 million for tranche B. The Company borrowed a total of $29.7 million under the Loan and Security Agreement, net of issuance costs. In December 2016, the Company used approximately $27.5 million of the proceeds from the Term Loan agreement to repay the outstanding debt pursuant to the Loan and Security Agreement. Upon the repayment of all amounts owed by the Company under the Loan and Security Agreement, all commitments were terminated and all security interests granted by the Company were released.

The amounts borrowed under the Loan and Security Agreement were collateralized by substantially all of the assets of the Company and bear interest at the one-month LIBOR plus 7.05%. The Company was required to pay interest only payments on the amounts borrowed under the Loan and Security Agreement through July 31, 2016. After the interest-only period, the Company was repaying the amounts borrowed in equal monthly installments until the maturity date. The Loan and Security Agreement required payment of a final fee of 4.75% of the aggregate original principal of amounts borrowed, which the Company accrued over the term of the Loan and Security Agreement. In addition, amounts borrowed could have been prepaid at the option of the Company in denominations of not less than $1.0 million, and any amounts prepaid were subject to a prepayment premium of 1.0% if prepaid prior to the second anniversary of the borrowing date and 0.5% if prepaid prior to the maturity date and after the second anniversary of the borrowing date. The effective interest rate for the Loan and Security Agreement, including final fee interest and non-cash interest, was 9.7%. The Loan and Security Agreement did not include any financial covenants, but did contain a subjective acceleration clause whereby upon an event of default, which includes a material adverse change in the business, operations, or conditions of the Company or a material impairment of the prospect of repayment of any portion of the obligations, the lender could accelerate the Company’s repayment obligations. In the event of default, the lender had first priority to substantially all of the Company’s assets.

The Company assessed the terms and features of the Loan and Security Agreement in order to identify any potential embedded features that would require bifurcation or any beneficial conversion features. As part of this analysis, the Company assessed the economic characteristics and risks of the Loan and Security Agreement, including put and call features. The Company determined that all features of the Loan and Security Agreement were clearly and closely associated with a debt host and do not require bifurcation as a derivative liability, or the fair value of the feature is immaterial.

The Company borrowed the full $20.0 million available under tranche A by December 31, 2014. In May 2015, the Company entered into an amendment to the Loan and Security Agreement whereby the availability to draw up to $10.0 million for tranche B was extended from June 30, 2015 to December 31, 2015. Commencing July 1, 2015, the Company incurred a fee equal to 1.0% per annum of any undrawn amounts under tranche B. This fee was payable on the date tranche B was drawn or upon the expiration of the draw period. The Company paid the $50,000 fee upon drawing the remaining $10.0 million under tranche B on December 28, 2015.

Promissory Note

In May 2011, the Company entered into a promissory agreement (the “Promissory Note”) with a separate lender to borrow up to $1.7 million for the purchase of laboratory equipment and office equipment through December 2013. The Company borrowed a total of $1.4 million under the Promissory Note. The Company paid interest only on the borrowings through December 2013 and was required to make equal monthly payments of principal and interest through the maturity date. In December 2016, the Company used approximately $479,000 of the proceeds from the Term Loan agreement to repay the outstanding debt pursuant to the Promissory Note. Upon the repayment of all amounts owed by the Company under the Promissory Note, all commitments were terminated and all security interests granted by the Company were released.

The amounts borrowed were collateralized by the associated equipment and bear interest at 6.5%. The Promissory Note included financial covenants that required the Company to maintain a minimum cash balance of $300,000. In addition, the Promissory Note contained a subjective acceleration clause whereby an event of default and immediate acceleration of the borrowing occurs if there was a material adverse change in the business, operations, or condition of the Company or a material impairment of the prospect of repayment of any portion of the obligations. In the event of default, the lender had first priority on the laboratory equipment and office equipment purchased with the proceeds.

Interest Expense, Net

Interest expense for the years ended December 31, 2016, 2015 and 2014 was $4.1 million, $2.0 million, and $741,000, respectively. Interest expense for the years ended December 31, 2016, 2015, and 2014 included non-cash interest of $564,000, $354,000, and $112,000, respectively, related to the amortization of debt discounts and deferred financing costs under each of the above agreements. Interest expense for the year ended December 31, 2016 also included a non-cash charge for the extinguishment of debt of $112,000.

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

8. Stockholders’ Equity

Common Stock

Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the board of directors, subject to the prior rights of holders of all classes of stock outstanding. As of December 31, 2016, a total of 4,042,627 shares and 357,798 shares of common stock were reserved for issuance upon (i) the exercise of outstanding stock options and (ii) the issuance of stock awards under the Company’s 2014 Incentive Award Plan and 2014 Employee Stock Purchase Plan, respectively.

Private Investment in Public Equity Financing

On September 21, 2016, Canon U.S.A., Inc. (“Canon”) became a related party when the Company sold 6,055,341 shares of its common stock (the “Canon Shares”) to Canon at $6.56 per share, the closing price on this date, for an aggregate cash purchase price of $39.7 million. As of September 21, 2016, the Canon Shares represented 19.9% of the outstanding shares of common stock of the Company.  In connection with the sale of the Canon Shares, the Company agreed to grant Canon certain board designation rights, including the right to initially appoint a Class I director to the Company’s board of directors.

On or before March 21, 2017, the Company has agreed to use its best efforts to prepare and file with the Securities and Exchange Commission (the “SEC”) a registration statement on Form S-3 for purposes of registering the resale of the Canon Shares, or if the Company is not eligible for the use of Form S-3 at that time, on or before June 21, 2017, the Company has agreed to prepare and file a registration statement on Form S-1, or on an alternative form that permits the resale of the Canon Shares, with the SEC.

9. Stock-Based Compensation

Stock Incentive Plans

2006 Stock Incentive Plan

The Company’s 2006 Stock Option Plan (the “2006 Plan”) was established for granting stock incentive awards to directors, officers, employees and consultants to the Company. Upon closing of the Company’s IPO in August 2014, the Company ceased granting stock incentive awards under the 2006 Plan. The 2006 Plan provided for the grant of incentive and non-qualified stock options and restricted stock grants as determined by the Board of Directors. Under the 2006 Plan, stock options were generally granted with exercise prices equal to or greater than the fair value of the common stock as determined by the board of directors, expired no later than 10 years from the date of grant, and vest over various periods not exceeding 4 years.

2014 Stock Incentive Plan

The Company’s 2014 Plan (the “2014 Plan” and, together with the 2006 Plan, the “Stock Incentive Plans”) provides for the issuance of shares of common stock in the form of stock options, awards of restricted stock, awards of restricted stock unit awards, performance awards, dividend equivalent awards, stock payment awards and stock appreciation rights to directors, officers, employees and consultants of the Company. Since the establishment of the 2014 Plan, the Company has only granted stock options. Generally, stock options are granted with exercise prices equal to or greater than the fair value of the common stock on the date of grant, expire no later than 10 years from the date of grant, and vest over various periods not exceeding 4 years.

The number of shares reserved for future issuance under the 2014 Plan is the sum of (1) 823,529, (2) any shares that were granted under the 2006 Plan which are forfeited, lapse unexercised or are settled in cash subsequent to the effective date of the 2014 Plan and (3) an annual increase on the first day of each calendar year beginning January 1, 2015 and ending on January 1, 2024, equal to the lesser of (A) 4% of the shares outstanding on the final day of the immediately preceding calendar year and (B) such smaller number of shares determined by the Board of Directors. As of December 31, 2016 there were 223,397 shares available for future grant under the Plan.

Stock Options

During the years ended December 31, 2016, 2015, and 2014, the Company granted options with an aggregate fair value of $7.0 million and $10.1 million, and $6.0 million, respectively, which are being amortized into compensation expense over the vesting period of the options as the services are being provided.

The following is a summary of option activity under the Plan (in thousands, except share and per share amounts):

			Weighted-Average
		Weighted-Average	Remaining
	Number of	Exercise Price Per	Contractual Term	Aggregate Intrinsic
	Shares	Share	(In years)	Value
Outstanding at December 31, 2015	3,484,298	$8.79	7.64	$14,620
Granted	1,489,384	8.35
Exercised	(165,803)	2.84		930
Forfeited	(664,303)	11.55
Canceled	(100,949)	17.38
Outstanding at December 31, 2016	4,042,627	8.20	7.05	4,091
Exercisable at December 31, 2016	2,251,925	6.77	5.61	3,922
Vested or expected to vest at December 31, 2016	3,845,455	8.12	6.95	4,084

Included in the stock options granted during the year ended December 31, 2016 are 166,066 options to purchase common stock granted to certain executive officers of the Company that vest upon the achievement of certain performance conditions, which include the attainment of specified operating result and regulatory targets, by December 31, 2017. Included in the stock options forfeited during the year ended December 31, 2016 are 20,000 options to purchase common stock upon the achievement of certain performance conditions. There are 146,066 performance based options included in the outstanding balance at December 31, 2016. The Company will continually evaluate the probability of achievement of each performance condition and will commence recognition of stock-based compensation expense on these awards in the period the achievement of each performance condition is deemed probable, including a catch-up adjustment from the grant date.

The weighted‑average fair values of options granted in the years ended December 31, 2016, 2015, and 2014 were $4.68, $8.42, and $7.59 per share, respectively, and were calculated using the following estimated assumptions:

	Year ended
	December 31,
	2016		2015
Weighted-average risk-free interest rate	1.42%		1.69%
Expected dividend yield	0.00%		0.00%
Expected volatility	61%		56%
Expected terms	6.0	years	6.0	years

The total fair values of stock options that vested during the years ended December 31, 2016, 2015, and 2014 were $4.9 million, $4.0 million, and $1.2 million, respectively.

As of December 31, 2016, there was $8.8 million of total unrecognized compensation cost related to non‑vested stock options granted under the Stock Incentive Plans. Total unrecognized compensation cost will be adjusted for future changes in the estimated forfeiture rate. The Company expects to recognize that cost over a remaining weighted‑average period of 2.54 years as of December 31, 2016.

Restricted Stock Units

During the year ended December 31, 2016 the Company awarded shares of restricted stock units to certain employees at no cost to them, which cannot be sold, assigned, transferred or pledged during the restriction period. The restricted stock and restricted stock units vest through the passage of time, assuming continued employment. Restricted stock units are not included in issued and outstanding common stock until the shares are vested and released. The fair value of the award at the time of the grant is expensed on a straight line basis. The granted restricted stock units had an aggregate fair value of $1.4 million, which are being amortized into compensation expense over the vesting period of the options as the services are being provided.

The following is a summary of restricted stock unit activity under the Plan (in thousands, except share and per share amounts):

Weighted-Average
	Number of	Grant Date Fair
	Shares	Value
Nonvested at December 31, 2015	—	$—
Granted	272,195	5.83
Exercised	—	—
Forfeited	—	—
Canceled	—	—
Nonvested at December 31, 2016	272,195	5.83

There was no vesting of restricted stock units during the year ended December 31, 2016.

As of December 31, 2016, there was $1.4 million of total unrecognized compensation cost related to non‑vested stock options granted under the Stock Incentive Plans. Total unrecognized compensation cost will be adjusted for future changes in the estimated forfeiture rate. The Company expects to recognize that cost over a remaining weighted‑average period of 1.92 years as of December 31, 2016.

Employee Stock Purchase Plan

The 2014 Employee Stock Purchase Plan (the “2014 ESPP”) period is semi-annual and allows participants to purchase the Company’s common stock at 85% of the lower of (i) the market value per share of common stock on the first day of the offering period or (ii) the market value per share of the common stock on the purchase date. Each participant can purchase up to a maximum of $25,000 per calendar year in fair market value. The first plan period began on August 7, 2014. Stock-based compensation expense from the 2014 ESPP for the years ended December 31, 2016, 2015 and 2014 was approximately $253,000, $233,000 and $103,000, respectively.

The fair value of the purchase rights granted under this plan was estimated on the date of grant that uses the following weighted-average assumptions, which were derived in a manner similar to those discussed in Note 2 relative to stock options:

	Year ended
	December 31,
	2016		2015
Weighted-average risk-free interest rate	0.50%		0.19%
Expected dividend yield	0.00%		0.00%
Expected volatility	67%		57%
Expected terms	0.5	years	0.5	years

The 2014 ESPP provides initially for the granting of up to 220,588 shares of the Company’s common stock to eligible employees. In addition, on the first day of each calendar year beginning January 1, 2015 and ending on January 1, 2024, the number of common shares available under the Plan shall be increased by the number of shares equal to the lesser of (1) 1% of the common shares outstanding on the final day of the immediately preceding calendar year and (2) such smaller number of common shares as determined by the Board of Directors. At December 31, 2016, there were 134,401 shares available under the 2014 ESPP.

Stock‑Based Compensation Expense

The following table summarizes the stock-based compensation expense for stock options granted to employees and non-employees, as well as stock-compensation expense for the 2014 ESPP that was recorded in the Company’s results of operations for the years presented (in thousands):

	Year ended
	December 31,
	2016	2015	2014
Cost of product revenue	$123	$—	$—
Research and development	1,127	1,213	501
Selling, general and administrative	3,480	2,840	1,152
Total stock-based compensation expense	$4,730	$4,053	$1,653

For the years ended December 31, 2016 and December 31, 2015, $118,000 and $115,000 of stock-based compensation expense was capitalized, respectively, as part of inventory or T2 instruments and components.

10. Warrants

In connection with the Term Loan Agreement entered into in December 2016, the Company issued to CRG four separate warrants to purchase a total of 528,958 shares of the Company’s common stock. The warrants are exercisable any time prior to December 30, 2026 at a price of $8.06 per share, with typical provisions for termination upon a change of control or a sale of all or substantially all of the assets of the Company. The warrants are classified within shareholders’ equity, and the proceeds were allocated between the debt and warrants based on their relative fair value.  The fair value of the warrants was determined by the Black‑Scholes‑Merton option pricing model. The fair value of the warrants at date of issuance was $1.8 million.

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

11. Net Loss Per Share

The following table presents the calculation of basic and diluted net loss per share applicable to common stockholders (in thousands, except share and per share data):

	Year ended
	December 31,
	2016	2015	2014
Numerator:
Net loss	$(54,804)	$(45,290)	$(31,390)
Accretion of redeemable convertible preferred stock to redemption value	—	—	(4,570)
Net loss applicable to common stockholders	$(54,804)	$(45,290)	$(35,960)
Denominator:
Weighted-average number of common shares outstanding — basic and diluted	26,015,751	20,501,748	8,674,931
Net loss per share applicable to common stockholders — basic and diluted	$(2.11)	$(2.21)	$(4.15)

The following shares were excluded from the calculation of diluted net loss per share applicable to common stockholders, prior to the application of the treasury stock method, because their effect would have been anti‑dilutive for the periods presented:

	Year ended
	December 31,
	2016	2015	2014
Options to purchase common shares	4,042,627	3,484,298	2,911,146
Restricted stock units	272,195	—	—
Warrants to purchase common stock	528,958	—	—
Total	4,843,780	3,484,298	2,911,146

12. Income Taxes

The reconciliation of the U.S. federal statutory rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2016	2015	2014
Tax at statutory rates	35.0%	35.0%	35.0%
State income taxes	5.2	6.6	5.1
Permanent differences	(1.2)	(1.3)	(0.8)
Research and development credits	1.3	1.5	1.9
Change in valuation allowance	(40.3)	(41.8)	(41.2)
Effective tax rate	0.0%	0.0%	0.0%

The significant components of the Company’s deferred tax asset consist of the following at December 31, 2016 and 2015 (in thousands):

	December 31,
	2016	2015
Deferred tax assets:
Net operating loss carryforwards	$69,411	$49,417
Tax credits	5,269	4,107
Other temporary differences	1,636	1,623
Start-up expenditures	5,088	5,288
Stock option expenses	2,779	1,649
Total deferred tax assets	84,183	62,084
Deferred tax asset valuation allowance	(83,924)	(61,813)
Net deferred tax assets	259	271
Deferred tax liabilities:
Prepaid expenses	(259)	(271)
Net deferred taxes	$—	$—

In 2016 and 2015, the Company did not record a benefit for income taxes related to its operating losses incurred. ASC 740 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based upon the level of historical U.S. losses and future projections over the period in which the net deferred tax assets are deductible, at this time, management believes it is more likely than not that the Company will not realize the benefits of these deductible differences, and as a result the Company continues to maintain a valuation allowance for the full amount of the 2016 deferred tax assets. The valuation allowance increased $22.1 million, $18.9 million and $12.7 million for the years ended December 31, 2016, 2015 and 2014, respectively, primarily related to each year’s taxable loss.

As of December 31, 2016, the Company had federal and state net operating losses of $174.9 million and $162.1 million, respectively, which are available to offset future taxable income, if any, through 2036. Included in the federal and state net operating losses are deductions attributable to excess tax benefits from the exercise of stock options of $626,000 and $2.9 million, respectively. The tax benefits attributable to these deductions are credited directly to additional paid-in capital when realized. The Company also had federal and state research and development tax credits of $3.5 million and $2.8 million, respectively, which expire at various dates through 2036. Under the provisions of the Internal Revenue Code, the net operating loss and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. Net operating loss and tax credit carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant stockholders over a three year period in excess of 50%, as defined under Sections 382 and 383 of the Internal Revenue Code, respectively, as well as similar state provisions. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on the value of the Company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. The Company has completed several financings since its inception which may have resulted in a change in control as defined by Sections 382 and 383 of the Internal Revenue Code, or could result in a change in control in the future. The Company has not conducted an assessment to determine whether there may have been a Section 382 or 383 ownership change.

The Company has no unrecognized tax benefits. Interest and penalty charges, if any, related to uncertain tax positions would be classified as income tax expenses in the accompanying consolidated statements of operations. At December 31, 2016 and 2015, the Company had no accrued interest or penalties related to uncertain tax positions.

The Company files income tax returns in the U.S. federal tax jurisdiction and various state jurisdictions. Since the Company is in a loss carryforward position, the Company is generally subject to examination by the U.S. federal, state and local income tax authorities for all tax years in which a loss carryforward is available. The Company does not have any international operations as of December 31, 2016. The statute of limitations for assessment by federal and state tax jurisdictions in which the Company has business operations is open for tax years ending December 31, 2013, 2014, and 2015.  The tax years under examination vary by jurisdiction.

13. Commitments and Contingencies

Operating Leases

In August 2010, the Company entered into a five-year, non-cancelable operating lease for office and laboratory space at its headquarters in Lexington, MA. The lease commenced on January 1, 2011, with the Company providing a security deposit of $400,000. In accordance with the operating lease agreement, the Company reduced its security deposit to $240,000 in May 2015,  which is recorded as restricted cash in the consolidated balance sheets. In July 2014, the Company amendment the lease to expand the office and laboratory space leased. In May 2015, the Company entered into an amendment to this lease to extend the term from December 31, 2015 to December 31, 2017. In March 2017, the Company entered into an amendment to extend the term from December 31, 2017 to December 31, 2021. The rent expense, inclusive of the escalating rent payments, is recognized on a straight-line basis over the lease term.

In May, 2013, the Company entered into a two-year operating lease for additional office, laboratory and manufacturing space in Wilmington, MA. The Company entered into an amendment in September 2015 to extend this lease term through December 31, 2017.

In November, 2014 the Company entered into an agreement to rent additional office space in Lexington, MA. The term of the agreement is two years, commencing December 2014. In April 2015, the Company entered into an amendment to extend the term of this agreement. The amendment extends the agreement term from December 31, 2016 to December 31, 2017. In connection with this agreement, the Company paid a security deposit totaling $50,000,  which is recorded as a component of prepaid assets in the consolidated balance sheets. In May 2015, the Company entered into an amendment to a lease to expand existing manufacturing facilities in Lexington, MA. The lease amendment term is June 1, 2015 to December 31, 2017.

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

Future minimum non-cancelable lease payments under the Company’s operating leases as of December 31, 2016 are as follows (in thousands):

Year ending December 31,
2017	$2,079
2018	404
2019	414
2020	425
2021	107
Thereafter	—
$3,429

The future minimum noncancelable lease payments will increase to $2.1 million in 2017, $1.7 million in 2018, $1.8 million in 2019, $1.9 million in 2020 and $1.6 million in 2021 as a result of the lease amendment entered into on March 7, 2017 for office and laboratory space at the Company’s headquarters in Lexington, MA.

Rent expense for the years ended December 31, 2016, 2015, and 2014 was $1.8 million, $1.6 million, and $950,000, respectively.

License Agreement

In 2006, the Company entered into a license agreement with a third party, pursuant to which the third party granted the Company an exclusive, worldwide, sublicenseable license under certain patent rights to make, use, import and commercialize products and processes for diagnostic, industrial and research and development purposes. The

Company agreed to pay an annual license fee ranging from $5,000 to $25,000 for the royalty‑bearing license to certain patents. For the years ended December 31, 2016, 2015 and 2014, the Company incurred $31,000, $34,000 and $345,000, respectively, for regulatory milestones, license fees and reimbursed patent costs under the agreement. The Company also issued a total of 84,678 shares of common stock pursuant to the agreement in 2006 and 2007, which were recorded at fair value at the date of issuance. Regulatory milestones totaling $300,000 became due during the year ended December 31, 2014, as the Company received FDA marketing clearance and European CE Mark for the T2Dx and T2Candida. The Company is required to pay royalties on net sales of products and processes that are covered by patent rights licensed under the agreement at a percentage ranging in the low single digits, subject to reductions and offsets in certain circumstances, as well as a royalty on net sales of products that the Company sublicenses at a low double‑digit percentage of specified gross revenue. Royalties that became due under this agreement for the years ended December 31, 2016 and 2015 were immaterial.

14. 401(k) Savings Plan

In March, 2008, the Company established a retirement savings plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers substantially all employees of the Company who meet minimum age and service requirements, and allows participants to defer a portion of their annual compensation on a pretax basis. Company contributions to the 401(k) Plan may be made at the discretion of the board of directors. Company contributions to the 401(k) Plan were $237,000 for the year ended December 31, 2016. No contributions were made in the years ended December 31, 2015 and 2014.

15. Co-Development Agreements

Canon US Life Sciences

On September 21, 2016, Canon became a related party when the Company sold the Canon Shares for an aggregate cash purchase price of $39.7 million, which represented 19.9% of the outstanding shares of common stock of the Company. On February 3, 2015, the Company entered into a Co-Development Partnership Agreement (the “Co-Development Agreement”) with Canon U.S. Life Sciences, Inc. (“Canon US Life Sciences”) to develop a diagnostic test panel to rapidly detect Lyme disease. Under the terms of the Co-Development Agreement, the Company received an upfront payment of $2.0 million from Canon US Life Sciences and the agreement includes an additional $6.5 million of consideration upon achieving certain development and regulatory milestones for total aggregate payments of up to $8.5 million. In October 2015, the Company achieved a specified technical requirement and received $1.5 million related to the achievement of the milestone. The Company is eligible to receive an additional $5.0 million under the arrangement, in two milestone payments of $2.0 million and $3.0 million, related to the achievement of additional development and regulatory milestones. All payments under the Co-Development Agreement are non-refundable once received. The Company will retain exclusive worldwide commercialization rights of any products developed under the Co-Development Agreement, including sales, marketing and distribution and Canon US Life Sciences will not receive any commercial right and will be entitled to only receive royalty payments on the sales of all products developed under the Co-Development Agreement. Either party may terminate the Co-Development Agreement upon the occurrence of a material breach by the other party (subject to a cure period).

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

The Company recorded revenue of $1.8 million and $1.4 million for the years ended December 31, 2016 and 2015, respectively, under the Co-Development Agreement, and expects to record revenue over the next two years, provided development and regulatory milestones are achieved.

Allergan Sales, LLC

On November 1, 2016, the Company entered into a Co-Development, Collaboration and Co-Marketing Agreement (the “Allergan Agreement”) with Allergan Sales, LLC (“Allergan Sales”) to develop (1) a direct detection diagnostic test panel that adds one additional bacteria species to the existing T2Bacteria product candidate (the “T2Bacteria II Panel”), and (2) a direct detection diagnostic test panel for testing drug resistance directly in whole blood (the “T2GNR Panel” and, together with the T2Bacteria II Panel, the “Developed Products”). In addition, both the Company and Allergan Sales will participate in a joint research and development committee and Allergan Sales will receive the right to cooperatively market the T2Candida, T2Bacteria, and the Developed Products under the Allergan Agreement to certain agreed-upon customers.

Under the terms of the Allergan Agreement, the Company received an upfront payment of $2.0 million from Allergan Sales and will receive additional milestone payments upon achieving certain developmental milestones for total aggregate payments of up to $4.0 million. All payments under the Allergan Agreement are non-refundable once received. The Company will retain exclusive worldwide commercialization rights of any products developed under the Allergan Agreement, including distribution, subject to Allergan Sales’ right to co-market the Developed Products. Allergan Sales, at its election, may co-market T2Candida, T2Bacteria and the Developed Products worldwide to certain agreed-upon customers and will receive royalty based on its sales for a period of time.

The Company evaluated the deliverables under the Allergan Agreement and determined that the Allergan Agreement included two units of accounting, the research and development services for the T2Bacteria II Panel and the research and development services for the T2GNR Panel, as the joint research and development committee and right to cooperatively market deliverables were deemed to be de minimus. The Company is recognizing revenue for research and development services as a component of research revenue in the consolidated financial statements as the services are delivered using the proportional performance method of accounting, limited to payments earned. Costs incurred to deliver the services under the Allergan Agreement are recorded as research and development expense in the consolidated financial statements.

The Company did not record any revenue for the year ended December 31, 2016 under the Allergan Agreement and expects to record revenue over the next two years, provided development and regulatory milestones are achieved.

16. Quarterly Financial Data (unaudited)

	Year ended December 31, 2016
	(In thousands, except per share data)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue:
Product revenue	$437	$151	$580	$579
Research revenue	659	839	504	331
Total revenue	$1,096	$990	$1,084	$910
Costs and expenses:
Cost of product revenue	1,026	1,781	1,894	2,171
Research and development	6,589	6,369	5,200	5,851
Selling, general and administrative	6,204	6,143	5,935	5,795
Total costs and expenses	13,819	14,293	13,029	13,817
Loss from operations	$(12,723)	$(13,303)	$(11,945)	$(12,907)
Net loss	$(13,426)	$(14,046)	$(12,783)	$(14,549)
Net loss applicable to common shareholders	$(13,426)	$(14,046)	$(12,783)	$(14,549)
Per share data:
Net loss per common share—basic and diluted	$(0.55)	$(0.58)	$(0.51)	$(0.48)

	Year ended December 31, 2015
	(In thousands, except per share data)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue:
Product revenue	$11	$—	$245	$343
Research revenue	178	564	804	668
Total revenue	$189	$564	$1,049	$1,011
Costs and expenses:
Cost of product revenue	1	—	829	910
Research and development	5,869	6,651	6,204	6,638
Selling, general and administrative	4,468	4,437	5,181	5,008
Total costs and expenses	10,338	11,088	12,214	12,556
Loss from operations	$(10,149)	$(10,524)	$(11,165)	$(11,545)
Net loss	$(10,619)	$(10,995)	$(11,644)	$(12,032)
Net loss applicable to common shareholders	$(10,619)	$(10,995)	$(11,644)	$(12,032)
Per share data:
Net loss per common share—basic and diluted	$(0.53)	$(0.54)	$(0.57)	$(0.56)

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

As of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2016, our disclosure controls and procedures were effective.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control—Integrated Framework (2013). Based on its assessment, management believes that, as of December 31, 2016, our internal control over financial reporting is effective based on those criteria.

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.      OTHER INFORMATION

None.

PART III.

Item 10.       DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated in this Annual Report by reference from the information under the captions “Board of Directors Information,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in the Proxy Statement to be filed in connection with our 2017 Annual Meeting of Stockholders, or the Proxy Statement.

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

1.The following financial statements of T2 Biosystems, Inc. and Report of Independent Registered Public Accounting Firm, are included in this report:

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2016 and 2015

Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2016, 2015 and 2014

Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the years ended December 31, 2016, 2015 and 2014

Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014

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

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 15, 2017.

T2 BIOSYSTEMS, INC.

By:	/s/ John McDonough
Name:	John McDonough
Title:	President, Chief Executive Officer and Director
(principal executive officer)
(principal
accounting officer)

March 15, 2017

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints John McDonough, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/ S / JOHN MCDONOUGH	President, Chief Executive Officer and Director (principal executive officer) (principal accounting officer)	March 15, 2017
John McDonough

/ S / STANLEY N. LAPIDUS	Director	March 15, 2017
Stanley N. Lapidus

/ S / ADRIAN M. JONES	Director	March 15, 2017
Adrian M. Jones

/ S / MICHAEL J. CIMA, PH.D.	Director	March 15, 2017
Michael J. Cima, Ph.D.

/ S / JOHN W. CUMMING	Director	March 15, 2017
John W. Cumming

/ S / DAVID B. ELSBREE	Director	March 15, 2017
David B. Elsbree

/ S / SEYMOUR LIEBMAN	Director	March 15, 2017
Seymour Liebman

INDEX TO EXHIBITS

Exhibit Number		Description of Exhibit

3.1	*	Restated Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K (File No. 001-36571) filed on August 12, 2014)

3.2	*	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K (File No. 001-36571) filed on August 12, 2014)

4.1	*	Form of Common Stock Certificate of the Company (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A (File No. 333-197193) filed on July 28, 2014)

4.2	*

Fourth Amended and Restated Investors’ Rights Agreement, dated as of March 22, 2013, as amended (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-1/A (File No. 333-197193) filed on July 28, 2014

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

10.9	#*

Consulting Agreement, dated as of July 20, 2006 by and between the Company and Robert S. Langer, as amended on March 20, 2013 and July 24, 2014 (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1/A (File No. 333-197193) filed on July 28, 2014)

10.10	*†

Sales Agreement, dated as of February 11, 2011, by and between GE Healthcare Bio-Sciences Corp. and the Company (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (File No. 333-197193) filed on July 2, 2014)

10.11	*†

Exclusive License Agreement, dated as of November 7, 2006, as amended on December 2, 2008 and February 21, 2011, by and between The General Hospital Corporation d/b/a Massachusetts General Hospital and the Company (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (File No. 333-197193) filed on July 2, 2014)

10.12	*

Loan and Security Agreement, dated as of August 30, 2007, as amended by the First Loan Modification Agreement on June 26, 2009 and the Second Loan Modification Agreement on June 25, 2013, by and between the Company and Silicon Valley Bank (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1 (File No. 333-197193) filed on July 2, 2014)

10.13	*

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

10.15	#*	2014 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-1/A (File No. 333-197193) filed on July 28, 2014)

10.16	*†

Supply Agreement by and between the Company and SMC Ltd., effective as of October 10, 2014 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K/A (File No. 001-36571) filed on January 21, 2015)

10.17	*†

Co-Development Partnership Agreement by and between the Company and Canon U.S. Life Sciences, Inc., dated as of February 3, 2015 (incorporated by reference to Exhibit 10.22 of the Company’s Form 10-K (File No. 001-36571) filed on March 4, 2015)

10.18	*	Third Amendment to Lease with King 101 Hartwell LLC on May 27, 2015 (incorporated by referenced to Exhibit 10.1 of the Company’s Form 8-K (File No. 001-36571) filed on May 29, 2015)

10.19	#*

Employment Letter Agreement, dated as of October 14, 2015, by and between the Company and David Harding (incorporated by reference to Exhibit 10.25 of the Company’s Form 10-K (File No. 001-36571) (filed on March 9, 2016)

10.20	#*

Change of Control Severance Agreement, dated October 14, 2015, by and between the Company and David Harding (incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q (File No. 001-36571) filed on May 9, 2016)

10.21	*

Second Amendment to Loan and Security Agreement, dated October 30, 2015, by and among the Company, Solar Capital Ltd., as collateral agent and lender, and Comerica Bank, as lender (incorporated by reference to Exhibit 10.26 of the Company’s Form 10-K (File No. 001-36571) filed on March 9, 2016)

10.22	*†

Master Lease Agreement and between the Company and Essex Capital Corporation, dated as of October 31, 2015 (incorporated by reference to Exhibit 10.27 of the Company’s Form 10-K (File No. 001-36571) filed on March 9, 2016)

10.23	#*

Employment Letter Agreement, dated June 30, 2016, by and between the Company and Dr. Joanne Spadoro, Ph. D. (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q (File No. 001-36571) filed on November 8, 2016)

10.24	#*

Change of Control Severance Agreement, dated July 7, 2016, by and between the Company and Dr. Joanne Spadoro, Ph. D. (incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q (File No. 001-36571) filed on November 8, 2016)

10.25	*

Stock Purchase Agreement, dated September 21, 2016, by and among Canon U.S.A., Inc. and the Company (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (File No. 001-36571) filed on September 22, 2016)

10.26	*

Voting and Standstill Agreement, dated September 21, 2016, by and among Canon U.S.A., Inc. and the Company (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K (File No. 001-36571) filed on September 22, 2016)

10.27	*

Registration Rights Agreement, dated September 21, 2016, by and among Canon U.S.A., Inc. and the Company (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K (File No. 001-36571) filed on September 22, 2016)

10.28	†	Co-Development, Collaboration and Co-Marketing Agreement, dated November 1, 2016, by and between the Company and Allergan Sales, LLC

10.29	†

Term Loan Agreement, dated December 30, 2016, by and among the Company, CRG Servicing LLC, as administrative and collateral agent, and the lenders from time to time party thereto and the subsidiary guarantors from time to time party thereto

10.30		Security Agreement, dated December 30, 2016, by and among the Company, the other grantors from time to time party thereto and CRG Servicing LLC, as administrative and collateral agent

10.31		Warrant to Purchase Shares of Common Stock of T2 Biosystems, Inc., dated December 30, 2016, by and between the Company and CRG Partners III (Cayman) L.P.

10.32		Warrant to Purchase Shares of Common Stock of T2 Biosystems, Inc., dated December 30, 2016, by and between the Company and CRG Partners III - Parallel Fund “A” L.P.

10.33		Warrant to Purchase Shares of Common Stock of T2 Biosystems, Inc., dated December 30, 2016, by and between the Company and CRG Partners III L.P.

10.34		Warrant to Purchase Shares of Common Stock of T2 Biosystems, Inc., dated December 30, 2016, by and between the Company and CRG Partners III Parallel Fund “B” (Cayman) L.P.

10.35	*

Fourth Amendment to Lease, dated March 2, 2017, by and between the Company and King 101 Harwell LLC (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (File No. 001-36571) filed on March 3, 2017)

21.1		Subsidiaries of the Registrant

23.1		Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

24.1		Power of Attorney (included on the signature page hereto).

31.1		Certification of principal executive officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2		Certification of principal financial officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1		Certification of the principal executive and financial officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. section 1350.

101

Interactive Data Files regarding (a) our Consolidated Balance Sheets as of December 31, 2016 and 2015 (b) our Consolidated Statements of Operations and Comprehensive Loss for the Years Ended December 31, 2016, 2015 and 2014, (c) our Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the Years Ended December 31, 2016, 2015 and 2014, (d) our Consolidated Statements of Cash Flows for the Years Ended December 31, 2016, 2015 and 2014 and (e) the Notes to such Consolidated Financial Statements.

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