Form 10-Q
period 2017-03-31
T2 Biosystems, Inc.
filed 2017-05-08
CIK 1492674

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant of Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No☒

As of April 28, 2017, the registrant had 30,594,342 shares of common stock outstanding.

T2 BIOSYSTEMS, INC.

 i

PART I.
FINANCIAL INFORMATION
Item 1.Financial Statements

T2 BIOSYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	March 31, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$58,822	$73,488
Accounts receivable	409	327
Prepaid expenses and other current assets	931	820
Inventories, net	489	803
Total current assets	60,651	75,438
Property and equipment, net	14,468	13,589
Restricted cash	260	260
Other assets	280	281
Total assets	$75,659	$89,568
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,161	$962
Accrued expenses and other current liabilities	4,060	4,908
Current portion of notes payable	1,316	1,269
Deferred revenue	2,127	2,445
Current portion of lease incentives	249	301
Total current liabilities	8,913	9,885
Notes payable, net of current portion	39,750	39,504
Lease incentives, net of current portion	791	792
Other liabilities	175	49
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding at March 31, 2017 and December 31, 2016	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 30,594,342 and 30,482,712 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	31	30
Additional paid-in capital	244,391	242,997
Accumulated deficit	(218,392)	(203,689)
Total stockholders’ equity	26,030	39,338
Total liabilities and stockholders’ equity	$75,659	$89,568

See accompanying notes to condensed consolidated financial statements.

T2 BIOSYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Revenue:
Product revenue	$631	$437
Research revenue	310	659
Total revenue	941	1,096
Costs and expenses:
Cost of product revenue	1,627	1,026
Research and development	6,585	6,589
Selling, general and administrative	5,874	6,204
Total costs and expenses	14,086	13,819
Loss from operations	(13,145)	(12,723)
Interest expense, net	(1,637)	(735)
Other income, net	79	32
Net loss and comprehensive loss	$(14,703)	$(13,426)
Net loss per share — basic and diluted	$(0.48)	$(0.55)
Weighted-average number of common shares used in computing net loss per share — basic and diluted	30,531,180	24,218,767

See accompanying notes to condensed consolidated financial statements.

T2 BIOSYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities
Net loss	$(14,703)	$(13,426)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	694	529
Stock-based compensation expense	1,157	1,290
Non-cash interest expense	639	148
Deferred rent	(53)	(60)
Changes in operating assets and liabilities:
Accounts receivable	(82)	9
Prepaid expenses and other assets	(111)	(56)
Inventories, net	314	(576)
Accounts payable	199	679
Accrued expenses and other liabilities	(494)	36
Deferred revenue	(318)	(409)
Net cash used in operating activities	(12,758)	(11,836)
Cash flows from investing activities
Purchases and manufacture of property and equipment	(1,594)	(2,158)
Net cash used in investing activities	(1,594)	(2,158)
Cash flows from financing activities
Payment of offering costs for issuance of common stock in public offering	—	(370)
Proceeds from issuance of common stock and stock options exercises, net	339	301
Payments of issuance costs for notes payable	(354)	—
Repayments of note payable	(299)	(80)
Net cash used in financing activities	(314)	(149)
Net decrease in cash and cash equivalents	(14,666)	(14,143)
Cash and cash equivalents at beginning of period	73,488	73,662
Cash and cash equivalents at end of period	$58,822	$59,519
Supplemental disclosures of cash flow information
Cash paid for interest	$993	$517
Supplemental disclosures of noncash investing and financing activities
Accrued property and equipment	$61	$132

See accompanying notes to condensed consolidated financial statements.

T2 BIOSYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Nature of Business

T2 Biosystems, Inc. (the “Company”) was incorporated on April 27, 2006 as a Delaware corporation with operations based in Lexington, Massachusetts. The Company is an in vitro diagnostics company that has developed an innovative and proprietary technology platform that offers a rapid, sensitive and simple alternative to existing diagnostic methodologies. The Company is using its T2 Magnetic Resonance technology ("T2MR") to develop a broad set of applications aimed at lowering mortality rates, improving patient outcomes and reducing the cost of healthcare by helping medical professionals make targeted treatment decisions earlier. T2MR enables rapid detection of pathogens, biomarkers and other abnormalities in a variety of unpurified patient sample types, including whole blood, plasma, serum, saliva, sputum and urine, and can detect cellular targets at limits of detection as low as one colony forming unit per milliliter ("CFU/mL"). The Company’s initial development efforts target sepsis and Lyme disease, which are areas of significant unmet medical need in which existing therapies could be more effective with improved diagnostics. On September 22, 2014, the Company received market clearance from the U.S. Food and Drug Administration (“FDA”) for its first two products, the T2Dx Instrument (the “T2Dx”) and T2Candida Panel (“T2Candida”).

Liquidity

At March 31, 2017, the Company has cash and cash equivalents of $58.8 million and an accumulated deficit of $218.4 million. The future success of the Company is dependent on its ability to successfully commercialize its FDA approved products, obtain regulatory clearance for and successfully launch its future product candidates, obtain additional capital and ultimately attain profitable operations. Historically, the Company has funded its operations primarily through its August 2014 initial public offering, its December 2015 secondary public offering, its September 2016 private investment in public equity (“PIPE”) financing, private placements of redeemable convertible preferred stock and through debt financing arrangements.

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

Management believes that its existing cash and cash equivalents at March 31, 2017, together with the additional remaining liquidity of up to $1.5 million available under an Equipment Lease Credit Facility (the “Credit Facility”) entered into in October 2015 to help the Company meet its capital equipment needs (Note 5), will be sufficient to allow the Company to fund its current operating plan for at least the next 12 months. Should the Company’s current operating plans not materialize as expected, and it is unable to obtain additional capital on a timely basis, the Company may be required to change its current operating plans to reduce its future expenses, which is within its control, in order to fund operations at reduced levels.

For more information, refer to the section titled “Liquidity and Capital Resources” in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations and the section entitled “Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2016, for additional risks associated with our capital needs.

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

We have evaluated subsequent events from March 31, 2017 through the date of the issuance of these consolidated financial statements and have determined that no material subsequent events have occurred that would affect the information presented in these consolidated financial statements.

Unaudited Interim Financial Information

Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted.  Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

The accompanying interim condensed consolidated balance sheet as of March 31, 2017, the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2017 and 2016, the condensed consolidated statements of cash flows for the three months ended March 31, 2017 and 2016 and the related financial data and other information disclosed in these notes are unaudited. The unaudited interim financial statements have been prepared on the same basis as the audited annual financial statements, and, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of March 31, 2017, and the results of its operations and its cash flows for the three months ended March 31, 2017 and 2016. The results for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017, any other interim periods, or any future year or period.

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

Net Loss Per Share

Basic net loss per share is calculated by dividing net loss by the weighted-average number of shares of common stock outstanding during the period, without consideration for common stock equivalents. Diluted net loss per share is calculated by adjusting the weighted-average number of shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury-stock method. For purposes of the diluted net loss per share calculation, stock options and unvested restricted stock are considered to be common stock equivalents, but have been excluded from the calculation of diluted net loss per share, as their effect would be anti-dilutive for all periods presented. Therefore, basic and diluted net loss per share applicable to common stockholders was the same for all periods presented.

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

As of March 31, 2017 and December 31, 2016, the Company had not experienced any material losses related to these indemnification obligations, and no material claims with respect thereto were outstanding. The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related reserves were established.

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

Product revenue is generated by the sale of instruments and consumable diagnostic tests predominantly through the Company's direct sales force in the United States and distributors in geographic regions outside the United States. The Company does not offer product return or exchange rights (other than those relating to defective goods under warranty) or price protection allowances to its customers, including its distributors. Payment terms granted to distributors are the same as those granted to end-user customers and payments are not dependent upon the distributors’ receipt of payment from their end-user customers. The Company either sells instruments to customers and international distributors, or retains title and places the instrument at the customer site pursuant to a reagent rental agreement.  When the instrument is directly purchased by a customer, the Company recognizes revenue when all applicable revenue recognition criteria are met. When the instrument is placed under a reagent rental agreement, the Company’s customers generally agree to fixed term agreements, which can be extended, certain of which may include minimum purchase commitments and/or incremental charges on each consumable diagnostic test purchased, which varies based on the volume of test cartridges purchased. Revenue from the sale of consumable diagnostic tests, which includes the incremental charge, is recognized upon delivery as a component of product revenue in the Company’s consolidated statements of operations and comprehensive loss.

Direct sales of instruments include warranty, maintenance and technical support services for one year following the installation of the purchased instrument (“Maintenance Services”). After the completion of the initial Maintenance Services period, customers have the option to renew the Maintenance Services for additional one year periods in exchange for additional consideration. In addition, the Company may provide training to customers. The Company defers revenue from the initial sale of the instrument equal to the relative fair value of the one year of Maintenance Services and training and recognizes the amounts ratably over the service delivery period.

The Company warrants that consumable diagnostic tests will be free from defects, when handled according to product specifications, for the stated life of the product. To fulfill valid warranty claims, the Company either provides a credit to its customers on future orders or provides a replacement product. Accordingly, the Company defers revenue associated with the estimated defect rates of the consumable diagnostic tests.

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

Product Recall

In July 2016, the Company initiated a voluntary recall and replacement of its T2Candida cartridges at certain customer sites because T2Candida was experiencing higher than normal invalid test rates as the T2Candida cartridges aged.  As of June 30, 2016, as a result of this voluntary recall, the Company deferred revenue totaling $0.1 million and recorded additional costs of product revenue of $41,000 related to returned products, which are no longer usable. As of March 31, 2017, the Company had $37,000 of deferred revenue and $2,000 of warranty reserve remaining, both related to this voluntary recall. The impact of the voluntary recall on T2Candida cartridges in inventory was not material to the condensed consolidated financial statements.

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

Accounting Standards Adopted

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory (“ASU 2015-11”). The standard simplifies the subsequent measurement of inventory by requiring inventory to be measured at the lower of cost and net realizable value for entities using the first-in-first out method of valuing inventory. ASU 2015-11 eliminates other measures required by current guidance to determine net realizable value. ASU 2015-11 is effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years and early adoption is permitted. The Company's adoption of this standard did not have a material effect on its condensed consolidated financial statements.

In March 2016, the FASB released ASU No. 2016-09 Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”) which is intended to simplify income tax accounting for excess tax benefits, accounting for forfeitures, and employer statutory withholding. Under the current guidance, excess tax benefits that result from an award vesting or settling are recognized in additional paid-in capital in the period that they reduce cash taxes payable. This requires the provision to be computed on a with and without option basis and may result in net operating loss and credit carryforwards on the balance sheet being less than what is available on the tax return. Under the new guidance, the income tax effects of awards will be recognized as a component of income tax expense when the awards vest or are settled (regardless if cash taxes are reduced). For interim reporting purposes, companies will account for excess tax benefits and tax deficiencies as discrete items in the period during which they occurred. The guidance is effective for public entities for fiscal years beginning after December 15, 2016, and interim periods within those years. Early adoption is permitted, however all of the guidance included in the update must be applied when adopted. The Company must use a modified retrospective transition method for adopting and record the cumulative effect of all unrecognized benefits and any change in valuation allowances at the end of the prior tax period as an adjustment to retained earnings. The Company's adoption of this standard did not have a material effect on its condensed consolidated financial statements and prior periods have not been adjusted. As a result, the Company established a net operating loss deferred tax asset of $1.2 million to account for prior period excess tax benefits through retained earnings, however an offsetting valuation allowance of $1.2 million will also be established through retained earnings because it is not more likely than not that the deferred tax asset will be realized due to historical and expected future losses, such that there is no impact on the Company’s condensed consolidated financial statements. The Company also elected to maintain the use of estimated forfeitures in the calculation of stock based compensation.

In March 2016, the FASB issued ASU No. 2016-06, Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments (“ASU 2016-06”), which applies to all issuers of or investors in debt instruments with embedded call or put options. ASU 2016-06 clarifies the requirements for assessing whether contingent call or put options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. Entities performing the assessment under the guidance of ASU 2016-06 are required to assess the embedded call or put options solely in accordance with the four-step decision process. In addition, ASU 2016-06 clarifies what steps are required when assessing whether the economic characteristics and risks of call or put options are clearly and closely related to the economic characteristics and risks of their debt hosts. ASU 2016-06 is effective for financial statements issued for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years using the modified retrospective method for existing debt instruments. The Company's adoption of this standard did not have a material effect on its condensed consolidated financial statements.

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

3. Fair Value Measurements

The Company measures the following financial assets at fair value on a recurring basis. There were no transfers between levels of the fair value hierarchy during any of the periods presented. The following tables set forth the Company’s financial assets carried at fair value categorized using the lowest level of input applicable to each financial instrument as of March 31, 2017 and December 31, 2016 (in thousands):

	Balance at December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash	$6,702	$6,702	$—	$—
Money market funds	52,120	52,120	—	—
Restricted cash	260	260	—	—
Total	$59,082	$59,082	$—	$—

	Balance at December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash	$16,887	$16,887	$—	$—
Money market funds	56,601	56,601	—	—
Restricted cash	260	260	—	—
Total	$73,748	$73,748	$—	$—

For certain financial instruments, including accounts payable and accrued expenses, the carrying amounts approximate their fair values as of March 31, 2017 and December 31, 2016 because of their short-term nature. At March 31, 2017 and December 31, 2016, the carrying value of the Company’s debt approximated fair value, which was determined using Level 3 inputs, using market quotes from brokers and is based on current rates offered for similar debt (Note 5).

4. Supplemental Balance Sheet Information

Inventories

Inventories are stated at the lower of cost or net realizable value on a first-in, first-out basis and are comprised of the following (in thousands):

	March 31, 2017	December 31, 2016
Raw materials	$215	$389
Work-in-process	262	351
Finished goods	12	63
Total inventories, net	$489	$803

Property and Equipment

Property and equipment consists of the following (in thousands):

	March 31, 2017	December 31, 2016
Office and computer equipment	$409	$409
Software	743	708
Laboratory equipment	4,562	4,516
Furniture	200	200
Manufacturing equipment	910	897
Manufacturing tooling and molds	154	154
T2-owned instruments and components	10,522	9,119
Leasehold improvements	3,353	3,353
Construction in progress	1,343	1,299
	22,196	20,655
Less accumulated depreciation and amortization	(7,728)	(7,066)
Property and equipment, net	$14,468	$13,589

Construction in progress is primarily comprised of equipment and leasehold improvement construction projects that have not been placed in service. T2-owned instruments and components is comprised of raw materials and work-in-process inventory that are expected to be used or used to produce Company-owned instruments, based on our business model and forecast, and completed instruments that will be used for internal research and development, clinical studies or reagent rental agreements with customers. Completed T2-owned instruments are placed in service once installation procedures are completed and are depreciated over five years. The Company has approximately $6.7 million and $5.7 million of net value related to the T2-owned instruments installed and depreciating as of March 31, 2017 and December 31, 2016, respectively. Depreciation expense for T2-owned instruments placed at customer sites pursuant to reagent rental agreements is recorded as a component of cost of product revenue and totaled approximately $0.2 million and $0.1 million for the three months ended March 31, 2017 and March 31, 2016, respectively. Depreciation expense for T2-owned instruments used for internal research and development and clinical studies is recorded as a component of research and development expense.

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	March 31, 2017	December 31, 2016
Accrued payroll and compensation	$1,848	$2,479
Accrued research and development expenses	724	846
Accrued professional services	915	884
Other accrued expenses	573	699
Total accrued expenses	$4,060	$4,908

5. Notes Payable

Future principal payments on the notes payable are as follows (in thousands):

	March 31, 2017	December 31, 2016
Term loan agreement, net of deferred issuance costs of $2.9 million and $3.0 million, respectively	$37,624	$37,031
Equipment lease credit facility, net of deferred issuance cost of $40,000 and $45,000, respectively	3,442	3,742
Total notes payable	41,066	40,773
Less: current portion of notes payable	(1,316)	(1,269)
Notes payable, net of current portion	$39,750	$39,504

Term Loan Agreement

In December 2016, the Company entered into a Term Loan Agreement (the “Term Loan Agreement”) with CRG Servicing LLC (“CRG”). The Company initially borrowed $40.0 million pursuant to the Term Loan Agreement and may borrow up to an additional $10.0 million at any time through and including July 27, 2018, provided that, among other conditions, the Company receives 510(k) clearance for the marketing of T2BacteriaTM by the U.S. Food and Drug Administration (“FDA”) on or before April 30, 2018 (the “Approval Milestone”). The Term Loan Agreement has a six-year term with three years (through December 30, 2019) of interest-only payments, which period shall be extended to four years (through December 30, 2020) if the Company achieves the Approval Milestone, after which quarterly principal and interest payments will be due through the December 30, 2022 maturity date. Interest on the amounts borrowed under the Term Loan Agreement accrues at an annual fixed rate of (a) prior to the Approval Milestone, 12.5%, 4.0% of which may be deferred during the interest-only period by adding such amount to the aggregate principal loan amount and (b) following the Approval Milestone, 11.5%, 3.5% of which may be deferred during the interest-only period by adding such amount to the aggregate principal loan amount. In addition, if the Company achieves certain financial performance metrics, the loan will convert to interest-only until the December 30, 2022 maturity, at which time all unpaid principal and accrued unpaid interest will be due and payable. The Company is required to pay CRG a financing fee based on the loan principal amount drawn. The Company is also required to pay a final payment fee of 8% of the principal outstanding upon repayment.

The Company may prepay all or a portion of the outstanding principal and accrued unpaid interest under the Term Loan Agreement at any time upon prior notice subject to a prepayment fee during the first five years of the term and no prepayment fee thereafter. As security for its obligations under the Term Loan Agreement the Company entered into a security agreement with CRG whereby the Company granted a lien on substantially all of its assets, including intellectual property. The Term Loan Agreement also contains customary affirmative and negative covenants for a credit facility of this size and type. The Term Loan Agreement also requires the Company to achieve certain revenue targets, whereby the Company is required to pay double the amount of any shortfall as an acceleration of principal payments. The Term Loan Agreement includes a subjective acceleration clause whereby an event of default, including a material adverse change in the business, operations, or conditions (financial or otherwise), could result in the acceleration of the obligations under the Term Loan Agreement. Under certain circumstances, a default interest rate of an additional 4.0% per annum will apply at the election of CRG on all outstanding obligations during the occurrence and continuance of an event of default. CRG has not exercised its right under this clause, as there have been no such events. The Company believes the likelihood of CRG exercising this right is remote.

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

In December 2016, pursuant to the Term Loan Agreement, the Company made an initial draw of $39.2 million, net of financing fees. The Company used approximately $28.0 million of the initial proceeds to repay approximately $27.5 million of outstanding debt pursuant to the Loan and Security Agreement and to repay approximately $0.5 million of outstanding debt pursuant to the Promissory Note. Upon the repayment of all amounts owed by the Company under these agreements, all commitments were terminated and all security interests granted by the Company were released.

In connection with the Term Loan Agreement entered into in December 2016, the Company issued to CRG four separate warrants to purchase a total of 528,958 shares of the Company’s common stock. The warrants are exercisable any time prior to December 30, 2026 at a price of $8.06 per share, with typical provisions for termination upon a change of control or a sale of all or substantially all of the assets of the Company. The warrants are classified within shareholders’ equity, and the proceeds were allocated between the debt and warrants based on their relative fair value. The fair value of the warrants was determined by the Black Scholes Merton option pricing model. The fair value of the warrants at issuance on December 30, 2016 was $1.8 million.

Equipment Lease Credit Facility

In October 2015, the Company signed a $10.0 million Credit Facility with Essex Capital Corporation (the “Lessor”) to fund capital equipment needs. As one of the conditions of the Term Loan Agreement, the Credit Facility is capped at a maximum of $5.0 million. Under the Credit Facility, Essex will fund capital equipment purchases presented by the Company. The Company will repay the amounts borrowed in 36 equal monthly installments from the date of the amount funded. At the end of the 36 month lease term, the Company has the option to (a) repurchase the leased equipment at the lesser of fair market value or 10% of the original equipment value, (b) extend the applicable lease for a specified period of time, which will not be less than one year, or (c) return the leased equipment to the Lessor.

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

6. Stockholders' Equity

Private Investment in Public Equity Financing

On September 21, 2016, Canon U.S.A., Inc. (“Canon”) became a related party when the Company sold 6,055,341 shares of its common stock (the “Canon Shares”) to Canon at $6.56 per share, the closing price on this date, for an aggregate cash purchase price of $39.7 million. As of September 21, 2016, the Canon Shares represented 19.9% of the outstanding shares of common stock of the Company.  In connection with the sale of the Canon Shares, the Company agreed to grant Canon certain board designation rights, including the right to initially appoint a Class I director to the Company’s board of directors. On March 20, 2017, the Company filed with the Securities and Exchange Commission (the “SEC”) a registration statement on Form S-3 for purposes of registering the resale of the Canon Shares with the SEC.

7. Stock-Based Compensation

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

2014 Stock Incentive Plan

The Company’s 2014 Plan (“2014 Plan”, and together with the 2006 Plan, the “Stock Incentive Plans”), provides for the issuance of shares of common stock in the form of stock options, awards of restricted stock, awards of restricted stock units, performance awards, dividend equivalent awards, stock payment awards and stock appreciation rights to directors, officers, employees and consultants of the Company. Since the establishment of the 2014 Plan, the Company has only granted stock options. Generally, stock options are granted with exercise prices equal to or greater than the fair value of the common stock on the date of grant, expire no later than 10 years from the date of grant, and vest over various periods not exceeding 4 years.

The number of shares reserved for future issuance under the 2014 Plan is the sum of (1) 823,529 shares, (2) any shares that were granted under the 2006 Plan which are forfeited, lapsed unexercised or are settled in cash subsequent to the effective date of the 2014 Plan and (3) an annual increase on the first day of each calendar year beginning January 1, 2015 and ending on January 1, 2024, equal to the lesser of (A) 4% of the shares outstanding (on an as-converted basis) on the final day of the immediately preceding calendar year, and (B) such smaller number of shares determined by the Company’s Board of Directors. As of March 31, 2017 there were 973,512 shares available for future grant under the 2014 Plan.

Stock Options

During the three months ended March 31, 2017 and 2016, the Company granted stock options with an aggregate fair value of $1.7 million and $3.4 million, respectively, which are being amortized into compensation expense over the vesting period of the stock options as the services are being provided.

The following is a summary of stock option activity under the Plans (in thousands, except share and per share amounts):

	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value
Outstanding at December 31, 2016	4,042,627	$8.20	7.05	$4,091
Granted	498,450	5.68
Exercised	(111,630)	3.03		328
Forfeited	(215,608)	8.60
Cancelled	(61,574)	15.35
Outstanding at March 31, 2017	4,152,265	7.91	7.28	3,841
Exercisable at March 31, 2017	2,267,596	6.99	5.92	3,726
Vested or expected to vest at March 31, 2017	3,881,040	7.88	7.15	3,836

Included in the stock options outstanding as of December 31, 2016 are 166,066 options to purchase common stock granted to certain executive officers of the Company that vest upon the achievement of certain performance conditions, which include the attainment of specified operating result and regulatory targets, by December 31, 2017, of which 20,000 options to purchase common stock upon the achievement of certain performance conditions were forfeited during the year ended December 31, 2016. There are 146,066 performance based stock options outstanding at March 31, 2017 and December 31, 2016. The Company will continually evaluate the probability of achievement of each performance condition and will commence recognition of stock-based compensation expense on these awards in the period the achievement of each performance condition is deemed probable, including a catch-up adjustment from the grant date.

The weighted‑average fair values of stock options granted in the three month periods ended March 31, 2017 and 2016 were $3.34 per share and $4.95 per share, respectively, and were calculated using the following estimated assumptions:

	Three months ended
	March 31,
	2017		2016
Weighted-average risk-free interest rate	2.02%		1.52%
Expected dividend yield	—%		—%
Expected volatility	63%		60%
Expected terms	6.0	years	6.0	years

The total fair values of stock options that vested during the three months ended March 31, 2017 and 2016 were $1.1 million and $1.3 million, respectively.

As of March 31, 2017, there was $7.4 million of total unrecognized compensation cost related to unvested stock options granted under the Stock Incentive Plans, including the unrecognized compensation expense of stock options with performance conditions deemed probable of vesting. Total unrecognized compensation cost will be adjusted for future changes in the estimated forfeiture rate. The Company expects to recognize that cost over a remaining weighted‑average period of 2.5 years as of March 31, 2017.

Restricted Stock Units

During the three months ended March 31, 2017, the Company awarded shares of restricted stock units to certain employees at no cost to them, which cannot be sold, assigned, transferred or pledged during the restriction period. The restricted stock and restricted stock units vest through the passage of time, assuming continued employment. Restricted stock units are not included in issued and outstanding common stock until the shares are vested and released. The fair value of the award at the time of the grant is expensed on a straight line basis. The granted restricted stock units had an aggregate fair value of $1.5 million, which are being amortized into compensation expense over the vesting period of the options as the services are being provided.

The following is a summary of restricted stock unit activity under the 2014 Plan (in thousands, except share and per share amounts):

	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2016	272,195	5.83
Granted	249,925	5.85
Vested	—	—
Forfeited	(2,000)	5.83
Canceled	—	—
Nonvested at March 31, 2017	520,120	5.84

There was no vesting of restricted stock units during the three months ended March 31, 2017. As of March 31, 2017, there was $2.3 million of total unrecognized compensation cost related to unvested stock options granted under the Stock Incentive Plans. Total unrecognized compensation cost will be adjusted for future changes in the estimated forfeiture rate. The Company expects to recognize that cost over a remaining weighted‑average period of 2.16 years as of March 31, 2017.

Employee Stock Purchase Plan

The Company’s 2014 Employee Stock Purchase Plan (the “2014 ESPP”) provides initially for granting up to 220,588 shares of the Company’s common stock to eligible employees. The 2014 ESPP plan period is semi-annual and allows participants to purchase the Company’s common stock at 85% of the lower of (i) the market value per share of common stock on the first day of the offering period or (ii) the market value per share of the common stock on the purchase date. Each participant can purchase up to a maximum of $25,000 per calendar year in fair market value. The first plan period began on August 7, 2014. Stock-based compensation expense from the 2014 ESPP was $62,000 and $53,000 for the three months ended March 31, 2017 and 2016, respectively. At March 31, 2017, there were 439,228 shares available under the 2014 ESPP.

Stock‑Based Compensation Expense

The following table summarizes the stock-based compensation expense resulting from awards granted under stock incentive plans, including the 2014 ESPP, that was recorded in the Company’s results of operations for the periods presented (in thousands):

	Three Months Ended March 31,
	2017	2016
Cost of product revenue	$30	$26
Research and development	302	270
Selling, general and administrative	796	968
Total stock-based compensation expense	$1,128	$1,264

As of March 31, 2017 and March 31, 2016, $29,000 and $26,000 of stock-based compensation expenses was capitalized as part of inventory or T2 instruments and components, respectively.

8. Warrants

In connection with the Term Loan Agreement entered into in December 2016, the Company issued to CRG four separate warrants to purchase a total of 528,958 shares of the Company’s common stock. The warrants are exercisable any time prior to December 30, 2026 at a price of $8.06 per share, with typical provisions for termination upon a change of control or a sale of all or substantially all of the assets of the Company. The warrants are classified within shareholders’ equity, and the proceeds were allocated between the debt and warrants based on their relative fair value. The fair value of the warrants was determined by the Black‑Scholes‑Merton option pricing model. The fair value of the warrants at issuance on December 30, 2016 was $1.8 million.

9. Net Loss Per Share

The following shares were excluded from the calculation of diluted net loss per share applicable to common stockholders, prior to the application of the treasury stock method, because their effect would have been anti‑dilutive for the periods presented:

	Three Months Ended March 31,
	2017	2016
Options to purchase common shares	4,152,265	3,887,285
Restricted stock units	520,120	—
Warrants to purchase common stock	528,958	—
Total	5,201,343	3,887,285

10. Co-Development Agreements

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

The Company recorded revenue of $0.3 million and $0.5 million during the three months ended March 31, 2017 and 2016, respectively, under the Co-Development Agreement, and expects to record revenue over the next two years, provided development milestones are achieved.

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

The Company recorded revenue of $38,000 for the three months ended March 31, 2017 under the Allergan Agreement and expects to record revenue over the next two years, provided development and regulatory milestones are achieved.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements about us and our industry that involve substantial risks and uncertainties. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, and Section 21E of the Securities and Exchange Act of 1934, or the Exchange Act. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations and financial position, business strategy, prospective products and product candidates, their expected performance and impact on healthcare costs, marketing clearance from the U.S. Food and Drug Administration ("FDA") regulatory clearance, reimbursement for our product candidates, research and development costs, timing of regulatory filings, timing and likelihood of success, plans and objectives of management for future operations and future results of anticipated products, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of risks, uncertainties and assumptions described under the sections in this Quarterly Report on Form 10-Q entitled “Item 1A.—Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q. These forward looking statements are subject to numerous risks, including, without limitation, the following:

•	our expectation to incur losses in the future;

•	the market acceptance of our T2MR technology;

•	our ability to timely and successfully develop and commercialize our existing products and future product candidates;

•	the length of our anticipated sales cycle;

•	our ability to gain the support of leading hospitals and key thought leaders and publish the results of our clinical trials in peer-reviewed journals;

•	our ability to successfully manage our growth;

•	our future capital needs and our need to raise additional funds;

•	the performance of our diagnostics;

•	our ability to compete in the highly competitive diagnostics market;

•	our ability to obtain marketing clearance from the FDA or regulatory clearance for new product candidates in the United States or any other jurisdiction;

•	federal, state, and foreign regulatory requirements, including FDA regulation of our product candidates; and

•	our ability to protect and enforce our intellectual property rights, including our trade secret-protected proprietary rights in T2MR.

These forward-looking statements represent our estimates and assumptions only as of the date of this Quarterly Report on Form 10-Q. Unless required by U.S. federal securities laws, we do not intend to update any of these forward-looking statements to reflect circumstances or events that occur after the statement is made or to conform these statements to actual results. The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016, as supplemented or amended from time to time under “Item 1A.—Risk Factors” in our Quarterly Reports on Form 10-Q, and elsewhere in this Quarterly Report on Form 10-Q.

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

Business Overview

We are an in vitro diagnostics company that has developed an innovative and proprietary technology platform that offers a rapid, sensitive and simple alternative to existing diagnostic methodologies. We are using our T2 Magnetic Resonance technology ("T2MR") to develop a broad set of applications aimed at lowering mortality rates, improving patient outcomes and reducing the cost of healthcare by helping medical professionals make targeted treatment decisions earlier. T2MR enables rapid detection of pathogens, biomarkers and other abnormalities in a variety of unpurified patient sample types, including whole blood, plasma, serum, saliva, sputum and urine, and can detect cellular targets at limits of detection as low as one colony forming unit per milliliter ("CFU/mL"). Our initial development efforts target sepsis and Lyme disease, which are areas of significant unmet medical need in which existing therapies could be more effective with improved diagnostics. On September 22, 2014, we received market clearance from the U.S. Food and Drug Administration ("FDA") for our first two products, the T2Dx Instrument ("the T2Dx") and the T2Candida Panel ("T2Candida"), which have the ability to rapidly identify the five clinically relevant species of Candida, a fungal pathogen known to cause sepsis. In the United States, we have built a direct sales force that is primarily targeting the top 450 hospitals with the highest concentration of patients at risk for Candida infections. In Europe, we have partnered with distributors that target large hospitals in their respective European markets. Three additional diagnostic applications in development are called T2Bacteria, T2Resistance and T2Lyme, which are focused on bacterial sepsis infections and Lyme disease, respectively. In late 2015, we initiated the collection of patient blood samples to support the clinical trial for T2Bacteria, and in early 2017, we initiated a multi-site clinical trial for T2Bacteria. We expect that existing reimbursement codes will support our sepsis and Lyme disease product candidates, and that the anticipated economic savings associated with our sepsis products will be realized directly by hospitals.

We believe our sepsis products, which include T2Candida and our product candidate, T2Bacteria, will redefine the standard of care in sepsis management while lowering healthcare costs by improving both the precision and the speed of detection of sepsis-causing pathogens. According to a study published in the Journal of Clinical Microbiology in 2010, targeted therapy for patients with bloodstream infections can be delayed up to 72 hours due to the wait time for blood culture results. In another study published in Clinical Infectious Diseases in 2012, the delayed administration of appropriate antifungal therapy was associated with higher mortality among patients with septic shock attributed to Candida infection and, on that basis, the study concluded that more rapid and accurate diagnostic techniques are needed. Due to the high mortality rate associated with Candida infections, physicians often will place patients on antifungal drugs while they await blood culture diagnostic results which generally take at least five days to generate a negative test result. Antifungal drugs are toxic and may result in side effects and can cost over $50 per day. Our T2Candida

Panel’s speed to result coupled with its superior sensitivity as compared to blood culture may help reduce the overuse of ineffective, or even unnecessary, antimicrobial therapy which may reduce side effects for patients, lower hospital costs and potentially counteract the growing resistance to antifungal therapy. The administration of inappropriate therapy is a driving force behind the spread of antimicrobial-resistant pathogens, which the United States Centers for Disease Control and Prevention ("CDC") recently called “one of our most serious health threats.”

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

We have never been profitable and have incurred net losses in each year since inception. Our accumulated deficit at March 31, 2017 was $218.4 million. Substantially all of our net losses resulted from costs incurred in connection with our research and development programs and from selling, general and administrative costs associated with our operations. We have incurred significant commercialization expenses related to product sales, marketing, manufacturing and distribution of our FDA-cleared T2Dx and T2Candida. In addition, we expect that costs and expenses may increase as we continue to develop other product candidates, improve existing products and maintain, expand and protect our intellectual property portfolio. We may seek to fund our operations through public equity or private equity or debt financings, as well as other sources. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements if and when needed would have a negative impact on our business, results of operations and financial condition and our ability to develop, commercialize and drive adoption of the T2Dx, T2Candida, our product candidate, T2Bacteria, and future T2MR-based diagnostics.

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

Candida is the fourth leading hospital-acquired bloodstream infection, afflicting more than 135,000 patients per year in the United States, and the most lethal form of common bloodstream infections that cause sepsis, with an average mortality rate of approximately 40%. This high mortality rate is largely due to a delay in providing targeted therapy to the patient due to the elapsed time from Candida infection to positive diagnosis. According to a study published in Antimicrobial Agents and Chemotherapy, the Candida mortality rate can be reduced to 11% with the initiation of targeted therapy within 12 hours of presentation of symptoms. Additionally, a typical patient with a Candida infection averages 40 days in the hospital, including nine days in intensive care, resulting in an average cost per hospital stay of more than $130,000 per patient. In a study published in the American Journal of Respiratory and Critical Care Medicine, providing targeted antifungal therapy within 24 hours of the presentation of symptoms decreased the length of hospital stay by approximately ten days and decreased the average cost of care by approximately $30,000 per patient.  Furthermore, in April 2015, Future Microbiology published the results of an economic study regarding the use of T2Candida conducted by IMS Health, a healthcare economics agency.  In that economic study, IMS demonstrated that an average hospital admitting 5,100 patients at risk for Candida infections could save approximately $5.8 million annually due to decreased hospital stays for patients, reduction in use of antifungal drugs, and other associated savings. The economic study further showed T2Candida can potentially reduce the costs of care by $26,887 per Candida patient and that rapid detection of Candida reduces patient deaths by 60.6%. Results from a data analysis of T2Candida for the detection and monitoring of Candida infection and sepsis were published comparing aggregated results from the use of T2Candida to blood culture-based diagnostics for the detection of invasive candidiasis and candidemia. The analysis included samples acquired from more than 1,900 patients. Out of 55 prospective patient cases that were tested with T2Candida and blood culture and determined to be positive or likely to be positive for a Candida infection, T2Candida detected 96.4% of the patients (53 cases) compared to detection of 60% of the patients (33 cases) with blood culture. During 2016, a number of T2Candida users presented data on their experiences with the T2Candida Panel which demonstrated both the clinical and economic benefits of use of the T2Candida Panel in the diagnostic regimen. The Henry Ford Health System in Detroit, Michigan reported data on a pre- and post-T2Candida implementation analysis that covered 6 months of clinical experience. The data showed a statistically significant (p = 0.009) seven day reduction in median Intensive Care Unit ("ICU") length of stay per positive patient that was identified as positive for Candida after implementation of the T2Candida test panel and a trend (p = 0.164) of total hospital length of stay reduction of four days. The data also showed significant reductions in use of antifungal drugs for negative patients tested with T2Candida. The overall economic savings resulting from these clinical benefits was projected to be approximately $2.3 million on an annualized basis. The Lee Health System in Fort Myers, Florida compared patient and economic experience before and after T2Candida implementation. The data demonstrated that in the post-T2Candida cohort, average length of stay for patients with Candida infections was reduced by 7 days when detected by T2Candida while unnecessary antifungal therapy was avoided in 41% of patients tested and was discontinued after one dose in another 15% of patients tested. The economic savings derived solely from reduction in antifungal drug use was $195 per patient tested, net of the cost of the T2Candida test panel. Huntsville Hospital in Huntsville, Alabama, reported that the use of the T2Candida test panel resulted in a reduction in the duration of therapy and time to de-escalation in patients that tested negative for Candida on the T2Candida test panel, yielding net pharmacy savings of approximately $280 per patient tested. T2Candida also detected 56% more positive patients than blood culture. Finally, Riverside Community Hospital in Riverside, California, demonstrated improvements in time to appropriate therapy, increased sensitivity, and rapid discontinuation of antifungal therapy when using T2Candida. Specifically, 83% of patients who tested positive with T2Candida received appropriate therapy within six hours of the blood draw and 100% of patients received appropriate therapy in under nine hours. None of the patients who tested positive had been identified to have been treated with antifungals prior to T2Candida testing. In addition, antifungal therapy was discontinued for 100% of the patients who tested negative with T2Candida.

Due to the high mortality rate associated with Candida infections, physicians often will place patients on antifungal drugs while they await blood culture diagnostic results which generally take at least five days to generate a negative test result. Antifungal drugs are toxic and may result in side effects and can cost over $50 per day. Our T2Candida Panel's speed to result coupled with its superior sensitivity as compared to blood culture may help reduce the overuse of ineffective, or even unnecessary, antimicrobial therapy which may reduce side effects for patients, hospital costs and potentially, the growing resistance to antifungal therapy. This inappropriate therapy is a driving force behind the spread of antimicrobial-resistant pathogens, which the CDC recently called “one of our most serious health threats.”

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

We believe T2MR is the first technology with the ability to detect directly from a clinical sample of whole blood, plasma, serum, saliva, sputum or urine, saving time and potentially improving sensitivity by eliminating the need for purification or the extraction of target pathogens. T2MR has been demonstrated to detect cellular targets at limits of detection as low as one colony-

forming unit per milliliter (CFU/mL). More than 100 studies published in peer reviewed journals have featured T2MR in a breadth of applications.

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

Research and development expenses

Our research and development expenses consist primarily of costs incurred for the development of our technology and product candidates, technology improvements and enhancements, clinical trials to evaluate the clinical utility of our product candidates, and laboratory development and expansion, and include salaries and benefits, including stock-based compensation, research-related facility and overhead costs, laboratory supplies, equipment and contract services. Research and development expenses also include costs of delivering products or services associated with research revenue. We expense all research and development costs as incurred.

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

The items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2016 remain materially consistent.  For a description of those critical accounting policies, please refer to our Annual Report on Form 10-K filing for the year ended December 31, 2016.

Results of Operations for the Three Months Ended March 31, 2017 and 2016

	Three Months Ended March 31,
	2017	2016	Change
	(in thousands)
Revenue:
Product revenue	$631	$437	$194
Research revenue	310	659	(349)
Total revenue	941	1,096	(155)
Costs and expenses:
Cost of product revenue	1,627	1,026	601
Research and development	6,585	6,589	(4)
Selling, general and administrative	5,874	6,204	(330)
Total costs and expenses	14,086	13,819	267
Loss from operations	(13,145)	(12,723)	(422)
Interest expense, net	(1,637)	(735)	(902)
Other income, net	79	32	47
Net loss	$(14,703)	$(13,426)	$(1,277)

Product revenue

Product revenue was $0.6 million for the three months ended March 31, 2017 compared to $0.4 million for the three months ended March 31, 2016, an increase of $0.2 million. The increase was driven by an increase in sales volume of our products, primarily the sale of T2Candida consumable diagnostic tests, driven from increased usage of consumable diagnostic tests in the installed base and growth in our installed T2Dx Instrument base, as well as sales of our T2Dx Instruments.

Research revenue

Research revenue was $0.3 million for the three months ended March 31, 2017, compared to $0.7 million for the three months ended March 31, 2016, a decrease of $0.3 million. The decrease was primarily the result of lower revenue from services delivered under our Co-Development Agreement with Canon US Life Sciences, which decreased $0.2 million over the prior year period, as well as a decrease in revenue from research and development agreements utilizing T2MR technology with other third parties.

Cost of product revenue

Cost of product revenue was $1.6 million for the three months ended March 31, 2017, compared to $1.0 million for the three months ended March 31, 2016, an increase of $0.6 million. The increase was due to continued expansion of manufacturing activities. Cost of product revenue for the three months ended March 31, 2017 also included $0.6 million of cost to provide maintenance and technical support services to customers and $0.2 million of depreciation related to the T2Dx Instruments placed at customer locations pursuant to reagent rental agreements, as compared to $0.6 million and $0.1 million, respectively, for the three months ended March 31, 2016.

Research and development expenses

Research and development expenses remained relatively consistent for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016. Clinical expenses increased by $0.4 million primarily due to the T2Bacteria clinical trial and facilities expenses increased by $0.3 million, primarily from increased depreciation and amortization. Offsetting these increases are decreases in payroll and related expenses of $0.4 million, in consulting and subcontract expenses of $0.2 million and in other research and development expenses of $0.1 million, which includes lower prototype and lab related expenses.

Selling, general and administrative expenses

Selling, general and administrative expenses were $5.9 million for the three months ended March 31, 2017, compared to $6.2 million for the three months ended March 31, 2016, a decrease of $0.3 million. The decrease was due primarily to decreased payroll and related expenses of approximately $0.6 million, including $0.2 million of decreased stock compensation expense, due to a reduction in headcount, decreased travel expenses of $0.1 million related to headcount reduction, and decreased legal expenses of $0.1 million. These decreases were partially offset by increased outside services expenditures of $0.3 million and increased facility and other selling, general and administrative expenses of $0.2 million.

Interest expense, net

Interest expense, net, was $1.6 million for the three months ended March 31, 2017, compared to $0.7 million for the three months ended March 31, 2016. Interest expense, net, increased by $0.9 million primarily from the refinancing of debt with CRG.

Other income, net

Other income, net, was $0.1 million of net income for the three months ended March 31, 2017, compared to $32,000 for the three months ended March 31, 2016. Other income, net, increased by $47,000 due primarily to increased dividend and other investment income.

Liquidity and Capital Resources

We have incurred losses and cumulative negative cash flows from operations since our inception, and as of March 31, 2017, we had an accumulated deficit of $218.4 million. We anticipate that we will continue to incur losses for at least the next few years. We expect that our operating expenses will continue to increase and, as a result, we will need additional capital to fund our operations, which we may raise through a combination of equity offerings, debt financings, other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements.

In March 2017, we entered into an amendment to extend the term of our operating lease for office and laboratory space at our headquarters in Lexington, MA from December 31, 2017 to December 31, 2021. Under the terms of the amendment, beginning on January 1, 2018 and ending on December 31, 2018, we are obligated to pay monthly rent installments of $112,000. The monthly rent will increase by three percent on January 1st of each succeeding year during the term of the lease, beginning on January 1, 2019. The rent expense, inclusive of the escalating rent payments, is recognized on a straight-line basis over the lease term.

We have been funding our operations principally from the sale of common stock and preferred stock, the incurrence of indebtedness, and revenue from research and development agreements.

Plan of operations and future funding requirements

As of March 31, 2017, we had cash and cash equivalents of approximately $58.8 million. Currently, our funds are primarily held in money market funds invested in U.S. government agency securities. Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, costs related to our products, clinical trials, laboratory and related supplies, supplies and materials used in manufacturing, legal and other regulatory expenses and general overhead costs.

We believe that our existing cash and cash equivalents, and additional liquidity of up to $1.5 million available under the Facility with Essex, will be sufficient to meet our anticipated cash requirements for at least the next 12 months from the date of issuance of these condensed consolidated financial statements. Should our current operating plans not materialize as expected, and we are unable to obtain additional capital from the sources described on a timely basis, we may be required to change our current operating plans to reduce future expenses, which are within our control, in order to fund operations at reduced levels.

Until such time as we can generate substantial product revenue, we expect to finance our cash needs, beyond what is currently available or on hand, through a combination of equity offerings, debt financings and revenue from potential research and development and other collaboration agreements. If we raise additional funds in the future, we may need to relinquish valuable rights to our technologies, future revenue streams or grant licenses on terms that may not be favorable to us.

Cash flows

The following is a summary of cash flows for each of the periods set forth below:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Net cash used in:
Operating activities	$(12,758)	$(11,836)
Investing activities	(1,594)	(2,158)
Financing activities	(314)	(149)
Net decrease in cash and cash equivalents	$(14,666)	$(14,143)

Net cash used in operating activities

Net cash used in operating activities was approximately $12.8 million for the three months ended March 31, 2017, and consisted primarily of a net loss of $14.7 million adjusted for non-cash items including depreciation and amortization expense of $0.7 million, stock-based compensation expense of $1.2 million, non-cash interest expense of $0.6 million, deferred rent of $0.1 million, and a net change in operating assets and liabilities (use of cash) of $0.5 million, primarily related to a decrease in deferred revenue of $0.3 million related to the recognition of revenue from our Co-Development Agreement with Canon US Life Sciences, a decrease in accrued expenses and accounts payable of $0.3 million, and a decrease in inventory of $0.3 million, partially offset by an increase in prepaid and other expenses of $0.1 million primarily for deposits on tradeshows and an increase in accounts receivable of $0.1 million due to increased sales.

Net cash used in operating activities was approximately $11.8 million for the three months ended March 31, 2016, and consisted primarily of a net loss of $13.4 million adjusted for non-cash items including depreciation and amortization expense of $0.5 million, stock-based compensation expense of $1.3 million, non-cash interest expense of $0.1 million, deferred rent of $0.1 million, and a net change in operating assets and liabilities (source of cash) of $0.3 million, primarily related to an increase in inventory of $0.6 million to support our commercial demand and a decrease in deferred revenue of approximately $0.4 million primarily related to the recognition of revenue from our Co-Development Agreement with Canon US Life Sciences, partially offset by an increase in accounts payable of $0.7 million related to growth in the business.

Net cash used in investing activities

Net cash used in investing activities was approximately $1.6 million for the three months ended March 31, 2017 and consisted of costs to acquire components of and manufacture Company-owned instruments of $1.4 million, which are classified as property and equipment, $0.2 million of purchases of laboratory and manufacturing equipment and other property and equipment.

Net cash used in investing activities was approximately $2.2 million for the three months ended March 31, 2016, and consisted of costs to acquire components of and manufacture Company-owned instruments of $1.8 million, which are classified as property and equipment, and $0.4 million of purchases of laboratory and manufacturing equipment incurred to support commercialization efforts and research and development programs.

Net cash used in financing activities

Net cash used in financing activities was approximately $0.3 million for the three months ended March 31, 2017, and consisted primarily of $0.3 million of repayments of notes payable and $0.4 million of payments of debt issuance costs from the refinancing of debt with CRG Servicing LLC ("CRG") in December 2016, partially offset by $0.3 million of proceeds from the exercise of stock options and sale of common stock under our 2014 Employee Stock Purchase Plan.

Net cash used in financing activities was approximately $0.1 million for the three months ended March 31, 2016, and consisted of $0.4 million of payments of issuance costs from our December 2015 secondary offering and $0.1 million of repayments of notes payable.  Partially offsetting these uses of cash were $301,000 of proceeds from the exercise of stock options.

Borrowing Arrangements

Term Loan Agreement

In December 2016, we entered into a Term Loan Agreement (the “Term Loan Agreement”) with CRG. We initially borrowed $40.0 million pursuant to the Term Loan Agreement and may borrow up to an additional $10.0 million at any time through and including July 27, 2018, provided that, among other conditions, we receive 510(k) clearance for the marketing of T2BacteriaTM by the U.S. Food and Drug Administration (“FDA”) on or before April 30, 2018, or the Approval Milestone. The Term Loan Agreement has a six-year term with three years (through December 30, 2019) of interest-only payments, which period shall be extended to four years (through December 30, 2020) if we achieve the Approval Milestone, after which quarterly principal and interest payments will be due through the December 30, 2022 maturity date. Interest on the amounts borrowed under the Term Loan Agreement accrues at an annual fixed rate of (a) prior to the Approval Milestone, 12.5%, 4.0% of which may be deferred during the interest-only period by adding such amount to the aggregate principal loan amount and (b) following the Approval Milestone, 11.5%, 3.5% of which may be deferred during the interest-only period by adding such amount to the aggregate principal loan amount. In addition, if we achieve certain financial performance metrics, the loan will convert to interest-only until the December 30, 2022 maturity, at which time all unpaid principal and accrued unpaid interest will be due and payable. We are required to pay CRG a financing fee based on the loan principal amount drawn. We are also required to pay a final payment fee of 8% of the principal outstanding upon repayment.

We may prepay all or a portion of the outstanding principal and accrued unpaid interest under the Term Loan Agreement at any time upon prior notice subject to a prepayment fee during the first five years of the term and no prepayment fee thereafter. As security for our obligations under the Term Loan Agreement we entered into a security agreement with CRG whereby we granted a lien on substantially all of its assets, including intellectual property. The Term Loan Agreement also contains customary affirmative and negative covenants for a credit facility of this size and type. The Term Loan Agreement also requires us to achieve certain revenue targets, whereby we are required to pay double the amount of any shortfall as an acceleration of principal payments. The Term Loan Agreement includes a subjective acceleration clause whereby an event of default, including a material adverse change in the business, operations, or conditions (financial or otherwise), could result in the acceleration of the obligations under the Term Loan Agreement. Under certain circumstances, a default interest rate of an additional 4.0% per annum will apply at the election of CRG on all outstanding obligations during the occurrence and continuance of an event of default. CRG has not exercised its right under this clause, as there have been no such events. We believe the likelihood of CRG exercising this right is remote.

We assessed the terms and features of the Term Loan Agreement in order to identify any potential embedded features that would require bifurcation or any beneficial conversion features. As part of this analysis, we assessed the economic characteristics and risks of the Term Loan Agreement, including put and call features. We determined that the features of the Term Loan Agreement are either clearly and closely associated with a debt host and do not require bifurcation as a derivative liability, or the fair value of the feature is immaterial. Included in these features are principal payment acceleration clauses triggered by a developmental milestone. Should our assessment of this milestone change, there could be a non-cash charge in operations. We will continue to reassess the features to determine if they require separate accounting on a quarterly basis.

In December 2016, pursuant to the Term Loan Agreement, we made an initial draw of $39.2 million, net of financing fees. We used approximately $28.0 million of the initial proceeds to repay approximately $27.5 million of outstanding debt pursuant to the Loan and Security Agreement and to repay approximately $0.5 million of outstanding debt pursuant to the Promissory Note. Upon the repayment of all amounts owed by us under these agreements, all commitments were terminated and all security interests granted by us were released.

Equipment Lease Credit Facility

In October 2015, we signed a $10.0 million Equipment Lease Credit Facility, or the Credit Facility, with Essex Capital Corporation (the “Lessor”) to fund capital equipment needs. As one of the conditions of the Term Loan Agreement, the Credit Facility is capped at a maximum of $5.0 million. Under the Credit Facility, Essex will fund capital equipment purchases presented by us. We will repay the amounts borrowed in 36 equal monthly installments from the date of the amount funded. At the end of the 36 month lease term, we have the option to (a) repurchase the leased equipment at the lesser of fair market value or 10% of the original equipment value, (b) extend the applicable lease for a specified period of time, which will not be less than one year, or (c) return the leased equipment to the Lessor.

In April 2016 and June 2016, we completed the first two draws under the Credit Facility, of $2.1 million and $2.5 million, respectively. We will make monthly payments of $67,000 under the first draw and $79,000 under the second draw. The borrowings under the Credit Facility are treated as capital leases. The amortization of the assets conveyed under the Credit Facility is included as a component of depreciation expense.

Contractual Obligations and Commitments
There were no material changes to our contractual obligations and commitments from those described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Annual Report on Form 10-K for the year ended December 31, 2016.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules.

Item 3.Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk related to changes in interest rates. As of March 31, 2017, we had cash and cash equivalents of $58.8 million held primarily in money market funds consisting of U.S. government agency securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term securities. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate one percent change in interest rates would not have a material effect on the fair market value of our portfolio. As of March 31, 2017, we had no outstanding debt exposed to variable interest rates.

Item 4.Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Management of the Company, with the participation of the Chief Executive Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of March 31, 2017. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the Chief Executive Officer, as appropriate, to allow timely decisions regarding disclosure. Based upon this evaluation, the Chief Executive Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2017.

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

Item 1A.Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016, which could materially affect our business, financial condition or future results. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.Defaults Upon Senior Securities

Not applicable.

Item 4.Mine Safety Disclosures

Not applicable.

Item 5.Other Information

None.

Item 6.Exhibits, Financial Statement Schedules

Exhibit Number	Exhibit Description

3.1	Restated Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K (File No. 001-36571) filed on August 12, 2014)

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K (File No. 001-36571) filed on August 12, 2014)

10.1*	Employment Letter Agreement, dated May 1, 2017, by and between the Company and Darlene Deptula-Hicks.

10.2*	Change of Control Severance Agreement, dated May 1, 2017 by and between the Company and Darlene Deptula-Hicks.

10.3*	Amendment No. 1 to Term Loan Agreement, dated March 1, 2017, by and among the Company, CRG Servicing LLC, as administrative and collateral agent, and the lenders party thereto

10.4*	Non-Employee Director Compensation Program, as amended.

31.1*	Certification of principle executive officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of principal financial officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1*
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL: (i) Condensed Consolidated Balance Sheets (unaudited), (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited), (iii) Condensed Consolidated Statements of Cash Flows (unaudited), and (v) Notes of Condensed Consolidated Financial Statements.

* Filed herewith
** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

T2 BIOSYSTEMS, INC.

Date; May 8, 2017	By:	/s/ JOHN MCDONOUGH
John McDonough
President, Chief Executive Officer and Director
(principal executive officer)
(principal financial officer)