Form 10-Q
period 2017-06-30
T2 Biosystems, Inc.
filed 2017-08-04
CIK 1492674

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant of Section 13(a) of the Exchange Act  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 2, 2017, the registrant had 30,764,319 shares of common stock outstanding.

T2 BIOSYSTEMS, INC.

i

PART I.

FINANCIAL INFORMATION

Item 1. Financial Statements

T2 BIOSYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	June 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$46,134	$73,488
Accounts receivable	981	327
Prepaid expenses and other current assets	660	820
Inventories, net	1,014	803

Total current assets	48,789	75,438
Property and equipment, net	14,510	13,589
Restricted cash	260	260
Other assets	218	281

Total assets	$63,777	$89,568

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,660	$962
Accrued expenses and other current liabilities	4,701	4,908
Current portion of notes payable	1,365	1,269
Deferred revenue	2,494	2,445
Current portion of lease incentives	248	301

Total current liabilities	10,468	9,885
Notes payable, net of current portion	39,908	39,504
Lease incentives, net of current portion	771	792
Other liabilities	305	49
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding at June 30, 2017 and December 31, 2016	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 30,763,919 and 30,482,712 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	32	30
Additional paid-in capital	246,141	242,997
Accumulated deficit	(233,848)	(203,689)

Total stockholders’ equity	12,325	39,338

Total liabilities and stockholders’ equity	$63,777	$89,568

See accompanying notes to condensed consolidated financial statements.

T2 BIOSYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue:
Product revenue	$735	$151	$1,366	$588
Research revenue	221	839	531	1,498

Total revenue	956	990	1,897	2,086
Costs and expenses:
Cost of product revenue	1,989	1,781	3,617	2,807
Research and development	7,112	6,369	13,697	12,958
Selling, general and administrative	5,759	6,143	11,633	12,347

Total costs and expenses	14,860	14,293	28,947	28,112

Loss from operations	(13,904)	(13,303)	(27,050)	(26,026)
Interest expense, net	(1,654)	(805)	(3,291)	(1,540)
Other income, net	102	62	181	94

Net loss and comprehensive loss	$(15,456)	$(14,046)	$(30,160)	$(27,472)

Net loss per share — basic and diluted	$(0.50)	$(0.58)	$(0.99)	$(1.13)

Weighted-average number of common shares used in computing net loss per share — basic and diluted	30,661,200	24,321,310	30,595,933	24,270,041

See accompanying notes to condensed consolidated financial statements.

T2 BIOSYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities
Net loss	$(30,160)	$(27,472)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,432	1,068
Stock-based compensation expense	2,550	2,527
Loss on sale of T2 owned equipment	107	—
Non-cash interest expense	1,291	308
Deferred rent	(74)	(123)
Changes in operating assets and liabilities:
Accounts receivable	(654)	81
Prepaid expenses and other assets	225	276
Inventories, net	(212)	(752)
Accounts payable	698	(49)
Accrued expenses and other liabilities	(230)	228
Deferred revenue	48	(879)

Net cash used in operating activities	(24,979)	(24,787)
Cash flows from investing activities
Purchases and manufacture of property and equipment	(2,468)	(3,173)

Net cash used in investing activities	(2,468)	(3,173)
Cash flows from financing activities
Payment of offering costs for issuance of common stock in public offering	—	(385)
Proceeds from issuance of common stock and stock options exercises, net	713	700
Proceeds from notes payable, net of issuance costs	—	4,593
Repayments of note payable	(620)	(392)

Net cash provided by financing activities	93	4,516

Net decrease in cash and cash equivalents	(27,354)	(23,444)
Cash and cash equivalents at beginning of period	73,488	73,662

Cash and cash equivalents at end of period	$46,134	$50,218

Supplemental disclosures of cash flow information
Cash paid for interest	$1,981	$1,146

Supplemental disclosures of noncash investing and financing activities
Accrued property and equipment	$51	$184

See accompanying notes to condensed consolidated financial statements.

T2 BIOSYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Nature of Business

T2 Biosystems, Inc. (the “Company”) was incorporated on April 27, 2006 as a Delaware corporation with operations based in Lexington, Massachusetts. The Company is an in vitro diagnostics company that has developed an innovative and proprietary technology platform that offers a rapid, sensitive and simple alternative to existing diagnostic methodologies. The Company is using its T2 Magnetic Resonance technology (“T2MR”) to develop a broad set of applications aimed at lowering mortality rates, improving patient outcomes and reducing the cost of healthcare by helping medical professionals make targeted treatment decisions earlier. T2MR enables rapid detection of pathogens, biomarkers and other abnormalities in a variety of unpurified patient sample types, including whole blood, plasma, serum, saliva, sputum and urine, and can detect cellular targets at limits of detection as low as one colony forming unit per milliliter (“CFU/mL”). The Company’s initial development efforts target sepsis and lyme disease, which are areas of significant unmet medical need in which existing therapies could be more effective with improved diagnostics. On September 22, 2014, the Company received market clearance from the U.S. Food and Drug Administration (“FDA”) for its first two products, the T2Dx Instrument (the “T2Dx”) and T2Candida Panel (“T2Candida”). On June 30, 2017 the Company received CE Mark for its T2Bacteria Panel (“T2Bacteria”).

Liquidity

At June 30, 2017, the Company had cash and cash equivalents of $46.1 million and an accumulated deficit of $233.8 million. The future success of the Company is dependent on its ability to successfully commercialize its FDA approved products, obtain regulatory clearance for and successfully launch its future product candidates, including T2Bacteria, obtain additional capital and ultimately attain profitable operations. Historically, the Company has funded its operations primarily through its August 2014 initial public offering, its December 2015 secondary public offering, its September 2016 private investment in public equity (“PIPE”) financing, private placements of redeemable convertible preferred stock and through debt financing arrangements.

The Company is subject to a number of risks similar to other newly commercial life science companies, including, but not limited to commercially launching the Company’s products, development and market acceptance of the Company’s product candidates, development by its competitors of new technological innovations, protection of proprietary technology, and raising additional capital.

Having obtained authorization from the FDA to market T2Dx and T2Candida, the Company has incurred significant commercialization expenses related to product sales, marketing, manufacturing and distribution. In addition, the Company expects that costs and expenses may increase as it continues the research and development of other product candidates and maintains, expands and protects its intellectual property portfolio. The Company may seek to fund its operations through public equity or private equity or debt financings, as well as other sources. However, the Company may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. The Company’s failure to raise capital or enter into such other arrangements if and when needed would have a negative impact on the Company’s business, results of operations and financial condition and the Company’s ability to develop and commercialize T2Dx, T2Candida, T2Bacteria and other product candidates.

Management believes that its existing cash and cash equivalents at June 30, 2017, together with the additional remaining liquidity on the Company’s Term Loan Agreement of up to an additional $10.0 million, will be sufficient to allow the Company to fund its current operating plan for 12 months from the date the financial statements are issued. The borrowing on the Term Loan Agreement is available at any time through July 27, 2018, and is subject to certain conditions including that the Company receive 510(k) clearance for the marketing of T2BacteriaTM by the U.S. Food and Drug Administration (“FDA”) by April 30, 2018 (see Note 5). Because certain elements of the Company’s plan are outside of the Company’s control they cannot be considered probable, as defined by ASU 2014-15, Presentation of Financial Statements - Going Concern. Should the Company’s current operating plan not materialize as expected, including the Company’s ability to draw additional borrowings on the Term Loan Agreement on a timely basis, the Company would delay certain research projects and capital expenditures and reduce or eliminate certain future operating expenses in order to fund operations at reduced levels for the Company to continue as a going concern for a period of 12 months from the date the financial statements are issued.

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

We have evaluated subsequent events from June 30, 2017 through the date of the issuance of these consolidated financial statements and have determined that no material subsequent events have occurred that would affect the information presented in these consolidated financial statements.

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

The accompanying interim condensed consolidated balance sheet as of June 30, 2017, the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2017 and 2016, the condensed consolidated statements of cash flows for the three and six months ended June 30, 2017 and 2016 and the related financial data and other information disclosed in these notes are unaudited. The unaudited interim financial statements have been prepared on the same basis as the audited annual financial statements, and, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of June 30, 2017, and the results of its operations and its cash flows for the three and six months ended June 30, 2017 and 2016. The results for the three and six months ended June 30, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017, any other interim periods, or any future year or period.

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

As of June 30, 2017 and December 31, 2016, the Company had not experienced any material losses related to these indemnification obligations, and no material claims with respect thereto were outstanding. The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related reserves were established.

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

Product revenue is generated by the sale of instruments and consumable diagnostic tests predominantly through the Company’s direct sales force in the United States and distributors in geographic regions outside the United States. The Company does not offer product return or exchange rights (other than those relating to defective goods under warranty) or price protection allowances to its customers, including its distributors. Payment terms granted to distributors are the same as those granted to end-user customers and payments are not dependent upon the distributors’ receipt of payment from their end-user customers. The Company either sells instruments to customers and international distributors, or retains title and places the instrument at the customer site pursuant to a reagent rental agreement. When the instrument is directly purchased by a customer, the Company recognizes revenue when all applicable revenue recognition criteria are met. When the instrument is placed under a reagent rental agreement, the Company’s customers generally agree to fixed term agreements, which can be extended, certain of which may include minimum purchase commitments and/or incremental charges on each consumable diagnostic test purchased, which varies based on the volume of test cartridges purchased. Revenue from the sale of consumable diagnostic tests, which includes the incremental charge, is recognized upon delivery or shipment as a component of product revenue in the Company’s consolidated statements of operations and comprehensive loss.

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

Product Recall

In July 2016, the Company initiated a voluntary recall and replacement of its T2Candida cartridges at certain customer sites because T2Candida was experiencing higher than normal invalid test rates as the T2Candida cartridges aged. As of June 30, 2016, as a result of this voluntary recall, the Company deferred revenue totaling $149,000 and recorded additional costs of product revenue of $41,000 related to returned products, which are no longer usable. As of June 30, 2017, the Company had $20,000 of deferred revenue and $2,000 of warranty reserve remaining, both related to this voluntary recall. The impact of the voluntary recall on T2Candida cartridges in inventory was not material to the condensed consolidated financial statements.

Cost of Product Revenue

Cost of product revenue includes the cost of materials, direct labor and manufacturing overhead costs used in the manufacture of consumable diagnostic tests sold to customers and related license and royalty fees. Cost of product revenue also includes depreciation on revenue generating T2Dx systems that have been placed with customers under reagent rental agreements; costs of materials, direct labor and manufacturing overhead costs on the T2Dx systems sold to customers; and other costs such as customer support costs, royalties and license fees, warranty and repair and maintenance expense on the T2Dx systems that have been placed with customers under reagent rental agreements.

Research and Development Costs

Costs incurred in the research and development of the Company’s product candidates are expensed as incurred. Research and development expenses consist of costs incurred in performing research and development activities, including activities associated with performing services under research revenue arrangements, and include salaries and benefits, stock compensation, research-related facility and overhead costs, laboratory supplies, equipment and contract services.

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

Accounting Standards Adopted

In August 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” which is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its financial obligations as they become due within one year after the date that the financial statements are issued (or are available to be issued). ASU No. 2014-15 provides guidance to an organization’s management, with principles and definitions intended to reduce diversity in the timing and content of disclosures commonly provided by organizations in the footnotes of their financial statements. ASU No. 2014-15 was effective for annual reporting periods ending after December 15, 2016, and for annual and interim periods thereafter. This standard has been adopted and the Company does not believe it is required to make any additional disclosures.

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory (“ASU 2015-11”). The standard simplifies the subsequent measurement of inventory by requiring inventory to be measured at the lower of cost and net realizable value for entities using the first-in-first out method of valuing inventory. ASU 2015-11 eliminates other measures required by current guidance to determine net realizable value. ASU 2015-11 is effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years and early adoption is permitted. The Company’s adoption of this standard did not have a material effect on its condensed consolidated financial statements.

In March 2016, the FASB released ASU No. 2016-09 Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”) which is intended to simplify income tax accounting for excess tax benefits, accounting for forfeitures, and employer statutory withholding. Under the current guidance, excess tax benefits that result from an award vesting or settling are recognized in additional paid-in capital in the period that they reduce cash taxes payable. This requires the provision to be computed on a with and without option basis and may result in net operating loss and credit carryforwards on the balance sheet being less than what is available on the tax return. Under the new guidance, the income tax effects of awards will be recognized as a component of income tax expense when the awards vest or are settled (regardless if cash taxes are reduced). For interim reporting purposes, companies will account for excess tax benefits and tax deficiencies as discrete items in the period during which they occurred. The guidance is effective for public entities for fiscal years beginning after December 15, 2016, and interim periods within those years. Early adoption is permitted, however all of the guidance included in the update must be applied when adopted. The Company must use a modified retrospective transition method for adopting and record the cumulative effect of all unrecognized benefits and any change in valuation allowances at the end of the prior tax period as an adjustment to retained earnings. The Company’s adoption of this standard did not have a material effect on its condensed consolidated financial statements and prior periods have not been adjusted. As a result, the Company established a net operating loss deferred tax asset of $1.2 million to account for prior period excess tax benefits through retained earnings, however an offsetting valuation allowance of $1.2 million will also be established through retained earnings because it is not more likely than not that the deferred tax asset will be realized due to historical and expected future losses, such that there is no impact on the Company’s condensed consolidated financial statements. The Company also elected to maintain the use of estimated forfeitures in the calculation of stock based compensation.

In March 2016, the FASB issued ASU No. 2016-06, Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments (“ASU 2016-06”), which applies to all issuers of or investors in debt instruments with embedded call or put options. ASU 2016-06 clarifies the requirements for assessing whether contingent call or put options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. Entities performing the assessment under the guidance of ASU 2016-06 are required to assess the embedded call or put options solely in accordance with the four-step decision process. In addition, ASU 2016-06 clarifies what steps are required when assessing whether the economic characteristics and risks of call or put options are clearly and closely related to the economic characteristics and risks of their debt hosts. ASU 2016-06 is effective for financial statements issued for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years using the modified retrospective method for existing debt instruments. The Company’s adoption of this standard did not have a material effect on its condensed consolidated financial statements.

Accounting Standards Issued, Not Adopted

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASC 2016-15”), which provides guidance on the classification of certain specific cash flow issues including debt prepayment or extinguishment costs, settlement of certain debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of certain insurance claims and distributions received from equity method investees. The standard requires the use of a retrospective approach to all periods presented, but may be applied prospectively if retrospective application would be impracticable. The guidance is effective for public entities for fiscal years beginning after December 15, 2017, and interim periods within those years, and early application is permitted. The Company is currently evaluating the impact of its pending adoption of ASU 2016-15 on the Company’s consolidated financial statements.

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

In June 2014, the FASB issued amended guidance, ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which is applicable to revenue recognition that will now be effective for the Company for the year ending December 31, 2018, as a result of the deferral of the effective date adopted by the FASB in July 2015. The new guidance must be adopted using either a full retrospective approach for all periods presented or a modified retrospective approach. Early adoption prior to the original adoption date of ASU 2014-09 is not permitted. The new guidance applies a more principles-based approach to revenue recognition. The Company currently anticipates adoption of the new standard effective January 1, 2018 under the modified retrospective method. The Company’s revenue is primarily comprised of product sales and research services, and the Company is in the process of determining the impact of the new standard on its financial statements.

3. Fair Value Measurements

The Company measures the following financial assets at fair value on a recurring basis. There were no transfers between levels of the fair value hierarchy during any of the periods presented. The following tables set forth the Company’s financial assets carried at fair value categorized using the lowest level of input applicable to each financial instrument as of June 30, 2017 and December 31, 2016 (in thousands):

	Balance at June 30, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash	$2,953	$2,953	$—	$—
Money market funds	43,181	43,181	—	—
Restricted cash	260	260	—	—

Total	$46,394	$46,394	$—	$—

	Balance at December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash	$16,887	$16,887	$—	$—
Money market funds	56,601	56,601	—	—
Restricted cash	260	260	—	—

Total	$73,748	$73,748	$—	$—

For certain financial instruments, including accounts payable and accrued expenses, the carrying amounts approximate their fair values as of June 30, 2017 and December 31, 2016 because of their short-term nature. At June 30, 2017 and December 31, 2016, the carrying value of the Company’s debt approximated fair value, which was determined using Level 3 inputs, using market quotes from brokers and is based on current rates offered for similar debt (Note 5).

4. Supplemental Balance Sheet Information

Inventories

Inventories are stated at the lower of cost or net realizable value on a first-in, first-out basis and are comprised of the following (in thousands):

	June 30, 2017	December 31, 2016
Raw materials	$463	$389
Work-in-process	469	351
Finished goods	82	63

Total inventories, net	$1,014	$803

Property and Equipment

Property and equipment consists of the following (in thousands):

	June 30, 2017	December 31, 2016
Office and computer equipment	$409	$409
Software	743	708
Laboratory equipment	4,078	4,516
Furniture	200	200
Manufacturing equipment	910	897
Manufacturing tooling and molds	160	154
T2-owned instruments and components	10,933	9,119
Leasehold improvements	3,372	3,353
Construction in progress	1,488	1,299

	22,293	20,655
Less accumulated depreciation and amortization	(7,783)	(7,066)

Property and equipment, net	$14,510	$13,589

Construction in progress is primarily comprised of equipment and leasehold improvement construction projects that have not been placed in service. T2-owned instruments and components is comprised of raw materials and work-in-process inventory that are expected to be used or used to produce Company-owned instruments, based on our business model and forecast, and completed instruments that will be used for internal research and development, clinical studies or reagent rental agreements with customers. Completed T2-owned instruments are placed in service once installation procedures are completed and are depreciated over five years. The Company has approximately $7.8 million and $5.7 million of T2-owned instruments installed and depreciating as of June 30, 2017 and December 31, 2016, respectively. Depreciation expense for T2-owned instruments placed at customer sites pursuant to reagent rental agreements is recorded as a component of cost of product revenue and totaled approximately $0.2 million and $0.2 million for the three months ended June 30, 2017 and 2016, respectively, and $0.4 million and $0.2 million for the six months ended June 30, 2017 and 2016, respectively. Depreciation expense for T2-owned instruments used for internal research and development and clinical studies is recorded as a component of research and development expense.

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	June 30, 2017	December 31, 2016
Accrued payroll and compensation	$2,234	$2,479
Accrued research and development expenses	1,205	846
Accrued professional services	545	884
Other accrued expenses	717	699

Total accrued expenses	$4,701	$4,908

5. Notes Payable

Future principal payments on the notes payable are as follows (in thousands):

	June 30, 2017	December 31, 2016
Term loan agreement, net of deferred issuance costs of $2.7 million and $3.0 million, respectively	$38,141	$37,031
Equipment lease credit facility, net of deferred issuance cost of $34 and $45 thousand, respectively	3,132	3,742

Total notes payable	41,273	40,773
Less: current portion of notes payable	(1,365)	(1,269)

Notes payable, net of current portion	$39,908	$39,504

Term Loan Agreement

In December 2016, the Company entered into a Term Loan Agreement (the “Term Loan Agreement”) with CRG Servicing LLC (“CRG”). The Company initially borrowed $40.0 million pursuant to the Term Loan Agreement and may borrow up to an additional $10.0 million at any time through and including July 27, 2018, provided that, among other conditions, the Company receives 510(k) clearance for the marketing of T2BacteriaTM by the FDA on or before April 30, 2018 (the “Approval Milestone”). The Term Loan Agreement has a six-year term with three years (through December 30, 2019) of interest-only payments, which period shall be extended to four years (through December 30, 2020) if the Company achieves the Approval Milestone, after which quarterly principal and interest payments will be due through the December 30, 2022 maturity date. Interest on the amounts borrowed under the Term Loan Agreement accrues at an annual fixed rate of (a) prior to the Approval Milestone, 12.5%, 4.0% of which may be deferred during the interest-only period by adding such amount to the aggregate principal loan amount and (b) following the Approval Milestone, 11.5%, 3.5% of which may be deferred during the interest-only period by adding such amount to the aggregate principal loan amount. In addition, if the Company achieves certain financial performance metrics, the loan will convert to interest-only until the December 30, 2022 maturity, at which time all unpaid principal and accrued unpaid interest will be due and payable. The Company is required to pay CRG a financing fee based on the loan principal amount drawn. The Company is also required to pay a final payment fee of 8.0% of the principal outstanding upon repayment.

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

2014 Stock Incentive Plan

The Company’s 2014 Plan (“2014 Plan”, and together with the 2006 Plan, the “Stock Incentive Plans”), provides for the issuance of shares of common stock in the form of stock options, awards of restricted stock, awards of restricted stock units, performance awards, dividend equivalent awards, stock payment awards and stock appreciation rights to directors, officers, employees and consultants of the Company. Since the establishment of the 2014 Plan, the Company has only granted stock options and restricted stock units. Generally, stock options are granted with exercise prices equal to or greater than the fair value of the common stock on the date of grant, expire no later than 10 years from the date of grant, and vest over various periods not exceeding 4 years.

The number of shares reserved for future issuance under the 2014 Plan is the sum of (1) 823,529 shares, (2) any shares that were granted under the 2006 Plan which are forfeited, lapsed unexercised or are settled in cash subsequent to the effective date of the 2014 Plan and (3) an annual increase on the first day of each calendar year beginning January 1, 2015 and ending on January 1, 2024, equal to the lesser of (A) 4% of the shares outstanding (on an as-converted basis) on the final day of the immediately preceding calendar year, and (B) such smaller number of shares determined by the Company’s Board of Directors. As of June 30, 2017 there were 960,529 shares available for future grant under the 2014 Plan.

Stock Options

During the six months ended June 30, 2017 and 2016, the Company granted stock options with an aggregate fair value of $2.3 million and $5.8 million, respectively, which are being amortized into compensation expense over the vesting period of the stock options as the services are being provided.

The following is a summary of stock option activity under the Plans (in thousands, except share and per share amounts):

	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value
Outstanding at December 31, 2016	4,042,627	$8.20	7.05	$4,091
Granted	743,200	5.30	6.00
Exercised	(193,630)	2.33		500
Forfeited	(483,274)	9.03
Cancelled	(102,775)	14.93

Outstanding at June 30, 2017	4,006,148	7.67	6.98	918

Exercisable at June 30, 2017	2,309,906	7.25	5.54	918

Vested or expected to vest at June 30, 2017	3,761,002	7.69	6.83	918

Included in the stock options outstanding as of December 31, 2016 are 166,066 options to purchase common stock granted to certain executive officers of the Company that vest upon the achievement of certain performance conditions, which include the attainment of specified operating result and regulatory targets, by December 31, 2017, of which 20,000 options to purchase common stock upon the achievement of certain performance conditions were forfeited during the year ended December 31, 2016. There are 146,066 performance based stock options outstanding at June 30, 2017 and December 31, 2016. The Company will continually evaluate the probability of achievement of each performance condition and will commence recognition of stock-based compensation expense on these awards in the period the achievement of each performance condition is deemed probable, including a catch-up adjustment from the grant date.

The weighted-average fair values of stock options granted in the six month periods ended June 30, 2017 and 2016 were $3.11 per share and $4.90 per share, respectively, and were calculated using the following estimated assumptions:

	Six months ended
	June 30,
	2017	2016
Weighted-average risk-free interest rate	1.99%	1.45%
Expected dividend yield	—%	—%
Expected volatility	63%	60%
Expected terms	6.0 years	6.0 years

The total fair values of stock options that vested during the six months ended June 30, 2017 and 2016 were $2.0 million and $2.5 million, respectively.

As of June 30, 2017, there was $6.1 million of total unrecognized compensation cost related to unvested stock options granted under the Stock Incentive Plans, including the unrecognized compensation expense of stock options with performance conditions deemed probable of vesting. Total unrecognized compensation cost will be adjusted for future changes in the estimated forfeiture rate. The Company expects to recognize that cost over a remaining weighted-average period of 2.5 years as of June 30, 2017.

Restricted Stock Units

During the six months ended June 30, 2017, the Company awarded shares of restricted stock units to certain employees and directors at no cost to them, which cannot be sold, assigned, transferred or pledged during the restriction period. The restricted stock and restricted stock units vest through the passage of time, assuming continued employment. Restricted stock units are not included in issued and outstanding common stock until the shares are vested and released. The fair value of the award at the time of the grant is expensed on a straight line basis. The granted restricted stock units had an aggregate fair value of $1.8 million, which are being amortized into compensation expense over the vesting period of the options as the services are being provided.

The following is a summary of restricted stock unit activity under the 2014 Plan (in thousands, except share and per share amounts):

	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2016	272,195	5.83
Granted	357,925	5.16
Vested	—	—
Forfeited	(32,900)	5.80
Canceled	—	—

Nonvested at June 30, 2017	597,220	5.43

There was no vesting of restricted stock units during the six months ended June 30, 2017. As of June 30, 2017, there was $2.2 million of total unrecognized compensation cost related to unvested restricted stock units granted under the Stock Incentive Plans. Total unrecognized compensation cost will be adjusted for future forfeitures . The Company expects to recognize that cost over a remaining weighted-average period of 1.8 years as of June 30, 2017.

Stock-Based Compensation Expense

The following table summarizes the stock-based compensation expense resulting from awards granted under stock incentive plans, including the 2014 ESPP, that was recorded in the Company’s results of operations for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Cost of product revenue	$36	$33	$65	$59
Research and development	393	341	691	610
Selling, general and administrative	902	826	1,699	1,793

Total stock-based compensation expense	$1,331	$1,200	$2,455	$2,462

For the three months ended June 30, 2017 and 2016, $53,000 and $37,000 of stock-based compensation expenses was capitalized as part of inventory or T2 instruments and components, respectively. For the six months ended June 30, 2017 and 2016, $86,000 and $65,000 of stock-based compensation expenses was capitalized as part of inventory or T2 instruments and components, respectively.

8. Warrants

In connection with the Term Loan Agreement entered into in December 2016, the Company issued to CRG four separate warrants to purchase a total of 528,958 shares of the Company’s common stock. The warrants are exercisable any time prior to December 30, 2026 at a price of $8.06 per share, with typical provisions for termination upon a change of control or a sale of all or substantially all of the assets of the Company. The warrants are classified within shareholders’ equity, and the proceeds were allocated between the debt and warrants based on their relative fair value. The fair value of the warrants was determined by the Black-Scholes-Merton option pricing model. The fair value of the warrants at issuance on December 30, 2016 was $1.8 million.

9. Net Loss Per Share

The following shares were excluded from the calculation of diluted net loss per share applicable to common stockholders, prior to the application of the treasury stock method, because their effect would have been anti-dilutive for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Options to purchase common shares	4,006,148	4,167,295	4,006,148	4,167,295
Restricted stock units	597,220	—	597,220	—
Warrants to purchase common stock	528,958	—	528,958	—

Total	5,132,326	4,167,295	5,132,326	4,167,295

10. Co-Development Agreements

Canon US Life Sciences

On September 21, 2016, Canon became a related party when the Company sold the Canon Shares for an aggregate cash purchase price of $39.7 million, which represented 19.9% of the outstanding shares of common stock of the Company. On February 3, 2015, the Company entered into a Co-Development Partnership Agreement (the “Co-Development Agreement”) with Canon U.S. Life Sciences, Inc. (“Canon US Life Sciences”) to develop a diagnostic test panel to rapidly detect Lyme disease. Under the terms of the Co-Development Agreement, the Company received an upfront payment of $2.0 million from Canon US Life Sciences, and the agreement includes an additional $6.5 million of consideration upon achieving certain development and regulatory milestones for total aggregate payments of up to $8.5 million. In October 2015, the Company achieved a specified technical requirement and received $1.5 million related to the achievement of the milestone. The Company is eligible to receive an additional $5.0 million under the arrangement, in two milestone payments of $2.0 million and $3.0 million, related to the achievement of additional development and regulatory milestones. All payments under the Co-

Development Agreement are non-refundable once received. The Company will retain exclusive worldwide commercialization rights of any products developed under the Co-Development Agreement, including sales, marketing and distribution and Canon US Life Sciences will not receive any commercial rights and will be entitled to only receive royalty payments on the sales of all products developed under the Co-Development Agreement. Either party may terminate the Co-Development Agreement upon the occurrence of a material breach by the other party (subject to a cure period).

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

The Company recorded revenue of $0.0 and $0.6 million during the three months ended June 30, 2017 and June 30, 2016, respectively, and recorded revenue of $0.3 million and $1.1 million during the six months ended June 30, 2017 and 2016, under the Co-Development Agreement, and expects to record revenue over the next two years, provided development milestones are achieved.

Allergan Sales, LLC

On November 1, 2016, the Company entered into a Co-Development, Collaboration and Co-Marketing Agreement (the “Allergan Agreement”) with Allergan Sales, LLC (“Allergan Sales”) to develop (1) a direct detection diagnostic test panel that adds one additional bacteria species to the existing T2Bacteria product candidate (the “T2Bacteria II Panel”), and (2) a direct detection diagnostic test panel for testing drug resistance directly in whole blood (the “T2GNR Panel” and, together with the T2Bacteria II Panel, the “Developed Products”). In addition, both the Company and Allergan Sales will participate in a joint research and development committee and Allergan Sales will receive the right to cooperatively market the T2Candida, T2Bacteria, and the Developed Products under the Allergan Agreement to certain agreed-upon customers. On June 1, 2017 the Company and Allergan Sales entered into an Amendment to the Allergan Agreement which primarily modified the project plan to combine the T2Bacteria II Panel and T2GNR Panel into one test panel.

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

The Company recorded revenue of $0.2 million for the three and six months ended June 30, 2017, under the Allergan Agreement and expects to record revenue over the next two years, provided development and regulatory milestones are achieved.

11. Subsequent Events.

None

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements about us and our industry that involve substantial risks and uncertainties. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, and Section 21E of the Securities and Exchange Act of 1934, or the Exchange Act. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations and financial position, business strategy, prospective products and product candidates, their expected performance and impact on healthcare costs, marketing clearance from the U.S. Food and Drug Administration (“FDA”) regulatory clearance, reimbursement for our product candidates, research and development costs, timing of regulatory filings, timing and likelihood of success, plans and objectives of management for future operations, availability of funding for such operations and future results of anticipated products, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

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

Business Overview

We are an in vitro diagnostics company that has developed an innovative and proprietary technology platform that offers a rapid, sensitive and simple alternative to existing diagnostic methodologies. We are using our T2 Magnetic Resonance technology (“T2MR”) to develop a broad set of applications aimed at lowering mortality rates, improving patient outcomes and reducing the cost of healthcare by helping medical professionals make targeted treatment decisions earlier. T2MR enables rapid detection of pathogens, biomarkers and other abnormalities in a variety of unpurified patient sample types, including whole blood, plasma, serum, saliva, sputum and urine, and can detect cellular targets at limits of detection as low as one colony forming unit per milliliter (“CFU/mL”). Our initial development efforts target sepsis and Lyme disease, which are areas of significant unmet medical need in which existing therapies could be more effective with improved diagnostics. On September 22, 2014, we received market clearance from the FDA for our first two products, the T2Dx Instrument (“the T2Dx”) and the T2Candida Panel (“T2Candida”), which have the ability to rapidly identify the five clinically relevant species of Candida, a fungal pathogen known to cause sepsis. In the United States, we have built a direct sales force that is primarily targeting the top 450 hospitals with the highest concentration of patients at risk for Candida infections. In Europe, we have partnered with distributors that target large hospitals in their respective European markets. Three additional diagnostic applications in development are called T2Bacteria, T2Resistance and T2Lyme, which are focused on bacterial sepsis infections and Lyme disease, respectively. In late 2015, we initiated the collection of patient blood samples to support the clinical trial for T2Bacteria, and in early 2017, we initiated a multi-site clinical trial for T2Bacteria. The T2Bacteria Panel is currently available in the United States for Research Use Only (RUO) and the Company is in the final stages of completing the FDA pivotal trial, after which a 510(k) application will be submitted to the FDA for clearance to market in the US. The T2 Bacteria panel received CE Mark on June 30, 2017 allowing for the sale and distribution of the product within the European Union and those countries accepting the CE Mark for sale in Europe. We expect that existing reimbursement codes will support our sepsis and Lyme disease product candidates, and that the anticipated economic savings associated with our sepsis products will be realized directly by hospitals.

We believe our sepsis products, which include T2Candida and our product candidate, T2Bacteria, will redefine the standard of care in sepsis management while lowering healthcare costs by improving both the precision and the speed of detection of sepsis-causing pathogens. According to a study published in the Journal of Clinical Microbiology in 2010, targeted therapy for patients with bloodstream infections can be delayed up to 72 hours due to the wait time for blood culture results. In another study published in Clinical Infectious Diseases in 2012, the delayed administration of appropriate antifungal therapy was associated with higher mortality among patients with septic shock attributed to Candida infection and, on that basis, the study concluded that more rapid and accurate diagnostic techniques are needed. Due to the high mortality rate associated with Candida infections, physicians often will place patients on antifungal drugs while they await blood culture diagnostic results which generally take at least five days to generate a negative test result. Antifungal drugs are toxic and may result in side effects and can cost over $50 per day. Our T2Candida Panel’s speed to result coupled with its superior sensitivity as compared to blood culture may help reduce the overuse of ineffective, or even unnecessary, antimicrobial therapy which may reduce side effects for patients, lower hospital costs and potentially counteract the growing resistance to antifungal therapy. The administration of inappropriate therapy is a driving force behind the spread of antimicrobial-resistant pathogens, which the United States Centers for Disease Control and Prevention (“CDC”) recently called “one of our most serious health threats.”

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

We have never been profitable and have incurred net losses in each year since inception. Our accumulated deficit at June 30, 2017 was $233.8 million. Substantially all of our net losses resulted from costs incurred in connection with our research and development programs and from selling, general and administrative costs associated with our operations. We have incurred significant commercialization expenses related to product sales, marketing, manufacturing and distribution of our FDA-cleared T2Dx and T2Candida. In addition, we expect that costs and expenses may increase as we continue to develop other product candidates, improve existing products and maintain, expand and protect our intellectual property portfolio. We may seek to fund our operations through public equity or private equity or debt financings, as well as other sources. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements if and when needed would have a negative impact on our business, results of operations and financial condition and our ability to develop, commercialize and drive adoption of the T2Dx, T2Candida, our product candidate, T2Bacteria, and future T2MR-based diagnostics.

Management believes that its existing cash and cash equivalents at June 30, 2017, together with the additional remaining liquidity on the Company’s Term Loan Agreement of up to an additional $10.0 million (which is available at any time through July 27, 2018, subject to certain conditions including that the Company receives 510(k) clearance for the marketing of T2BacteriaTM by the FDA by April 30, 2018, see Note 5 for details) will be sufficient to allow the Company to fund its current operating plan for at least the next 12 months. Should the Company’s current operating plans not materialize as expected, or it is unable to obtain additional capital on a timely basis, or on acceptable terms, the Company will be required to change its current operating plans to reduce its future expenses in order to fund operations at reduced levels.

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

Candida is the fourth leading hospital-acquired bloodstream infection, afflicting more than 135,000 patients per year in the United States, and the most lethal form of common bloodstream infections that cause sepsis, with an average mortality rate of approximately 40%. This high mortality rate is largely due to a delay in providing targeted therapy to the patient due to the elapsed time from Candida infection to positive diagnosis. According to a study published in Antimicrobial Agents and Chemotherapy, the Candida mortality rate can be reduced to 11% with the initiation of targeted therapy within 12 hours of presentation of symptoms. Additionally, a typical patient with a Candida infection averages 40 days in the hospital, including nine days in intensive care, resulting in an average cost per hospital stay of more than $130,000 per patient. In a study published in the American Journal of Respiratory and Critical Care Medicine, providing targeted antifungal therapy within 24 hours of the presentation of symptoms decreased the length of hospital stay by approximately ten days and decreased the average cost of care by approximately $30,000 per patient. Furthermore, in April 2015, Future Microbiology published the results of an economic study regarding the use of T2Candida conducted by IMS Health, a healthcare economics agency. In that economic study, IMS demonstrated that an average hospital admitting 5,100 patients at risk for Candida infections could save approximately $5.8 million annually due to decreased hospital stays for patients, reduction in use of antifungal drugs, and other associated savings. The economic study further showed T2Candida can potentially reduce the costs of care by $26,887 per

Candida patient and that rapid detection of Candida reduces patient deaths by 60.6%. Results from a data analysis of T2Candida for the detection and monitoring of Candida infection and sepsis were published comparing aggregated results from the use of T2Candida to blood culture-based diagnostics for the detection of invasive candidiasis and candidemia. The analysis included samples acquired from more than 1,900 patients. Out of 55 prospective patient cases that were tested with T2Candida and blood culture and determined to be positive or likely to be positive for a Candida infection, T2Candida detected 96.4% of the patients (53 cases) compared to detection of 60% of the patients (33 cases) with blood culture. During 2016, a number of T2Candida users presented data on their experiences with the T2Candida Panel which demonstrated both the clinical and economic benefits of use of the T2Candida Panel in the diagnostic regimen. The Henry Ford Health System in Detroit, Michigan reported data on a pre- and post-T2Candida implementation analysis that covered 6 months of clinical experience. The data showed a statistically significant (p = 0.009) seven day reduction in median Intensive Care Unit (“ICU”) length of stay per positive patient that was identified as positive for Candida after implementation of the T2Candida test panel and a trend (p = 0.164) of total hospital length of stay reduction of four days. The data also showed significant reductions in use of antifungal drugs for negative patients tested with T2Candida. The overall economic savings resulting from these clinical benefits was projected to be approximately $2.3 million on an annualized basis. The Lee Health System in Fort Myers, Florida compared patient and economic experience before and after T2Candida implementation. The data demonstrated that in the post-T2Candida cohort, median length of stay for patients with Candida infections was reduced by 7 days when detected by T2Candida while unnecessary antifungal therapy was avoided in 41% of patients tested and was discontinued after one dose in another 15% of patients tested. The economic savings derived solely from reduction in antifungal drug use was $195 per patient tested, net of the cost of the T2Candida test panel. Huntsville Hospital in Huntsville, Alabama, reported that the use of the T2Candida test panel resulted in a reduction in the duration of therapy and time to de-escalation in patients that tested negative for Candida on the T2Candida test panel, yielding net pharmacy savings of approximately $280 per patient tested. T2Candida also detected 56% more positive patients than blood culture. Finally, Riverside Community Hospital in Riverside, California, demonstrated improvements in time to appropriate therapy, increased sensitivity, and rapid discontinuation of antifungal therapy when using T2Candida. Specifically, 83% of patients who tested positive with T2Candida received appropriate therapy within six hours of the blood draw and 100% of patients received appropriate therapy in under nine hours. None of the patients who tested positive had been identified to have been treated with antifungals prior to T2Candida testing. In addition, antifungal therapy was discontinued for 100% of the patients who tested negative with T2Candida.

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

Our T2Bacteria Panel

We are also developing a product candidate named T2Bacteria, a multiplex diagnostic panel that detects six major bacterial pathogens associated with sepsis and, in conjunction with T2Candida and standard empiric therapy regimens, may enable the early, appropriate treatment of 95% of sepsis patients. T2Bacteria, which will also run on the T2Dx, is expected to address the same approximately 6.75 million symptomatic high-risk patients as T2Candida and also a new population of patients who are at increased risk for bacterial infections, including an additional two million patients presenting with symptoms of infection in the emergency room setting. We expect that T2Bacteria will achieve similar performance capabilities and provide similar benefits as T2Candida, including similar time to results and limits of detection. The T2 Bacteria panel received CE Mark on June 30, 2017 allowing for the sale and distribution of the product within the European Union and those countries accepting the CE Mark for sale in Europe. The T2Bacteria Panel is currently available in the United States for Research Use Only (RUO) and the Company is in the final stages of completing the FDA pivotal trial, after which a 510(k) application for clearance to market in the US will be submitted to the FDA.

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

We believe that T2MR can also address the significant unmet need associated with Lyme disease, a tick-borne illness that can cause prolonged neurological disease and musculoskeletal disease. For patients with Lyme disease, early diagnosis and appropriate treatment significantly reduces both the likelihood of developing neurological and musculoskeletal disorders, as well as the significant costs associated with treating these complications. Our product candidate, T2Lyme, will identify the bacteria that cause Lyme disease directly from the patient’s blood, without the need for blood culture which, for the bacteria associated with Lyme disease, can take several weeks. Our Lyme product candidate is currently in pre-clinical development and we expect to initiate a T2Lyme clinical trial in 2018.

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

Results of Operations for the Three Months Ended June 30, 2017 and 2016

	Three Months Ended June 30,
	2017	2016	Change
	(in thousands)
Revenue:
Product revenue	$735	$151	$584
Research revenue	221	839	(618)

Total revenue	956	990	(34)
Costs and expenses:
Cost of product revenue	1,989	1,781	208
Research and development	7,112	6,369	743
Selling, general and administrative	5,759	6,143	(384)

Total costs and expenses	14,860	14,293	567

Loss from operations	(13,904)	(13,303)	(601)
Interest expense, net	(1,654)	(805)	(849)
Other income, net	102	62	40

Net loss	$(15,456)	$(14,046)	$(1,410)

Product revenue

Product revenue was $0.7 million for the three months ended June 30, 2017 compared to $0.2 million for the three months ended June 30, 2016, an increase of $0.6 million or 387%. The increase was driven by an increase in sales volume of our products, primarily the sale of T2Candida consumable diagnostic tests, driven from increased usage of consumable diagnostic tests in the installed base and growth in our installed T2Dx Instrument base, as well as sales of our instruments. Product revenue during the three months ended June 30, 2016 was affected by an approximately $0.1 million decrease due to the voluntary product recall.

Research revenue

Research revenue was $0.2 million for the three months ended June 30, 2017, compared to $0.8 million for the three months ended June 30, 2016, a decrease of $0.6 million or 74%. The decrease was primarily the result of lower revenue from service delivered under our Co-Development Agreement with Canon US Life Sciences, which decreased $0.6 million over the prior year period, as well as a decrease in revenue from research and development agreements utilizing T2MR technology with other third parties.

Cost of product revenue

Cost of product revenue was $2.0 million for the three months ended June 30, 2017, compared to $1.8 million for the three months ended June 30, 2016, an increase of $0.2 million. The increase was primarily due to increased product revenue and continued expansion of manufacturing activities. Cost of product revenue for the three months ended June 30, 2017 also included $0.6 million of cost to provide maintenance and technical support services to customers and $0.2 million of depreciation related to the T2Dx Instruments placed at customer locations pursuant to reagent rental agreements, as compared to $0.7 million and $0.1 million, respectively, for the three months ended June 30, 2016.

Research and development expenses

Research and development expenses were $7.1 million for the three months ended June 30, 2017, compared to $6.4 million for the three months ended June 30, 2016, an increase of $0.7 million. Clinical and preclinical expenses increased by $0.5 million primarily due to the T2Bacteria clinical trial, facilities related expenses increased by $0.2 million, primarily from increased depreciation, and outside service expenditures and travel expenses increased by $0.3 million, primarily from increased work on the T2Bacteria clinical trial. Partially offsetting these increases is a decrease in payroll and related expenses of $0.2 million related to headcount reduction and a decrease in other research and development expenses of $0.1 million, which includes lower prototype and lab related expenses.

Selling, general and administrative expenses

Selling, general and administrative expenses were $5.8 million for the three months ended June 30, 2017, compared to $6.1 million for the three months ended June 30, 2016, a decrease of $0.3 million. The decrease was due primarily to decreased payroll and related expenses of approximately $0.2 million, due to a reduction in headcount, decreased travel expenses of $0.1 million related to headcount reduction, and decreased legal expenses of $0.1 million. These decreases were partially offset by increased facility and other selling, general and administrative expenses of $0.1 million.

Interest expense, net

Interest expense, net, was $1.7 million for the three months ended June 30, 2017, compared to $0.8 million for the three months ended June 30, 2016. Interest expense, net, increased by $0.8 million primarily from the refinancing of debt with CRG.

Other income, net

Other income, net, was $102,000 of net income for the three months ended June 30, 2017, compared to $62,000 for the three months ended June 30, 2016. Other income, net, increased by $40,000 due primarily to increased dividend and other investment income.

Results of Operations for the Six Months Ended June 30, 2017 and 2016

	Six Months Ended June 30,
	2017	2016	Change
	(in thousands)
Revenue:
Product revenue	$1,366	$588	$778
Research revenue	531	1,498	(967)

Total revenue	1,897	2,086	(189)
Costs and expenses:
Cost of product revenue	3,617	2,807	810
Research and development	13,697	12,958	739
Selling, general and administrative	11,633	12,347	(714)

Total costs and expenses	28,947	28,112	835

Loss from operations	(27,050)	(26,026)	(1,024)
Interest expense, net	(3,291)	(1,540)	(1,751)
Other income, net	181	94	87

Net loss	$(30,160)	$(27,472)	$(2,688)

Product revenue

Product revenue was $1.4 million for the six months ended June 30, 2017 compared to $0.6 million for the six months ended June 30, 2016, an increase of $0.8 million or 132%. The increase was driven by an increase in sales volume of our products, primarily the sale of T2Candida consumable diagnostic tests, driven from increased usage of consumable diagnostic tests in the installed base and growth in our installed T2Dx Instrument base, as well as sales of our instruments. The six months ended June 30, 2016 was affected by an approximately $0.1 million decrease due to the voluntary product recall.

Research revenue

Research revenue was $0.5 million for the six months ended June 30, 2017, compared to $1.5 million for the six months ended June 30, 2016, a decrease of $1.0 million or 65%. The decrease was primarily the result of lower revenue from services delivered under our Co-Development Agreement with Canon US Life Sciences, which decreased $0.8 million over the prior year period, as well as a decrease in revenue from research and development agreements utilizing T2MR technology with other third parties.

Cost of product revenue

Cost of product revenue was $3.6 million for the six months ended June 30, 2017, compared to $2.8 million for the six months ended June 30, 2016, an increase of $0.8 million. The increase was due to increased product revenue and continued expansion of manufacturing activities. Cost of product revenue for the six months ended June 30, 2017 also included $1.2 million of cost to provide maintenance and technical support services to customers and $0.4 million of depreciation related to the T2Dx Instruments placed at customer locations pursuant to reagent rental agreements, as compared to $1.3 million and $0.2 million, respectively, for the six months ended June 30, 2016.

Research and development expenses

Research and development expenses were $13.7 million for the six months ended June 30, 2017, compared to $13.0 million for the six months ended June 30, 2016, an increase of $0.7 million. Clinical and preclinical expenses increased by $1.0 million primarily due to the T2Bacteria clinical trial, facilities related expenses increased by $0.4 million, primarily from increased depreciation and travel increased by $0.1 million, primarily from increased work on the clinical trial. Partially offsetting these increases are decreases in payroll and related expenses of $0.5 million related to headcount reductions and a decrease in other research and development expenses of $0.3 million, which includes lower prototype and lab related expenses.

Selling, general and administrative expenses

Selling, general and administrative expenses were $11.6 million for the six months ended June 30, 2017, compared to $12.3 million for the six months ended June 30, 2016, a decrease of $0.7 million. The decrease was due primarily to decreased payroll and related expenses of approximately $0.8 million, due to a reduction in headcount, decreased travel expenses of $0.2 million related to headcount reduction, and decreased legal expenses of $0.2 million. These decreases were partially offset by increased outside services expenditures of $0.3 million and increased facility and other selling, general and administrative expenses of $0.2 million.

Interest expense, net

Interest expense, net, was $3.3 million for the six months ended June 30, 2017, compared to $1.5 million for the six months ended June 30, 2016. Interest expense, net, increased by $1.8 million primarily from the refinancing of debt with CRG.

Other income, net

Other income, net, was $0.2 million of net income for the six months ended June 30, 2017, compared to $0.1 million for the six months ended June 30, 2016. Other income, net, increased by $0.1 million due primarily to increased dividend and other investment income.

Liquidity and Capital Resources

We have incurred losses and cumulative negative cash flows from operations since our inception, and as of June 30, 2017, and December 31, 2016 we had an accumulated deficit of $233.8 million and $203.7 million respectively. We anticipate that we will continue to incur losses for at least the next few years. We expect that our operating expenses will continue to increase and, as a result, we will need additional capital to fund our operations, which we may raise through a combination of equity offerings, debt financings, other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements.

We have historically funded our operations principally from the sale of common stock and preferred stock, the incurrence of indebtedness, and revenue from research and development agreements.

Plan of operations and future funding requirements

As of June 30, 2017 and December 31, 2016 we had cash and cash equivalents of approximately $46.1 million and $73.5 million respectively. Currently, our funds are primarily held in money market funds invested in U.S. government agency securities. Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, costs related to our products, clinical trials, laboratory and related supplies, supplies and materials used in manufacturing, legal and other regulatory expenses and general overhead costs.

Management believes that the existing cash and cash equivalents at June 30, 2017, together with the additional remaining liquidity on our Term Loan Agreement of up to an additional $10.0 million, will be sufficient to fund our current operating plan for 12 months from the date the financial statements are issued. The borrowing on the Term Loan Agreement is available at any time through July 27, 2018, and is subject to certain conditions including that we receive 510(k) clearance for the marketing of T2BacteriaTM by the FDA by April 30, 2018 (see Note 5 to our unaudited condensed consolidated financial statements for details). Because certain elements of our plan are outside of our control they cannot be considered probable, as defined by ASU 2014-15, Presentation of Financial Statements - Going Concern. Should our current operating plan not materialize as expected, including our ability to draw additional borrowings on the Term Loan Agreement on a timely basis, we would delay certain research projects and capital expenditures and reduce or eliminate certain future operating expenses in order to fund operations at reduced levels to continue as a going concern for a period of 12 months from the date the financial statements are issued.

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

Cash flows

The following is a summary of cash flows for each of the periods set forth below:

	Six Months Ended June 30,
	2017	2016
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(24,979)	$(24,787)
Investing activities	(2,468)	(3,173)
Financing activities	93	4,516

Net decrease in cash and cash equivalents	$(27,354)	$(23,444)

Net cash used in operating activities

Net cash used in operating activities was approximately $25.0 million for the six months ended June 30, 2017, and consisted primarily of a net loss of $30.2 million adjusted for non-cash items including stock-based compensation expense of $2.6 million, depreciation and amortization expense of $1.4 million, non-cash interest expense of $1.3 million, loss on sale of T2 owned equipment of $0.1 million, offset by deferred rent of $0.1 million, and a net change in operating assets and liabilities of $0.2 million, primarily related to an increase in accrued expenses and accounts payable of $0.5 million, an increase in accounts receivable of $0.7 million primarily related to a milestone invoice from our Co-Development Agreement with Allergan Sales, LLC. of $0.5 million, an increase in inventory of $0.2 million to support our commercial demand, and an increase in deferred revenue of $0.1 million, partially offset by a decrease in prepaid expenses and other assets of $0.2 million.

Net cash used in operating activities was approximately $24.8 million for the six months ended June 30, 2016, and consisted primarily of a net loss of $27.5 million adjusted for non-cash items including depreciation and amortization expense of $1.1 million, stock-based compensation expense of $2.5 million, non-cash interest expense of $0.3 million, deferred rent of $0.1 million, and a net change in operating assets and liabilities (use of cash) of $1.1 million, primarily related to an increase in inventory of $0.8 million to support our commercial demand and a decrease in deferred revenue of approximately $0.9 million primarily related to the recognition of revenue from our Co-Development Agreement with Canon US Life Sciences, partially offset by a decrease in prepaid expenses of $0.3 million related to the amortization of insurance premiums and an increase in accrued expenses of $0.2 million related to increased clinical study accruals.

Net cash used in investing activities

Net cash used in investing activities was approximately $2.5 million for the six months ended June 30, 2017 and consisted of costs to acquire components of and manufacture T2-owned instruments of $2.3 million, which are classified as property and equipment, $0.3 million of purchases of laboratory and manufacturing equipment and other property and equipment, less $0.1 million cash received from sale of T2-owned instruments.

Net cash used in investing activities was approximately $3.2 million for the six months ended June 30, 2016 and consisted of costs to acquire components of and manufacture Company-owned instruments of $2.5 million, which are classified as property and equipment, and $0.7 million of purchases of laboratory and manufacturing equipment incurred to support commercialization efforts and research and development programs.

Net cash provided by financing activities

Net cash provided by financing activities was approximately $0.1 million for the six months ended June 30, 2017, and consisted primarily of $0.6 million of repayments of notes payable, partially offset by $0.7 million of proceeds from the exercise of stock options and sale of common stock under our 2014 Employee Stock Purchase Plan.

Net cash provided by financing activities was approximately $4.5 million for the six months ended June 30, 2016, and consisted of $4.6 million of proceeds from our Credit Facility and $0.7 million of proceeds from the exercise of stock options and sale of common stock under our 2014 Employee Stock Purchase Plan. Partially offsetting these sources of cash were $0.4 million of repayments of notes payable and $0.4 million of payments of issuance costs from our December 2015 secondary offering.

Borrowing Arrangements

Term Loan Agreement

In December 2016, we entered into a Term Loan Agreement (the “Term Loan Agreement”) with CRG. We borrowed $40.0 million pursuant to the Term Loan Agreement and may borrow up to an additional $10.0 million at any time through and including July 27, 2018, provided that, among other conditions, we receive 510(k) clearance for the marketing of T2BacteriaTM by the FDA on or before April 30, 2018, or the Approval Milestone. The Term Loan Agreement has a six-year term with three years (through December 30, 2019) of interest-only payments, which period shall be extended to four years (through December 30, 2020) if we achieve the Approval Milestone, after which quarterly principal and interest payments will be due through the December 30, 2022 maturity date. Interest on the amounts borrowed under the Term Loan Agreement accrues at an annual fixed rate of (a) prior to the Approval Milestone, 12.5%, 4.0% of which may be deferred during the interest-only period by adding such amount to the aggregate principal loan amount and (b) following the Approval Milestone, 11.5%, 3.5% of which may be deferred during the interest-only period by adding such amount to the aggregate principal loan amount. In addition, if we achieve certain financial performance metrics, the loan will convert to interest-only until the December 30, 2022 maturity, at which time all unpaid principal and accrued unpaid interest will be due and payable. We are required to pay CRG a financing fee based on the loan principal amount drawn. We are also required to pay a final payment fee of 8.0% of the principal outstanding upon repayment.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk related to changes in interest rates. As of June 30, 2017 and December 31, 2016, we had cash and cash equivalents of $46.1 million and $73.5 million, respectively, held primarily in money market funds consisting of U.S. government agency securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term securities. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate one percent change in interest rates would not have a material effect on the fair market value of our portfolio. As of June 30, 2017 and December 31, 2016, we had no outstanding debt exposed to variable market interest rates.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Management of the Company, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of June 30, 2017. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2017.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits, Financial Statement Schedules

Exhibit Number	Exhibit Description

3.1	Restated Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K (File No. 001-36571) filed on August 12, 2014)

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K (File No. 001-36571) filed on August 12, 2014)

10.1	Employment Letter Agreement, dated May 1, 2017, by and between the Company and Darlene Deptula-Hicks. (incorporated by reference to Exhibit 10.1 of the Company’s Form 10Q (File No. 001-36571) filed on May 8, 2017)

10.2	Change of Control Severance Agreement, dated May 1, 2017 by and between the Company and Darlene Deptula-Hicks. (incorporated by reference to Exhibit 10.2 of the Company’s Form 10Q (File No. 001-36571) filed on May 8, 2017)

10.3*	Amendment to Co-Development, Collaboration and Co-Marketing Agreement by and between the Company and Allergan Sales, LLC, dated June 1, 2017.

31.1*	Certification of principle executive officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of principal financial officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1*	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL: (i) Condensed Consolidated Balance Sheets (unaudited), (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited), (iii) Condensed Consolidated Statements of Cash Flows (unaudited), and (v) Notes of Condensed Consolidated Financial Statements.

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

T2 BIOSYSTEMS, INC.

Date: August 3, 2017	By:	/s/ JOHN MCDONOUGH
John McDonough
President, Chief Executive Officer and Director
(principal executive officer)

Date: August 3, 2017	By:	/s/ DARLENE DEPTULA-HICKS
Darlene Deptula-Hicks
SVP and Chief Financial Officer
(principal financial officer)