Form 10-K
period 2017-12-31
T2 Biosystems, Inc.
filed 2018-03-19
CIK 1492674

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2017

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933, as amended.    YES   ☐    NO  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934, as amended.    YES   ☐     NO  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ◻     No   ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.       Yes  ☒      No  ☐

As of June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $58.6 million based on the closing price for the common stock of $3.21 on that date. Shares of common stock held by each executive officer, director, and their affiliated stockholders have been excluded from this calculation as such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the registrant’s common stock on March 14, 2018 was 36,019,800. The common stock is listed on the NASDAQ Global Market (trading symbol “TTOO”).

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

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “forecast,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Annual Report on Form 10-K are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K and are subject to a number of risks, uncertainties and assumptions described under the sections in this Annual Report on Form 10-K entitled “Item 1A.—Risk Factors”. These forward looking statements are subject to numerous risks, including, without limitation, the following:

•	our status as an early stage company;

•	our expectation to incur losses in the future;
•	the market acceptance of our T2MR technology;
•	our ability to timely and successfully develop and commercialize our existing products and future product candidates;
•	the length and variability of our anticipated sales cycle;
•	our limited sales history;
•	our ability to gain the support of leading hospitals and key thought leaders and publish the results of our clinical trials in peer-reviewed journals;
•	our ability to successfully manage our growth;
•	our future capital needs and our ability to raise additional funds;
•	the performance of our diagnostics;
•	our ability to compete in the highly competitive diagnostics market;
•	our ability to obtain marketing clearance from the FDA or regulatory clearance for new product candidates in the United States or any other jurisdiction;
•	federal, state, and foreign regulatory requirements, including diagnostic product reimbursements and FDA regulation of our product candidates;
•	our ability to protect and enforce our intellectual property rights, including our trade secret-protected proprietary rights in T2MR;
•	our ability to recruit, train and retain key personnel;
•	our dependence on third parties;
•	our ability to continue as a going concern;
•	manufacturing and other product risks;
•	the impact of the adoption of new accounting standards; and
•	the Tax Cuts and Jobs Act of 2017 (Tax Reform)

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

On September 22, 2014, we received market clearance from the U.S. Food and Drug Administration, or the FDA, for our first two products, the T2Dx Instrument, or the T2Dx and the T2Candida Panel, which have the ability to rapidly identify the five clinically relevant species of Candida, a fungal pathogen known to cause sepsis. In the United States, we have built a direct sales force that is primarily targeting the top 1,200 hospitals with the highest concentration of patients at risk for sepsis-related infections. Internationally, we have primarily partnered with distributors that target large hospitals in their respective international markets.

Three additional diagnostic applications in development are called T2Bacteria, T2Resistance and T2Lyme, which are focused on bacterial sepsis infections and Lyme disease, respectively. In late 2015 we initiated the collection of patient blood samples to support the clinical trial for T2Bacteria, and in early 2017, we initiated a multi-site clinical trial for T2Bacteria. On September 8, 2017 the Company filed a 510(k) premarket submission for the T2Bacteria Panel with the FDA. We expect that existing reimbursement codes will support our sepsis and Lyme disease product candidates, and that the anticipated economic savings associated with our sepsis products will be realized directly by hospitals.

Sepsis is one of the leading causes of death in the United States, claiming more lives annually than breast cancer, prostate cancer, and AIDS combined, and it is the most expensive hospital-treated condition. Most commonly afflicting immunocompromised, critical care, and elderly patients, sepsis is a severe inflammatory response to a bacterial or fungal infection with a mortality rate of approximately 30%. Based on data published by the U.S. Department of Health and Human Services in 2017, the cost of sepsis was over $27 billion in the United States, building on data from 2013 demonstrating that sepsis was responsible for approximately 5% of the total aggregate costs associated with domestic hospital stays. Sepsis is typically caused by one or more of five Candida species or over 25 bacterial pathogens, and effective treatment requires the early detection and identification of these specific target pathogens in a patient’s bloodstream. Today, sepsis is typically diagnosed through a series of blood cultures followed by post-blood culture species identification if a blood culture tests positive. These methods have substantial diagnostic limitations that lead to a high rate of false negative test results, a delay of up to several days in administration of targeted treatment, and the incurrence of unnecessary hospital expense. In addition, the Survey of Physicians’ Perspectives and Knowledge About Diagnostic Tests for Bloodstream Infections in 2015 reported that negative blood culture results are only trusted by 36% of those physicians. Without the ability to rapidly identify pathogens, physicians typically start treatment of at-risk patients with broad-spectrum antibiotics and switch therapies every 12 to 24 hours if a patient is not responding. These drugs, which can be costly, are often ineffective and unnecessary and have contributed to the spread of antimicrobial resistance. The speed to getting the patient on the right targeted therapy is critical.  According to a study published by Critical Care Medicine in 2006, in sepsis patients with documented hypotension, administration of effective antimicrobial therapy within the first hour of detection was associated with a survival rate of 79.9% and, over the ensuing six hours, each hour of delay in initiation of treatment was associated with an average decrease in survival of 7.6%.

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

Data from our pivotal clinical trial for T2Bacteria was presented at the Association of Molecular Pathology annual meeting in November 2017. Results from the trial demonstrated that the T2Bacteria Panel can deliver actionable results in an average of 5.4 hours, compared to an average of 60 hours for detecting the same species by blood culture. In addition, T2Bacteria identified 63 infected patients that were missed by the paired blood culture that was simultaneously run. The reported sensitivity was 96%, compared to a sensitivity of 38% for the paired blood culture as measured by the total of 102 patients with confirmed infections by any culture result.  In November 2015, the Company presented preliminary data demonstrating the ability of our T2Bacteria Panel product candidate to provide the rapid and sensitive identification of certain sepsis-causing bacteria included in the panel, directly from whole blood. The bacteria species included in the product candidate currently under review by the FDA are Staphylococcus aureus, Enterococcus faecium, Escherichia coli, Klebsiella pneumoniae, and Pseudomonas aeruginosa. The five bacteria species in our T2Bacteria Panel are responsible for about half of all septic infections. Additionally, when combined with the use of T2Candida and the practice of empirically administering broad spectrum antibiotics, the rapid detection of these bacteria may enable 90% of patients with sepsis to receive rapid and appropriate therapy.  The T2Bacteria Panel that is CE Marked includes A. baumannii, which has an estimated incidence rate of 3.6% in Europe, far higher than the 1% incidence rate in the United States.

Candida is the fourth leading hospital-acquired bloodstream infection, afflicting more than 135,000 patients per year in the United States, and the most lethal form of common bloodstream infections that cause sepsis, with an average mortality rate of approximately 40%. This high mortality rate is largely due to a delay in providing targeted therapy to the patient due to the elapsed time from Candida infection to positive diagnosis. According to a study published in Antimicrobial Agents and Chemotherapy, the Candida mortality rate can be reduced to 11% with the initiation of targeted therapy within 12 hours of presentation of symptoms. Additionally, a typical patient with a Candida infection averages 40 days in the hospital, including nine days in intensive care, resulting in an average cost per hospital stay of more than $130,000 per patient. In a study published in the American Journal of Respiratory and Critical Care Medicine, providing targeted antifungal therapy within 24 hours of the presentation of symptoms decreased the length of hospital stay by approximately ten days and decreased the average cost of care by approximately $30,000 per patient.  Furthermore, in April 2015, Future Microbiology published the results of an economic study regarding the use of T2Candida conducted by IMS Health, a healthcare economics agency. In that economic study, IMS demonstrated that an average hospital admitting 5,100 patients at risk for Candida infections could save approximately $5.8 million annually due to decreased hospital stays for patients, reduction in use of antifungal drugs and other associated savings. The economic study further showed T2Candida can potentially reduce the costs of care by $26,887 per Candida patient and that rapid detection of Candida reduces patient deaths by 60.6%. Results from a data analysis of T2Candida for the detection and monitoring of Candida infection and sepsis were published comparing aggregated results from the use of T2Candida to blood culture-based diagnostics for the detection of invasive candidiasis and candidemia. The analysis included samples acquired from more than 1,900 patients. Out of 55 prospective patient cases that were tested with T2Candida and blood culture and determined to be positive or likely to be positive for a Candida infection, T2Candida detected 96.4% of the patients (53 cases) compared to detection of 60% of the patients (33 cases) with blood culture. During 2016, a number of T2Candida users presented data on their experiences with the T2Candida Panel which demonstrated both the clinical and economic benefits of use of the T2Candida Panel in the diagnostic regimen.  The Henry Ford Health System in Detroit, Michigan reported data on a pre- and post-T2Candida implementation analysis that covered 6 months of clinical experience. The data showed a statistically significant (p = 0.009) seven day reduction in median Intensive Care Unit, or ICU, length of stay per positive patient that was identified as positive for Candida after implementation of the T2Candida test panel and a trend (p = 0.164) of total hospital length of stay reduction of four days. The data also showed significant reductions in use of antifungal drugs for negative patients tested with T2Candida.  The overall economic savings resulting from these clinical benefits was projected to be approximately $2.3 million on an annualized basis. The Lee Health System in Fort Myers, Florida compared patient and economic experience before and after T2Candida implementation. The data demonstrated that in the post-T2Candida cohort, median length of stay for patients with Candida infections was reduced by 7 days when detected by T2Candida while unnecessary antifungal therapy was avoided in 41% of patients tested and was discontinued after one dose in another 15% of patients tested.  The economic savings derived solely from reduction in antifungal drug use was $195 per patient tested, net of the cost of the T2Candida test panel. Huntsville Hospital in Huntsville, Alabama, reported that the use of the T2Candida test panel resulted in a reduction in the duration of therapy and time to de-escalation in patients that tested negative for Candida on the T2Candida test panel, yielding net pharmacy savings of approximately $280 per patient tested. T2Candida also detected 56% more positive patients than blood culture.   Riverside Community Hospital in Riverside, California, demonstrated improvements in time to appropriate therapy, increased sensitivity, and rapid discontinuation of antifungal therapy when using T2Candida. Specifically, 83% of patients who tested positive with T2Candida received appropriate therapy within six hours of the blood draw and 100% of patients received appropriate therapy in under nine hours. None of the patients who tested positive had been identified to have been treated with antifungals prior to T2Candida testing. In addition, antifungal therapy was discontinued for 100% of the patients who tested negative with T2Candida. Finally, data were presented at the Infectious Disease Society of America annual meeting, IDWeek, demonstrating that T2Candida is more sensitive and more rapid than blood culture for the identification of Candida. This study, the DIRECT2 study, also showed that T2Candida is superior to blood culture when detecting patients with proven infection but are receiving antifungal therapy due to the corresponding suppression of growth in the blood culture system. T2Candida is uninhibited by antifungal therapy; thus, providing a sensitivity of 94.5% compared to blood culture, which was 49.3% sensitive in the study.

We continue to see the clinical evidence of the benefits of the T2Candida test grow. Three recent, peer-reviewed studies further demonstrate the benefit of the T2Candida test. These studies present results of the high clinical sensitivity of T2Candida and that time to appropriate therapy may be greatly reduced with T2Candida. Additionally, the studies show that the use of T2Candida may correspond to significant reductions in certain types of Candida infections.

Study 1:

The DIRECT2 study, published in Clinical Infectious Diseases, was a multi-center study involving 14 sites and evaluated the performance of T2Candida and blood culture in N=152 candidemic patients. The T2Candida Panel detected 89% of infections across this patient population, validating the 91.1% clinical sensitivity reported from the FDA pivotal study for the T2Candida in a much larger patient population. Additionally, the T2Candida Panel detected almost twice as many confirmed infections as blood culture in patients receiving antifungal therapy. This indicates that the T2Candida Panel is a more effective diagnostic tool for patients treated with pre-emptive or empiric antifungal therapy. Consistent with other studies, the time savings afforded by T2Candida was significant. The median time to detection of Candida by diagnostic blood cultures and subsequent species identification was 3.4 days. In comparison, the T2Candida Panel provides diagnostic results in an average time of 4.4 hours. The authors noted that the T2Candida Panel “ushers in a new era in which rapid molecular testing for invasive candidiasis will serve as an adjunct to microbiologic cultures.”

Study 2:

The STAMP study, published in the Journal of Clinical Microbiology, compared blood culture to the T2Candida Panel for monitoring the clearance of an infection when a patient is being treated with antifungal drugs. The study demonstrated that the T2Candida Panel can detect the ongoing presence of a Candida infection while blood culture often yields false negative test results because the administration of antifungal drugs can impede the growth of cells that blood culture requires to detect an infection. These observations are consistent with the DIRECT2 study. The authors concluded that the T2Candida Panel can be an effective tool for reliably identifying patients that have cleared an infection, which can reduce the unnecessary and expensive antifungal therapy. The STAMP study evaluated running multiple diagnostic tests for patients with confirmed Candida infections who were receiving antifungal drugs. The study demonstrated that the T2Candida Panel outperforms blood culture for monitoring the clearance of Candida infections.

•	The T2Candida Panel was positive in 23 patient samples, compared to only 7 for blood culture in cases of true infection.
•	The T2Candida Panel identified every infection that was detected by blood culture and provided actionable results 3 days earlier than blood culture.
•	The T2Candida Panel detected a Candida infection that blood culture missed in one patient during the study.
•

The T2Candida Panel results were a better indicator of disease clearance than blood culture, as two consecutive T2Candida negative results indicated that the patient no longer had an active infection in the blood that required aggressive management.

•

STAMP study data suggest that serial testing of patients with the T2Candida Panel may enable more timely management of infections, de-escalation of therapy, better source control and overall reduced costs of care.

Study 3:

Another study published in The Journal of Antimicrobial Stewardship entitled “T2 Magnetic Resonance Assay Improves Timely Management of Candidemia” compared the management of candidemic patients before and after the implementation of the T2Candida Panel and was designed to evaluate time to appropriate therapy. Patients tested with the T2MR platform were treated in a median of 5 hours, a more than 8-fold reduction as compared to that based on blood culture, which delayed appropriate therapy by a median of 44 hours. This speed advantage demonstrates that the T2MR platform may be a valuable clinical tool to aid antifungal stewardship’s goal to deliver timely antifungal therapy for infected patients. In addition to speed, the use of the T2MR platform provided increased identification of Candida infections. Consistent with the performance of blood culture and T2MR published in other studies, the Candida species was definitively identified in 93% of patients after implementation of T2MR and in only 57% of patients prior to implementation of T2MR. Prior to implementation of the T2Candida Panel, the only diagnostic tests used at Henry Ford Health System were blood culture and beta-D-glucan (BDG). The authors also identified an additional clinically relevant improvement in patient outcomes after the implementation of T2MR: a significant reduction of Candida ocular involvement from 30% to 12% was observed. The authors point out this could be associated with improved sensitivity of T2MR or due to improved timeliness of patient management by T2MR. Although the study was not adequately powered to evaluate reduction in patient mortality rates, the authors note that appropriately treating patients within 24 hours of the onset of disease is proven to reduce mortality rates from 41% to below 16%. T2MR is the only diagnostic method presented in this study with the speed and accuracy necessary to enable therapeutic decisions that achieve this reduction in mortality.

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

Our Strategy

T2MR enables rapid and sensitive direct detection of a range of targets, and we believe it can be used in a variety of diagnostic applications that will improve patient outcomes and reduce healthcare costs. Our objective is to establish T2MR as a standard of care for clinical diagnostics. To achieve this objective, our strategy is to:

•

Drive Commercial Adoption of Our Sepsis Products by Demonstrating Their Value to Physicians, Laboratory Directors and Hospitals.  We expect our sepsis products to meaningfully improve patient outcomes while reducing costs to hospitals. We have established a targeted, direct sales force in the United States and have partnered with distributors internationally, all of whom are initially focused on educating physicians and demonstrating our clinical and economic value proposition to hospitals that have the highest populations of at-risk critical care and immunocompromised patients. We believe a sustained focus on these hospitals will drive adoption of the T2Dx, T2Candida, our product candidate, T2Bacteria, and future T2MR-based diagnostics. As a part of this effort, we will continue to work with thought leaders, conduct clinical and health economic studies and seek publication and presentation of these studies.

•

Establish a Recurring, Consumables-Based Business Model.  We are pursuing a consumables-based business model for our products by securing placements of the T2Dx at hospitals and driving utilization of our diagnostic panels starting with T2Candida. We believe this strategy will foster a sustainable and predictable business model with recurring revenue streams.

•

Broaden Our Addressable Markets in Infectious Disease.  Our product development pipeline includes additional diagnostic panels that provide near-term and complementary market expansion opportunities. Our next sepsis product candidate in the United States, T2Bacteria, will focus on bacterial infections, will run on the T2Dx and is expected to address the same high-risk patients as T2Candida, while also expanding our reach to a new patient population at increased risk for bacterial sepsis infections. We will also expand our panels through partnerships similar to our agreement with Allergan, in which Allergan agreed to cover a portion of the costs of our development of certain additional products, including antibiotic resistance tests.  We also are utilizing T2MR to address the challenges of providing rapid and sensitive diagnosis of Lyme disease and expect to initiate a T2Lyme clinical trial in 2018. In early 2017 we initiated a multi-site clinical trial for T2Bacteria, in July 2017 received authorization to affix a CE Mark which clears the product for use in Europe and other countries that accept the CE mark and on September 8, 2017 the Company filed a 510(k) premarket submission for the T2Bacteria Panel with the FDA. We have launched T2Bacteria commercially in Europe and other countries that accept the CE mark and will commercialize T2Bacteria and these product candidates in the US and other countries after obtaining appropriate marketing clearance or regulatory clearance.

•

Broaden Our Addressable Markets Beyond Infectious Disease.  We intend to expand our product offerings by applying T2MR to new applications beyond sepsis and Lyme disease. We plan to conduct internal development and to work with thought leaders, physicians, clinical researchers and business development partners to pursue new applications for T2MR. We believe the benefits of our proprietary technology, including the ability to rapidly and directly detect a broad range of targets, in a wide variety of sample types, will have potential applications within and outside of the in vitro diagnostics market, including environmental, food safety, industrial and veterinary applications.

•

Drive International Expansion.  We are commercializing T2Candida, T2Bacteria and the T2Dx internationally through distributors that target large hospitals in their respective markets. We intend to continue to expand in international markets through similar distribution channels. We have received CE marking for T2Candida, T2Bacteria and the T2Dx.

Our Technology Platform

T2 Magnetic Resonance Technology Overview

We have built an innovative and proprietary technology platform that offers a rapid, sensitive and simple alternative to existing diagnostic methodologies. T2MR is a miniaturized, magnetic resonance-based approach that measures how water molecules react in the presence of magnetic fields. Our proprietary platform is capable of detecting a variety of targets, including:

•	molecular targets, such as DNA;
•	immunodiagnostics targets, such as proteins; and
•	a broad range of hemostasis measurements.

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

The initial panels designed to run on the T2Dx are T2Candida and T2Bacteria, which are focused on identifying life-threatening pathogens associated with sepsis. In 2014 we received FDA marketing clearance for the T2Dx and T2Candida. In early 2017 we initiated a multi-site clinical trial for T2Bacteria, in July 2017 received authorization to affix a CE Mark and on September 8, 2017 the Company filed a 510(k) premarket submission for the T2Bacteria Panel with the FDA.

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

In 2016, the U.S. Department of Health and Human Services reported that sepsis is the most expensive hospital-treated condition in the United States, with an economic burden to hospitals exceeding $23 billion annually, almost double that of acute myocardial infarction. New data on the number of sepsis cases in the United States published by the U.S. Department of Health and Human Services in 2017 indicate that the economic burden now exceeds $27 billion.  The high cost of treating sepsis is primarily driven by the extended hospitalization of patients. We believe there are many effective, targeted therapeutic choices that could reduce overall hospitalization costs if applied earlier, but clinicians need to more rapidly identify the specific sepsis-causing pathogens in order to make more informed, targeted treatment decisions. Today, the diagnostic standard to identify these pathogens is blood culture-based, despite typically requiring one to six or more days to generate species-specific results.

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

Over 1.6 million individuals are diagnosed with sepsis each year, 1.35 million of whom are at high risk for infection due to their suppressed immune system or their presence in critical care units. Virtually all of these patients are rapidly treated with broad-spectrum antibiotic drugs because there is no diagnostic manner for determining the type of infection. Of these 1.35 million patients with sepsis and at high risk for infection, approximately 40% do not respond to broad-spectrum antibiotic treatment. Of these patients that are non-responsive, approximately 25% of them have a Candida infection, with the remaining patients having a bacterial infection. Broad-spectrum antibiotics do not treat these Candida and bacterial infections; therefore more targeted drugs are required.

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

Our Sepsis Solution

We believe our T2 Magnetic Resonance technology, or T2MR, delivers a rapid, sensitive and simple diagnostic platform to enable sepsis applications that can identify specific sepsis pathogens directly from an unpurified blood sample in hours instead of days at a level of accuracy equal to or better than blood culture-based diagnostics. The T2Sepsis Solution refers to the approach of combining the standard of care for the management of sepsis patients, including the T2Dx Instrument, or the T2Dx, and T2Candida Panel, and the T2Bacteria Panel, which is commercially available in Europe and other countries that accept the CE mark and currently available for research use only in the United States. Currently, initial empiric therapy typically only covers approximately 60% of patients with sepsis infections. Of the remaining 40% of patients with sepsis infections, approximately 30% of the patients have a bacterial infection and 10% have Candida infections. Test panels included in the T2Sepsis Solution are designed to identify pathogens commonly not covered by initial empiric antimicrobial therapy, which we believe may enable physicians to effectively treat approximately 90% of the patients who are not on the right drugs.

We believe the T2Sepsis Solution provides a pathway for more rapid and targeted treatment of infections, potentially reducing the mortality rate by as much as 50% if a patient is treated within 12 hours of suspicion of infection and significantly reducing the cost burden of sepsis. Each year, approximately 500,000 patients in the United States die from sepsis. According to a study published by Critical Care Medicine in 2006, in sepsis patients with documented hypotension, administration of effective antimicrobial therapy within the first hour of detection was associated with a survival rate of 79.9% and, over the ensuing six hours, each hour of delay in initiation of treatment was associated with an average decrease in survival of 7.6%. According to such study, the survival rate for septic patients who remained untreated for greater than 36 hours was approximately 5%. The toll of sepsis on a patient’s health can be severe: more than one-in-five patients die within two years as a consequence of sepsis. Sepsis is also the most prevalent and costly cause of hospital readmissions.

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

Our first U.S. Food and Drug Administration, or FDA-cleared products, the T2Dx and T2Candida, focus on the most lethal form of common blood stream infections that cause sepsis, Candida, which has an average mortality rate of approximately 40%. According to a 2005 report published in Antimicrobial Agents and Chemotherapy, this high mortality rate can be reduced to 11% with the initiation of targeted therapy within 12 hours of presentation of symptoms. Currently, a typical patient with a Candida infection averages 40 days in the hospital, including nine days in intensive care, resulting in an average cost per hospital stay of over $130,000 per patient. In a study published in the American Journal of Respiratory and Critical Care Medicine in 2009, providing targeted antifungal therapy within 24 hours of the presentation of symptoms decreased the length of hospital stay by approximately ten days and decreased the average cost of care by approximately $30,000 per patient. In addition, many hospitals initiate antifungal drugs, such as Caspofungin or Micafungin, while waiting for blood culture-based diagnostic results. We estimate this practice costs approximately $500 per patient and is currently in use for over 40% of high-risk patients on average and for all high-risk patients in some hospitals. A negative result from T2Candida can provide timely data allowing physicians to avoid unnecessary antifungal treatment and potentially reduce the treatment cost further.

We believe that by identifying the specific species of Candida, physicians can administer the most effective therapy, significantly improving patient outcomes and reducing hospital costs. We further believe that the adoption of the T2Dx and T2Candida can decrease both the high mortality rate and excessive costs of Candida infections because these products can enable clinicians to make earlier and more informed decisions by providing positive test results to direct therapy and negative test results to reduce the use of antifungal drugs.

T2Bacteria, a multiplex diagnostic panel that detects the major bacterial pathogens associated with sepsis that are frequently not covered by first-line antibiotics, is CE-Marked and available commercially in Europe and other countries that accept the CE mark, as well as available as a research-use-only product in the United States. T2Bacteria runs on the T2Dx, and if cleared by the FDA for sale in the United States is expected to address the same approximately 6.75 million symptomatic high-risk patients as T2Candida while also expanding our reach to an additional two million people presenting with symptoms of infection in the emergency room setting. We believe that these factors make the United States market opportunity for T2Bacteria over $1.0 billion, and that T2Bacteria has the potential to achieve similar performance capabilities and provide similar benefits as T2Candida.

To the extent that our T2Bacteria panel is performed on an outpatient basis, third-party payors may separately reimburse our customers using existing CPT codes. By way of example, Medicare payment for outpatient clinical laboratory services is the lesser of the amount billed, the local fee for a geographic area, or the national limit established by the Centers for Medicare & Medicaid Services under the Clinical Laboratory Fee Schedule, or CLFS, on an annual basis. For 2017, the national limit for the series of CPT codes used to bill the T2Bacteria panel is approximately $220. Effective January 1, 2018, CLFS rates will be based on weighted median private payor rates as required by the Protecting Access to Medicare Act of 2014. We believe that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our diagnostic products or additional pricing pressures.

Clinical Utility

T2Candida

DIRECT Clinical Trial—Clinical Infectious Disease

In 2013 and 2014, we conducted a pivotal clinical trial for our T2Dx Instrument and our T2Candida Panel, or the DIRECT trial. Our DIRECT trial consisted of two patient arms. The first arm, known as the Prospective Arm, consisted of 1,501 samples from patients with a possible infection. The second arm, known as the Contrived Arm, consisted of 300 samples, of which 250 patient specimens were labeled contrived because each contained a known quantity of Candida CFUs that were manually added to each sample, or spiked, at clinically relevant concentrations, while the remaining 50 patient specimens were specifically known not to contain Candida. The DIRECT trial was designed to evaluate the sensitivity and specificity of T2Candida on the T2Dx.

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

The design of the DIRECT trial was reviewed by the FDA as part of pre-submission communications. The purpose of the DIRECT trial was to determine the clinical performance of T2Candida running on the T2Dx by identifying the following:

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

There are five relevant species of Candida, each of which were analyzed in the DIRECT trial. Each are listed in abbreviated form in the tables below. These species are Candida albicans, Candida tropicalis, Candida parapsilosis, Candida krusei, and Candida glabrata. The typical naming convention for a species is to abbreviate by using the first letter of the first word and the full second word; for example, Candida krusei is abbreviated as C. krusei. In the tables below, we also abbreviate each species name by the first letter of the second word; for example, Candida albicans and Candida tropicalis is A/T.

The following tables illustrate the results of the DIRECT trial. The primary sensitivity and specificity analysis is presented in Table A, followed by sub-analyses in Tables B and C. Additional data on the LoD and the time to results of T2Candida and the T2Dx are included in the remaining tables.

Table A

T2Candida Performance Characteristics

	Overall	Overall
	Sensitivity	Specificity
Number of Tests (%)	234/257 (91.1%)	5114/5146 (99.4%)

Table B

Overall Sensitivity and Specificity by Test

		95% Confidence
		Interval
Specificity:
A/T (C. albicans/C. tropicalis )	1679/1697 (98.9%)	98.3 -	99.4%
P (C. parapsilosis)	1736/1749 (99.3%)	98.7 -	99.6%
K/G (C. krusei/C. glabrata)	1699/1700 (99.9%)	99.7 -	100.0%
Total:	5114/5146 (99.4%)	99.1 -	99.6%
Sensitivity:
A/T (C. albicans/C. tropicalis)	96/104 (92.3%)	85.4 -	96.6%
P (C. parapsilosis)	49/52 (94.2%)	84.1 -	98.8%
K/G (C. krusei/C. glabrata)	89/101 (88.1%)	80.2 -	93.7%
Total:	234/257 (91.1%)	86.9 -	94.2%

Table C

Study Arm Sensitivity and Specificity by Test

		95% Confidence
		Interval
Specificity (Prospective tests):
A/T (C. albicans/C. tropicalis )	1479/1497 (98.8%)	98.1 -	99.3%
P (C. parapsilosis)	1487/1499 (99.2%)	98.6 -	99.6%
K/G (C. krusei/C. glabrata)	1499/1500 (99.9%)	99.6 -	100.0%
Total:	4465/4496 (99.3%)	99.0 -	99.5%
Sensitivity (Prospective tests):
A/T (C. albicans/C. tropicalis)	2/4 (50.0%)	6.8 -	93.2%
P (C. parapsilosis)	2/2 (100.0%)	15.8 -	100.0%
K/G (C. krusei/C. glabrata)	1/1 (100.0%)	2.5 -	100.0%
Total:	5/7 (71.4%)	29.0 -	96.3%
Specificity (Contrived tests):
A/T (C. albicans/C. tropicalis)	200/200 (100.0%)	98.2 -	100.0%
P ( C. parapsilosis)	249/250 (99.6%)	97.8 -	100.0%
K/G (C. krusei/C. glabrata)	200/200 (100.0%)	98.2 -	100.0%
Total:	649/650 (99.8%)	99.1 -	100.0%
Sensitivity (Contrived tests):
A/T (C. albicans/C. tropicalis)	94/100 (94.0%)	87.4 -	97.8%
P (C. parapsilosis)	47/50 (94.0%)	83.5 -	98.7%
K/G (C. krusei/C. glabrata)	88/100 (88.0%)	80.0 -	93.6%
Total:	229/250 (91.6%)	87.4 -	94.7%

Table D

T2Candida Limit of Detection

Final LoD
Species	CFU/mL
C. albicans	2
C tropicalis	1
C. parapsilosis	3
C. glabrata	2
C. krusei	1

Table E

Sensitivity Sub-Analysis: Sensitivity by Species Relative to LoD

		> LoD			< LoD
	LoD		95% Confidence			95% Confidence
	(CFU/ml)	Sensitivity	Interval		Sensitivity	Interval
C. albicans	2	39/39 (100.0%)	91.0 -	100.0%	9/11 (81.8%)	48.2 -	97.7%
C. glabrata	2	35/37 (94.6%)	81.8 -	99.3%	7/13 (53.8%)	25.1 -	80.8%
C. krusei	1	40/40 (100.0%)	91.2 -	100.0%	6/10 (60.0%)	26.2 -	87.8%
C. parapsilosis	3	32/32 (100.0%)	89.1 -	100.0%	15/18 (83.3%)	58.6 -	96.4%
C. tropicalis	1	38/40 (95.0%)	83.1 -	99.4%	8/10 (80.0%)	44.4 -	97.5%
Total:		184/188 (97.9%)	94.6 -	99.4%	45/62 (72.6%)	59.8 -	83.1%

Table F

Sensitivity Sub-Analysis: Sensitivity by Titer Level

		1 — 10 CFU/ml	11 — 30 CFU/ml	31 — 100 CFU/ml
	<1 CFU/ml Sensitivity	Sensitivity	Sensitivity	Sensitivity
C. albicans	8/10 (80.0%)	18/18 (100.0%)	17/17 (100.0%)	5/5 (100.0%)
C. glabrata	5/10 (50.0%)	16/18 (88.9%)	16/17 (94.1%)	5/5 (100.0%)
C. krusei	6/10 (60.0%)	18/18 (100.0%)	17/17 (100.0%)	5/5 (100.0%)
C. parapsilosis	8/10 (80.0%)	17/18 (94.4%)	17/17 (100.0%)	5/5 (100.0%)
C. tropicalis	8/10 (80.0%)	16/18 (88.9%)	17/17 (100.0%)	5/5 (100.0%)
Total:	35/50 (70.0%)	85/90 (94.4%)	84/85 (98.8%)	25/25 (100.0%)

Table G

Sensitivity Sub-Analysis: Sensitivity by Species Relative to Clinically Relevant Concentrations

	Clinically Relevant	Sensitivity <	Sensitivity >
Species	Concentration	Relevant CFU	Relevant CFU
C. tropicalis	1-10 CFU/mL	80%	95%
C. krusei	11-30 CFU/mL	85.7%	100%
C. glabrata	11-30 CFU/mL	75%	96%
C. albicans	1-10 CFU/mL	80%	100%
C. parapsilosis	11-30 CFU/mL	89.3%	100%
Total		82.7%	98%

Table H

Time to species identification or negative result for T2MR and Blood Culture

	Blood Culture	T2Dx
Time to Results (hours)
Mean ± SD (N)	126.5 ± 27.3 (1470)	4.2 ± 0.9 (1470)
Median	121.0	4.1
(Min, Max)	(12.4, 247.2)	(3.0, 7.5)
Time to Positive Results(1),(2) (hours)
Mean ± SD (N)	43.6 ± 11.1 (4)	4.4 ± 1.0 (4)
Median	46.1	4.6
(Min, Max)	(28.1, 54.1)	(3.2, 5.4)
Time to Negative Results(1),(2) (hours)
Mean ± SD (N)	126.7 ± 27.0 (1466)	4.2 ± 0.9 (1466)
Median	121.1	4.1
(Min, Max)	(12.4, 247.2)	(3.0, 7.5)

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
•

in the Contrived Arm of the study, T2Candida detected 98% of cases at or above clinically relevant concentrations of Candida , ranging from 95% to 100% detection depending on the Candida species (see Table G);

•	T2Candida demonstrated an average time to positive result of 4.4 hours compared to blood culture average time to result of 129 hours;

•	T2Candida demonstrated an average time to negative result of 4.2 hours compared to blood culture average time to result of >120 hours; and
•	T2Candida has a negative predictive value of 99.8% in a standard population. Negative predictive value is the probability that subjects with a negative result truly do not have the disease.

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

Massachusetts General Hospital Study — Science Translational Medicine

We co-authored a study with investigators from Massachusetts General Hospital, or MGH, to evaluate the sensitivity and specificity of T2MR to detect Candida compared to blood culture-based diagnostics. Results from the study were published in an article entitled “T2 Magnetic Resonance Enables Nanoparticle-Mediated Rapid Detection of Candidemia in Whole Blood” in Science Translational Medicine in 2013. In this study:

•

T2MR was tested across 320 contrived whole blood samples, each containing one of the five clinically relevant species of Candida, and was able to detect each of the species at a LoD ranging from 1 to 3 CFU/mL.

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

Clinical Data Review of T2MR and T2Candida—Future Microbiology

Dr. Michael Pfaller (T2 Biosystems Chief Medical Officer), Donna Wolk, PhD (Geisinger Health System), and Tom Lowery, PhD (T2 Biosystems Chief Scientific Officer) collaborated to perform a meta-analysis of T2MR and T2Candida data that was published in Future Microbiology in 2015 with the title T2MR and T2Candida: novel technology for the rapid diagnosis of candidemia and invasive candidiasis. The article had the following overall summary statements and conclusions:

•

There is an urgent need to rapidly and accurately detect and identify fungal pathogens. Current culture-based methodologies are too slow and, with some organisms like C. glabrata, may fail altogether due to the insensitivity of some blood culture systems to detect this slow-growing species.

•

The development and FDA approval of the T2Candida Panel represents the advent of a new class of infectious disease diagnostics that enable rapid, direct detection and identification of pathogens in a culture-independent manner. The new panel will reduce the time to detection and species identification for common Candida species.

•

As of the date of publication of the article, the T2Candida Panel had identified over 31 cases of candidemia and 12 cases of candidiasis. In the latter 12 cases, blood culture was unable to detect any of those proven infections. There were an additional ten patients with probable or suspected invasive candidiasis, but patient record review was not available to include these cases. More specifically, across all studies to date, T2Candida had successfully detected 43 of 45 patients with confirmed candidemia (31/33) or candidiasis (12/12). When including patients with probable candidiasis, T2Candida detected 10 of 10 patients, totaling 53 of 55 cases detected for candidemia or candidiasis. In this aggregate population, blood culture only detected 33 of 55 patients.  Table 7 from the article summarizes the data showing increases in sensitivity for T2Candida vs. blood culture.

-	Across all studies to date, T2Candida had an overall specificity of greater than 99.4% from more than 1,560 patients.
-

Application of the T2Candida Panel facilitates the diagnosis of candidemia and other forms of invasive candidiasis and promises to have major clinical impact resulting from the diagnosis of previously unrecognized, deep-seated candidiasis as well as from the ‘real-time’ (hours) detection of candidemia.  The earlier species-level diagnosis provided by the T2Candida Panel will allow targeted pre-emptive antifungal therapy which should result in a decrease in Candida -associated morbidity, mortality, and excess length of stay in the hospital and at the same time reduce unnecessary empiric antifungal therapy.  The T2Candida Panel provides breakthrough performance in the detection and identification of Candida direct from patient samples and may significantly impact patient mortality and hospital costs.

Customer Presentations

Over the past 12 to 18 months, customers have begun to report on their experiences with the T2Candida Panel at conferences and in publications. Below is a summary of some those reports.

-

Investigators at the Henry Ford Health System reported data that demonstrated that after the implementation of T2Candida in their hospital system, the hospital system projected that it may save an estimated $2.3M annually, reduced median ICU length of stay by seven days per patient (p=0.009), and reduced total length of stay by four days per patient (p=0.164).  Additionally, 75% of negative patients had antifungals discontinued or deescalated.

-

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

-

Investigators at Riverside Community Hospital reported that implementation of T2Candida led to therapy being discontinued for 100% of patients who tested negative, and for patients who tested positive and had not been on antifungals prior to testing, 83% of patients who tested positive received appropriate therapy within six hours of blood drawing and 100% within nine hours of blood draw.

-

Investigators at Huntsville Hospital, showed that use of the T2Candida panel resulted in reduction in duration of therapy and time to de-escalation in negative patients. This yielded net pharmacy savings of approximately $280 per patient tested. T2Candida also detected 56% more positive patients than blood culture.

-

Investigators at the University Di Roma reported that T2Candida detected invasive candidiasis that were not identified by blood culture. T2Candida identified three cases of C. albicans and one case of C. glabrata that were proven accurate with additional in vitro diagnostic testing and diagnostic imaging.

Candida Auris

In September 2017, we entered into an agreement with the CDC, pursuant to which the CDC agreed to utilize T2Dx in its laboratory for potentially testing and monitoring the emergence and outbreaks of the superbug Candida auris, which we expect to occur in hospitals around the United States.

Candida auris is a multi-drug resistant pathogen recognized by the CDC as a serious global health threat because it can be resistant to all three major classes of antifungal drugs and is difficult to identify. The CDC has also reported that more than one-in-three patients with Candida auris infections have died. Unlike most other species of Candida, Candida auris can spread quickly in a hospital making rapid identification and hospital environment surveillance a critical component of containing these outbreaks. Existing laboratory methods that detect Candida auris, including blood culture, suffer from prolonged detection times and low accuracy, which exacerbates the challenge in the fight to contain the superbug. Recently, reported cases have surged internationally, and the CDC has reported a significant increase in infected patients in the United States. According to the European Centre for Disease Prevention and Control, hospital outbreaks have occurred in the United Kingdom and Spain. Because Candida auris can be resistant to most treatment options and can spread so quickly, these hospital outbreaks have been difficult to contain by even the most enhanced control measures.

The goals of the CDC collaboration are to use the T2Dx Instrument to (i) validate the detection of Candida auris from patient skin samples and hospital environmental samples, (ii) validate a process for surveillance of Candida auris in healthcare facilities from skin and environmental samples, and (iii) assist state and local public health labs in combating the outbreak.

T2Bacteria

T2Bacteria Panel Pivotal Clinical Study Information

On August 4, 2017, T2 Biosystems, Inc. completed a pivotal clinical study of the T2Bacteria® Panel, run on the T2Dx® Instrument (T2Dx), which is a qualitative T2 Magnetic Resonance (T2MR®) assay designed for the direct detection of bacterial species in EDTA human whole blood specimens from patients with suspected bacteremia. The T2Bacteria Panel is designed to identify species of bacteria directly from human whole blood specimens:  Enterococcus faecium, Escherichia coli, Klebsiella pneumoniae, Pseudomonas aeruginosa, and Staphylococcus aureus.  Outside of the United States, the CE marked T2Bacteria panel identifies all 5 of these species along with a 6th species, Acinetobacter Baumannii

The performance characteristics of the T2Bacteria Panel were evaluated through a series of analytical studies as well as a multi-center clinical study.  The clinical study evaluated the performance of the T2Bacteria Panel in comparison to the current standard of care, blood culture.  All of the data generated in the analytical studies and the clinical study were submitted to the United States Food and Drug Administration, or FDA, in a 510(k) premarket notification on September 8, 2017.

The clinical study consisted of two arms, a prospective arm and a seeded arm. In the prospective arm, a total of 1,427 subjects were tested at eleven geographically dispersed and demographically diverse sites in the United States.   In the seeded arm, 300 specimens of known bacterial composition were evaluated at three sites. Seeded specimens were prepared by spiking whole blood with multiple strains of the bacterial species detected by the T2Bacteria Panel at defined concentrations (CFU/mL). Fifty negative blood samples also were evaluated as part of the seeded arm of the study.  In total, 1,777 (1,427 prospective specimens and 350 seeded and negative) clinical samples were tested to evaluate the clinical performance of the T2Bacteria Panel.

The study findings submitted to the FDA include:

•	The overall sensitivity for the prospective and seeded arms combined was 95.8% (see Table I below);
•	In the seeded arm of the study, the average sensitivity was 96.8% (see Table K), with the sensitivity by bacterial target ranging from 90.9% to 100.0% (see Table L);
•	In the prospective arm of the study, the average sensitivity was 89.7% (see Table M), with the sensitivity by bacterial target ranging from 81.3%% to 100.0% (see Table N);

•	The average specificity for the prospective and seeded arms combined was 98.1% (see Table I);
•	In the seeded arm of the study, the average specificity of the test was 99.0% (see Table K), with the specificity by bacterial target ranging from 97.3% to 100.0% (see Table L);
•	In the prospective arm of the study the average specificity of the test was 97.9% (see Table M), with the specificity by bacterial target ranging from 95.0% to 99.4% (see Table N);
•

In the prospective arm of the study, results that were identified as positive by the T2Bacteria Panel but negative by blood culture were evaluated by looking at additional blood culture results obtained +/- 14 days of the paired T2 / blood culture draw.  36% of the T2 positive / blood culture negative results were found to be culture positive for the organism identified by the T2Bacteria Panel within the defined 14 day window (Table N).

•

In the prospective arm of the study, four specimens that were identified as negative by the T2Bacteria Panel but positive by blood culture were evaluated by running a second archived blood sample.  Two of the four samples generated positive results by the T2Bacteria Panel that were in agreement with blood culture, one for S. aureus and the other for E.coli.

Table I: T2Bacteria Panel Overall Performance for Prospective and Seeded Arms

Sensitivity	95% CI	Specificity	95% CI
95.4% (209 / 219)	91.8%-97.5%	97.9% (8,416/8,596)	97.6%-98.2%

Table J: T2Bacteria Panel Combined Performance for Prospective and Seeded Arms

	Sensitivity (PPA)		Specificity (NPA)
Species	Sensitivity	95% CI	Specificity	95% CI
E. coli	90.9% (30/33)	76.4% - 96.9%	95.4% (1637/1716)	94.3% - 96.3%
E. faecium	100.0% (41/41)	91.4% - 100.0%	99.5% (1717/1726)	99.0% - 99.7%
K. pneumoniae	100.0% (46/46)	92.3% - 100.0%	98.6% (1697/1721)	97.9% - 99.1%
P. aeruginosa	97.7% (43/44)	88.2% - 99.6%	97.7% (1682/1722)	96.9% - 98.3%
S. aureus	89.1% (49/55)	78.2% - 94.9%	98.4% (1683/1711)	97.6% - 98.9%

•	PPA (sensitivity) calculated against samples with titer levels at or above limit of detection (LoD) in Seeded Arm and blood culture positives in Prospective Arm
•

NPA (specificity) calculated from all samples (including below LoD and unspiked negative samples) as the total number of negative channels divided by total number of non-spiked channels in Seeded Arm and blood culture negatives in Prospective Arm.

Table K: T2Bacteria Panel Seeded Sample Performance

Sensitivity	95% CI	Specificity	95% CI
96.7% (174 / 180)	92.9%-98.5%	98.9% (1,483/1,500)	98.2%-99.3%

•	PPA (sensitivity) calculated against samples with titer levels at or above limit of detection (LoD)

Table L: T2Bacteria Panel Seeded Sample Performance

	Sensitivity (PPA)		Specificity (NPA)
Species	PPA	95% CI	NPA	95% CI
E. coli	90.9% (20/22)	72.2 - 97.5%	97.3% (292/300)	94.8 - 98.6%
E. faecium	100% (40/40)	91.2 - 100%	100% (300/300)	98.7 - 100%
K. pneumoniae	100% (40/40)	91.2 - 100%	99.3% (298/300)	97.6 - 99.8%
P. aeruginosa	97.4% (38/39)	86.8 - 99.5%	97.7% (293/300)	95.3 - 98.9%
S. aureus	92.3% (36/39)	79.7 - 97.3%	100% (300/300)	98.7 - 100%

•	PPA (sensitivity) calculated against samples with titer levels at or above limit of detection (LoD)

Table M: T2Bacteria Panel Overall Performance for Prospective Arm

Sensitivity	95% CI	Specificity	95% CI
89.7% (35/39)	76.4%-95.9%	97.7% (6,933/7,096)	97.3%-98.0%

Table N: T2Bacteria Panel Performance as Compared to Blood Culture — Prospective Arm

	Sensitivity (PPA)		Specificity (NPA)
Species	Sensitivity	95% CI	Specificity	95% CI
E. coli	90.9% (10/11)	62.3 - 98.4%	95.0% (1345/1416)	93.7 - 96.0%
E. faecium	100.0% (1/1)	20.7 - 100%	99.4% (1417/1426)	98.8 - 99.7%
K. pneumoniae	100.0% (6/6)	61.0 - 100%	98.5% (1399/1421)	97.7 - 99.0%
P. aeruginosa	100.0% (5/5)	56.6 - 100%	97.7% (1389/1422)	96.8 - 98.3%
S. aureus	81.3% (13/16)	57.0 - 93.4%	98.0% (1383/1411)	97.1 - 98.6%

Table N:  Percentage of Positive results with negative paired Blood Cultures that were Found to be Culture Positive +/- 14 Days of Paired T2/Blood Culture Draw

Bacteria	Percentage of T2(+)/BC(-) results with other Positive Cultures*
E.coli	23/70 (33%)
E. faecium	4/9 (44%)
K. pneumoniae	8/21 (38%)
P. aeruginosa	7/32 (22%)
S. aureus	21/28 (75%)
Total	63/173 (36%)

Customer Presentations

In 2017, two customers reported on their experiences with the T2Bacteria Panel. Below is a summary of those reports.

•

Investigators at the Catholic University School of Medicine in Rome, Italy, presented interim data from a study in which T2Bacteria achieved 100% sensitivity and 97% specificity in analytical studies, and in clinical studies, it identified patients with infection in as fast as four hours, while blood culture took up to five days, inclusive of multiple cases where T2Bacteria identified patients missed by blood culture with proven infections.

•

Investigators at Northwestern University in Chicago, Illinois, presented data demonstrating that the T2Bacteria Panel had 89% sensitivity for bacterial infections while blood culture only detected 68% of infections, and positive T2Bacteria Panel results for patients on antibiotic therapy correlated to more serious and poorly controlled infections.

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

Our product candidate, T2Lyme is designed to identify the bacteria that cause Lyme disease directly from the patient’s blood, without the need for blood culture which, for the bacteria associated with Lyme disease, can take several weeks. The test panel is expected to be run on the T2Dx Instrument, the same instrument currently used to run our T2Candida test panel and in the future, our T2Bacteria Panel product candidate. We anticipate the T2Lyme test panel to benefit from similar advantages provided by T2MR as the T2Candida Panel, including high sensitivity, high specificity, ease of use and rapid time to result. T2Lyme may provide accurate and timely diagnosis of Lyme disease and may prevent the evolution of the disease to its later stages with associated neurological and musculoskeletal diseases. We expect to initiate a T2Lyme clinical trial in 2018.

We expect that existing CPT codes will be used to facilitate reimbursement of our T2Lyme diagnostic panel.

The T2Lyme Panel identifies the microorganisms responsible for most cases of Lyme disease in North America and Europe and are detected directly in whole blood using T2MR and the same methodology used in the T2Candida and T2Bacteria tests. Preliminary data demonstrate that the detection of three species of Borrelia at limits of detection as low as 10 cells/mL was achieved in spiked whole blood and detection of spirochetes in clinical samples from patients with early stage Lyme disease has been demonstrated using T2MR.

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

Sales, Marketing and Distribution

We are working to drive awareness and adoption of our T2MR technology and related products by building a direct sales force in the United States, initially targeting high-volume hospitals, and continuing to educate physicians, key decision makers and thought leaders through publishing scientific data in peer-reviewed journals, presenting at major industry conferences and conducting and supporting clinical studies. We have added a small team of employees in Europe primarily to support our network of European distributors.

At the end of 2017, our direct sales force consisted of 17 people, excluding managers. Our sales team, employing a clinical data-driven sales approach, focus on the clinical performance of our products, the improved outcomes for patients and the economic value for hospitals, including providing hospitals with customized budget impact analysis. They demonstrate the ease-of-use of our products and the advantages of our products over existing diagnostics and empiric therapy practices. We plan to continue to invest in our direct sales force as we expand both the array of diagnostic panels and our customer reach.

Today, our sales force markets the T2Dx and T2Candida directly to hospitals in the United States, targeting 1,200 hospitals treating the largest number of high-risk patients. The same sales force will market T2Bacteria to those same hospitals after FDA clearance. We estimate that these 1,200 hospitals annually see an average of over 3,400 symptomatic patients at high risk for a Candida infection. If these institutions adopt our technology, we expect a positive network effect in the hospital community, accelerating adoption of T2Candida and T2Bacteria. We believe key aspects of healthcare reform, including the focus on cost containment, risk-sharing, and outcomes-based treatment and reimbursement, align with the value proposition of our sepsis products, contributing positively to their adoption. We believe the key decision-makers at hospitals are infectious disease and critical care physicians, laboratory directors, the hospital pharmacy and hospital administrators. In response to the severity and complexity of managing bloodstream infections, a growing number of hospitals have instituted antimicrobial stewardship committees to control hospital practices related to infections, including the use of antibiotic and antifungal therapy. These committees typically include key decision-makers, and we believe they can provide a central forum to present the benefits of our products. In addition, we plan to continue to publish scientific data in peer-reviewed journals, present at major industry conferences and conduct and support clinical trials to provide additional data relative to the performance of T2Candida and T2Bacteria to these decision-makers. For the year ended December 31, 2017, the Company derived approximately 19% of its total revenue from one customer and 10% of its total revenue from a second customer.

Outside of the United States, we have received regulatory approvals in Europe and expect to seek regulatory approvals in other international markets. We market our platform primarily through distributor partners who deploy a similar model to our sales approach in the United States.  In July 2014, we received CE marking for T2Candida and the T2Dx and in September 2017 we received CE marking for T2Bacteria. As of the end of 2017, we had distributors with territories in Italy, Spain, Portugal, Germany, France, Denmark, Sweden, Norway, Poland, the Czech Republic, Austria, Slovenia, Slovakia, Hungary, Romania, Croatia, Bulgaria, Serbia and Kuwait.  These distributors have knowledge of infectious diseases and/or microbiology.  They typically have strong, existing relationships with international thought leaders in these areas and have good relationships with important hospitals in their respective countries.  We continue to develop partner relationships in other key international markets and will further investigate potential distribution channels in other key markets around the world.  We have employed a small team of direct sales/marketing and field service personnel primarily to support the efforts of our distributors in the European Union, or the EU.

Manufacturing

We manufacture our proprietary T2Dx at our manufacturing facility in Lexington, Massachusetts and our T2Candida and T2Bacteria reagent trays at our manufacturing facility in Wilmington, Massachusetts. We perform all instrument and tray manufacturing and packaging of final components in accordance with applicable guidelines for medical device manufacturing. We outsource manufacturing of our T2Candida and T2Bacteria consumable cartridge to a contract manufacturing organization. Our particles are supplied by a sole source supplier, GE Healthcare. We believe we can secure arrangements with other suppliers on commercially reasonable terms for the products and parts we outsource.

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

We are the owner or licensee of over 60 patents and over 40 patent applications and possess substantial know-how and trade secrets which protect various aspects of our business and products. The patent families comprising our patent portfolio are primarily focused on protection of a range of general and specific attributes of our proprietary assay architecture and assay instrumentation for our T2Candida product and our T2Bacteria and T2Lyme product candidates, as well as protection of certain aspects of the conduct of the assays and detection of analytes. We also own several patent families covering various aspects of our T2HemoStat assay, including the assay architecture and conduct of the analysis. The issued patents in our patent families that cover T2Candida and T2Bacteria are expected to expire between 2023 and 2034, while additional pending applications covering T2Candida and T2Bacteria would be expected, if issued, to expire as late as 2037. The issued patents in our patent families that cover T2HemoStat are expected to expire between 2029 and 2032, while additional pending applications covering T2HemoStat, if issued, will be expected to expire as late as 2037. The issued patents in our patent families that cover T2Lyme are expected to expire between 2023 and 2034, while additional pending applications covering T2Lyme would be expected, if issued, to expire as late as 2037. In all cases, the expiration dates are subject to any extension that may be available under applicable law.

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

Competition

While we believe that we are currently the only diagnostic company developing products with the potential to identify pathogens associated with bloodstream infections in a variety of unpurified patient sample types at limits of detection as low as 1 CFU/mL, we compete with commercial diagnostics companies for the limited resources of our customers.  Our principal competition is from a number of companies that offer platforms and applications in our target sepsis markets, most of which are more established commercial organizations with considerable name recognition and significant financial resources.

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

Pervasive and Continuing U.S. Food and Drug Administration Regulation

After a medical device is placed on the market, numerous FDA regulatory requirements apply, including, but not limited to the following:

•	the Quality System Regulation, or QSR, which requires manufacturers to follow design, testing, control, documentation and other quality assurance procedures during the manufacturing process;
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

Additionally, the civil False Claims Act prohibits, among other things, knowingly presenting or causing the presentation of a false or fraudulent claim for payment to, or approval by, the U.S. government. In addition to actions initiated by the government itself, the statute authorizes actions to be brought on behalf of the federal government by a private party having knowledge of the alleged fraud. Because the complaint is initially filed under seal, the action may be pending for some time before the defendant is even aware of the action. If the government intervenes and is ultimately successful in obtaining redress in the matter, or if the plaintiff succeeds in obtaining redress without the government’s involvement, then the plaintiff will receive a percentage of the recovery. The federal government is using the False Claims Act, and the accompanying threat of significant liability, in its investigation and prosecution of life sciences companies throughout the country, for example, in connection with the promotion of products for unapproved uses and other sales and marketing practices. The government has obtained multi-million and multi-billion dollar settlements under the False Claims Act in addition to individual criminal convictions under applicable criminal statutes. Given the significant size of actual and potential settlements, it is expected that the government will continue to devote substantial resources to investigating healthcare providers’ and manufacturers’ compliance with applicable fraud and abuse laws.

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

Research and Development

We have committed, and expect to commit, significant resources to developing new technologies and products, improving product performance and reliability and reducing costs. We have assembled an experienced research and development team with the scientific, engineering, software and process talent that we believe is required to successfully grow our business. We are currently focused on several product candidates and enhancements utilizing our T2MR platform. We incurred research and development expenses of $23.7 million for the year ended December 31 2017, $24.0 million for the year ended December 31, 2016 and $25.4 million for the year ended December 31, 2015. Research and development expenses represented 41% of our total costs and expenses for the year ended December 31, 2017, 44% of our total costs and expenses for the year ended December 31, 2016 and 55% of our total costs and expenses for the year ended December 31, 2015. Major components of the research and development expenses were salaries and benefits, research-related facility and overhead costs, laboratory supplies, equipment and contract services.

We continuously seek to improve T2MR, including improvements in its technology and accessibility. As we make improvements, we anticipate we will make available new and improved generations of our diagnostic instruments and panels. Our technology developmental efforts are focused on applying T2MR to additional potential applications in the in vitro diagnostics area. We believe that technical advantage is important to sustain a competitive advantage, and therefore our research and development efforts are focused on the continued enhancement of our T2MR platform. We are dedicated to ongoing innovation to T2MR and expanding our pipeline of product candidates. Our goal is for T2MR to become a standard of care by providing technology that offers a rapid, sensitive and simple diagnostic alternative to existing methodologies for identifying sepsis, with a long-term objective of targeting the broader in vitro diagnostics market.

Employees

As of December 31, 2017, we had 161 full-time employees, of which 73 work in operations (which includes manufacturing, service and support, clinical and regulatory support, quality control and quality assurance), 40 in research and development, 21 in general and administrative and 27 in sales and marketing.

Facilities

Our corporate headquarters is located in Lexington, Massachusetts, where we currently lease approximately 31,300 square feet of office space, 20,500 square feet of laboratory space and 3,400 square feet of manufacturing space in various facilities. Our base rent, for leases at our corporate headquarters, is $2.1 million annually. We also lease approximately 7,600 square feet in Wilmington, Massachusetts for our manufacturing facility, for $0.1 million annually.

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

Risks Related to our Business and Strategy

We have identified conditions and events that raise substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

As of December 31, 2017, we had cash and cash equivalents of $41.8 million, which we believe that, together with the additional remaining liquidity remaining on our Term Loan with CRG, should be sufficient to fund our operating expenses through March 2019. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Pursuant to the requirements of Accounting Standards Codification (ASC) 205-40, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, and as a result of our financial condition and other factors described herein, there is substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern will depend on our ability to obtain additional funding, as to which no assurances can be given. Our future success depends on our ability to raise capital and/or execute our current operating plan. However, we cannot be certain that these initiatives or raising additional capital, whether through selling additional debt or equity securities or obtaining a line of credit or other loan, will be available to us or, if available, will be on terms acceptable to us. If we issue additional securities to raise funds, these securities may have rights, preferences, or privileges senior to those of our common stock, and our current shareholders may experience dilution. If we are unable to obtain funds when needed or on acceptable terms, we may be required to curtail our current development programs, cut operating costs, forego future development and other opportunities or even terminate our operations, which may involve seeking bankruptcy protection.

We have incurred significant losses since inception and expect to incur losses in the future. We cannot be certain that we will achieve or sustain profitability.

We have incurred significant losses since inception through December 31, 2017 and expect to incur losses in the future. Our accumulated deficit as of December 31, 2017 was $266.1 million and we incurred net losses of $62.4 million for the year ended December 31, 2017, and $54.8 million and $45.3 million for the years ended December 31, 2016 and 2015, respectively. We expect that our losses will continue for at least the next few years as we will be required to invest significant additional funds toward the continued development and commercialization of our technology. We also expect that our selling, general and administrative expenses will continue to increase due to the additional costs associated with growing our sales and marketing infrastructure, and obtaining regulatory clearance or approval for our products currently under development. Our ability to achieve or sustain profitability depends on numerous factors, many of which are beyond our control, including the market acceptance of our products and future product candidates, future product development, our ability to achieve marketing clearance from the FDA and international regulatory clearance for future product candidates, our ability to compete effectively against an increasing number of competitors and new products, and our market penetration and margins. We may never be able to generate sufficient revenue to achieve or sustain profitability.  As noted above, we and our auditors have identified conditions and events that raise doubt about our ability to continue as a going concern.

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

If T2MR, our T2Dx and T2Candida products or any of our other product candidates, including T2Bacteria, fail to achieve and sustain sufficient market acceptance, we will not generate expected revenue and our growth prospects, operating results and financial condition may be harmed.

The commercialization of T2MR, our T2Dx and T2Candida products and the future commercialization of our other product candidates, including T2Bacteria, in the United States and other jurisdictions in which we intend to pursue marketing clearance are key elements of our strategy. If we are not successful in conveying to hospitals that our current products and future product candidates provide equivalent or superior diagnostic information in a shorter period of time compared to existing technologies, or that these products and future product candidates improve patient outcomes or decrease healthcare costs, we may experience reluctance, or refusal, on the part of hospitals to order, and third-party payors to pay for performing a test in which our product is utilized. For example, the T2Candida Panel is labeled for the presumptive diagnosis of candidemia. The results of the web-based survey we conducted of decision makers involved with laboratory purchasing may not be indicative of the actual adoption of T2Candida. In addition, our expectations regarding cost savings from using our products may not be accurate.

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

Because we received FDA clearance to sell our initial sepsis products in the third quarter of 2014, we have limited experience marketing and selling our products. As of December 31, 2017, our direct sales organization, including marketing, consisted of 27 employees.  Our financial condition and operating results are highly dependent upon the sales and marketing efforts of our sales and marketing employees.  If our sales and marketing efforts fail to adequately promote, market and sell our products, our sales may not increase at levels that are in line with our forecasts.

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

Our sales cycle is lengthy and variable and we have a limited sales history, which makes it difficult for us to forecast revenue and other operating results.

Our sales process involves numerous interactions with multiple individuals within an organization and often includes in-depth analysis by potential customers of our products, performance of proof-of-principle studies, preparation of extensive documentation and a lengthy review process. As a result of these factors and the budget cycles of our potential customers, the time from initial contact with a potential customer to our receipt of a purchase order from such potential customer, varies significantly and can be up to 12 months or longer. Given the length and uncertainty of our anticipated sales cycle, we likely will experience fluctuations in our product sales on a period-to-period basis. Expected revenue streams are highly dependent on hospitals’ adoption of our consumables-based business model, and we cannot assure you that our potential hospital clients will follow a consistent purchasing pattern. Moreover, it is difficult for us to forecast our revenue as it is dependent upon our ability to convince the medical community of the clinical utility and economic benefits of our products and their potential advantages over existing diagnostic tests, the willingness of hospitals to utilize our products and the cost of our products to hospitals.  In addition, we started selling the T2Dx and T2Candida products in the fourth quarter of 2014 and have a limited sales history to rely on when forecasting revenue and other operating results.

We may not be able to gain and retain the ongoing support of leading hospitals and key thought leaders, or to continue the publication of the results of new clinical trials in peer-reviewed journals, which may make it difficult to establish T2MR as a standard of care and may limit our revenue growth and ability to achieve profitability.

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

We believe that the publication of scientific and medical results in peer-reviewed journals and presentation of data at leading conferences are critical to the broad adoption of T2MR. Publication in leading medical journals is subject to a peer-review process, and peer reviewers may not consider the results of studies involving T2MR sufficiently novel or worthy of publication.

If we are unable to successfully manage our growth, our business will be harmed.

During the past few years, we have significantly expanded our operations. We expect this expansion to continue to an even greater degree as we continue to commercialize our initial sepsis products, build a targeted sales force, and seek marketing clearance from the FDA and international regulatory bodies for our future product candidates. Our growth has placed, and will continue to place, a significant strain on our management, operating and financial systems and our sales, marketing and administrative resources. As a result of our growth, operating costs may escalate even faster than planned, and some of our internal systems and processes, including those relating to manufacturing our products, may need to be enhanced, updated or replaced. Additionally, our anticipated growth will increase demands placed on our suppliers, resulting in an increased need for us to manage our suppliers and monitor for quality assurance.  If we cannot effectively manage our expanding operations, manufacturing capacity and costs, including scaling to meet increased demand and properly managing suppliers, we may not be able to continue to grow or we may grow at a slower pace than expected and our business could be adversely affected.

Our future capital needs are uncertain, and we may need to raise additional funds in the future.

We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash requirements for at least the next 12 months from the date of issuance of these consolidated financial statements. However, we may need to raise substantial additional capital to:

•	expand our product offerings;
•	expand our sales and marketing infrastructure;
•	increase our manufacturing capacity;
•	fund our operations; and
•	continue our research and development activities.

Our future funding requirements will depend on many factors, including:

•	our ability to obtain marketing clearance from the FDA and international regulatory clearance to market our future product candidates;
•	market acceptance of our products and product candidates;
•	the cost and timing of establishing sales, marketing and distribution capabilities;
•	the cost of our research and development activities;
•	the ability of healthcare providers to obtain coverage and adequate reimbursement by third-party payors for procedures using our products and product candidates;
•	the cost and timing of marketing clearance or regulatory clearances;
•	the cost of goods associated with our products and product candidates;
•	the effect of competing technological and market developments; and
•	the extent to which we acquire or invest in businesses, products and technologies, including entering into licensing or collaboration arrangements for products or technology.

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

We market our initial sepsis products to the approximately 1,200 leading hospitals in the United States.  We are also targeting the top-tier hospitals in each of the European markets where we currently sell our products. We may not be successful in promoting adoption of our technologies in those targeted hospitals, which may make it difficult for us to achieve broader market acceptance of these products.

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

If treatment guidelines for sepsis change, or the standard of care evolves, we may need to redesign and seek new marketing clearance from the FDA for our products. For example, current treatment recommendations for Candida infections, including those published by the Infectious Diseases Society of America , call for identical treatment for two species of Candida, C. albicans and C. tropicalis , and identical treatment for two other species, C. glabrata and C. krusei . Although our T2Candida test is technically capable of distinguishing among these species, we have designed it based on current treatment guidelines and therefore it does not distinguish between two species if they are subject to the same recommended treatment. Our FDA clearance to market the T2Dx and T2Candida in the United States is also based on current treatment guidelines. If treatment guidelines change so that different treatments become desirable for the two species currently subject to the same recommended treatment, the clinical utility of our T2Candida test could be diminished and we could be required to seek marketing clearance from the FDA for a revised test that would distinguish between the two species.

Our ability to use net operating losses to offset future taxable income may be subject to certain limitations.

As of December 31, 2017, we had federal net operating loss carryforwards, or NOLs, to offset future taxable income of $229.1 million, which are available to offset future taxable income, if any, through 2037. Under Section 382 of the Internal Revenue Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its NOLs to offset future taxable income. We may have already experienced one or more ownership changes. Depending on the timing of any future utilization of our carryforwards, we may be limited as to the amount that can be utilized each year as a result of such previous ownership changes. In addition, future changes in our stock ownership, as well as other changes that may be outside of our control, could result in additional ownership changes under Section 382 of the Internal Revenue Code. Our NOLs may also be impaired under similar provisions of state law. We have recorded a full valuation allowance related to our NOLs and other deferred tax assets due to the uncertainty of the ultimate realization of the future benefits of those assets.

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

Our employees, independent contractors, principal investigators, consultants, commercial partners, distributors and vendors may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements.

We are exposed to the risk of fraud or other misconduct by our employees, independent contractors, principal investigators, consultants, commercial partners, distributors and vendors. Misconduct by these parties could include intentional, reckless or negligent failures to: comply with the regulations of the FDA and other similar foreign regulatory bodies; provide true, complete and accurate information to the FDA and other similar regulatory bodies; comply with manufacturing standards we have established; comply with healthcare fraud and abuse laws and regulations in the United States and similar foreign fraudulent misconduct laws; or report financial information or data accurately, or disclose unauthorized activities to us. These laws may impact, among other things, our activities with principal investigators and research subjects, as well as our sales, marketing and education programs. In particular, the promotion, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Such misconduct could also involve the improper use of information obtained in the course of clinical studies, which could result in regulatory sanctions and cause serious harm to our reputation. We currently have a code of conduct applicable to all of our employees, but it is not always possible to identify and deter employee misconduct, and our code of conduct and the other precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses, or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of civil, criminal and administrative penalties, damages, monetary fines, disgorgement, individual imprisonment, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations, any of which could adversely affect our ability to operate our business and our results of operations. Any of these actions or investigations could result in substantial costs to us, including legal fees, and divert the attention of management from operating our business.

We depend on our information technology systems, and any failure of these systems could harm our business.

We depend on information technology systems for significant elements of our operations, including the storage of data and retrieval of critical business information. We have installed, and expect to expand, a number of enterprise software systems that affect a broad range of business processes and functional areas, including systems handling human resources, financial controls and reporting, contract management, regulatory compliance, sales management and other infrastructure operations. These information technology systems may support a variety of functions, including laboratory operations, test validation, quality control, customer service support, billing and reimbursement, research and development activities and general administrative activities. Our clinical trial data is currently stored on a third party’s servers.

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

Our internal computer systems, or those used by our third-party research institution collaborators, vendors or other contractors or consultants, may fail or suffer security breaches.

Despite the implementation of security measures, our internal computer systems and those of our vendors and other contractors and consultants may be vulnerable to damage from computer viruses and unauthorized access. Although to our knowledge we have not experienced any such material system failure or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our business operations. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or systems, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development and commercialization of our product candidates could be delayed, which could adversely affect our business, results of operations and financial condition.

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

We received pre-market clearance for our T2Dx Instrument and T2Candida panel under the de novo application procedure in September 2014. From time to time, we may make modifications to these products that may require a new 510(k).  On September 8, 2017 the Company filed a 510(k) premarket submission for the T2Bacteria Panel with the FDA.

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

•

federal false claims laws, including the federal civil False Claims Act, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from or approval by a governmental payor program that are false or fraudulent;

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

•

the Physician Payments Sunshine Act under the Affordable Care Act, which requires manufacturers of drugs, devices, biologicals, and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program, with specific exceptions, to report annually to the CMS information related to payments and other transfers of value to physicians and teaching hospitals, and ownership and investment interests held by physicians and their immediate family members; and

•

state or foreign law equivalents of each of the above federal laws, such as anti-kickback and false claims laws, which may apply to items or services reimbursed by any third-party payor, including commercial insurers; state laws that require device companies to comply with the industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws that require manufacturers to report information related to payments and other transfers of value to physicians, hospitals and other healthcare providers or marketing expenditures; and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways, thus complicating compliance efforts.

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

The Affordable Care Act, enacted in March 2010, made changes that significantly impacted the pharmaceutical and medical device industries and clinical laboratories. Beginning in 2013, certain medical device manufacturers were to be required to pay a medical device excise tax in an amount equal to 2.3% of the price for which such manufacturer sells its medical devices. The excise tax applies to our T2Dx Instrument and T2Candida Panel, and we expect that it will apply to some or all of our product candidates.  The Consolidated Appropriations Act of 2016, signed into law on December 18, 2015, temporarily suspended the 2.3% medical device excise tax for a two-year period from January 1, 2016 through December 31, 2017. In early 2018, the implementation of this excise tax was once again temporarily suspended until January 1, 2020.

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

Other significant measures for our industry contained in the Affordable Care Act included coordination and promotion of research on comparative clinical effectiveness of different technologies and procedures; initiatives to revise Medicare payment methodologies, such as bundling of payments across the continuum of care by providers and physicians; and initiatives to promote quality indicators in payment methodologies. The Affordable Care Act also includes significant fraud and abuse measures, including required disclosures of certain financial arrangements with physician customers, lower thresholds for violations and increasing potential penalties for such violations. In addition, the Affordable Care Act established an Independent Payment Advisory Board, or IPAB, to reduce the per capita rate of growth in Medicare spending. The IPAB has broad discretion to propose policies to reduce healthcare expenditures, which may have a negative impact on payment rates for services, including our tests. The IPAB proposals may impact payments for clinical laboratory services that our diagnostics customers use our technology to deliver, and for hospital services beginning in 2020, and may indirectly reduce demand for our diagnostic products and product candidates. To the extent that the reimbursement amounts for sepsis decrease, it could adversely affect the market acceptance and hospital adoption of our technologies.

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

The current presidential administration and U.S. Congress has sought to modify, repeal, or otherwise invalidate all, or certain provisions of, the Affordable Care Act. Since taking office, President Trump has continued to support the repeal of all or portions of the Affordable Care Act. There is still uncertainty with respect to the impact President Trump’s administration and the U.S. Congress may have, if any, and any changes will likely take time to unfold, and could have an impact on coverage and reimbursement for healthcare items and services covered by plans that were authorized by the Affordable Care Act. However, we cannot predict the ultimate content, timing or effect of any healthcare reform legislation or the impact of potential legislation on us.

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

We rely on patent protection as well as trademark, copyright, trade secret protection and confidentiality agreements to protect the intellectual property rights related to our proprietary technologies. The strength of patents in our field involves complex legal and scientific questions. Uncertainty created by these questions means that our patents may provide only limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage. We own or exclusively license over 35 issued U.S. patents and over 15 pending U.S. patent applications, including provisional and non-provisional filings. We also own or license over 50 pending or granted counterpart applications worldwide. If we fail to protect our intellectual property, third parties may be able to compete more effectively against us and we may incur substantial litigation costs in our attempts to recover or restrict use of our intellectual property.

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

Our stock price has been and is likely to continue be volatile. The stock market in general has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, you may not be able to sell your common stock at or above the current market price. The market price for our common stock may be influenced by many factors, including:

•	actual or anticipated fluctuations in our financial condition and operating results;
•	announcements by us relating to the timing of regulatory clearance for our product candidates;
•	actual or anticipated changes in our growth rate relative to our competitors;
•	competition from existing products or new products that may emerge;
•	development of new technologies that may address our markets and may make our technology less attractive;
•	changes in physician, hospital or healthcare provider practices that may make our products or product candidates less useful;
•	announcements by us, our partners or our competitors of significant acquisitions, strategic partnerships, joint ventures, collaborations or capital commitments;
•	developments or disputes concerning patent applications, issued patents or other proprietary rights;
•	the recruitment or departure of key personnel;
•	failure to meet or exceed financial estimates and projections of the investment community or that we provide to the public;
•	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
•	variations in our financial results or those of companies that are perceived to be similar to us;
•	changes to reimbursement levels by commercial third-party payors and government payors, including Medicare, and any announcements relating to reimbursement levels;
•	general economic, industry and market conditions; and
•	the other factors described in this “Risk Factors” section.

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

We will continue to incur significant costs as a result of operating as a public company, and our management will continue to devote substantial time to compliance initiatives and corporate governance practices.

As a public company, and particularly after we are no longer an emerging growth company, we will continue to incur significant legal, accounting and other expenses. The Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of The NASDAQ Global Market and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel will need to continue to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will continue to increase our legal and financial compliance costs and will make some activities more time-consuming and costly.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, we are required to furnish a report by our management on our internal control over financial reporting. However, while we remain an emerging growth company, we are not required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we are engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting.  Identifying a material weaknesses, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

If securities or industry analysts do not publish research or reports about our business, or if they issue an adverse or misleading opinion regarding our stock, our stock price and trading volume could decline.

The trading market for our common stock is influenced by the research and reports that industry or securities analysts publish about us or our business. In the event any of the analysts who cover us issue an adverse or misleading opinion regarding us, our business model, our intellectual property or our stock performance, or if our regulatory clearance timelines, clinical trial results or operating results fail to meet the expectations of analysts, our stock price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

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

If we fail to maintain proper and effective internal controls, our ability to produce accurate and timely financial statements could be impaired, which could harm our operating results, our ability to operate our business and investors’ views of us.

We are required to comply with Section 404 of the Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, subject to certain exceptions. Section 404 of the Sarbanes-Oxley Act requires public companies to conduct an annual review and evaluation of their internal controls and to obtain attestations of the effectiveness of internal controls by independent auditors. However, as discussed in detail below, as an emerging growth company, we are not required to obtain an auditor attestation.

Under the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, issuers that qualify as “emerging growth companies” under the JOBS Act will not be required to provide an auditor’s attestation report on internal controls for so long as the issuer qualifies as an emerging growth company. We currently qualify as an emerging growth company under the JOBS Act, and we may choose not to provide an auditor’s attestation report on internal controls. However, if we cannot favorably assess the effectiveness of our internal control over financial reporting, or if we require an attestation report from our independent registered public accounting firm in the future and that firm is unable to provide an unqualified attestation report on the effectiveness of our internal controls over financial reporting, investor confidence and, in turn, our stock price could be materially adversely affected.

Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that will need to be evaluated frequently. Our failure to remediate our material weakness in internal controls and thereafter to maintain the effectiveness of our internal controls in accordance with the requirements of the Sarbanes-Oxley Act could have a material adverse effect on the tradability of our common stock, which in turn would negatively impact our business. We could lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on the price of our common stock. In addition, if our efforts to comply with new or changed laws, regulations, and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

Based on our assessment under the [COSO Internal Control-Integrated Framework], management believes that, as of December 31, 2017, our internal control over financial reporting was not effective, as described below in “Management’s Annual Report on Internal Control over Financial Reporting”.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTY

Our corporate headquarters is located in Lexington, Massachusetts, where we currently lease approximately 31,300 square feet of office space, 20,500 square feet of laboratory space and 3,400 square feet of manufacturing space. Our base rent, for leases at our corporate headquarters, is approximately $2.1 million annually. In addition, we lease approximately 7,600 square feet in Wilmington, Massachusetts for our manufacturing facility, under a lease that expires in 2018 for $0.1 million of base rent annually.

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

Year ended December 31, 2017	High	Low
First Quarter	$6.42	$4.95
Second Quarter	$5.40	$3.02
Third Quarter	$6.99	$2.50
Fourth Quarter	$4.86	$3.60

Year ended December 31, 2016	High	Low
First Quarter	$11.20	$7.45
Second Quarter	$11.30	$7.65
Third Quarter	$8.12	$4.92
Fourth Quarter	$7.46	$4.89

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

Stockholders

The last reported sale price of common stock on March 15, 2018 as reported on the NASDAQ Global Market was $6.38. As of March 15, 2018, there were 12 holders of record of our common stock.

Equity Compensation Plan Information

For information regarding securities authorized for issuance under equity compensation plans, see Part III “Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Issuer Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The following tables set forth, for the periods and as of the dates indicated, our selected financial data. The consolidated statement of operations data for the years ended December 31, 2017, 2016, and 2015 and consolidated balance sheet data as of December 31, 2017 and 2016 are derived from our audited financial statements in this Annual Report on Form 10-K. We have derived the consolidated statement of operations data for the year ended December 31, 2014 and 2013 and the consolidated balance sheet data as of December 31, 2015, 2014 and 2013 from our audited financial statements not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of our future results.

	Year ended
	December 31,
Consolidated Statement of Operations Data:	2017	2016	2015	2014	2013
	(in thousands)
Revenue:
Product revenue	$3,440	$1,747	$599	$—	$—
Research revenue	1,226	2,333	2,214	119	266
Total revenue	4,666	4,080	2,813	119	266
Costs and expenses:
Cost of product revenue	12,028	6,872	1,740	—	—
Research and development	23,733	24,009	25,362	19,782	14,936
Selling, general and administrative	22,757	24,077	19,094	11,018	5,022
Total costs and expenses	58,518	54,958	46,196	30,800	19,958
Loss from operations	(53,852)	(50,878)	(43,383)	(30,681)	(19,692)
Interest expense, net	(8,907)	(4,098)	(1,967)	(721)	(403)
Other income (expense), net	331	172	60	12	(515)
Net loss	(62,428)	(54,804)	(45,290)	(31,390)	(20,610)
Accretion of redeemable convertible preferred stock to redemption value	—	—	—	(4,570)	(6,908)
Net loss applicable to common stockholders	$(62,428)	$(54,804)	$(45,290)	$(35,960)	$(27,518)
Net loss per share applicable to common stockholders — basic and diluted	$(1.94)	$(2.11)	$(2.21)	$(4.15)	$(19.72)
Weighted-average number of common shares used in computing net loss per share applicable to common stockholders — basic and diluted (1)(2)(4)(6)(7)	32,131,512	26,015,751	20,501,748	8,674,931	1,395,562

	As of
	December 31,
Consolidated Balance Sheet Data:	2017	2016	2015	2014	2013
	(in thousands)
Cash and cash equivalents (1)(2)(3)(4)(5)(7)	$41,799	$73,488	$73,662	$73,849	$30,198
Total assets	54,861	89,568	86,825	78,978	31,837
Current liabilities(8)	51,197	9,885	12,253	5,179	4,060
Notes payable, net of current portion (3)(5)	1,008	39,504	26,121	20,809	3,333
Warrants to purchase redeemable securities (6)	—	—	—	—	1,225
Total liabilities	53,521	50,230	39,886	26,289	8,663
Redeemable convertible preferred stock (6)	—	—	—	—	112,813
Total stockholders’ equity (deficit) (6)	1,340	39,338	46,939	53,001	(89,543)

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
(3)

On July 11, 2014, December 30, 2014 and December 28, 2015, we received net proceeds of $9.7 million, $10.0 million and $10.0 million, respectively, from our loan and security agreement with Solar Capital, Ltd.

(4)	On September 21, 2016, we sold 6,055,341 shares of common stock at $6.56 per share to Canon U.S.A, Inc., for an aggregate cash purchase price of $39.7 million.
(5)

On December 30, 2016, we received net proceeds of $39.2 million from our term loan agreement with CRG Servicing LLC and used $28.0 million from the net proceeds to primarily repay the outstanding balance on our loan and security agreement with Solar Capital, Ltd.

(6)

In connection with the closing of our IPO on August 12, 2014, all warrants were net settled into shares of common stock and all shares of redeemable convertible preferred stock were converted into common stock.

(7)

On September 15, 2017, the Company sold 5,031,250 shares of its common stock in a CMPO at $4.00 per share, for an aggregate gross cash purchase price of $20.1 million, or proceeds of $18.8 million after underwriters discount and expenses

(8)

Current liabilities, as of December 31, 2017, includes a derivative liability of $2.2 million and $39.2 million of CRG debt that was classified as current based on the probability of violating a minimum liquidity covenant included in the debt agreement.

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

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Annual Report on Form 10-K are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K and are subject to a number of risks, uncertainties and assumptions described under the sections in this Annual Report on Form 10-K entitled “Item 1A.—Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K. These forward looking statements are subject to numerous risks, including, without limitation, the following:

•	our status as an early stage company;
•	our expectation to incur losses in the future;
•	the market acceptance of our T2MR technology;
•	our ability to timely and successfully develop and commercialize our existing products and future product candidates;
•	the length and variability of our anticipated sales cycle;
•	limited sales history;
•	our ability to gain the support of leading hospitals and key thought leaders and publish the results of our clinical trials in peer-reviewed journals;
•	our ability to successfully manage our growth;
•	our future capital needs and our ability to raise additional funds;
•	the performance of our diagnostics;
•	our ability to compete in the highly competitive diagnostics market;
•	our ability to obtain marketing clearance from the FDA or regulatory clearance for new product candidates in the United States or any other jurisdiction;
•	federal, state, and foreign regulatory requirements, including FDA regulation of our product candidates;
•	our ability to protect and enforce our intellectual property rights, including our trade secret-protected proprietary rights in T2MR;
•	our ability to recruit, train and retain key personnel;
•	our dependence on third parties;
•	our ability to continue as a going concern;
•	manufacturing and other product risks;
•	the impact of adoption of new accounting standards; and
•	the Tax Cuts and Jobs Act of 2017 (Tax Reform).

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

On September 22, 2014, we received market clearance from the FDA for our first two products, the T2Dx Instrument (the “T2Dx”) and the T2Candida Panel (“T2Candida”), which have the ability to rapidly identify the five clinically relevant species of Candida, a fungal pathogen known to cause sepsis. In the United States, we have built a direct sales force that is primarily targeting the top 1,200 hospitals with the highest concentration of patients at risk for sepsis-related infections. Outside of the United States, we have primarily partnered with distributors that target large hospitals in their respective markets. Four additional diagnostic applications in various stages of development are called T2Bacteria, T2Candida-auris, T2GNR and T2Lyme, which are focused on bacterial and fungal infections and Lyme disease, respectively. In late 2015, we initiated the collection of patient blood samples to support the clinical trial in the United States for T2Bacteria, and in early 2017, we initiated a multi-site clinical trial for T2Bacteria. The T2Bacteria Panel received authorization to affix a CE mark in July 2017 and is being commercially marketed in Europe and other countries that accept the CE mark. The multi-site clinical study was completed in the United States in August 2017. On September 8, 2017, we filed a 510(k) premarket submission with the FDA requesting market clearance to enable commercial launch of T2Bacteria for clinical use in the United States. T2 Bacteria is currently available in the United States for Research Use Only (RUO). We believe that we may receive a determination from the FDA on our application for the T2Bacteria possibly as early as the second quarter of 2018, although it may take longer for the FDA to reach a decision and there can be no assurance of such a determination within this timeframe or at all. We believe that T2Bacteria, if approved, may expand the number of high risk patients who could be candidates for testing with T2Bacteria. We expect that existing reimbursement codes will support our sepsis and Lyme disease products and product candidates, and that the anticipated economic savings associated with testing of hospital inpatients in the United States with our sepsis products will be realized directly by hospitals.

We believe our sepsis products, which include T2Candida and our product candidate, T2Bacteria, will redefine the standard of care in sepsis management while lowering healthcare costs by improving both the precision and the speed of detection of sepsis-causing pathogens. According to a study published in the Journal of Clinical Microbiology in 2010, targeted therapy for patients with bloodstream infections can be delayed up to 72 hours due to the wait time for blood culture results. In another study published in Clinical Infectious Diseases in 2012, the delayed administration of appropriate antifungal therapy was associated with higher mortality among patients with septic shock attributed to Candida infection and, on that basis, the study concluded that more rapid and accurate diagnostic techniques are needed. Due to the high mortality rate associated with Candida infections, physicians often will place patients on antifungal drugs while they await blood culture diagnostic results which generally take at least five days to generate a negative test result. Antifungal drugs are toxic and may result in side effects and can cost over $50 per day. T2Candida’s speed to result coupled with its superior sensitivity as compared to blood culture may help reduce the overuse of ineffective, or even unnecessary, antimicrobial therapy which may reduce side effects for patients, lower hospital costs and potentially counteract the growing resistance to antifungal therapy. The administration of inappropriate therapy is a driving force behind the spread of antimicrobial resistant pathogens, which the CDC recently called “one of our most serious health threats.” The T2Sepsis Solution refers to the approach of combining the standard of care for the management of sepsis patients with our products, including the T2Dx Instrument, or the T2Dx, T2Candida, and T2Bacteria, which is commercially available in Europe and other countries that accept the CE mark and available for research use only in the United States. The T2Sepsis Solution is designed to enable clinicians to potentially treat 90% of septic patients within the first twelve hours of developing the symptoms of disease. Currently, high risk patients are typically initially treated with broad spectrum antibiotic drugs that typically cover approximately 60% of patients with infections. Of the remaining 40% of patients, approximately 30% of the patients typically have a bacterial infection and 10% typically have Candida infections. T2Candida and our product candidate, T2Bacteria are designed to identify pathogens commonly not covered by broad spectrum antibiotic drugs, which we believe may enable physicians to effectively treat an additional 30% of patients with sepsis related infections beyond the 60% of patients covered by broad spectrum antibiotic drugs.

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

We have never been profitable and have incurred net losses in each year since inception. Our accumulated deficit at December 31, 2017 was $266.1 million. Substantially all of our net losses resulted from costs incurred in connection with our research and development programs and from selling, general and administrative costs associated with our operations. We have incurred significant commercialization expenses related to product sales, marketing, manufacturing and distribution of our FDA-cleared T2Dx and T2Candida. In addition, we will continue to incur significant costs and expenses as we continue to develop other product candidates, improve existing products and maintain, expand and protect our intellectual property portfolio. We may seek to fund our operations through public equity or private equity or debt financings, as well as other sources. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements if and when needed would have a negative impact on our business, results of operations and financial condition and our ability to develop, commercialize and drive adoption of the T2Dx, T2Candida, our product candidate, T2Bacteria, and future T2MR-based diagnostics.

Pursuant to the requirements of Accounting Standards Codification (ASC) 205-40, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, management must evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. This evaluation initially does not take into consideration the potential mitigating effect of management’s plans that have not been fully implemented as of the date the financial statements are issued. When substantial doubt exists under this methodology, management evaluates whether the mitigating effect of its plans sufficiently alleviates substantial doubt about the Company’s ability to continue as a going concern. The mitigating effect of management’s plans, however, is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that the financial statements are issued, and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued.

Management believes that its existing cash and cash equivalents at December 31, 2017, together with the remaining liquidity on the Term Loan Agreement with CRG, will be sufficient to allow the Company to fund its current operating plan through March 2019.  However, because certain elements of the Company’s operating plan are outside of the Company’s control, including the approval of the Company’s T2Bacteria Panel and receipt of certain development and regulatory milestone payments under the Company’s Co-Development agreements, they cannot be considered probable according to accounting standards.  Under ASC 205-40, the future receipt of potential funding from the Company’s Co-Development partners and other resources cannot be considered probable at this time because none of the plans are entirely within the Company’s control. In addition, the Company is required to maintain a minimum cash balance under its Term Loan Agreement with CRG (Note 6).

These conditions raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year after the date that the financial statements are issued. Management's plans to alleviate the conditions, should it be necessary, include raising additional funding, earning milestone payments pursuant the Company’s Co- Development agreements, delaying certain research projects and capital expenditures and eliminating certain future operating expenses in order to fund operations at reduced levels for the Company to continue as a going concern for a period of 12 months from the date the financial statements are issued.  Management has concluded the likelihood that its plan to obtain sufficient funding from one or more of these sources or adequately reduce expenditures will be successful, while reasonably possible, is less than probable.

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

We believe our sepsis products, which include T2Candida and our United States product candidate, T2Bacteria, will redefine the standard of care in sepsis management while lowering healthcare costs by improving both the precision and the speed of detection of sepsis-causing pathogens. According to a study published in the Journal of Clinical Microbiology in 2010, targeted therapy for patients with bloodstream infections can be delayed up to 72 hours due to the wait time for blood culture results. In another study published in Clinical Infectious Diseases in 2012, the delayed administration of appropriate antifungal therapy was associated with higher mortality among patients with septic shock attributed to Candida infection and, on that basis, the study concluded that more rapid and accurate diagnostic techniques are needed. Our pivotal clinical trial demonstrated that T2Candida can deliver actionable results in as few as three hours, with an average time to result during the trial of 4.2 hours, compared to the average time to result of one to six or more days typically required for blood-culture-based diagnostics, which we believe will potentially enable physicians to make treatment decisions and administer targeted treatment to patients in four to six hours versus 24 to 144 hours for blood culture. We believe that T2Bacteria will also deliver actionable results in similar timeframes because this diagnostic panel operates similarly to T2Candida and is designed to run on the same instrument as T2Candida.

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

Our T2Candida auris Panel

On September 6, 2017, we announced that the CDC has agreed to validate the T2Dx Instrument and the T2Cauris investigational use only panel in their laboratory for potentially testing and monitoring the emergence and outbreaks of the superbug Candida auris in hospitals around the country. Candida auris is a multi-drug resistant pathogen recognized by the CDC as a “serious global health threat” because it can be resistant to “all three major classes of antifungal drugs” and difficult to identify. The CDC has also reported that more than one in three patients with Candida auris infections have died. Unlike most other species of Candida, Candida auris can spread quickly in a hospital making rapid identification and hospital environment surveillance a critical component of containing these outbreaks. Existing laboratory methods that detect Candida auris, including blood culture, suffer from prolonged detection times and low accuracy, which exacerbates the challenge in the fight to contain the superbug. Recently, reported cases have surged internationally, and the CDC has reported a significant increase in infected patients in the United States. According to the European Centre for Disease Prevention and Control, hospital outbreaks have occurred in the United Kingdom and Spain. Because Candida auris can be resistant to most treatment options and can spread so quickly, these hospital outbreaks have been difficult to contain by even the most enhanced control measures. We are also conducting a study in Europe that has demonstrated the ability to detect Candida auris directly in patient blood specimens.

Our T2Bacteria Panel

We have also developed a product candidate named T2Bacteria, a multiplex diagnostic panel that detects five major bacterial pathogens associated with sepsis and, in conjunction with T2Candida and standard empiric therapy regimens, may enable the early, appropriate treatment of 90% of sepsis patients. T2Bacteria, which will also run on the T2Dx, is expected to address the same approximately 6.75 million symptomatic high-risk patients as T2Candida and also a new population of patients who are at increased risk for bacterial infections, including an additional two million patients presenting with symptoms of infection in the emergency room setting. The T2Bacteria Panel received authorization to affix a CE mark in July 2017 and is being commercially marketed in Europe and other countries that accept the CE mark.

On August 4, 2017 we completed a pivotal clinical study of the T2Bacteria® Panel, run on the T2Dx® Instrument (T2Dx), which is a qualitative T2 Magnetic Resonance (T2MR®) assay designed for the direct detection of bacterial species in EDTA human whole blood specimens from patients with suspected bacteremia. The T2Bacteria Panel is designed to identify five species of bacteria directly from human whole blood specimens: Enterococcus faecium, Escherichia coli, Klebsiella pneumoniae, Pseudomonas aeruginosa, and Staphylococcus aureus.  Outside of the United States, the CE marked T2Bacteria panel identifies all 5 of these species along with a 6th species, Acinetobacter Baumannii.

The performance characteristics of the T2Bacteria Panel were evaluated through a series of analytical studies as well as a multi-center clinical study. The clinical study evaluated the performance of the T2Bacteria Panel in comparison to the current standard of care, blood culture. All of the data generated in the analytical studies and the clinical study were submitted to the United States Food and Drug Administration, or FDA, in a 510(k) premarket submission on September 8, 2017.

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

T2Bacteria is currently available in the United States for RUO and is CE marked and available in Europe and other countries that accept the CE Mark.

Our Sepsis Solution

We believe our T2 Magnetic Resonance technology, or T2MR, delivers what no conventional technology currently available can: a rapid, sensitive and simple diagnostic platform to enable sepsis applications that can identify specific sepsis pathogens directly from an unpurified blood sample in hours instead of days at a level of accuracy equal to or better than blood culture-based diagnostics. The T2Sepsis Solution refers to the approach of combining the standard of care for the management of sepsis patients with our products, including the T2Dx Instrument, or the T2Dx, T2Candida, and T2Bacteria, which is commercially available in Europe and other countries that accept the CE mark and available for research use only in the United States. The T2Sepsis Solution is designed to enable clinicians to potentially treat 90% of septic patients within the first twelve hours of developing the symptoms of disease. Currently, high risk patients are typically initially treated with broad spectrum antibiotic drugs that typically cover approximately 60% of patients with infections. Of the remaining 40% of patients, approximately 30% of the patients have a bacterial infection and 10% have Candida infections. T2Candida and product candidate, T2Bacteria are designed to identify pathogens commonly not covered by broad spectrum antibiotic drugs, which we believe may enable physicians to effectively treat an additional 30% of septic patients beyond the 60% of patients covered by broad spectrum antibiotic drugs.

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

Product revenue is derived from the sale of our instruments and related consumable diagnostic tests, predominantly through our direct sales force in the United States, and distributors in geographic regions outside the United States. We do not offer product return or exchange rights

(other than those relating to defective goods under warranty) or price protection allowances to our customers, including our distributors. Payment terms granted to distributors are the same as those granted to end-user customers and payments are not dependent upon the distributors’ receipt of payment from their end-user customers. We recognize product revenue from the sale of our instruments as soon as all applicable revenue recognition criteria have been met. We expect to continue to place our instruments under reagent rental agreements, in hospitals, certain of which may include minimum commitments and/or an incremental charge on the purchase of our consumable diagnostic tests. Under this business model, we believe we will recover the cost of placing our instruments in hospitals through the margins realized from our consumable diagnostic tests. Our consumable diagnostic tests can only be used with our instruments, and accordingly, as the installed base of our instruments grows, we expect the following to occur:

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

Interest expense, net

Interest expense, net, consists primarily of interest expense on our notes payable, changes in fair value of our derivative liability and the amortization of deferred financing costs, partially offset by interest earned on our cash and cash equivalents.

Other income, net

Other income, net, consists of dividend and other investment income, government grant income and the gain or loss associated with the change in the fair value of our liability for warrants to purchase redeemable securities.

Results of Operations for the Years Ended December 31, 2017 and 2016

	Year ended
	December 31,
	2017	2016	Change
	(in thousands)
Revenue:
Product revenue	$3,440	$1,747	$1,693
Research revenue	1,226	2,333	(1,107)
Total revenue	4,666	4,080	586
Costs and expenses:
Cost of product revenue	12,028	6,872	5,156
Research and development	23,733	24,009	(276)
Selling, general and administrative	22,757	24,077	(1,320)
Total costs and expenses	58,518	54,958	3,560
Loss from operations	(53,852)	(50,878)	(2,974)
Interest expense, net	(8,907)	(4,098)	(4,809)
Other income, net	331	172	159
Net loss	$(62,428)	$(54,804)	$(7,624)

Product revenue

During the year ended December 31, 2017, product revenue totaled $3.4 million, compared to $1.7 million for the year ended December 31, 2016, an increase of $1.7 million. The increase was driven by higher comparable sales of T2Candida consumables and instruments of $1.0 million and $0.7 million, respectively.  Higher sales were the result of increased usage of diagnostic tests in the installed base and growth in our installed T2Dx Instrument base, as well as international sales of T2Dx Instruments.

Research revenue

We recorded research revenue totaling $1.2 million for the year ended December 31, 2017, compared to $2.3 million for the year ended December 31, 2016, a decrease of $1.1 million. The decrease is due to $1.5 million less revenue recognized under our Co-Development Agreement with Canon US Life Sciences and $0.5 million less revenue recognized for projects completed in 2016.  The decrease in revenue under our agreement with Canon US Life Sciences is related to differences in timing between work performed and achievement of milestones and related payments. Decreases in research revenue were partially offset by $0.9 million of revenue recognized under our Co-Development Agreement with Allergan Sales.

Cost of product revenue

During the year ended December 31, 2017, cost of product revenue associated with the sale of our T2Candida Panels and T2Dx Instruments to customers totaled $12.0 million, compared to $6.9 million for the year ended December 31, 2016, an increase of $5.2 million. Cost of product revenue includes a $2.6 million impairment charge related to T2-owned instruments and components.  During the fourth quarter of 2017, the Company received communication from the FDA that suggested the approval timeline could be longer than the company initially anticipated.  We assessed the recoverability of T2-owned instruments based on delayed T2Bacteria cash flows and recorded the impairment charge.  Other increases to the cost of product revenue include $0.4 million of depreciation related to T2 owned instruments, $0.6 million related to idle capacity, $1.1 million of costs related to increased sales of T2Dx instruments and $0.5 million of costs related to increase consumables sales.

Research and development expenses

Research and development expenses were $23.7 million for the year ended December 31, 2017, compared to $24.0 million for the year ended December 31, 2016, a decrease of approximately $0.3 million. The decrease was primarily due to idle capacity of $1.0 million, related to increased manufacturing production associated with consumables utilized in the T2Bacteria study, decreased pre-clinical expenses of $0.6 million and lower payroll and related expenses of $0.3 million.  The decreases in research and development expenses were partially offset by an increase in clinical trial related expenses of $0.9 million, and travel and related expenses of $0.3 million.  Increases in these areas were related to the T2Bacteria clinical trial.  Decreases in research and development expenses were further offset by a $0.4 million increase in facilities and related costs which include higher depreciation, lab related and engineering prototype expenses.

Selling, general and administrative expenses

Selling, general and administrative expenses were $22.8 million for the year ended December 31, 2017, compared to $24.1 million for the year ended December 31, 2016. The decrease of $1.3 million was due primarily to lower payroll and related expenses of approximately $1.6 million, due to attrition, and decreased travel expenses of $0.3 million related to headcount reductions. The decreases in selling, general and administrative expenses were partially offset by increased outside services expenditures of $0.3 million and increased facility and other selling, general and administrative expenses of $0.4 million.

Interest expense, net

Interest expense, net, was $8.9 million for the year ended December 31, 2017, compared to $4.1 million for the year ended December 31, 2016. Interest expense, net, increased by $4.8 million due to $2.6 million higher non-cash interest and $2.2 million related to the change in fair value the derivative liability related to the CRG Term Loan Agreement.

Other income, net

Other income, net, was $0.3 million of net income for the year ended December 31, 2017, compared to $0.2 million of net income for the year ended December 31, 2016. Other income, net, increased $0.1 million due primarily to increased dividend and other investment income.

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

Product revenue

During the year ended December 31, 2016, product revenue totaled $1.7 million, compared to $0.6 million for the year ended December 31, 2015, an increase of $1.1 million. The increase was driven by an increase in sales volume of our products, primarily the sale of T2Candida consumable diagnostic tests, driven from increased usage of consumable diagnostic tests in the installed base and growth in our installed T2Dx Instrument base, as well as international sales of the T2Dx Instruments, which was 14% of product revenue.

Research revenue

We recorded research revenue totaling $2.3 million for the year ended December 31, 2016, compared to $2.2 million for the year ended December 31, 2015, an increase of $0.1 million. The increase was driven by from activities performed pursuant to the research and development agreement with Canon US Life Sciences, partially offset by decreased revenue from research and development agreements utilizing T2MR technology with other third parties.

Cost of product revenue

During the year ended December 31, 2016, cost of product revenue associated with the sale of our T2Candida Panels and T2Dx Instruments to customers totaled $6.9 million, compared to $1.7 million for the year ended December 31, 2015, an increase of $5.1 million. The increase was due to continued expansion of manufacturing activities. Cost of product revenue for the year ended December 31, 2016 also included $2.4 million of cost to provide maintenance and technical support services to customers, approximately $1.3 million of costs not allocable to inventory, and $0.6 million of depreciation related to the T2Dx Instruments placed at customer locations pursuant to reagent rental agreements, as compared to $0.8 million, $0.1 million, and $0.1 million, respectively, for the year ended December 31, 2015.

Research and development expenses

Research and development expenses were $24.0 million for the year ended December 31, 2016, compared to $25.4 million for the year ended December 31, 2015, a decrease of approximately $1.4 million. The decrease was primarily due to decreased payroll, payroll-related and subcontracted research and development expenses of $1.1 million, lower prototype development expenses of $0.4 million, lower travel costs of $0.1 million, and decreased other research and development costs of $0.8 million, which includes lower consulting, facility and lab expenses. Partially offsetting the decrease was an increase of $1.0 million in clinical expenses, primarily related to the T2Bacteria clinical trial.

Selling, general and administrative expenses

Selling, general and administrative expenses were $24.1 million for the year ended December 31, 2016, compared to $19.1 million for the year ended December 31, 2015. The increase of approximately $5.0 million was due primarily to increased payroll and related expenses of $3.4 million as we expanded our sales personnel, including $0.6 million of increased stock compensation expense, increased consulting, audit, public relations and patent fees of $0.8 million, increased travel expenses of $0.5 million related to increased sales personnel, increased other selling, general and administrative expenses of $0.2 million, and increased marketing program expenditures of $0.1 million.

Interest expense, net

Interest expense, net, was $4.1 million for the year ended December 31, 2016, compared to $2.0 million for the year ended December 31, 2015. Interest expense, net, increased by $2.1 million due to higher borrowing levels on our notes payable and a $0.9 million loss on extinguishment of debt resulting from our debt refinancing during the fourth quarter of 2016.

Other income, net

Other income, net, was $0.2 million for the year ended December 31, 2016, compared to $0.1 for the year ended December 31, 2015. Other income, net, increased $0.1 million due primarily to increased dividend and other investment income.

Liquidity and Capital Resources

We have incurred losses and cumulative negative cash flows from operations since our inception, and as of December 31, 2017, we had an accumulated deficit of $266.1 million.  Having obtained clearance from the FDA and a CE mark in Europe to market the T2Dx and T2Candida, the Company has incurred significant commercialization expenses related to product sales, marketing, manufacturing and distribution. In addition, the Company anticipates costs and expenses may increase as the Company continues to develop other product candidates, improve existing products and maintain, expand and protect its intellectual property portfolio. The Company may seek to fund its operations through public equity or private equity or debt financings, as well as other sources. However, the Company may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. The Company’s failure to raise capital or enter into such other arrangements if and when needed would have a negative impact on the Company’s business, results of operations and financial condition and the Company’s ability to develop and commercialize T2Dx, T2Candida, T2Bacteria, and other product candidates.

Historically, the Company has funded its operations primarily through its August 2014 initial public offering, its December 2015 confidentially marketed public offering (“CMPO”), its September 2016 private investment in public equity (“PIPE”) financing, its September 2017 CMPO, private placements of redeemable convertible preferred stock and debt financing arrangements.

Plan of operations and future funding requirements

As of December 31, 2017 we had cash and cash equivalents of $41.8 million. Currently, our funds are primarily held in money market funds invested in U.S. government agency securities. Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, costs related to our products, clinical trials, laboratory and related supplies, supplies and materials used in manufacturing, legal and other regulatory expenses and general overhead costs.

Until such time as we can generate substantial product revenue, we expect to finance our cash needs, beyond what is currently available or on hand, through a combination of equity offerings, debt financings and revenue from existing and potential research and development and other collaboration agreements. If we raise additional funds in the future, we may need to relinquish valuable rights to our technologies, future revenue streams or grant licenses on terms that may not be favorable to us.

Going Concern

Our ability to continue operations after December 31, 2018 will depend on our ability to obtain additional funding, as to which no assurances can be given. These conditions raise substantial doubt about our ability to continue as a going concern. There can be no assurance that any financing by us can be realized, or if realized, what the terms of any such financing may be, or that any amount that we are able to raise will be adequate.

Management believes that the existing cash and cash equivalents at December 31, 2017, together with the additional remaining liquidity on our Term Loan Agreement of up to an additional $10.0 million, will be sufficient to fund our current operating plan through March 2019. The borrowing on the Term Loan Agreement is available at any time through September 27, 2018, and is subject to certain conditions including that we receive 510(k) clearance for the marketing of T2BacteriaTM by the FDA by June 30, 2018. Should our current operating plan not materialize Management's plans include raising additional funding, earning milestone payments pursuant the Company’s Co- Development agreements, delaying certain research projects and capital expenditures and eliminating certain future operating expenses in order to fund operations at reduced levels for the Company to continue as a going concern for a period of 12 months from the date the financial statements are issued.  Management has concluded the likelihood that its plan to obtain sufficient funding from one or more of these sources or adequately reduce expenditures will be successful, while reasonably possible, is less than probable. The Term Loan Agreement also requires us to achieve certain annual revenue targets, whereby we are required to pay double the amount of any shortfall as an acceleration of principal payments, and maintain a minimum liquidity amount.  Should we fall short of the revenue target we would seek a waiver of this provision. There can be no assurances that we would be successful in obtaining a waiver.

Cash flows

The following is a summary of cash flows for each of the periods set forth below:

	Year ended
	December 31,
	2017	2016	2015
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(47,718)	$(46,442)	$(37,465)
Investing activities	(2,476)	(5,487)	(7,894)
Financing activities	18,505	51,755	45,172
Net (decrease) increase in cash and cash equivalents	$(31,689)	$(174)	$(187)

Net cash used in operating activities

Net cash used in operating activities was $47.7 million for the year ended December 31, 2017, and consisted primarily of a net loss of $60.6 million adjusted for non-cash items including depreciation and amortization expense of $2.9 million, stock-based compensation expense of $4.8 million, non-cash interest expense of $2.7 million, change in fair value of a derivative instrument of $2.2 million and an impairment charge of $2.6 million, partially offset by deferred rent of $0.1 million and a net change in operating assets and liabilities of $0.1 million. The net change in operating assets and liabilities was primarily driven by a $0.7 million increase in deferred revenue, $0.3 million decrease in accounts payable, $0.1 increase in accounts receivable and $0.1 million increase in inventory, offset by an increase of $0.7 million in accrued expenses and other liabilities.

Net cash used in operating activities was $46.4 million for the year ended December 31, 2016, and consisted primarily of a net loss of $54.8 million adjusted for non-cash items including depreciation and amortization expense of $2.3 million, stock-based compensation expense of $4.8 million, a net change in operating assets and liabilities of $0.8 million, non-cash interest expense of $0.6 million and non-cash charge on extinguishment of debt of $0.1 million, partially offset by deferred rent of $0.3 million. The net change in operating assets and liabilities was primarily driven by a $0.3 million increase in deferred revenue and an increase of $0.5 million in accounts payable and accrued expenses related to growth in the business.

Net cash used in operating activities was $37.5 million for the year ended December 31, 2015, and consisted primarily of a net loss of $45.3 million adjusted for non-cash items including depreciation and amortization expense of $1.5 million, stock-based compensation expense of $4.2 million and non-cash interest expense of $0.4 million, partially offset by a net change in operating assets and liabilities of $2.0 million and deferred rent of $0.1 million. The net change in operating assets and liabilities was primarily driven by a $2.1 million increase in deferred revenue resulting from payment from our Co-Development Agreement with Canon US Life Sciences, an increase of $0.4 million in accounts payable and accrued expenses related to growth in the business, partially offset by purchases of inventory of $0.6 million and increased accounts receivable of $0.2 million related to research and product revenue.

Net cash used in investing activities

Net cash used in investing activities was $2.5 million for the year ended December 31, 2017, and consisted of $2.5 million of purchases of property and equipment, including $1.8 million of costs to purchase materials and manufacture T2 owned instruments and components and $0.7 million of purchases of lab equipment, manufacturing equipment and other property and equipment.

Net cash used in investing activities was $5.5 million for the year ended December 31, 2016, and consisted of $5.5 million of purchases of property and equipment, including $4.2 million of costs to purchase materials and manufacture T2 owned instruments and components and $1.3 million of purchases of lab equipment, manufacturing equipment and other property and equipment.

Net cash used in investing activities was $7.9 million for the year ended December 31, 2015, and consisted of $8.0 million of purchases of property and equipment, including $4.4 million of costs to purchase materials and manufacture T2 owned instruments and components, $2.6 million of leasehold improvements and $1.0 million of purchases of lab equipment, manufacturing equipment and other property and equipment. Partially offsetting these outflows was $0.1 million of proceeds from restricted cash accounts related to an operating lease agreement.

Net cash provided by financing activities

Net cash provided by financing activities was $18.5 million for the year ended December 31, 2017, and consisted of $18.6 million of net proceeds from our September 15, 2017 Confidentially Marketed Public Offering (“CMPO”), in which we sold 5,031,250 shares of common stock at the closing price of $4.00 per share and $1.1 million of proceeds from the exercise of stock options and sale of common stock under our 2014 Employee Stock Purchase Plan.  Partially offsetting these sources of cash were $1.2 million of repayments of notes payable.

Net cash provided by financing activities was $51.8 million for the year ended December 31, 2016, and consisted of $39.7 million of net proceeds from our September 21, 2016 PIPE financing with Canon, in which we sold 6,055,341 shares of common stock at the closing price of $6.56 per share, $39.2 million of net proceeds from our December 30, 2016 term loan agreement with CRG Servicing LLC, $4.6 million of proceeds under the Facility with Essex, and $1.0 million of proceeds from the exercise of stock options and sale of common stock under our 2014 Employee Stock Purchase Plan. Partially offsetting these sources of cash were $32.4 million of repayments of notes payable and $0.4 million of payments of issuance costs from our December 2015 secondary offering.

Net cash provided by financing activities was $45.2 million for the year ended December 31, 2015, and consisted of $33.7 million of proceeds from the sale of common stock in a public offering, $10.0 million of proceeds from borrowing from our loan agreement with Solar Capital, Ltd., $1.8 million of proceeds from the issuance of common stock from our stock incentive plans, partially offset by repayments of notes payable of $0.3 million.

Borrowing Arrangements

Term Loan Agreement

In December 2016, the Company entered into a Term Loan Agreement (the “Term Loan Agreement”) with CRG Servicing LLC (“CRG”). The Company initially borrowed $40.0 million pursuant to the Term Loan Agreement and may borrow up to an additional $10.0 million at any time through and including July 27, 2018, provided that, among other conditions, the Company receives 510(k) clearance for the marketing of T2BacteriaTM by the U.S. Food and Drug Administration (“FDA”) on or before April 30, 2018 (the “Approval Milestone”). The Term Loan Agreement has a six-year term with three years (through December 30, 2019) of interest-only payments, which period shall be extended to four years (through December 30, 2020) if the Company achieves the Approval Milestone, after which quarterly principal and interest payments will be due through the December 30, 2022 maturity date. Interest on the amounts borrowed under the Term Loan Agreement accrues at an annual fixed rate of (a) prior to the Approval Milestone, 12.50%, 4.0% of which may be deferred during the interest-only period by adding such amount to the aggregate principal loan amount and (b) following the Approval Milestone, 11.50%, 3.5% of which may be deferred during the interest-only period by adding such amount to the aggregate principal loan amount. In addition, if the Company achieves certain financial performance metrics, the loan will convert to interest-only until the December 30, 2022 maturity, at which time all unpaid principal and accrued unpaid interest will be due and payable. The Company is required to pay CRG a financing fee based on the loan principal amount drawn. The Company is also required to pay a final payment fee of 8% of the principal outstanding upon repayment. In March 2018 the Term Loan Agreement was amended to extend the Approval Milestone to June 30, 2018, the additional $10.0 million funding through September 27, 2018 and reduce the fiscal year 2018 revenue target to $7.0 million.

The Company may prepay all or a portion of the outstanding principal and accrued unpaid interest under the Term Loan Agreement at any time upon prior notice subject to a certain prepayment fee during the first five years of the term and no prepayment fee thereafter. As security for its obligations under the Term Loan Agreement the Company entered into a security agreement with CRG whereby the Company granted a lien on substantially all of its assets, including intellectual property. The Loan Agreement also contains customary affirmative and negative covenants for a credit facility of this size and type. The Loan Agreement also requires the Company to achieve certain revenue targets, whereby the Company is required to pay double the amount of any shortfall as an acceleration of principal payments, and maintain a minimum liquidity amount. The Loan Agreement includes customary events of default that could result in the acceleration of the obligations under the Loan Agreement. Under certain circumstances, a default interest rate of an additional 4.00% per annum will apply at the election of CRG on all outstanding obligations during the occurrence and continuance of an event of default.  The Term Loan Agreement is classified as a current liability on the balance sheet at December 31, 2017, based on the Company’s consideration of the probability of violating a minimum liquidity covenant included in the Term Loan Agreement.  On December 18, 2017, the Term Loan Agreement was amended and the 2017 minimum revenue target was reduced to $3.0 million from $5.0 million.

The Company assessed the terms and features, including the interest-only period dependent on the achievement of the Approval Milestone by April 30, 2018, and acceleration of the obligations under the Loan Agreement under an event of default, of the Term Loan Agreement in order to identify any potential embedded features that would require bifurcation. In addition, under certain circumstances, a default interest rate of an additional 4.0% per annum will apply at the election of CRG on all outstanding obligations during the occurrence and continuance of an event of default. The Company concluded that these features are not clearly and closely related to the host instrument, and represent a single compound derivative and is required to be re-measured at fair value on a quarterly basis.

During the fourth quarter of 2017, the Company received communication from the FDA that suggested the approval timeline of T2Bacteria would be longer than the Company initially anticipated. The delay resulted in an increase in the probability of not achieving the Approval Milestone by April 30, 2018, as well an increase in the probability of the payment of contingent interest in future periods, based on the contractual payments requirements that exist as of December 31, 2017. As such, in the fourth quarter, the Company recorded a derivative liability related to the Company’s debt agreement with CRG of $2.2 million.

In December 2016, pursuant to the Term Loan Agreement, the Company made an initial draw of $39.2 million, net of financing fees. The Company used approximately $28.0 million of the initial proceeds to repay approximately $27.5 million of outstanding debt pursuant to the Loan and Security Agreement and to repay approximately $0.5 million of outstanding debt pursuant to the Promissory Note. Upon the repayment of all amounts owed by the Company under these agreements, all commitments were terminated and all security interests granted by the Company were released. The Company intends to retain the remainder of the initial net proceeds of approximately $11.2 million for general corporate purposes and working capital. As of December 31, 2017, we were in compliance with all covenants.

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

Contractual Obligations and Contingent Liabilities

The following summarizes our significant contractual obligations as of the date of issuance of this annual report on Form 10-K:

	Payments Due by Fiscal Year Ended December 31,
	Total	2018	2019-2020	2021-2022	Thereafter
	(in thousands)
Operating leases (1)	$8,449	$2,173	$4,350	$1,926	$—
Notes payable (2)(3)(4)	68,322	67,266	1,056	-	—
Total obligations	$76,771	$69,439	$5,406	$1,926	$—

(1)

Represents the leases of approximately 62,800 square feet for office, laboratory and manufacturing space in Lexington and Wilmington, Massachusetts under noncancelable operating leases, which includes the lease amendment entered into on March 7, 2017 for office and laboratory space at our headquarters in Lexington, MA.

(2)

Represents borrowing under our Term Loan Agreement, which currently bears interest at an annual rate of 12.5% and has principal repayment dates through September 2022, and our Credit Facility, which has principal repayment dates through May 2019. The balance for these debt instruments includes estimated interest payment obligations.

(3)	This does not include prepayment penalties.
(4)

The Term Loan Agreement with CRG is classified as a current liability on the balance sheet at December 31, 2017, based on the Company’s consideration of the probability of violating a minimum liquidity covenant included in the Term Loan Agreement.  The contractual terms of the agreement require payments of $3.5 million, $13.4 million and $48.6 million during the years ended December 31, 2018, 2019-2020 and 2021-2022, respectively.

Contingent Liabilities and Commitments, Including Tax Matters

We have net deferred tax assets of $77.7 million as of December 31, 2017, which have been fully offset by a valuation allowance due to uncertainties surrounding our ability to realize these tax benefits. The deferred tax assets are primarily composed of federal net operating loss (“NOL”), tax carryforwards and research and development tax credit carryforwards. As of December 31, 2017, we had federal NOL carryforwards of $229.1 million available to reduce future taxable income, if any. These federal NOL carryforwards are available to offset future taxable income, if any, through 2037. In general, if we experience, or have experienced, a greater than 50% aggregate change in ownership of certain significant stockholders over a three-year period, or a Section 382 ownership change, utilization of our pre-change NOL carryforwards are subject to an annual limitation under Section 382 of the Internal Revenue Code of 1986, as amended. Such limitations may result in expiration of a portion of the NOL carryforwards before utilization and may be substantial. If we experience a Section 382 ownership change in connection as a result of future changes in our stock ownership, some of which changes are outside of our control, the tax benefits related to the NOL carryforwards may be limited or lost. We have not conducted an assessment to determine whether there may have been a Section 382 or 383 ownership change.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules.

Critical Accounting Policies and Significant Judgements

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

We warrant that consumable diagnostic tests will be free from defects, when handled according product specifications, for the stated life of the product. To fulfill valid warranty claims, we provide replacement product. Accordingly, we accrue warranty costs associated with the estimated defect rates of the consumable diagnostic tests.

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

Inventories

Inventories are stated at the lower of cost or net realizable value. The Company determines the cost of its inventories, which includes amounts related to materials, direct labor, and manufacturing overhead, on a first-in, first-out basis. We perform an assessment of the recoverability of capitalized inventory during each reporting period, and writes down any excess and obsolete inventories to their realizable value in the period in which the impairment is first identified. Shipping and handling costs incurred for inventory purchases are capitalized and recorded upon sale in cost of product revenues in the consolidated statements of operations and comprehensive loss or are included in the value of T2-owned instruments and components, a component of property and equipment, net, and depreciated.

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

Income Taxes

During 2017 we recorded no income tax benefit due to the full valuation allowance recorded against the Company’s deferred tax assets.  The Tax Cuts and Jobs Act reduced the federal tax rate from 35% to 21% and we re-measured certain deferred tax assets and liabilities based on the rates at which they are anticipated to reverse in the future.  The provisional amount recorded related to the re-measurement of our deferred tax balance was a tax expense of $32.9 million which was offset by an adjustment to the valuation allowance against our deferred taxes of $32.9 million.

During 2016 and 2015 we recorded no income tax benefit due to the full valuation allowance recorded against the Company’s deferred tax assets.

Impairment of Long Lived Assets

We review long‑lived assets, including capitalized T2 owned instruments and components, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If indications of impairment exist, projected future undiscounted cash flows associated with the asset or asset group are compared to the carrying amount to determine whether the asset’s value is recoverable.  During this review, we reevaluate the significant assumptions used in determining the original cost and estimated lives of long‑lived assets. Although the assumptions may vary from asset to asset, they generally include operating results, changes in the use of the asset, cash flows and other indicators of value. Management then determines whether the remaining useful life continues to be appropriate or whether there has been an impairment of long‑lived assets based primarily upon whether expected future undiscounted cash flows are sufficient to support the assets’ recovery. If impairment exists, we would adjust the carrying value of the asset to fair value, generally determined by a discounted cash flow analysis.  If the carrying value of the asset exceeds such projected undiscounted cash flows, the asset will be written down to its estimated fair value.  We recorded an impairment expense of $2.6 million during the year ended December 31, 2017.

Fair Value of Derivative

Our Term Loan Agreement with CRG contains certain provisions that change the underlying cash flows of the instrument, including an interest-only period dependent on the achievement of the Approval Milestone by April 30, 2018, and acceleration of the obligations under the Loan Agreement under an event of default. In addition, under certain circumstances, a default interest rate of an additional 4.0% per annum will apply at the election of CRG on all outstanding obligations during the occurrence and continuance of an event of default. We concluded that these features are not clearly and closely related to the host instrument, and represent a single compound derivative and is required to be re-measured at fair value on a quarterly basis.

During the fourth quarter of 2017, we received communication from the FDA that suggested the approval timeline of T2Bacteria might be longer than we initially anticipated. The delay resulted in an increase in the probability of not achieving the Approval Milestone by April 30, 2018, as well an increase in the probability of the payment of contingent interest in future periods, based on the contractual payments requirements that exist as of December 31, 2017. As such, in the fourth quarter, we recorded a derivative liability related to the Company’s debt agreement with CRG of $2.2 million. The estimated fair value of the derivative liability was determined using a probability-weighted discounted cash flow model that includes principal and interest payments under the following scenarios: FDA approval by April 30, 2017 (40%), FDA approval after April 30, 2017 (20%) and no FDA approval (40%). Should our assessment of these probabilities change, including amendments of projected revenue targets, there could be a change to the fair value of the derivative liability.

Recent Accounting Standards

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies and adopted by us as of the specified effective date. Unless otherwise discussed we believe that the impact of recently issued standards that are not yet effective will not have a material impact on our financial position or results of operations upon adoption.

Accounting Standards Adopted

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory (“ASU 2015-11”). The standard simplifies the subsequent measurement of inventory by requiring inventory to be measured at the lower of cost and net realizable value for entities using the first-in-first out method of valuing inventory. ASU 2015-11 eliminates other measures required by current guidance to determine net realizable value. ASU 2015-11 is effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years and early adoption is permitted. The Company’s adoption of this standard did not have a material effect on its consolidated financial statements.

In March 2016, the FASB released ASU No. 2016-09 Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”) which is intended to simplify income tax accounting for excess tax benefits, accounting for forfeitures, and employer statutory withholding. Under the current guidance, excess tax benefits that result from an award vesting or settling are recognized in additional paid-in capital in the period that they reduce cash taxes payable. This requires the provision to be computed on a with and without option basis and may result in net operating loss and credit carryforwards on the balance sheet being less than what is available on the tax return. Under the new guidance, the income tax effects of awards will be recognized as a component of income tax expense when the awards vest or are settled (regardless if cash taxes are reduced). For interim reporting purposes, companies will account for excess tax benefits and tax deficiencies as discrete items in the period during which they occurred. The guidance is effective for public entities for fiscal years beginning after December 15, 2016, and interim periods within those years. Early adoption is permitted, however all of the guidance included in the update must be applied when adopted. The Company must use a modified retrospective transition method for adopting and record the cumulative effect of all unrecognized benefits and any change in valuation allowances at the end of the prior tax period as an adjustment to retained earnings. The Company’s adoption of this standard did not have a material effect on its consolidated financial statements and prior periods have not been adjusted. As a result, the Company established a net operating loss deferred tax asset of $1.2 million to account for prior period excess tax benefits through retained earnings, however an offsetting valuation allowance of $1.2 million will also be established through retained earnings because it is not more likely than not that the deferred tax asset will be realized due to historical and expected future losses, such that there is no impact on the Company’s consolidated financial statements. The Company also elected to maintain the use of estimated forfeitures in the calculation of stock based compensation.

In March 2016, the FASB issued ASU No. 2016-06, Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments (“ASU 2016-06”), which applies to all issuers of or investors in debt instruments with embedded call or put options. ASU 2016-06 clarifies the requirements for assessing whether contingent call or put options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. Entities performing the assessment under the guidance of ASU 2016-06 are required to assess the embedded call or put options solely in accordance with the four-step decision process. In addition, ASU 2016-06 clarifies what steps are required when assessing whether the economic characteristics and risks of call or put options are clearly and closely related to the economic characteristics and risks of their debt hosts. ASU 2016-06 is effective for financial statements issued for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years using the modified retrospective method for existing debt instruments. The Company’s adoption of this standard did not have a material effect on its consolidated financial statements.

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

In June 2014, the FASB issued amended guidance, ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which is applicable to revenue recognition that will be effective for the Company for the year ending December 31, 2018, as a result of the deferral of the effective date adopted by the FASB in July 2015. The new guidance must be adopted using either a full retrospective approach for all periods presented or a modified retrospective approach. Early adoption prior to the original adoption date (annual reporting periods beginning after December 15, 2016) of ASU 2014-09 is not permitted. The new guidance applies a more principles-based approach to revenue recognition. The Company will adopt the new standard, effective January 1, 2018, under the modified retrospective method.

The Company established an implementation team to assess the potential impacts of the new standard and prepare for adoption.  The implementation team has reviewed current accounting policies and practices and identified potential differences resulting from the application of the new standard. Findings and progress of the project have been regularly communicated to the Audit Committee and senior management.

The qualitative assessment of the standard provided below are estimates of the expected effects of the adoption of ASC 606. This represents our best estimate of the effects of adopting ASC 606 at the time of the preparation of this Annual Report on Form 10-K. The actual impact of ASC 606 is subject to change from these estimates and such change may be significant, pending the completion of our assessment in the first quarter of 2018.

The implementation team is in the process of completing an analysis of our revenue generating arrangements, including direct sales of instruments and consumables, sales of instruments and consumables to distributors, reagent rental agreements and research agreements. A detailed policy for each revenue stream has been drafted.  The Company is in the process of implementing appropriate changes to controls, processes, and systems to support recognition and disclosure under the new standard. In addition, the Company continues to monitor changes, modifications, clarifications or interpretations, which may impact the results of adoption, undertaken by the FASB.

The impact of adopting the new standard is not expected to be material to 2017 and 2016 revenue. The most significant impacts of the new standard, upon adoption, are expected to be around the timing of revenue recognition.  Specifically, under the new standard:

•

Consideration allocated to the instrument in a direct sale will be recognized upon shipment and consideration allocated to installation will be recognized upon installation.  Currently, revenue recognition for both obligations occurs upon installation.

•

Revenue recognition on sales to distributors may be accelerated based on management’s judgement regarding use of the sell-in or sell-through method.  Currently, the Company recognizes revenue with new distributors based on the sell-through method, which requires deferral of revenue until product is sold to an end customer.

The Company does not expect the adoption of the new standard to a have material impact on our consolidated balance sheet. The Company does expect significant changes to its financial statement disclosures.

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

We are exposed to market risk related to changes in interest rates. As of December 31, 2017, we had cash and cash equivalents of $41.8 million held primarily in money market funds consisting of U.S. government agency securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term securities. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate one percent change in interest rates would not have a material effect on the fair market value of our portfolio. As of December 31, 2017, we had no outstanding debt exposed to variable interest rates.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Stockholders and the Board of Directors of T2 Biosystems, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of T2 Biosystems, Inc. (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

The Company's Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, will require additional capital to fund its current operating plan, and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. In addition, the Company has classified certain debt obligations with long-term contractual maturities as current liabilities due to likely future debt covenant violations. Management’s evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1. The 2017 consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2008

Boston, Massachusetts

March 19, 2018

T2 Biosystems, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$41,799	$73,488
Accounts receivable	467	327
Prepaid expenses and other current assets	708	820
Inventories	1,344	803
Total current assets	44,318	75,438
Property and equipment, net	10,015	13,589
Restricted cash	260	260
Other assets	268	281
Total assets	$54,861	$89,568
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$648	$962
Accrued expenses and other current liabilities	6,218	4,908
Derivative liability	2,238	—
Notes payable	40,696	1,269
Deferred revenue	1,736	2,445
Current portion of lease incentives	246	301
Total current liabilities	51,782	9,885
Notes payable, net of current portion	1,008	39,504
Lease incentives, net of current portion	731	792
Other liabilities	—	49
Commitments and contingencies (see Note 12)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 35,948,900 and 30,482,712 shares issued and outstanding at December 31, 2017 and December 31, 2016, respectively	36	30
Additional paid-in capital	267,421	242,997
Accumulated deficit	(266,117)	(203,689)
Total stockholders’ equity	1,340	39,338
Total liabilities and stockholders’ equity	$54,861	$89,568

See accompanying notes to financial statements.

T2 Biosystems, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

	Year ended
	December 31,
	2017	2016	2015
Revenue:
Product revenue	$3,440	$1,747	$599
Research revenue	1,226	2,333	2,214
Total revenue	4,666	4,080	2,813
Costs and expenses:
Cost of product revenue	12,028	6,872	1,740
Research and development	23,733	24,009	25,362
Selling, general and administrative	22,757	24,077	19,094
Total costs and expenses	58,518	54,958	46,196
Loss from operations	(53,852)	(50,878)	(43,383)
Interest expense, net	(8,907)	(4,098)	(1,967)
Other income, net	331	172	60
Net loss and comprehensive loss	(62,428)	(54,804)	(45,290)
Net loss per share — basic and diluted	$(1.94)	$(2.11)	$(2.21)
Weighted-average number of common shares used in computing net loss per share — basic and diluted	32,131,512	26,015,751	20,501,748

See accompanying notes to financial statements.

T2 Biosystems, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share and per share data)

	Common		Additional		Total
	Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2014	20,041,645	$20	$156,576	$(103,595)	$53,001
Stock-based compensation expense	—	—	4,168	—	4,168
Issuance of common stock from secondary public offering, net of offering costs of $2,732	3,691,049	4	33,252	—	33,256
Issuance of common stock from exercise of stock options and employee stock purchase plan	442,687	—	1,804	—	1,804
Net loss	—	—	—	(45,290)	(45,290)
Balance at December 31, 2015	24,175,381	24	195,800	(148,885)	46,939
Stock-based compensation expense	—	—	4,848	—	4,848
Offering costs on issuance of common stock from secondary public offering	—	—	(215)	—	(215)
Issuance of common stock from exercise of stock options and employee stock purchase plan	251,990	—	1,018	—	1,018
Issuance of common stock for private investment	6,055,341	6	39,717	—	39,723
Issuance of warrants	—	—	1,829	—	1,829
Net loss	—	—	—	(54,804)	(54,804)
Balance at December 31, 2016	30,482,712	30	242,997	(203,689)	39,338
Stock-based compensation expense	—	—	4,790	—	4,790
Issuance of common stock from vesting of restricted stock, exercise of stock options and employee stock purchase plan	434,938	1	1,058	—	1,059
Issuance of common stock from secondary public offering, net of offering costs of $252	5,031,250	5	18,576	—	18,581
Net loss	—	—	—	(62,428)	(62,428)
Balance at December 31, 2017	35,948,900	$36	$267,421	$(266,117)	$1,340

See accompanying notes to financial statements.

T2 Biosystems, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year ended
	December 31,
	2017	2016	2015
Operating activities
Net loss	$(62,428)	$(54,804)	$(45,290)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,940	2,280	1,465
Stock-based compensation expense	4,790	4,848	4,168
Noncash interest expense	2,710	564	354
Loss on extinguishment of debt	—	112	—
Impairment of T2 owned instruments and components	2,571	—	—
Change in fair value of derivative instrument	2,238	—	—
Deferred rent	(115)	(250)	(119)
Changes in operating assets and liabilities:
Accounts receivable	(140)	42	(168)
Prepaid expenses and other assets	125	68	190
Inventories, net	(110)	(120)	(568)
Accounts payable	(314)	(61)	177
Accrued expenses and other liabilities	724	580	260
Deferred revenue	(709)	299	2,066
Net cash used in operating activities	(47,718)	(46,442)	(37,465)
Investing activities
Purchases and manufacture of property and equipment	(2,476)	(5,487)	(7,974)
Decrease in restricted cash	—	—	80
Net cash used in investing activities	(2,476)	(5,487)	(7,894)
Financing activities
Proceeds from issuance of common stock in public offering, net of offering costs	18,640	(385)	33,677
Proceeds from issuance of common stock and stock options exercises, net	1,059	1,018	1,804
Proceeds from private investment in public equity	—	39,723	—
Proceeds from notes payable, net of issuance costs	—	43,803	10,000
Repayments of note payable	(1,194)	(32,404)	(309)
Net cash provided by financing activities	18,505	51,755	45,172
Net decrease in cash and cash equivalents	(31,689)	(174)	(187)
Cash and cash equivalents at beginning of period	73,488	73,662	73,849
Cash and cash equivalents at end of period	$41,799	$73,488	$73,662

See accompanying notes to financial statements.

T2 Biosystems, Inc.

Consolidated Statements of Cash Flows (Continued)

(In thousands)

	Year ended
	December 31,
	2017	2016	2015
Supplemental disclosures of cash flow information
Cash paid for interest	$3,959	$2,732	$1,506
Supplemental disclosures of noncash activities
Accrued property and equipment	$189	$82	$247
Transfer from T2 owned equipment to inventory	$431	$—	$—
Leasehold improvements paid by landlord	$—	$—	$1,268
Transfer from other liabilities to accrued expenses and other current liabilities	$585	$—	$—
Public offering costs unpaid at year end	$59	$—	$420

See accompanying notes to financial statements.

T2 Biosystems, Inc.

Notes to Consolidated Financial Statements

1. Nature of Business

T2 Biosystems, Inc. (the “Company”) was incorporated on April 27, 2006 as a Delaware corporation with operations based in Lexington, Massachusetts. The Company is an in vitro diagnostics company that has developed an innovative and proprietary technology platform that offers a rapid, sensitive and simple alternative to existing diagnostic methodologies. The Company is using its T2 Magnetic Resonance technology, or T2MR, to develop a broad set of applications aimed at lowering mortality rates, improving patient outcomes and reducing the cost of healthcare by helping medical professionals make targeted treatment decisions earlier. T2MR enables rapid detection of pathogens, biomarkers and other abnormalities in a variety of unpurified patient sample types, including whole blood, plasma, serum, saliva, sputum and urine, and can detect cellular targets at limits of detection as low as one colony forming unit per milliliter, or CFU/mL. The Company’s initial development efforts target sepsis and Lyme disease, which are areas of significant unmet medical need in which existing therapies could be more effective with improved diagnostics. On September 22, 2014, the Company received market clearance from the U.S. Food and Drug Administration (“FDA”) for its first two products, the T2Dx Instrument (the “T2Dx”) and T2Candida Panel (“T2Candida”).  On June 30, 2017, the Company received a CE Mark for its T2Bacteria Panel (“T2Bacteria”).  On September 8, 2017, the Company filed a 510(k) premarket submission for the T2Bacteria Panel with the U.S. Food and Drug Administration (FDA).

The Company has devoted substantially all of its efforts to research and development, business planning, recruiting management and technical staff, acquiring operating assets, raising capital, and, most recently, the commercialization and improvement of its existing products.

Liquidity and Going Concern

At December 31, 2017, the Company has cash and cash equivalents of $41.8 million and an accumulated deficit of $266.1 million. The future success of the Company is dependent on its ability to successfully commercialize its products, obtain regulatory clearance for and successfully launch its future product candidates, obtain additional capital and ultimately attain profitable operations. Historically, the Company has funded its operations primarily through its August 2014 initial public offering, its December 2015 confidentially marketed public offering (“CMPO”), its September 2016 private investment in public equity (“PIPE”) financing, its September 2017 CMPO, private placements of redeemable convertible preferred stock and debt financing arrangements.

The Company is subject to a number of risks similar to other newly commercial life science companies, including, but not limited to commercially launching the Company’s products, development and market acceptance of the Company’s product candidates, development by its competitors of new technological innovations, protection of proprietary technology, and raising additional capital.

Having obtained clearance from the FDA and a CE mark in Europe to market the T2Dx and T2Candida, the Company has incurred significant commercialization expenses related to product sales, marketing, manufacturing and distribution. In addition, the Company anticipates costs and expenses to increase as the Company continues to develop other product candidates, improve existing products and maintain, expand and protect its intellectual property portfolio. The Company may seek to fund its operations through public equity or private equity or debt financings, as well as other sources. However, the Company may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. The Company’s failure to raise capital or enter into such other arrangements if and when needed would have a negative impact on the Company’s business, results of operations and financial condition and the Company’s ability to develop and commercialize T2Dx, T2Candida, T2Bacteria, and other product candidates.

Pursuant to the requirements of Accounting Standards Codification (ASC) 205-40, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, management must evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. This evaluation initially does not take into consideration the potential mitigating effect of management’s plans that have not been fully implemented as of the date the financial statements are issued. When substantial doubt exists under this methodology, management evaluates whether the mitigating effect of its plans sufficiently alleviates substantial doubt about the Company’s ability to continue as a going concern. The mitigating effect of management’s plans, however, is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that the financial statements are issued, and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued.

Management believes that its existing cash and cash equivalents at December 31, 2017, together with funding available under the Term Loan Agreement, will be sufficient to allow the Company to fund its current operating plan through March 2019.  However, as certain elements of the Company’s operating plan are outside of the Company’s control, including the approval of the Company’s T2Bacteria Panel and receipt of certain development and regulatory milestone payments under the Company’s Co-Development agreements, they cannot be considered probable.  Under ASC 205-40, the future receipt of potential funding from the Company’s Co-Development partners and other resources cannot be considered probable at this time because none of the plans are entirely within the Company’s control. In addition, the Company is required to maintain a minimum cash balance under its Term Loan Agreement with CRG Servicing LLC (“CRG”) (Note 6).

These conditions raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year after the date that the financial statements are issued. Management's plans to alleviate the conditions that raise substantial doubt include raising additional funding, earning milestone payments pursuant the Company’s Co- Development agreements, delaying certain research projects and capital expenditures and eliminating certain future operating expenses in order to fund operations at reduced levels for the Company to continue as a going concern for a period of 12 months from the date the financial statements are issued.  Management has concluded the likelihood that its plan to obtain sufficient funding from one or more of these sources or adequately reduce expenditures will be successful, while reasonably possible, is less than probable.  Accordingly, the Company has concluded that substantial doubt exists about the Company’s ability to continue as a going concern for a period of at least twelve months from the date of issuance of these consolidated financial statements.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of the uncertainties described above.

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

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The Company utilizes certain estimates in the determination of the fair value of its stock options, deferred tax valuation allowances, revenue recognition, to record expenses relating to research and development contracts, accrued expenses, the fair value of a derivative liability and to classify the value of instrument raw material and work-in-process inventory between inventory and property and equipment. The Company bases its estimates on historical experience and other market‑specific or other relevant assumptions that it believes to be reasonable under the circumstances. Actual results could differ from such estimates.

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

Off‑Balance Sheet Risk and Concentrations of Credit Risk

The Company has no significant off-balance sheet risks, such as foreign exchange contracts, option contracts, or other foreign hedging arrangements. Cash and cash equivalents are financial instruments that potentially subject the Company to concentrations of credit risk. At December 31, 2017 and 2016, substantially all of the Company’s cash was deposited in accounts at one financial institution, with a significant amount invested in money market funds that are invested in short-term U.S. government agency securities. The Company maintains its cash deposits, which at times may exceed the federally insured limits, with a large financial institution and, accordingly, the Company believes such funds are subject to minimal credit risk.

For the year ended December 31, 2017, the Company derived approximately 19% of its total revenue from one customer and 10% of its total revenue from a second customer. For the year ended December 31, 2016, the Company derived approximately 45% of its total revenue from one customer and 10% of its total revenue from a second customer.  For the year ended December 31, 2015, the Company derived approximately 50% of its total revenue from one customer and 25% of its total revenue from a second customer.

Cash Equivalents

Cash equivalents include all highly liquid investments maturing within 90 days from the date of purchase. Cash equivalents consist of money market funds invested in short-term U.S. government agency securities as of December 31, 2017 and 2016.

Accounts Receivable

The Company’s accounts receivable consists of amounts due from commercial customers and from research and development arrangements with partners. At each reporting period, management reviews all outstanding balances to determine if the facts and circumstances of each customer relationship indicate the need for a reserve. The Company does not require collateral and did not have an allowance for doubtful accounts at December 31, 2017 or 2016.

Inventories

Inventories are stated at the lower of cost or net realizable value. The Company determines the cost of its inventories, which includes amounts related to materials, direct labor, and manufacturing overhead, on a first-in, first-out basis. The Company performs an assessment of the recoverability of capitalized inventory during each reporting period, and writes down any excess and obsolete inventories to their realizable value in the period in which the impairment is first identified. Shipping and handling costs incurred for inventory purchases are capitalized and recorded upon sale in cost of product revenues in the consolidated statements of operations and comprehensive loss or are included in the value of T2-owned instruments and components, a component of property and equipment, net, and depreciated.

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

The Company classifies instruments that are Company-owned, as a component of property and equipment. Raw material and work-in-process inventories that are expected to be used to produce Company-owned instruments, based on our business model and forecast, are also classified as property and equipment. Company-owned instruments are instruments that are manufactured and placed with customers in connection with reagent rental agreements, or are used for internal purposes.

The components of inventory consist of the following (in thousands):

	December 31,	December 31,
	2017	2016
Raw materials	$539	$389
Work-in-process	562	351
Finished goods	243	63
Total inventories, net	$1,344	$803

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

The fair value hierarchy prioritizes valuation inputs based on the observable nature of those inputs. Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and consider factors specific to the asset or liability (Note 3).

For certain financial instruments, including accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses, the carrying amounts approximate their fair values as of December 31, 2017 and 2016 because of their short-term nature. At December 31, 2017 and 2016, the carrying value of the Company’s debt approximated fair value, which was determined using Level 3 inputs, using market quotes from brokers and is based on current rates offered for similar debt (Note 6).

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

Direct sales of instruments to U.S. customers include warranty, maintenance and technical support services for one year following the installation of the purchased instrument (“Maintenance Services”). After the completion of the initial Maintenance Services period, customers have the option to renew the Maintenance Services for additional one year periods in exchange for additional consideration. In addition, the Company may provide training to customers. The Company defers revenue from the initial sale of the instrument equal to the contract value of the one year of Maintenance Services and recognizes the amounts ratably over the service delivery period.

The Company warrants that consumable diagnostic tests will be free from defects, when handled according to product specifications, for the stated life of the product. To fulfill valid warranty claims, the Company provides replacement product free of charge. Accordingly, the Company accrues warranty expense associated with the estimated defect rates of the consumable diagnostic tests.

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

Product Recall

In July 2016, the Company initiated a voluntary recall and replacement of its T2Candida cartridges at certain customer sites because T2Candida was experiencing higher than normal invalid test rates as the T2Candida cartridges aged. As of June 30, 2016, as a result of this voluntary recall, the Company deferred revenue totaling $149,000 and recorded additional costs of product revenue of $41,000 related to returned products, which are no longer usable.  As of December 31, 2017 there were no balances remaining related to this voluntary recall.  As of December 31, 2016, the Company had approximately $37,000 of deferred revenue and $3,000 of warranty reserve remaining, both related to this voluntary recall.  The impact of the voluntary recall on T2Candida cartridges in inventory was not material to the consolidated financial statements.

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

Research and Development Costs

Costs incurred in the research and development of the Company’s product candidates are expensed as incurred. Research and development expenses consist of costs incurred in performing research and development activities, including activities associated with performing services under research revenue arrangements, costs associated with the manufacture of developed products and include salaries and benefits, stock compensation, research‑related facility and overhead costs, laboratory supplies, equipment and contract services.

Impairment of Long Lived Assets

The Company reviews long‑lived assets, including capitalized T2 owned instruments and components, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If indications of impairment exist, projected future undiscounted cash flows associated with the asset or asset group are compared to the carrying amount to determine whether the asset’s value is recoverable.  During this review, the Company reevaluates the significant assumptions used in determining the original cost and estimated lives of long‑lived assets. Although the assumptions may vary from asset to asset, they generally include operating results, changes in the use of the asset, cash flows and other indicators of value. Management then determines whether the remaining useful life continues to be appropriate or whether there has been an impairment of long‑lived assets based primarily upon whether expected future undiscounted cash flows are sufficient to support the assets’ recovery. If impairment exists, the Company would adjust the carrying value of the asset to fair value, generally determined by a discounted cash flow analysis.  If the carrying value of the asset exceeds such projected undiscounted cash flows, the asset will be written down to its estimated fair value.

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

Stock-Based Compensation

The Company has a stock‑based compensation plan which is more fully described in Note 8. The Company records stock‑based compensation for options granted to employees and to members of the board of directors for their services on the board of directors, based on the grant date fair value of awards issued, and the expense is recorded on a straight‑line basis over the applicable service period, which is generally four years. The Company accounts for non‑employee stock‑based compensation arrangements based upon the fair value of the consideration received or the equity instruments issued, whichever is more reliably measurable. The measurement date for non‑employee awards is generally the date that the performance of services required for the non‑employee award is complete. Stock‑based compensation costs for non‑employee awards is recognized as services are provided, which is generally the vesting period, on a straight‑line basis.

The Company records the expense for stock option grants that vest upon achievement of performance-based milestones using the accelerated attribution method over the remaining service period when management determines that achievement of the milestone is probable. Management evaluates when the achievement of a performance-based milestone is probable based on the relative satisfaction of the performance conditions as of the reporting date.

The Company expenses restricted stock awards based on the fair value of the award on the date of issuance, on a straight‑line basis over the associated service period of the award.

The Company uses the Black‑Scholes‑Merton option pricing model to determine the fair value of stock options. The use of the Black‑Scholes‑Merton option‑pricing model requires management to make assumptions with respect to the expected term of the option, the expected volatility of the common stock consistent with the expected life of the option, risk‑free interest rates and expected dividend yields of the common stock. The expected term was determined according to the simplified method, which is the average of the vesting tranche dates and the contractual term. Due to the lack of company specific historical and implied volatility data resulting from our limited public market trading history, we have based our estimate of expected volatility primarily on the historical volatility of a group of similar companies that are publicly traded. For these analyses, companies with comparable characteristics are selected, including enterprise value and position within the industry, and with historical share price information sufficient to meet the expected life of the stock‑based awards. The Company computes the historical volatility data using the daily closing prices for the selected companies’ shares during the equivalent period of the calculated expected term of its stock‑based awards. The risk‑free interest rate is determined by reference to U.S. Treasury zero‑coupon issues with remaining maturities similar to the expected term of the options. The Company has not paid, and does not anticipate paying, cash dividends on shares of common stock; therefore, the expected dividend yield is assumed to be zero. The Company has elected an accounting policy to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates.

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

The Tax Cuts and Jobs Act (“the Act”) was enacted on December 22, 2017. The Act reduces the US federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings.  On December 22, 2017, the Securities and Exchange Commission issued guidance under Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”) directing taxpayers to consider the impact of the U.S. legislation as “provisional” when it does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the change in tax law.

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

As of December 31, 2017 and 2016, the Company had not experienced any material losses related to these indemnification obligations, and no material claims with respect thereto were outstanding. The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related reserves were established.

Net Loss Per Share

Basic net loss per share is calculated by dividing net loss applicable to common stockholders by the weighted‑average number of shares outstanding during the period, without consideration for common stock equivalents. Diluted net loss per share is calculated by adjusting the weighted‑average number of shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury‑stock method. For purposes of the diluted net loss per share calculation warrants to purchase common stock, stock options and unvested restricted stock are considered to be common stock equivalents, but have been excluded from the calculation of diluted net loss per share, as their effect would be anti‑dilutive for all periods presented. Therefore, basic and diluted net loss per share applicable to common stockholders were the same for all periods presented.

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

Accounting Standards Adopted

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory (“ASU 2015-11”). The standard simplifies the subsequent measurement of inventory by requiring inventory to be measured at the lower of cost and net realizable value for entities using the first-in-first out method of valuing inventory. ASU 2015-11 eliminates other measures required by current guidance to determine net realizable value. ASU 2015-11 is effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years and early adoption is permitted. The Company’s adoption of this standard did not have a material effect on its consolidated financial statements.

In March 2016, the FASB released ASU No. 2016-09 Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”) which is intended to simplify income tax accounting for excess tax benefits, accounting for forfeitures, and employer statutory withholding. Under the current guidance, excess tax benefits that result from an award vesting or settling are recognized in additional paid-in capital in the period that they reduce cash taxes payable. This requires the provision to be computed on a with and without option basis and may result in net operating loss and credit carryforwards on the balance sheet being less than what is available on the tax return. Under the new guidance, the income tax effects of awards will be recognized as a component of income tax expense when the awards vest or are settled (regardless if cash taxes are reduced). For interim reporting purposes, companies will account for excess tax benefits and tax deficiencies as discrete items in the period during which they occurred. The guidance is effective for public entities for fiscal years beginning after December 15, 2016, and interim periods within those years. Early adoption is permitted, however all of the guidance included in the update must be applied when adopted. The Company must use a modified retrospective transition method for adopting and record the cumulative effect of all unrecognized benefits and any change in valuation allowances at the end of the prior tax period as an adjustment to retained earnings. The Company’s adoption of this standard did not have a material effect on its consolidated financial statements and prior periods have not been adjusted. As a result, the Company established a net operating loss deferred tax asset of $1.2 million to account for prior period excess tax benefits through retained earnings, however an offsetting valuation allowance of $1.2 million will also be established through retained earnings because it is not more likely than not that the deferred tax asset will be realized due to historical and expected future losses, such that there is no impact on the Company’s consolidated financial statements. The Company also elected to maintain the use of estimated forfeitures in the calculation of stock based compensation.

In March 2016, the FASB issued ASU No. 2016-06, Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments (“ASU 2016-06”), which applies to all issuers of or investors in debt instruments with embedded call or put options. ASU 2016-06 clarifies the requirements for assessing whether contingent call or put options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. Entities performing the assessment under the guidance of ASU 2016-06 are required to assess the embedded call or put options solely in accordance with the four-step decision process. In addition, ASU 2016-06 clarifies what steps are required when assessing whether the economic characteristics and risks of call or put options are clearly and closely related to the economic characteristics and risks of their debt hosts. ASU 2016-06 is effective for financial statements issued for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years using the modified retrospective method for existing debt instruments. The Company’s adoption of this standard did not have a material effect on its consolidated financial statements.

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

In June 2014, the FASB issued amended guidance, ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which is applicable to revenue recognition that will be effective for the Company for the year ending December 31, 2018, as a result of the deferral of the effective date adopted by the FASB in July 2015. The new guidance must be adopted using either a full retrospective approach for all periods presented or a modified retrospective approach. Early adoption prior to the original adoption date (annual reporting periods beginning after December 15, 2016) of ASU 2014-09 is not permitted. The new guidance applies a more principles-based approach to revenue recognition. The Company will adopt the new standard, effective January 1, 2018, under the modified retrospective method.

The Company established an implementation team to assess the potential impacts of the new standard and prepare for adoption.  The implementation team has reviewed current accounting policies and practices and identified potential differences resulting from the application of the new standard. Findings and progress of the project have been regularly communicated to the Audit Committee and senior management.

The qualitative assessment of the standard provided below are estimates of the expected effects of the adoption of ASC 606. This represents our best estimate of the effects of adopting ASC 606 at the time of the preparation of this Annual Report on Form 10-K. The actual impact of ASC 606 is subject to change from these estimates and such change may be significant, pending the completion of our assessment in the first quarter of 2018.

The implementation team is in the process of completing an analysis of our revenue generating arrangements, including direct sales of instruments and consumables, sales of instruments and consumables to distributors, reagent rental agreements and research agreements. A detailed policy for each revenue stream has been drafted.  The Company is in the process of implementing appropriate changes to controls, processes, and systems to support recognition and disclosure under the new standard. In addition, the Company continues to monitor changes, modifications, clarifications or interpretations, which may impact the results of adoption, undertaken by the FASB.

The impact of adopting the new standard is not expected to be material to 2017 and 2016 revenue. The most significant impacts of the new standard, upon adoption, are expected to be around the timing of revenue recognition.  Specifically, under the new standard:

•

Consideration allocated to the instrument in a direct sale will be recognized upon shipment and consideration allocated to installation will be recognized upon installation.  Currently, revenue recognition for both obligations occurs upon installation.

•

Revenue recognition on sales to distributors may be accelerated based on management’s judgement regarding use of the sell-in or sell-through method.  Currently, the Company recognizes revenue with new distributors based on the sell-through method, which requires deferral of revenue until product is sold to an end customer.

The Company does not expect the adoption of the new standard to a have material impact on our consolidated balance sheet. The Company does expect significant changes to its financial statement disclosures.

3. Fair Value Measurements

The Company measures the following financial assets at fair value on a recurring basis. There were no transfers between levels of the fair value hierarchy during any of the periods presented. The following tables set forth the Company’s financial assets and liabilities carried at fair value categorized using the lowest level of input applicable to each financial instrument as of December 31, 2017 and 2016 (in thousands):

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Balance at	Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2017	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash	$3,463	$3,463	$—	$—
Money market funds	38,336	38,336	—	—
Restricted cash	260	260	—	—
	$42,059	$42,059	$—	$—

Liabilities:
Derivative liability	$2,238	$—	$—	$2,238
	$2,238	$—	$—	$2,238

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Balance at	Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2016	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash	$16,887	$16,887	$—	$—
Money market funds	56,601	56,601	—	—
Restricted cash	260	260	—	—
	$73,748	$73,748	$—	$—

The Company’s Term Loan Agreement with CRG (Note 6) contains certain provisions that change the underlying cash flows of the instrument, including an interest-only period dependent on the achievement of the Approval Milestone by April 30, 2018, and acceleration of the obligations under the Loan Agreement under an event of default. In addition, under certain circumstances, a default interest rate of an additional 4.0% per annum will apply at the election of CRG on all outstanding obligations during the occurrence and continuance of an event of default. The Company concluded that these features are not clearly and closely related to the host instrument, and represent a single compound derivative and is required to be re-measured at fair value on a quarterly basis.

During the fourth quarter of 2017, the Company received communication from the FDA that suggested the approval timeline of T2Bacteria could be longer than the Company initially anticipated. The delay resulted in an increase in the probability of not achieving the Approval Milestone by April 30, 2018, as well an increase in the probability of the payment of contingent interest in future periods, based on the contractual payments that exist as of December 31, 2017. As such, in the fourth quarter, the Company recorded a derivative liability related to the Company’s debt agreement with CRG of $2.2 million. The estimated fair value of the derivative liability was determined using a probability-weighted discounted cash flow model that includes principal and interest payments under the following scenarios: FDA approval by April 30, 2017 (40%), FDA approval after April 30, 2017 (20%) and no FDA approval (40%). Should the Company’s assessment of these probabilities change, including amendments of certain revenue targets, there could be a change to the fair value of the derivative liability.

The following table provides a roll-forward of the fair value of the derivative liability (in thousands):

Balance at December 31, 2016	$—
Change in fair value of derivative liability, recorded as interest expense	2,238
Balance at December 31, 2017	$2,238

4. Restricted Cash

The Company is required to maintain a security deposit for its operating lease agreement for the duration of the lease agreement and for its credit cards as long as they are in place. At both December 31, 2017 and 2016, the Company had certificates of deposit for $260,000, which represented collateral as security deposits for its operating lease agreement for its facility and its credit card.

5. Supplemental Balance Sheet Information

Property and Equipment

Property and equipment consists of the following (in thousands)

	Estimated Useful	December 31,	December 31,
	Life (Years)	2017	2016
Office and computer equipment	3	$409	$409
Software	3	743	708
Laboratory equipment	5	4,224	4,516
Furniture	5-7	200	200
Manufacturing equipment	5	910	897
Manufacturing tooling and molds	0.5	255	154
T2-owned instruments and components	5	7,370	9,119
Leasehold improvements	Lesser of useful life or lease term	3,437	3,353
Construction in progress	n/a	1,591	1,299
		19,139	20,655
Less accumulated depreciation and amortization		(9,124)	(7,066)
Property and equipment, net		$10,015	$13,589

Construction in progress is primarily comprised of equipment and leasehold improvement construction projects that have not been placed in service. T2-owned instruments and components is comprised of raw materials and work-in-process inventory that are expected to be used or used to produce Company-owned instruments, based on our business model and forecast, and completed instruments that will be used for internal research and development or reagent rental agreements with customers. Completed T2-owned instruments are placed in service once installation procedures are completed and are depreciated over five years. Depreciation expense for T2-owned instruments placed at customer sites pursuant to reagent rental agreements is recorded as a component of cost of product revenue and totaled $1.0 million and $0.6 million for the years ended December 31, 2017 and December 31, 2016, respectively. Depreciation expense for T2-owned instruments used for internal research and development is recorded as a component of research and development expense.

Depreciation and amortization expense of $2.9 million, $2.3 million and $1.5 million was charged to operations for the years ended December 31, 2017, 2016 and 2015, respectively.

During the fourth quarter of 2017, the Company received communication from the FDA that suggested the approval timeline would be longer than the company initially anticipated.  The Company assessed the recoverability of T2-owned instruments based on delayed T2Bacteria cash flows and recorded an impairment charge of $2.6 million, related to T2-owned instruments and components, which is recorded in the cost of product revenue in the Consolidated Statements of Operations and Comprehensive Loss.  The fair value used in the impairment calculation was based on the best estimated selling price of the underlying T2-owned instruments, less the estimated cost to sell the instruments.

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	December 31,	December 31,
	2017	2016
Accrued payroll and compensation	$2,793	$2,479
Accrued research and development expenses	818	846
Accrued professional services	1,018	884
Other accrued expenses	1,589	699
Total accrued expenses	$6,218	$4,908

The Company classified $0.6 million, related to a fee associated with the Company’s Term Loan Agreement (Note 6), from other liabilities to accrued expenses and other current liabilities, as of December 31, 2017, to match the classification of the associated debt.

6. Notes Payable

Future principal payments on the notes payable as of December 31, 2017 are as follows (in thousands):

Year ended December 31,
2018	$47,483
2019	1,015
2020	-
2021	-
2022	-
Total before unamortized discount and issuance costs	48,498
Less: paid-in-kind interest	(4,347)
Less: unamortized discount and issuance costs	(2,448)
Total notes payable	$41,703

The Term Loan Agreement with CRG is classified as a current liability on the balance sheet at December 31, 2017, based on the Company’s consideration of the probability of violating a minimum liquidity covenant included in the Term Loan Agreement.  The contractual terms of the agreement require payments of $5.8 million, $23.0 million and $17.2 million during the years ended December 31, 2020, 2021 and 2022, respectively.

Term Loan Agreement

In December 2016, the Company entered into a Term Loan Agreement (the “Term Loan Agreement”) with CRG. The Company initially borrowed $40.0 million pursuant to the Term Loan Agreement and may borrow up to an additional $10.0 million at any time through and including July 27, 2018, provided that, among other conditions, the Company receives 510(k) clearance for the marketing of T2BacteriaTM by the U.S. Food and Drug Administration (“FDA”) on or before April 30, 2018 (the “Approval Milestone”). The Term Loan Agreement has a six-year term with three years (through December 30, 2019) of interest-only payments, which period shall be extended to four years (through December 30, 2020) if the Company achieves the Approval Milestone, after which quarterly principal and interest payments will be due through the December 30, 2022 maturity date. Interest on the amounts borrowed under the Term Loan Agreement accrues at an annual fixed rate of (a) prior to the Approval Milestone, 12.50%, 4.0% of which may be deferred during the interest-only period by adding such amount to the aggregate principal loan amount and (b) following the Approval Milestone, 11.50%, 3.5% of which may be deferred during the interest-only period by adding such amount to the aggregate principal loan amount. In addition, if the Company achieves certain financial performance metrics, the loan will convert to interest-only until the December 30, 2022 maturity, at which time all unpaid principal and accrued unpaid interest will be due and payable. The Company is required to pay CRG a financing fee based on the loan principal amount drawn. The Company is also required to pay a final payment fee of 8% of the principal outstanding upon repayment.  In March 2018 the Term Loan Agreement was amended to extend the Approval Milestone to June 30, 2018, the additional $10.0 million funding through September 27, 2018 and reduce the fiscal year 2018 revenue target to $7.0 million.

The Company may prepay all or a portion of the outstanding principal and accrued unpaid interest under the Term Loan Agreement at any time upon prior notice subject to a certain prepayment fee during the first five years of the term and no prepayment fee thereafter. As security for its obligations under the Term Loan Agreement the Company entered into a security agreement with CRG whereby the Company granted a lien on substantially all of its assets, including intellectual property. The Loan Agreement also contains customary affirmative and negative covenants for a credit facility of this size and type, including a requirement to maintain a minimum cash balance. The Loan Agreement also requires the Company to achieve certain revenue targets, whereby the Company is required to pay double the amount of any shortfall as an acceleration of principal payments. The revenue target for fiscal year 2018 is $7.0 million.  The Loan Agreement includes a subjective acceleration clause whereby an event of default, including a material adverse change in the business, operations, or conditions (financial or otherwise), could result in the acceleration of the obligations under the Loan Agreement. Under certain circumstances, a default interest rate of an additional 4.00% per annum will apply at the election of CRG on all outstanding obligations during the occurrence and continuance of an event of default.  CRG has not exercised its right under this clause, as there have been no such events. On December 18, 2017, the Term Loan Agreement was amended and the 2017 minimum revenue target was reduced to $3.0 million from $5.0 million.

The Company assessed the terms and features of the Term Loan Agreement, including the interest-only period dependent on the achievement of the Approval Milestone by April 30, 2018, and acceleration of the obligations under the Loan Agreement under an event of default, of the Term Loan Agreement in order to identify any potential embedded features that would require bifurcation. In addition, under certain circumstances, a default interest rate of an additional 4.0% per annum will apply at the election of CRG on all outstanding obligations during the occurrence and continuance of an event of default. The Company concluded that these features are not clearly and closely related to the host instrument, and represent a single compound derivative and is required to be re-measured at fair value on a quarterly basis.

During the fourth quarter of 2017, the Company received communication from the FDA that suggested the approval timeline of T2Bacteria would be longer than the Company initially anticipated. The delay resulted in an increase in the probability of not achieving the Approval Milestone by April 30, 2018, as well an increase in the probability of the payment of contingent interest in future periods, based on the contractual payments requirements that exist as of December 31, 2017. As such, in the fourth quarter, the Company recorded a derivative liability related to the Company’s debt agreement with CRG of $2.2 million (Note 3).

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

In connection with the Term Loan Agreement entered into in December 2016, the Company issued to CRG four separate warrants to purchase a total of 528,958 shares of the Company’s common stock. The warrants are exercisable any time prior to December 30, 2026 at a price of $8.06 per share, with typical provisions for termination upon a change of control or a sale of all or substantially all of the assets of the Company. The warrants are classified within stockholders’ equity, and the proceeds were allocated between the debt and warrants based on their relative fair value. The fair value of the warrants was determined by the Black Scholes Merton option pricing model. The fair value of the warrants at December 30, 2016 was $1.8 million.

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

7. Stockholders’ Equity

Common Stock

Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the board of directors, subject to the prior rights of holders of all classes of stock outstanding. As of December 31, 2017, a total of 3,785,083 shares and 1,207,825 shares of common stock were reserved for issuance upon (i) the exercise of outstanding stock options and (ii) the issuance of stock awards under the Company’s 2014 Incentive Award Plan and 2014 Employee Stock Purchase Plan, respectively.

Private Investment in Public Equity Financing

On September 21, 2016, Canon U.S.A., Inc. (“Canon”) became a related party when the Company sold 6,055,341 shares of its common stock (the “Canon Shares”) to Canon at $6.56 per share, the closing price on this date, for an aggregate cash purchase price of $39.7 million. As of September 21, 2016, the Canon Shares represented 19.9% of the outstanding shares of common stock of the Company.  In connection with the director to the Company’s board of directors.  On March 20, 2017, the Company filed with the SEC a registration statement on Form S-3 for purposes of registering the resale of the Canon Shares.

Confidentially Marketed Public Offering

On September 15, 2017, the Company sold 5,031,250 shares of its common stock in a CMPO at $4.00 per share, for an aggregate gross cash purchase price of $20.1 million, or proceeds of $18.8 million after underwriters discount and expenses

8. Stock-Based Compensation

Stock Incentive Plans

2006 Stock Incentive Plan

The Company’s 2006 Stock Option Plan (the “2006 Plan”) was established for granting stock incentive awards to directors, officers, employees and consultants to the Company. Upon closing of the Company’s Initial Public Offering (“IPO”) in August 2014, the Company ceased granting stock incentive awards under the 2006 Plan. The 2006 Plan provided for the grant of incentive and non-qualified stock options and restricted stock grants as determined by the Board of Directors. Under the 2006 Plan, stock options were generally granted with exercise prices equal to or greater than the fair value of the common stock as determined by the board of directors, expired no later than 10 years from the date of grant, and vest over various periods not exceeding 4 years.

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

The number of shares reserved for future issuance under the 2014 Plan is the sum of (1) 823,529, (2) any shares that were granted under the 2006 Plan which are forfeited, lapse unexercised or are settled in cash subsequent to the effective date of the 2014 Plan and (3) an annual increase on the first day of each calendar year beginning January 1, 2015 and ending on January 1, 2024, equal to the lesser of (A) 4% of the shares outstanding on the final day of the immediately preceding calendar year and (B) such smaller number of shares determined by the Board of Directors. As of December 31, 2017 there were 1,026,422 shares available for future grant under the Plan.

Stock Options

During the years ended December 31, 2017, 2016, and 2015, the Company granted options with an aggregate fair value of $2.7 million and $7.0 million, and $10.1 million, respectively, which are being amortized into compensation expense over the vesting period of the options as the services are being provided.

The following is a summary of option activity under the Plan (in thousands, except share and per share amounts):

			Weighted-Average
		Weighted-Average	Remaining
	Number of	Exercise Price Per	Contractual Term	Aggregate Intrinsic
	Shares	Share	(In years)	Value
Outstanding at December 31, 2016	4,042,627	$8.20	7.05	$4,091
Granted	903,200	5.07
Exercised	(223,352)	2.36		553
Forfeited	(587,040)	9.12
Canceled	(350,352)	11.96
Outstanding at December 31, 2017	3,785,083	7.31	6.88	1,989
Exercisable at December 31, 2017	2,327,392	7.19	5.75	1,923
Vested or expected to vest at December 31, 2017	3,598,126	7.35	6.77	1,977

Included in the stock options outstanding at December 31, 2016 are 146,066 options to purchase common stock granted to certain executive officers of the Company that vest upon the achievement of certain performance conditions, which include the attainment of specified operating result and regulatory targets, by December 31, 2017.  Included in the stock options forfeited during the year ended December 31, 2017 are 40,000 options to purchase common stock upon the achievement of certain performance conditions. There are 106,066 performance based options included in the outstanding balance at December 31, 2017. The operating results and regulatory target were not achieved by December 31, 2017, so no expense was recorded.

The weighted‑average fair values of options granted in the years ended December 31, 2017, 2016, and 2015 were $2.95, $4.68, and $8.42 per share, respectively, and were calculated using the following estimated assumptions:

	Year ended
	December 31,
	2017	2016	2015
Weighted-average risk-free interest rate	1.99%	1.42%	1.69%
Expected dividend yield	0.00%	0.00%	0.00%
Expected volatility	60%	61%	56%
Expected terms	6.0 years	6.0 years	6.0 years

The total fair values of stock options that vested during the years ended December 31, 2017, 2016, and 2015 were $3.5 million, $4.9 million, and $4.0 million, respectively.

As of December 31, 2017, there was $5.3 million of total unrecognized compensation cost related to non‑vested stock options granted under the Stock Incentive Plans. Total unrecognized compensation cost will be adjusted for future changes in the estimated forfeiture rate. The Company expects to recognize that cost over a remaining weighted‑average period of 2.3 years as of December 31, 2017.

Restricted Stock Units

During the year ended December 31, 2017 the Company awarded shares of restricted stock units to certain employees at no cost to them, which cannot be sold, assigned, transferred or pledged during the restriction period. The restricted stock and restricted stock units vest through the passage of time, assuming continued employment. Restricted stock units are not included in issued and outstanding common stock until the shares are vested and released. The fair value of the award at the time of the grant is expensed on a straight line basis. The granted restricted stock units had an aggregate fair value of $2.9 million, which are being amortized into compensation expense over the vesting period of the options as the services are being provided.

The following is a summary of restricted stock unit activity under the Plan (in thousands, except share and per share amounts):

		Weighted-Average
	Number of	Grant Date Fair
	Shares	Value
Nonvested at December 31, 2016	272,195	$5.83
Granted	552,925	5.17
Exercised	(116,173)	5.83
Forfeited	(102,450)	5.79
Canceled	—	—
Nonvested at December 31, 2017	606,497	5.23

During the year ended December 31, 2017, 116,173 restricted stock units vested.

As of December 31, 2017, there was $2.5 million of total unrecognized compensation cost related to non‑vested stock options granted under the Stock Incentive Plans. Total unrecognized compensation cost will be adjusted for future changes in the estimated forfeiture rate. The Company expects to recognize that cost over a remaining weighted‑average period of 1.4 years as of December 31, 2017.

Employee Stock Purchase Plan

The 2014 Employee Stock Purchase Plan (the “2014 ESPP”) period is semi-annual and allows participants to purchase the Company’s common stock at 85% of the lower of (i) the market value per share of common stock on the first day of the offering period or (ii) the market value per share of the common stock on the purchase date. Each participant can purchase up to a maximum of $25,000 per calendar year in fair market value. The first plan period began on August 7, 2014. Stock-based compensation expense from the 2014 ESPP for the years ended December 31, 2017, 2016 and 2015 was approximately $0.2 million, $0.3 million and $0.2 million, respectively.

The fair value of the purchase rights granted under this plan was estimated on the date of grant that uses the following weighted-average assumptions, which were derived in a manner similar to those discussed in Note 2 relative to stock options:

	Year ended
	December 31,
	2017	2016	2015
Weighted-average risk-free interest rate	1.03%	0.50%	0.19%
Expected dividend yield	0.00%	0.00%	0.00%
Expected volatility	68%	67%	57%
Expected terms	0.5 years	0.5 years	0.5 years

The 2014 ESPP provides initially for the granting of up to 220,588 shares of the Company’s common stock to eligible employees. In addition, on the first day of each calendar year beginning January 1, 2015 and ending on January 1, 2024, the number of common shares available under the Plan shall be increased by the number of shares equal to the lesser of (1) 1% of the common shares outstanding on the final day of the immediately preceding calendar year and (2) such smaller number of common shares as determined by the Board of Directors. At December 31, 2017, there were 181,403 shares available under the 2014 ESPP.

Stock‑Based Compensation Expense

The following table summarizes the stock-based compensation expense for stock options granted to employees and non-employees, as well as stock-compensation expense for the 2014 ESPP that was recorded in the Company’s results of operations for the years presented (in thousands):

	Year ended
	December 31,
	2017	2016	2015
Cost of product revenue	$125	$123	$—
Research and development	1,384	1,127	1,213
Selling, general and administrative	3,196	3,480	2,840
Total stock-based compensation expense	$4,705	$4,730	$4,053

For the years ended December 31, 2017 and December 31, 2016, $0.1 million and $0.1 million of stock-based compensation expense was capitalized, respectively, as part of inventory or T2-owned instruments and components.

9. Warrants

In connection with the Term Loan Agreement entered into in December 2016, the Company issued to CRG four separate warrants to purchase a total of 528,958 shares of the Company’s common stock. The warrants are exercisable any time prior to December 30, 2026 at a price of $8.06 per share, with typical provisions for termination upon a change of control or a sale of all or substantially all of the assets of the Company. The warrants are classified within stockholders’ equity, and the proceeds were allocated between the debt and warrants based on their relative fair value.  The fair value of the warrants was determined by the Black‑Scholes‑Merton option pricing model. The fair value of the warrants at date of issuance was $1.8 million.

10. Net Loss Per Share

The following table presents the calculation of basic and diluted net loss per share applicable to common stockholders (in thousands, except share and per share data):

	Year ended
	December 31,
	2017	2016	2015
Numerator:
Net loss	$(62,428)	$(54,804)	$(45,290)
Denominator:
Weighted-average number of common shares outstanding — basic and diluted	32,131,512	26,015,751	20,501,748
Net loss per share applicable to common stockholders — basic and diluted	$(1.94)	$(2.11)	$(2.21)

The following shares were excluded from the calculation of diluted net loss per share applicable to common stockholders, prior to the application of the treasury stock method, because their effect would have been anti‑dilutive for the periods presented:

	Year ended
	December 31,
	2017	2016	2015
Options to purchase common shares	3,785,083	4,042,627	3,484,298
Restricted stock units	606,497	272,195	—
Warrants to purchase common stock	528,958	528,958	—
Total	4,920,538	4,843,780	3,484,298

11. Income Taxes

The reconciliation of the U.S. federal statutory rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2017	2016	2015
Tax at statutory rates	35.0%	35.0%	35.0%
State income taxes	6.5	5.2	6.6
Permanent differences	(2.5)	(1.2)	(1.3)
Research and development credits	1.5	1.3	1.5
US tax rate change	(52.7)	—	—
Change in valuation allowance	12.2	(40.3)	(41.8)
Effective tax rate	0.0%	0.0%	0.0%

The significant components of the Company’s deferred tax asset consist of the following at December 31, 2017 and 2016 (in thousands):

	December 31,
	2017	2016
Deferred tax assets:
Net operating loss carryforwards	$62,670	$69,411
Tax credits	6,924	5,269
Other temporary differences	2,723	1,636
Start-up expenditures	3,214	5,088
Stock option expenses	2,127	2,779
Total deferred tax assets	77,658	84,183
Deferred tax asset valuation allowance	(77,546)	(83,924)
Net deferred tax assets	112	259
Deferred tax liabilities:
Prepaid expenses	(112)	(259)
Net deferred taxes	$—	$—

The Tax Cuts and Jobs Act was enacted in the United States on December 22, 2017.  The Act reduces the US federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, and creates new taxes on certain foreign sourced earnings.  In December 2017, the SEC issued SAB 118, which directs taxpayers to consider the impact of the U.S. legislation as “provisional” when it does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the change in tax law.  As of December 31, 2017, we recognized a provisional amount of $0 for the transition tax.

We re-measured certain deferred tax assets and liabilities based on the rates at which they are anticipated to reverse in the future, which is generally 21%.  However, we are still examining certain aspects of the Act and refining our calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts.  The provisional amount recorded related to the re-measurement of our deferred tax balance was a tax expense of $32.9 million which was offset by an adjustment to the valuation allowance against our deferred taxes of $32.9 million.

In 2017 and 2016, the Company did not record a benefit for income taxes related to its operating losses incurred. ASC 740 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based upon the level of historical U.S. losses and future projections over the period in which the net deferred tax assets are deductible, at this time, management believes it is more likely than not that the Company will not realize the benefits of these deductible differences, and as a result the Company continues to maintain a valuation allowance for the full amount of the 2017 deferred tax assets. The valuation allowance decreased $6.4 million, and increased $22.1 million and $18.9 million for the years ended December

31, 2017, 2016 and 2015, respectively. The decrease in the 2017 valuation allowance is primarily attributable to the reduction in the US corporate tax rate enacted in Q4 2017.  The increase in 2016 and 2015 is primarily related to each year’s taxable loss.

As of December 31, 2017, the Company had federal and state net operating losses of $229.1 million and $237.9 million, respectively, which are available to offset future taxable income, if any, through 2037. The Company also had federal and state research and development tax credits of $4.4 million and $3.2 million, respectively, which expire at various dates through 2037. Under the provisions of the Internal Revenue Code, the net operating loss and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. Net operating loss and tax credit carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant stockholders over a three-year period in excess of 50%, as defined under Sections 382 and 383 of the Internal Revenue Code, respectively, as well as similar state provisions. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on the value of the Company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. The Company has completed several financings since its inception which may have resulted in a change in control as defined by Sections 382 and 383 of the Internal Revenue Code, or could result in a change in control in the future. The Company has not conducted an assessment to determine whether there may have been a Section 382 or 383 ownership change.

The Company has no unrecognized tax benefits. Interest and penalty charges, if any, related to uncertain tax positions would be classified as income tax expenses in the accompanying consolidated statements of operations. At December 31, 2017 and 2016, the Company had no accrued interest or penalties related to uncertain tax positions.

The Company files income tax returns in the U.S. federal tax jurisdiction and various state jurisdictions. Since the Company is in a loss carryforward position, the Company is generally subject to examination by the U.S. federal, state and local income tax authorities for all tax years in which a loss carryforward is available. The Company does not have any international operations as of December 31, 2017. The statute of limitations for assessment by federal and state tax jurisdictions in which the Company has business operations is open for tax years ending December 31, 2014, 2015, and 2016.  The tax years under examination vary by jurisdiction.

12. Commitments and Contingencies

Operating Leases

In August 2010, the Company entered into a five-year, non-cancelable operating lease for office and laboratory space at its headquarters in Lexington, MA. The lease commenced on January 1, 2011, with the Company providing a security deposit of $400,000. In accordance with the operating lease agreement, the Company reduced its security deposit to $240,000 in May 2015, which is recorded as restricted cash in the consolidated balance sheets. In July 2014, the Company entered into an amendment to expand the office and laboratory space leased. In May 2015, the Company entered into an amendment to extend the term from December 31, 2015 to December 31, 2017. In March 2017, the Company entered into an amendment to extend the term from December 31, 2017 to December 31, 2021. The rent expense, inclusive of the escalating rent payments, is recognized on a straight-line basis over the lease term.

In May, 2013, the Company entered into a two-year operating lease for additional office, laboratory and manufacturing space in Wilmington, MA. The Company entered into an amendment in September 2015 to extend this lease term through December 31, 2017. In August 2017, the Company entered into an amendment to extend the term from December 31, 2017 to December 31, 2018

In November, 2014 the Company entered into an agreement to rent additional office space in Lexington, MA. The term of the agreement is two years, commencing December 2014. In April 2015, the Company entered into an amendment to extend the term of this agreement. The amendment extends the agreement term from December 31, 2016 to December 31, 2017. In connection with this agreement, the Company paid a security deposit totaling $50,000, which is recorded as a component of prepaid assets in the consolidated balance sheets. In May 2015, the Company entered into an amendment to expand existing manufacturing facilities in Lexington, MA. The lease amendment term is June 1, 2015 to December 31, 2017. In September 2017, the Company entered into an amendment to extend the term from December 31, 2017 to December 31, 2021

In November, 2014, the Company entered into a lease for additional laboratory space in Lexington, MA. The lease term commenced April 1, 2015 and extends for six years. The rent expense, inclusive of the escalating rent payments, is recognized on a straight-line basis over the lease term. As an incentive to enter into the lease, the landlord paid approximately $1.4 million of the $2.2 million space build-out costs. The incentive is recorded as a component of lease incentives on the consolidated balance sheets and is amortized as a reduction in rent expense on a straight-line basis over the term of the lease. In connection with this lease agreement, the Company paid a security deposit of $281,000, which is recorded as a component of other assets in the consolidated balance sheets.

Future minimum non-cancelable lease payments under the Company’s operating leases as of December 31, 2017 are as follows (in thousands):

Year ending December 31,
2018	$2,173
2019	2,149
2020	2,201
2021	1,926
$8,449

Rent expense for the years ended December 31, 2017, 2016, and 2015 was $1.9 million, $1.8 million, and $1.6 million, respectively.

License Agreement

In 2006, the Company entered into a license agreement with a third party, pursuant to which the third party granted the Company an exclusive, worldwide, sublicenseable license under certain patent rights to make, use, import and commercialize products and processes for diagnostic, industrial and research and development purposes. The Company agreed to pay an annual license fee ranging from $5,000 to $25,000 for the royalty‑bearing license to certain patents. For the years ended December 31, 2017, 2016 and 2015, the Company incurred $30,000, $31,000 and $34,000, respectively, for regulatory milestones, license fees and reimbursed patent costs under the agreement. The Company also issued a total of 84,678 shares of common stock pursuant to the agreement in 2006 and 2007, which were recorded at fair value at the date of issuance.The Company is required to pay royalties on net sales of products and processes that are covered by patent rights licensed under the agreement at a percentage ranging in the low single digits, subject to reductions and offsets in certain circumstances, as well as a royalty on net sales of products that the Company sublicenses at a low double‑digit percentage of specified gross revenue. Royalties that became due under this agreement for the years ended December 31, 2017 and 2016 were immaterial.

13. 401(k) Savings Plan

In March, 2008, the Company established a retirement savings plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers substantially all employees of the Company who meet minimum age and service requirements, and allows participants to defer a portion of their annual compensation on a pretax basis. Company contributions to the 401(k) Plan may be made at the discretion of the board of directors. Company contributions to the 401(k) Plan were $190,000 and $237,000 for the years ended December 31, 2017 and 2016, respectively. No contributions were made during the year ended December 31, 2015.

14. Co-Development Agreements

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

The Company evaluated the deliverables under the Co-Development Agreement and determined that the Co-Development Agreement included one unit of accounting, the research and development services, as the joint research and development committee deliverable was deemed to be de minimus . The Company is recognizing revenue for research and development services as a component of research revenue in the consolidated financial statements as the services are delivered using the proportional performance method of accounting, limited to payments earned. Costs incurred to deliver the services under the Co-Development Agreement are recorded as research and development expense in the consolidated financial statements.

The Company recorded revenue of $0.3 million, $1.8 million and $1.4 million for the years ended December 31, 2017, 2016, and 2015, respectively, under the Co-Development Agreement, and expects to record revenue over the next two years, provided development and regulatory milestones are achieved.

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

The Company evaluated the deliverables under the Allergan Agreement and determined that the Allergan Agreement included two units of accounting, the research and development services for the T2Bacteria II Panel and the research and development services for the T2GNR Panel, as the joint research and development committee and right to cooperatively market deliverables were deemed to be de minimus . The Company is recognizing revenue for research and development services as a component of research revenue in the consolidated financial statements as the services are delivered using the proportional performance method of accounting, limited to payments earned. Costs incurred to deliver the services under the Allergan Agreement are recorded as research and development expense in the consolidated financial statements.

The Company recorded revenue of $0.9 million during the year ended December 31, 2017 under the Allergan Agreement and expects to record revenue over the next two years, provided development and regulatory milestones are achieved.  The Company did not record revenue during the year ended December 31, 2016 under the Allergan Agreement.

15. Quarterly Financial Data (unaudited)

	Year ended December 31, 2017
	(In thousands, except per share data)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue:
Product revenue	$631	$735	$739	$1,335
Research revenue	310	221	369	326
Total revenue	$941	$956	$1,108	$1,661
Costs and expenses:
Cost of product revenue	1,627	1,989	2,106	6,306
Research and development	6,585	7,112	5,880	4,156
Selling, general and administrative	5,874	5,759	5,559	5,565
Total costs and expenses	14,086	14,860	13,545	16,027
Loss from operations	$(13,145)	$(13,904)	$(12,437)	$(14,366)
Net loss	$(14,703)	$(15,456)	$(14,076)	$(18,193)
Per share data:
Net loss per common share—basic and diluted	$(0.48)	$(0.50)	$(0.45)	$(0.51)

	Year ended December 31, 2016
	(In thousands, except per share data)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue:
Product revenue	$437	$151	$580	$579
Research revenue	659	839	504	331
Total revenue	$1,096	$990	$1,084	$910
Costs and expenses:
Cost of product revenue	1,026	1,781	1,894	2,171
Research and development	6,589	6,369	5,200	5,851
Selling, general and administrative	6,204	6,143	5,935	5,795
Total costs and expenses	13,819	14,293	13,029	13,817
Loss from operations	$(12,723)	$(13,303)	$(11,945)	$(12,907)
Net loss	$(13,426)	$(14,046)	$(12,783)	$(14,549)
Per share data:
Net loss per common share—basic and diluted	$(0.55)	$(0.58)	$(0.51)	$(0.48)

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2017. Based on the evaluation of our disclosure controls and procedures as December, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company’s disclosure controls and procedures were not effective due to a material weaknesses in our internal control over financial reporting as described below in Management’s Annual Report on Internal Control over Financial Reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control—Integrated Framework (2013). Based on our assessment, the Company's management identified a material weakness in our internal control over financial reporting relating to the accounting for instruments which are classified as either inventory and property and equipment depending on their future use. Specifically, the Company concluded that a deficiency exists in the design and execution of the review control over the accounting of instrument valuation, including the recoverability analyses for the Company’s instruments.  Management determined that its accounting process for the review of these accounts lacked adequate levels of monitoring and review to appropriately identify and correct errors in the calculation in a timely manner.

The control deficiency described above resulted in certain material and immaterial misstatements in the preliminary financial statement accounts that were corrected prior to the issuance of the annual consolidated financial statements. The errors noted were all related to and corrected in the fourth quarter.  The control deficiency creates a possibility that a material misstatement to our consolidated financial statements will not be prevented or detected on a timely basis, and therefore we concluded that the deficiency represents a material weakness in our internal control over financial reporting and our internal control over financial reporting for instruments in inventory and fixed assets is not effective as of December 31, 2017.

We are developing and implementing new control processes and procedures to address this weakness. We are undertaking steps to design and implement sufficient controls over accounting for inventory.  These steps include increasing oversight by our management in the calculation and reporting of instrument valuation, including the recoverability analyses related to instruments reported in the Company’s balance sheet in both inventory and property and equipment.

Changes in Internal Control Over Financial Reporting

Except as noted above, during the quarter ended December 31, 2017, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

PART III.

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated in this Annual Report by reference from the information under the captions “Board of Directors Information,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in the Proxy Statement to be filed in connection with our 2018 Annual Meeting of Stockholders, or the Proxy Statement.

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

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIA L OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2017 and 2016

Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2017, 2016 and 2015

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2017, 2016 and 2015

Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015

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

10.2	#	Amended and Restated 2014 Incentive Award Plan and form of option agreements thereunder

10.3	#*	Non-Employee Director Compensation Program, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q (File No. 001-36571) filed on August 5, 2015)

10.4	#*

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

10.8	*†

Exclusive License Agreement, dated as of November 7, 2006, as amended on December 2, 2008 and February 21, 2011, by and between The General Hospital Corporation d/b/a Massachusetts General Hospital and the Company (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (File No. 333-197193) filed on July 2, 2014)

10.9	*

Commercial Lease, dated as of May 6, 2013, as amended on September 24, 2013, by and between the Company and Columbus Day Realty, Inc. (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1 (File No. 333-197193) filed on July 2, 2014)

10.10	*

Lease, dated as of August 6, 2010, by and between the Company and King 101 Hartwell LLC, as amended by the First Amendment to Lease on November 30, 2011 and the Second Amendment to Lease on July 11, 2014  (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1/A (File No. 333-197193) filed on July 16, 2014)

10.11	#*	2014 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-1/A (File No. 333-197193) filed on July 28, 2014)

10.12	*†

Supply Agreement by and between the Company and SMC Ltd., effective as of October 10, 2014 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K/A (File No. 001-36571) filed on January 21, 2015)

10.13	*†

Co-Development Partnership Agreement by and between the Company and Canon U.S. Life Sciences, Inc., dated as of February 3, 2015 (incorporated by reference to Exhibit 10.22 of the Company’s Form 10-K (File No. 001-36571) filed on March 4, 2015)

10.14	*	Third Amendment to Lease with King 101 Hartwell LLC on May 27, 2015 (incorporated by referenced to Exhibit 10.1 of the Company’s Form 8-K (File No. 001-36571) filed on May 29, 2015)

10.15	*†

Master Lease Agreement and between the Company and Essex Capital Corporation, dated as of October 31, 2015 (incorporated by reference to Exhibit 10.27 of the Company’s Form 10-K (File No. 001-36571) filed on March 9, 2016)

10.16	#*

Employment Letter Agreement, dated June 30, 2016, by and between the Company and Dr. Joanne Spadoro, Ph. D. (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q (File No. 001-36571) filed on November 8, 2016)

10.17	#*

Change of Control Severance Agreement, dated July 7, 2016, by and between the Company and Dr. Joanne Spadoro, Ph. D. (incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q (File No. 001-36571) filed on November 8, 2016)

10.18	*

Stock Purchase Agreement, dated September 21, 2016, by and among Canon U.S.A., Inc. and the Company (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (File No. 001-36571) filed on September 22, 2016)

10.19	*

Voting and Standstill Agreement, dated September 21, 2016, by and among Canon U.S.A., Inc. and the Company (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K (File No. 001-36571) filed on September 22, 2016)

10.20	*

Registration Rights Agreement, dated September 21, 2016, by and among Canon U.S.A., Inc. and the Company (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K (File No. 001-36571) filed on September 22, 2016)

10.21	†	Co-Development, Collaboration and Co-Marketing Agreement, dated November 1, 2016, by and between the Company and Allergan Sales, LLC

10.22	†

Term Loan Agreement, dated December 30, 2016, by and among the Company, CRG Servicing LLC, as administrative and collateral agent, and the lenders from time to time party thereto and the subsidiary guarantors from time to time party thereto

10.23	*	Security Agreement, dated December 30, 2016, by and among the Company, the other grantors from time to time party thereto and CRG Servicing LLC, as administrative and collateral agent

10.24	*	Warrant to Purchase Shares of Common Stock of T2 Biosystems, Inc., dated December 30, 2016, by and between the Company and CRG Partners III (Cayman) L.P.

10.25	*	Warrant to Purchase Shares of Common Stock of T2 Biosystems, Inc., dated December 30, 2016, by and between the Company and CRG Partners III - Parallel Fund “A” L.P.

10.26	*	Warrant to Purchase Shares of Common Stock of T2 Biosystems, Inc., dated December 30, 2016, by and between the Company and CRG Partners III L.P.

10.27	*	Warrant to Purchase Shares of Common Stock of T2 Biosystems, Inc., dated December 30, 2016, by and between the Company and CRG Partners III Parallel Fund “B” (Cayman) L.P.

10.28	*

Fourth Amendment to Lease, dated March 2, 2017, by and between the Company and King 101 Harwell LLC (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (File No. 001-36571) filed on March 3, 2017)

10.29	*

Amendment No. 1 to Term Loan Agreement, dated March 1, 2017, by and among the Company, CRG Servicing LLC, as administrative and collateral agent, and the lenders party thereto (incorporated by reference to Exhibit 10.3 of the Company’s Form 10-Q (File No. 001-36571) filed on May 8, 2017)

10.30	*

Amendment to Co-Development, Collaboration and Co-Marketing Agreement, by and between the Company and Allergan Sales, LLC, dated June 1, 2017 (incorporated by reference to Exhibit 10.3 of the Company’s Form 10-Q (File No. 001-36571) filed on August 4, 2017)

10.31	*†

Amendment to Supply Agreement, by and between the Company and SMC Ltd., dated August 29, 2017 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (File No. 001-36571) filed on August 29, 2017)

10.32	*

Second Amendment to Supply Agreement, by and between the Company and SMC Ltd., dated December 22, 2017 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (File No. 001-36571) filed on December 27, 2017)

10.33	*

Lease Indenture Agreement, dated September 21, 2017, by and between 91 Hartwell Ave. Trust and the Company (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q (File No. 001-36571) filed on November 3, 2017)

10.34	*#

T2 Biosystems, Inc. Inducement Award Plan and form of stock option agreement, form of restricted stock agreement and form of restricted stock unit agreement thereunder (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (File No. 001-36571) filed on March 7, 2018)

10.35	#	Employment Offer Letter, dated as of March 7, 2016, by and between the Company and Alex Barclay

10.36	#	Change of Control Severance Agreement, dated February 1, 2017, as amended on March 6, 2018, by and between the Company and Alex Barclay

10.37	#	Amendment to Change of Control Severance Agreement, by and between the Company and Alex Barclay, dated March 6, 2018

10.38	#	Employment Offer Letter, dated as of January 30, 2018, by and between the Company and John M. Sprague

10.39	#	Change of Control Severance Agreement, dated January 30, 2018, by and between the Company and John M. Sprague

10.40		Amendment No. 2 to Commercial Lease, dated as of September 21, 2015,, by and between the Company and Columbus Day Realty, Inc.

10.41		Amendment No. 3 to Commercial Lease, dated as of August 10, 2017, by and between the Company and Columbus Day Realty, Inc.

10.42		Amendment No. 2 to Term Loan Agreement, dated December 18, 2017, by and among the Company, CRG Servicing LLC, as administrative and collateral agent, and the lenders party thereto

10.43		Amendment No. 3 to Term Loan Agreement, dated March 16, 2018, by and among the Company, CRG Servicing LLC, as administrative and collateral agent, and the lenders party thereto

10.44	#	Amendment Number Three to Consulting Agreement, by and between the Company and Robert S. Langer, dated as of October 13, 2017

10.45	#	Employment Offer Letter, dated as of April 16, 2017, by and between the Company and Darlene Deptula-Hicks

10.46	#	Change of Control Severance Agreement, dated April 16, 2017, by and between the Company and Darlene Deptula-Hicks

21.1		Subsidiaries of the Registrant

23.1		Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

24.1		Power of Attorney (included on the signature page hereto).

31.1		Certification of principal executive officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2		Certification of principal financial officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1		Certification of the principal executive and financial officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. section 1350.

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

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 19, 2018.

T2 BIOSYSTEMS, INC.

By:	/S/ John McDonough
Name:	John McDonough
Title:	President, Chief Executive Officer and Director
(principal executive officer)

 March 19, 2018

By:	/s/ JOHN M. SPRAGUE
Name:	John M. Sprague
Title:	Chief Financial Officer
(principal financial officer and principal
accounting officer)

March 19, 2018

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints John McDonough and John Sprague, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/ S / JOHN MCDONOUGH	President, Chief Executive Officer and Director (principal executive officer)	March 19, 2018
John McDonough

/ s / JOHN M. SPRAGUE	Chief Financial Officer (principal accounting officer)	March 19, 2018
John M. Sprague

/ S / STANLEY N. LAPIDUS	Director	March 19, 2018
Stanley N. Lapidus

/ S / ADRIAN M. JONES	Director	March 19, 2018
Adrian M. Jones

/ S / MICHAEL J. CIMA, PH.D.	Director	March 19, 2018
Michael J. Cima, Ph.D.

/ S / JOHN W. CUMMING	Director	March 19, 2018
John W. Cumming

/ S / DAVID B. ELSBREE	Director	March 19, 2018
David B. Elsbree

/ S / SEYMOUR LIEBMAN	Director	March 19, 2018
Seymour Liebman