Form 10-Q
period 2018-03-31
T2 Biosystems, Inc.
filed 2018-05-08
CIK 1492674

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of May 3, 2018, the registrant had 36,019,883 shares of common stock outstanding.

T2 BIOSYSTEMS, INC.

i

PART I.

FINANCIAL INFORMATION

Item 1. Financial Statements

T2 BIOSYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	March 31, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$29,733	$41,799
Accounts receivable	582	467
Prepaid expenses and other current assets	626	708
Inventories	2,082	1,344
Total current assets	33,023	44,318
Property and equipment, net	8,710	10,015
Restricted cash	180	260
Other assets	206	268
Total assets	$42,119	$54,861
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$779	$648
Accrued expenses and other current liabilities	5,606	6,218
Derivative liability	2,096	2,238
Notes payable	41,303	40,696
Deferred revenue	887	1,736
Current portion of lease incentives	251	246
Total current liabilities	50,922	51,782
Notes payable, net of current portion	609	1,008
Lease incentives, net of current portion	675	731
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding at March 31, 2018 and December 31, 2017	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 36,019,883 and 35,948,900 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	36	36
Additional paid-in capital	268,807	267,421
Accumulated deficit	(278,930)	(266,117)
Total stockholders’ (deficit) equity	(10,087)	1,340
Total liabilities and stockholders’ equity	$42,119	$54,861

See accompanying notes to condensed consolidated financial statements.

T2 BIOSYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Revenue:
Product revenue	$1,048	$631
Research revenue	1,263	310
Total revenue	2,311	941
Costs and expenses:
Cost of product revenue	3,273	1,627
Research and development	4,718	6,585
Selling, general and administrative	5,755	5,874
Total costs and expenses	13,746	14,086
Loss from operations	(11,435)	(13,145)
Interest expense, net	(1,568)	(1,637)
Other income, net	90	79
Net loss and comprehensive loss	$(12,913)	$(14,703)
Net loss per share — basic and diluted	$(0.36)	$(0.48)
Weighted-average number of common shares used in computing net loss per share — basic and diluted	35,978,306	30,531,180

See accompanying notes to condensed consolidated financial statements.

T2 BIOSYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities
Net loss	$(12,913)	$(14,703)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	629	694
Stock-based compensation expense	1,381	1,157
Change in fair value of derivative instrument	(142)	—
Non-cash interest expense	560	639
Deferred rent	(52)	(53)
Changes in operating assets and liabilities:
Accounts receivable	(115)	(82)
Prepaid expenses and other assets	145	(111)
Inventories	64	314
Accounts payable	132	199
Accrued expenses and other liabilities	(682)	(494)
Deferred revenue	(749)	(318)
Net cash used in operating activities	(11,742)	(12,758)
Cash flows from investing activities
Purchases and manufacture of property and equipment	(56)	(1,594)
Net cash used in investing activities	(56)	(1,594)
Cash flows from financing activities
Proceeds from issuance of common stock and stock options exercises, net	4	339
Payments of issuance costs for notes payable	—	(354)
Repayments of note payable	(352)	(299)
Net cash used in financing activities	(348)	(314)
Net decrease in cash, cash equivalents and restricted cash	(12,146)	(14,666)
Cash, cash equivalents and restricted cash at beginning of period	42,059	73,748
Cash, cash equivalents and restricted cash at end of period	$29,913	$59,082
Supplemental disclosures of cash flow information
Cash paid for interest	$972	$993
Supplemental disclosures of noncash activities
Transfer of T2 owned instruments and components to inventory	$802	$0
Accrued property and equipment	$119	$61

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

Liquidity and Going Concern

At March 31, 2018, the Company had cash and cash equivalents of $29.7 million and an accumulated deficit of $278.9 million. The future success of the Company is dependent on its ability to successfully commercialize its products, obtain regulatory clearance for and successfully launch its future product candidates, obtain additional capital and ultimately attain profitable operations. Historically, the Company has funded its operations primarily through its August 2014 initial public offering, its December 2015 confidentially marketed public offering (“CMPO”), its September 2016 private investment in public equity (“PIPE”) financing, its September 2017 CMPO, private placements of redeemable convertible preferred stock and through debt financing arrangements.

The Company is subject to a number of risks similar to other newly commercial life science companies, including, but not limited to commercially launching the Company’s products, development and market acceptance of the Company’s product candidates, development by its competitors of new technological innovations, protection of proprietary technology, and raising additional capital.

Having obtained authorization from the FDA to market T2Dx and T2Candida, the Company has incurred significant commercialization expenses related to product sales, marketing, manufacturing and distribution. The Company may seek to fund its operations through public equity or private equity or debt financings, as well as other sources. However, the Company may be unable to raise additional funds or enter into such other arrangements when needed, on favorable terms, or at all. The Company’s failure to raise capital or enter into such other arrangements if and when needed would have a negative impact on the Company’s business, results of operations and financial condition and the Company’s ability to develop and commercialize T2Dx, T2Candida, T2Bacteria and other product candidates.

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

Management believes that its existing cash and cash equivalents at March 31, 2018, together with funding available under the Term Loan Agreement (as defined below), will be sufficient to allow the Company to fund its current operating plan through March 31, 2019. However, as certain elements of the Company’s operating plan are outside of the Company’s control, including the approval of the Company’s T2Bacteria Panel and receipt of certain development and regulatory milestone payments under the Company’s Co-Development agreements, they cannot be considered probable. Under ASC 205-40, the future receipt of potential funding from the Company’s Co-Development partners and other resources cannot be considered probable at this time because none of the plans are entirely within the Company’s control. In addition, the Company is required to maintain a minimum cash balance under its Term Loan Agreement with CRG Servicing LLC (“CRG”) (Note 6).

These conditions raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year after the date that the financial statements are issued. Management’s plans to alleviate the conditions that raise substantial doubt include raising additional funding, earning milestone payments pursuant to the Company’s Co-Development agreements, delaying certain research projects and capital expenditures and eliminating certain future operating expenses in order to fund operations at reduced levels for the Company to continue as a going concern for a period of 12 months from the date the financial statements are issued. Management has concluded the likelihood that its plan to obtain sufficient funding from one or more of these sources or adequately reduce expenditures will be successful, while reasonably possible, is less than probable. Accordingly, the Company has concluded that substantial doubt exists about the Company’s ability to continue as a going concern for a period of at least twelve months from the date of issuance of these consolidated financial statements.

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

For more information, refer to the section titled “Liquidity and Capital Resources” in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations and the section entitled “Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2017, for additional risks associated with our capital needs.

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

We have evaluated subsequent events from March 31, 2018 through the date of the issuance of these condensed consolidated financial statements and have determined that no material subsequent events have occurred that would have a material effect on the information presented in these consolidated financial statements.

Unaudited Interim Financial Information

Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

The accompanying interim condensed consolidated balance sheet as of March 31, 2018, the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2018 and 2017, the condensed consolidated statements of cash flows for the three months ended March 31, 2018 and 2017 and the related financial data and other information disclosed in these notes are unaudited. The unaudited interim financial statements have been prepared on the same basis as the audited annual financial statements, and, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of March 31, 2018, and the results of its operations and its cash flows for the three months ended March 31, 2018 and 2017. The results for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018, any other interim periods, or any future year or period.

Segment Information

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is the Chief Executive Officer. The Company views its operations and manages its business in one operating segment, which is the business of developing and, upon regulatory clearance, commercializing its diagnostic products aimed at lowering mortality rates, improving patient outcomes and reducing the cost of healthcare by helping medical professionals make targeted treatment decisions earlier.

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

As of March 31, 2018 and December 31, 2017, the Company had not experienced any material losses related to these indemnification obligations, and no material claims with respect thereto were outstanding. The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related reserves were established.

Revenue Recognition

The Company adopted ASC 606, Revenue from Contracts with Customers (“ASC 606”) on January 1, 2018 using the modified retrospective method for all contracts not completed as of the date of adoption. For contracts that were modified before the effective date, the Company reflected the aggregate effect of all modifications when identifying performance obligations and allocating transaction price in accordance with practical expedient ASC 606-10-65-1-(f)-4.  The reported results for 2018 reflect the application of ASC 606 guidance while the reported results for 2017 were prepared under the guidance of ASC 605, Revenue Recognition (“ASC 605” or "legacy GAAP").  The impact of ASC 606 as of, and for the three months ended, March 31, 2018 was not material to the condensed consolidated financial statements.

The Company generates revenue from product sales, the sale of instruments, consumable diagnostic tests, related services, reagent rental agreements and research and development agreements with third parties.  Pursuant to ASC 606, revenue is recognized when a customer obtains control of promised goods or services. The amount of revenue recognized reflects the consideration the Company expects to be entitled to receive in exchange for these goods and services.

Once a contract is determined to be within the scope of ASC 606 at contract inception, the Company reviews the contract to determine which performance obligations the Company must deliver and which of these performance obligations are distinct. The

Company recognizes as revenues the amount of the transaction price that is allocated to the respective performance obligation when the performance obligation is satisfied or as it is satisfied. Generally, the Company's performance obligations are transferred to customers at a point in time, typically upon shipment, or over time, as services are performed.

Most of the Company’s contracts with customers contain multiple performance obligations. For these contracts, the Company accounts for individual performance obligations separately if they are distinct. The transaction price is allocated to the separate performance obligations on a relative standalone selling price basis.

Product revenue is generated by the sale of instruments and consumable diagnostic tests predominantly through the Company’s direct sales force in the United States and distributors in geographic regions outside the United States. The Company does not offer product return or exchange rights (other than those relating to defective goods under warranty) or price protection allowances to its customers, including its distributors. Payment terms granted to distributors are the same as those granted to end-user customers and payments are not dependent upon the distributors’ receipt of payment from their end-user customers. The Company either sells instruments to customers and international distributors, or retains title and places the instrument at the customer site pursuant to a reagent rental agreement. When an instrument is purchased by a customer, the Company recognizes revenue when the related performance obligation is satisfied (i.e. when the control of an instrument has passed to the customer; typically, at shipping point). When the instrument is placed under a reagent rental agreement, the Company’s customers generally agree to fixed term agreements, which can be extended, and incremental charges on each consumable diagnostic test purchased. Revenue from the sale of consumable diagnostic tests (under a reagent rental agreement) is recognized upon shipment.  The transaction price from consumables purchases is allocated between the lease of the instrument (under a contingent rent methodology as provided for in ASC 840, Leases), and the consumables when related performance obligations are satisfied as a component of lease and product revenue. Revenue associated with reagent rental consumable purchases is currently classified as variable consideration and constrained until a purchase order is received and related performance obligations have been satisfied.  Shipping and handling costs billed to customers in connection with a product sale are recorded as a component of the transaction price and allocated to product revenue in the consolidated statements of operations and comprehensive loss as they are incurred by the Company in fulfilling its performance obligations.

Direct sales of instruments include warranty, maintenance and technical support services typically for one year following the installation of the purchased instrument (“Maintenance Services”).   Warranty and Maintenance Services are separate performance obligations as they are service based warranties and are recognized straight-line over the service delivery period. After the completion of the initial Maintenance Services period, customers have the option to renew or extend the Maintenance Services typically for additional one-year periods in exchange for additional consideration.  The extended Maintenance Services are also service based warranties that represent separate purchasing decisions.  The Company recognizes revenue allocated to the extended Maintenance Services performance obligation straight-line over the service delivery period.

The Company warrants that consumable diagnostic tests will be free from defects, when handled according to product specifications, for the stated life of the product. To fulfill valid warranty claims, the Company provides replacement product free of charge. Accordingly, the Company accrues warranty expense associated with the estimated defect rates of the consumable diagnostic tests.

Revenue earned from activities performed pursuant to research and development agreements is reported as research revenue in the consolidated statements of operations and comprehensive loss, and is recognized overtime using an input method as the work is completed, limited to payments earned. The related costs are expensed as incurred as research and development expense. The timing of receipt of cash from the Company’s research and development agreements generally differs from when revenue is recognized.  Milestones are contingent on the occurrence of future events and are considered variable consideration being constrained until the Company believes a significant revenue reversal will not occur.  Refer to Footnote 11 for further details regarding the Company’s research and development arrangements.

Disaggregation of Revenue

We disaggregate our revenue from contracts with customers by type of products and services, as we believe it best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. The following table disaggregates our revenue by major source (in thousands):

Three months ended, March 31, 2018
Product Revenue
Instruments	$221
Consumables	746
Instrument Rentals	81
Total Product Revenue	1,048
Research Revenue	1,263
Total Revenue	$2,311

Remaining Performance Obligations

Remaining performance obligations represent the transaction price of firm orders for which work has not been performed or goods and services have not been delivered. As of March 31, 2018, the aggregate amount of transaction price allocated to remaining performance obligations for contracts with an original duration greater than one year was $2.3 million. We do not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed. The Company expects to recognize revenue on approximately 98% of the remaining performance obligations over the next nine months with the remainder recognized thereafter.

Significant Judgments

Our contracts with customers often include promises to transfer multiple products and services to a customer. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. Once we determine the performance obligations, the Company determines the transaction price, which includes estimating the amount of variable consideration to be included in the transaction price, if any. We then allocate the transaction price to each performance obligation in the contract based on a relative stand-alone selling price method. The corresponding revenue is recognized as the related performance obligations are satisfied as discussed in the revenue categories above.

Judgment is required to determine the standalone selling price for each distinct performance obligation. We determine standalone selling price based on the price at which the performance obligation is sold separately. If the standalone selling price is not observable through past transactions, we estimate the standalone selling price taking into account available information such as market conditions and the expected costs and margin related to the performance obligations.

Contract Liabilities

The Company’s contract liabilities consist of upfront payments for research and development contracts and Maintenance Services on instrument sales. We classify these contract liabilities in deferred revenue as current or noncurrent based on the timing of when we expect to recognize revenue.  Revenue recognized, in the first quarter of 2018, relating to contract liabilities at December 31, 2017 was $1.3 million and related to performance of research and development services and straight-line revenue recognition associated with maintenance agreements.

Cost to Obtain and Fulfill a Contract

The Company does not meet the recoverability criteria to capitalize costs to obtain or fulfill instrument purchases.  Reagent rental agreements do not meet the recoverability criteria to capitalize costs to obtain the contracts and the costs to fulfill the contracts are under the scope of ASC 840.  At the end of each reporting period, the Company assesses whether any circumstances have changed to meet the criteria for capitalization. The Company did not incur any expenses to obtain research and development agreements and costs to fulfill those contracts do not generate or enhance resources of the entity.  As such, no costs to obtain or fulfill a contract have been capitalized at period end.

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

Accounting Standards Adopted

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASC 2016-15”), which provides guidance on the classification of certain specific cash flow issues including debt prepayment or extinguishment costs, settlement of certain debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of certain insurance claims and distributions received from equity method investees. The standard requires the use of a retrospective approach to all periods presented, but may be applied prospectively if retrospective application would be impracticable. The guidance is effective for public entities for fiscal years beginning after December 15, 2017, and interim periods within those years, and early application is permitted. The Company has adopted ASU 2016-15 retrospectively and has reflected the statement of cash flows in accordance with this guidance.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”), which requires that a statement of cash flows explains the change in the total of cash, cash equivalents and restricted cash during the period. Amounts described as restricted cash should be included with cash and cash equivalents when reconciling the beginning of period and end of period amounts shown on the statement of cash flows. The Company has reflected restricted cash with cash and cash equivalents when reconciling the beginning and end of period amounts shown on the statement of cash flows in accordance with ASU 2016-18.

In June 2014, the FASB issued amended guidance, ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which is applicable to revenue recognition that will now be effective for the Company for the year ending December 31, 2018, as a result of the deferral of the effective date adopted by the FASB in July 2015. The new guidance must be adopted using either a full retrospective approach for all periods presented or a modified retrospective approach. Early adoption prior to the original adoption date of ASU 2014-09 is not permitted. The new guidance applies a more principles-based approach to revenue recognition. The Company adopted ASU 2014-09 on January 1, 2018 using the modified retrospective method for all contracts not completed as of the date of adoption. For contracts that were modified before the effective date, the Company reflected the aggregate effect of all modifications when identifying performance obligations and allocating transaction price, which did not have a material effect on the adjustment to accumulated deficit. The reported results for 2018 reflect the application of ASU 2014-09 guidance while the reported results for 2017 were prepared under the guidance of ASC 605, Revenue Recognition.

Accounting Standards Issued, Not Adopted

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

3. Fair Value Measurements

The Company measures the following financial assets at fair value on a recurring basis. There were no transfers between levels of the fair value hierarchy during any of the periods presented. The following tables set forth the Company’s financial assets carried at fair value categorized using the lowest level of input applicable to each financial instrument as of March 31, 2018 and December 31, 2017 (in thousands):

	Balance at March 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash	$6,319	$6,319	$—	$—
Money market funds	23,414	23,414	—	—
Restricted cash	180	180	—	—
	$29,913	$29,913	$—	$—

Liabilities:
Derivative liability	$2,096	$—	$—	$2,096
	$2,096	$—	$—	$2,096

	Balance at December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash	$3,463	$3,463	$—	$—
Money market funds	38,336	38,336	—	—
Restricted cash	260	260	—	—
	$42,059	$42,059	$—	$—

Liabilities:
Derivative liability	$2,238	$—	$—	$2,238
	$2,238	$—	$—	$2,238

The Company’s Term Loan Agreement with CRG (Note 6) contains certain provisions that change the underlying cash flows of the instrument, including an interest-only period dependent on the achievement of receiving 510(k) clearance for the marketing of T2Bacteria by the FDA on or before April 30, 2018 (the “Approval Milestone”), and acceleration of the obligations under the Loan Agreement under an event of default. In addition, under certain circumstances, a default interest rate of an additional 4.0% per annum will apply at the election of CRG on all outstanding obligations during the occurrence and continuance of an event of default. The

Company concluded that these features are not clearly and closely related to the host instrument, and represent a single compound derivative and is required to be re-measured at fair value on a quarterly basis.

During the fourth quarter of 2017, the Company received communication from the FDA that suggested the approval timeline of T2Bacteria could be longer than the Company initially anticipated. The delay resulted in an increase in the probability of not achieving the Approval Milestone by April 30, 2018, as well an increase in the probability of the payment of contingent interest in future periods, based on the contractual payments that exist as of December 31, 2017. At December 31, 2017, the Company recorded a derivative liability related to the Company’s debt agreement with CRG of $2.2 million. The estimated fair value of the derivative liability was determined using a probability-weighted discounted cash flow model that includes principal and interest payments under the following scenarios: FDA approval by April 30, 2018 (40%), FDA approval after April 30, 2018 (20%) and no FDA approval (40%).

In March 2018, the Term Loan Agreement was amended to extend the Approval Milestone to June 30, 2018, the additional $10.0 million funding through September 27, 2018 and reduce the fiscal year 2018 revenue target to $7.0 million. The fair value of the derivative at March 31, 2018 is $2.1 million. The estimated fair value of the derivative liability was determined using a probability-weighted discounted cash flow model that includes principal and interest payments under the following scenarios: FDA approval by June 30, 2018 (55%), FDA approval after June 30, 2018 (5%) and no FDA approval (40%). Should the Company’s assessment of these probabilities change, including amendments of certain revenue targets, there could be a change to the fair value of the derivative liability.

The following table provides a roll-forward of the fair value of the derivative liability (in thousands):

Balance at December 31, 2017	$2,238
Change in fair value of derivative liability, recorded as interest expense	(142)
Balance at March 31, 2018	$2,096

4. Restricted Cash

The Company is required to maintain a security deposit for its operating lease agreement for the duration of the lease agreement and for its credit cards as long as they are in place. At March 31, 2018 and December 31, 2017, the Company had certificates of deposit for $180,000 and $260,000, respectively, which represented collateral as security deposits for its operating lease agreement for its facility and its credit cards. The $80,000 change is classified as unrestricted cash at March 31, 2018.

5. Supplemental Balance Sheet Information

Inventories

Inventories are stated at the lower of cost or net realizable value on a first-in, first-out basis and are comprised of the following (in thousands):

	March 31, 2018	December 31, 2017
Raw materials	$635	$539
Work-in-process	1,066	562
Finished goods	381	243
Total inventories, net	$2,082	$1,344

Property and Equipment

Property and equipment consists of the following (in thousands):

	March 31, 2018	December 31, 2017
Office and computer equipment	$409	$409
Software	743	743
Laboratory equipment	4,319	4,224
Furniture	200	200
Manufacturing equipment	910	910
Manufacturing tooling and molds	255	255
T2-owned instruments and components	6,638	7,370
Leasehold improvements	3,437	3,437
Construction in progress	1,551	1,591
	18,462	19,139
Less accumulated depreciation and amortization	(9,752)	(9,124)
Property and equipment, net	$8,710	$10,015

Construction in progress is primarily comprised of equipment and leasehold improvement projects that have not been placed in service. T2-owned instruments and components is comprised of raw materials and work-in-process inventory that are expected to be used or used to produce T2-owned instruments, based on our business model and forecast, and completed instruments that will be used for internal research and development, clinical studies or reagent rental agreements with customers. At March 31, 2018, there were no raw materials and work-in-process inventory in T2-owned instruments and components compared to $0.8 million at December 31, 2017. Completed T2-owned instruments are placed in service once installation procedures are completed and are depreciated over five years. Depreciation expense for T2-owned instruments placed at customer sites pursuant to reagent rental agreements is recorded as a component of cost of product revenue and totaled approximately $0.2 million for the three months ended March 31, 2018 and 2017. Depreciation expense for T2-owned instruments used for internal research and development and clinical studies is recorded as a component of research and development expense. During the fourth quarter of 2017, the Company received communication from the FDA that suggested the approval timeline would be longer than the Company initially anticipated.  The Company assessed the recoverability of T2-owned instruments based on delayed T2Bacteria cash flows and recorded an impairment charge of $2.6 million, related to T2-owned instruments and components, which was recorded in the cost of product revenue as of December 31, 2017.  The fair value used in the impairment calculation was based on the best estimated selling price of the underlying T2-owned instruments, less the estimated cost to sell the instruments. The Company did not record any impairment charges in the three months ended March 31, 2018.

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	March 31, 2018	December 31, 2017
Accrued payroll and compensation	$2,899	$2,793
Accrued research and development expenses	453	818
Accrued professional services	698	1,018
Other accrued expenses	1,556	1,589
Total accrued expenses	$5,606	$6,218

At March 31, 2018 and December 31, 2017, a fee associated with the Company’s Term Loan Agreement (Note 6) of $0.8 million and $0.6 million, respectively, is included in accrued expenses and other current liabilities, to match the classification of the associated debt.

6. Notes Payable

Future principal payments on the notes payable are as follows (in thousands):

	March 31, 2018	December 31, 2017
Term loan agreement, net of deferred issuance costs of $2.5 million and $3.0 million, respectively	$39,782	$39,228
Equipment lease credit facility, net of deferred issuance cost of $29 thousand and $45 thousand, respectively	2,130	2,476
Total notes payable	41,912	41,704
Less: current portion of notes payable	(41,303)	(40,696)
Notes payable, net of current portion	$609	$1,008

The Term Loan Agreement with CRG is classified as a current liability on the balance sheet at March 31, 2018 and December 31, 2017, based on the Company’s consideration of the probability of violating a minimum liquidity covenant included in the Term Loan Agreement.  The contractual terms of the agreement require payments of $5.8 million, $23.0 million and $17.2 million during the years ended December 31, 2020, 2021 and 2022, respectively.

Term Loan Agreement

In December 2016, the Company entered into a Term Loan Agreement (the “Term Loan Agreement”) with CRG. The Company initially borrowed $40.0 million pursuant to the Term Loan Agreement and may borrow up to an additional $10.0 million at any time through and including July 27, 2018, provided that, among other conditions, the Company receives 510(k) clearance for the marketing of T2Bacteria by the FDA on or before April 30, 2018. The Term Loan Agreement has a six-year term with three years (through December 30, 2019) of interest-only payments, which period shall be extended to four years (through December 30, 2020) if the Company achieves the Approval Milestone, after which quarterly principal and interest payments will be due through the December 30, 2022 maturity date. Interest on the amounts borrowed under the Term Loan Agreement accrues at an annual fixed rate of (a) prior to the Approval Milestone, 12.5%, 4.0% of which may be deferred during the interest-only period by adding such amount to the aggregate principal loan amount and (b) following the Approval Milestone, 11.5%, 3.5% of which may be deferred during the interest-only period by adding such amount to the aggregate principal loan amount. In addition, if the Company achieves certain financial performance metrics, the loan will convert to interest-only until the December 30, 2022 maturity, at which time all unpaid principal and accrued unpaid interest will be due and payable. The Company is required to pay CRG a financing fee based on the loan principal amount drawn. The Company is also required to pay a final payment fee of 8.0% of the principal outstanding upon repayment.

The Company may prepay all or a portion of the outstanding principal and accrued unpaid interest under the Term Loan Agreement at any time upon prior notice subject to a certain prepayment fee during the first five years of the term and no prepayment fee thereafter. As security for its obligations under the Term Loan Agreement the Company entered into a security agreement with CRG whereby the Company granted a lien on substantially all of its assets, including intellectual property. The Term Loan Agreement also contains customary affirmative and negative covenants for a credit facility of this size and type, including a requirement to maintain a minimum cash balance. The Term Loan Agreement also requires the Company to achieve certain revenue targets, whereby the Company is required to pay double the amount of any shortfall as an acceleration of principal payments. The revenue target for fiscal 2018 is $7.0 million. The Term Loan Agreement includes a subjective acceleration clause whereby an event of default, including a material adverse change in the business, operations, or conditions (financial or otherwise), could result in the acceleration of the obligations under the Term Loan Agreement. Under certain circumstances, a default interest rate of an additional 4.0% per annum will apply at the election of CRG on all outstanding obligations during the occurrence and continuance of an event of default. CRG has not exercised its right under this clause, as there have been no such events.

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

In March 2018, the Term Loan Agreement was amended to extend the Approval Milestone to June 30, 2018, extend the additional $10.0 million funding through September 27, 2018 and reduce the fiscal year 2018 revenue target to $7.0 million. The Company assessed the terms and features of the Term Loan Agreement, including the interest-only period dependent on the achievement of the Approval Milestone by June 30, 2018, and acceleration of the obligations under the Term Loan Agreement under an event of default, of the Term Loan Agreement in order to identify any potential embedded features that would require bifurcation. In addition, under certain circumstances, a default interest rate of an additional 4.0% per annum will apply at the election of CRG on all outstanding obligations during the occurrence and continuance of an event of default, The Company concluded that the features of the Term Loan Agreement are not clearly and closely related to the host instrument, and represent a single compound derivative and is required to be re-measured at fair value on a quarterly basis. At December 31, 2017, the Company recorded a derivative liability related to the Company’s debt agreement with CRG of $2.2 million. The fair value of the derivative at March 31, 2018 is $2.1 million.

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

Equipment Lease Credit Facility

In October 2015, the Company signed a $10.0 million Credit Facility (the “Credit Facility”) with Essex Capital Corporation (the “Lessor”) to fund capital equipment needs. As one of the conditions of the Term Loan Agreement, the Credit Facility is capped at a maximum of $5.0 million. Under the Credit Facility, Essex will fund capital equipment purchases presented by the Company. The Company will repay the amounts borrowed in 36 equal monthly installments from the date of the amount funded. At the end of the 36 month lease term, the Company has the option to (a) repurchase the leased equipment at the lesser of fair market value or 10% of the original equipment value, (b) extend the applicable lease for a specified period of time, which will not be less than one year, or (c) return the leased equipment to the Lessor.

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

Common Stock

The Company authorized 200,000,000 shares of common stock, $0.001 par value per share, of which 36,019,883 and 35,948,900 were outstanding as of March 31, 2018 and December 31, 2017, respectively.

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

The number of shares reserved for future issuance under the 2014 Plan is the sum of (1) 823,529 shares, (2) any shares that were granted under the 2006 Plan which are forfeited, lapsed unexercised or are settled in cash subsequent to the effective date of the 2014 Plan and (3) an annual increase on the first day of each calendar year beginning January 1, 2015 and ending on January 1, 2024, equal to the lesser of (A) 4% of the shares outstanding (on an as-converted basis) on the final day of the immediately preceding calendar year, and (B) such smaller number of shares determined by the Company’s Board of Directors. As of March 31, 2018, there were 513,627 shares available for future grant under the 2014 Plan.

Inducement Award Plan

The Company’s Inducement Award Plan (“Inducement Plan”), which was adopted in March 2018, provides for the granting of equity awards to new employees, which includes options, restricted stock awards, restricted stock units, performance awards, dividend equivalent awards, stock payment awards and stock appreciation rights. The aggregate number of shares of common stock which may be issued or transferred pursuant to awards under the Inducement Plan is 625,000 shares. Any awards that forfeit, expire, lapse, or are settled for cash without the delivery of shares to the holder are available for the grant of an award under the Inducement Plan. Any shares repurchased by or surrendered to the Company that are returned shall be available for grant of an award under the Inducement Plan. The payment of dividend equivalents in cash in conjunction with any outstanding Award shall not be counted against the shares available for issuance under the Inducement Plan. As of March 31, 2018, there were 400,000 shares available for future grant under the Inducement Plan.

Stock Options

During the three months ended March 31, 2018 and 2017, the Company granted stock options with an aggregate fair value of $4.4 million and $1.7 million, respectively, which are being amortized into compensation expense over the vesting period of the stock options as the services are being provided.

The following is a summary of stock option activity under the Plans (in thousands, except share and per share amounts):

	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value
Outstanding at December 31,2017	3,785,083	$7.31	6.88	$1,989
Granted	1,303,750	5.47
Exercised	(21,014)	3.21		51
Forfeited	(503,693)	6.56
Cancelled	(22,044)	14.07
Outstanding at March 31, 2018	4,542,082	6.85	7.10	6,824
Exercisable at March 31, 2018	2,431,162	7.30	5.12	4,816
Vested or expected to vest at March 31, 2018	4,046,752	6.98	6.79	6,315

Included in the stock options outstanding as of December 31, 2017 are 106,066 performance based options, which were forfeited during the period ended March 31, 2018 as the performance conditions were not achieved.

The weighted-average  grant date fair values of stock options granted in the three month periods ended March 31, 2018 and 2017 were $3.41 per share and $3.34 per share, respectively, and were calculated using the following estimated assumptions:

	Three Months Ended
	March 31,
	2018	2017
Weighted-average risk-free interest rate	2.63%	2.02%
Expected dividend yield	—%	—%
Expected volatility	68%	63%
Expected terms	6.0 years	6.0 years

The total fair values of stock options that vested during the three months ended March 31, 2018 and 2017 were $0.8 million and $1.1 million, respectively.

As of March 31, 2018, there was $7.8 million of total unrecognized compensation cost related to unvested stock options granted under the Stock Incentive Plans. Total unrecognized compensation cost will be adjusted for future changes in the estimated forfeiture rate. The Company expects to recognize that cost over a remaining weighted-average period of 3.07 years as of March 31, 2018.

Restricted Stock Units

During the three months ended March 31, 2018, the Company awarded shares of restricted stock units to certain employees and directors at no cost to them, which cannot be sold, assigned, transferred or pledged during the restriction period. The restricted stock and restricted stock units, excluding any restricted stock units with market conditions, vest through the passage of time, assuming continued employment. Restricted stock units are not included in issued and outstanding common stock until the shares are vested and released. The fair value of the award at the time of the grant is expensed on a straight line basis. The granted restricted stock units had an aggregate fair value of $6.2 million, which are being amortized into compensation expense over the vesting period of the options as the services are being provided.

Included in the restricted stock units granted during the three months ended March 31, 2018 are 1,179,089 restricted stock units with market conditions, which vest upon the achievement of stock price targets. The compensation cost for restricted stock units with market conditions is being recorded over the derived service period and was $0.2 million for the three months ended March 31, 2018.

The following is a summary of restricted stock unit activity under the 2014 Plan (in thousands, except share and per share amounts):

	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2017	606,497	5.23
Granted	1,217,189	5.06
Vested	(64,772)	5.82
Forfeited	(44,451)	5.72
Cancelled	—	—
Nonvested at March 31, 2018	1,714,463	5.08

During the three months ended March 31, 2018, 64,772 restricted stock units vested and 14,803 shares were withheld to cover employee tax. As of March 31, 2018, there was $7.7 million of total unrecognized compensation cost related to unvested restricted stock units granted under the Stock Incentive Plans, including the unrecognized compensation expense of stock options with market conditions deemed probable of vesting. The Company expects to recognize that cost over a remaining weighted-average period of 1.02 years, as of March 31, 2018.

Stock-Based Compensation Expense

The following table summarizes the stock-based compensation expense resulting from awards granted under stock incentive plans, including the 2014 ESPP, that was recorded in the Company’s results of operations for the periods presented (in thousands):

	Three Months Ended March 31,
	2018	2017
Cost of product revenue	$22	$30
Research and development	369	302
Selling, general and administrative	966	796
Total stock-based compensation expense	$1,357	$1,128

For the three months ended March 31, 2018 and 2017, $24,000 and $29,000 of stock-based compensation expenses were capitalized as part of inventory or T2Dx instruments and components, respectively.

9. Warrants

In connection with the Term Loan Agreement entered into in December 2016, the Company issued to CRG four separate warrants to purchase a total of 528,958 shares of the Company’s common stock. The warrants are exercisable any time prior to December 30, 2026 at a price of $8.06 per share, with typical provisions for termination upon a change of control or a sale of all or substantially all of the assets of the Company. The warrants are classified within shareholders’ equity, and the proceeds were allocated between the debt and warrants based on their relative fair value. The fair value of the warrants was determined by the Black-Scholes-Merton option pricing model. The fair value of the warrants at issuance was $1.8 million.

10. Net Loss Per Share

The following shares were excluded from the calculation of diluted net loss per share applicable to common stockholders, prior to the application of the treasury stock method, because their effect would have been anti-dilutive for the periods presented:

	Three Months Ended March 31,
	2018	2017
Options to purchase common shares	4,542,082	4,152,265
Restricted stock units	1,714,463	520,120
Warrants to purchase common stock	528,958	528,958
Total	6,785,503	5,201,343

11. Co-Development Agreements

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

The Company evaluated the promised goods and services under the Co-Development Agreement and determined that the Co-Development Agreement included one performance obligation, the research and development services. The Company is recognizing revenue for research and development services as a component of research revenue in the condensed consolidated financial statements over time, as the services are delivered. The Company uses the input method by allocating and recognizing revenue over time based on the total full-time equivalent effort incurred to date as a percentage of total full-time equivalent time expected, limited to payments earned. Costs incurred to deliver the services under the Co-Development Agreement are recorded as research and development expense in the condensed consolidated financial statements.

The Company did not record any revenue for the three months ended March 31, 2018 and recorded revenue of $0.3 million during the three months ended March 31, 2017, under the Co-Development Agreement, and expects to record revenue over the next two years, provided development milestones are achieved.

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

Under the terms of the Allergan Agreement, the Company received an upfront payment of $2.0 million from Allergan Sales and will receive additional milestone payments upon achieving certain developmental milestones for total aggregate payments of up to $4.0 million. All payments under the Allergan Agreement are non-refundable once received. The Company will retain exclusive worldwide commercialization rights of any products developed under the Allergan Agreement, including distribution, subject to

Allergan Sales’ right to co-market the Developed Products. Allergan Sales, at its election, may co-market T2Candida, T2Bacteria and the Developed Products worldwide to certain agreed-upon customers and will receive a royalty based on its sales for a period of time.

The Company evaluated the promised goods and services under the Allergan Agreement and determined that the Allergan Agreement included two performance obligations, the research and development services for the T2Bacteria II Panel and the research and development services for the T2GNR Panel. The Company uses the input method by allocating and recognizing revenue over time based on the total full-time equivalent effort incurred to date as a percentage of total full-time equivalent time expected, limited to payments earned. Costs incurred to deliver the services under the Allergan Agreement are recorded as research and development expense in the consolidated financial statements.

The Company recorded revenue of $1.3 million and $38,000 for the three months ended March 31, 2018 and 2017, respectively, under the Allergan Agreement and expects to record revenue over the next nine months, provided development and regulatory milestones are achieved.

CARB-X

In March 2018, the Company was awarded a grant of up to $2.0 million from CARB-X. The collaboration with CARB-X will be used to accelerate the development of new tests to identify bacterial pathogens and resistance markers directly in whole blood more rapidly than is possible using today’s diagnostic tools. The new tests aim to expand the T2Dx instrument product line by detecting 20 additional bacterial species and resistance targets, with a focus on blood borne pathogens on the United States Centers for Disease Control and Prevention (“CDC”) antibiotic resistance threat list.

Under this cost-sharing agreement, the Company may be reimbursed up to $1.1 million, with the possibility of up to an additional $0.9 million based on the achievement of certain project milestones.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements about us and our industry that involve substantial risks and uncertainties. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, and Section 21E of the Securities and Exchange Act of 1934, or the Exchange Act. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations and financial position, business strategy, prospective products and product candidates, their expected performance and impact on healthcare costs, marketing clearance from the FDA regulatory clearance, reimbursement for our product candidates, research and development costs, timing of regulatory filings, timing and likelihood of success, plans and objectives of management for future operations, availability of funding for such operations and future results of anticipated products, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of risks, uncertainties and assumptions described under the sections in this Quarterly Report on Form 10-Q entitled “Item 1A.—Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q. These forward looking statements are subject to numerous risks, including, without limitation, the following:

•	our status as an early stage company;
•	our expectation to incur losses in the future;
•	the market acceptance of our T2MR technology
•	our ability to timely and successfully develop and commercialize our existing products and future product candidates;
•	the length of our anticipated sales cycle;

•	our limited sales history;
•	our ability to gain the support of leading hospitals and key thought leaders and publish the results of our clinical trials in peer-reviewed journals;
•	our ability to successfully manage our growth;
•	our future capital needs and our need to raise additional funds;
•	the performance of our diagnostics;
•	our ability to compete in the highly competitive diagnostics market;
•	our ability to obtain marketing clearance from the FDA or regulatory clearance for new product candidates in the United States or any other jurisdiction;
•	federal, state, and foreign regulatory requirements, including FDA regulation of our product candidates;
•	our ability to recruit, train and retain key personnel;
•	our ability to protect and enforce our intellectual property rights, including our trade secret protected proprietary rights in T2MR;
•	our dependence on third parties;
•	our ability to continue as a going concern;
•	manufacturing and other product risks;
•	the impact of the adoption of new accounting standards; and
•	the Tax Cuts and Jobs Act of 2017 (Tax Reform).

These forward-looking statements represent our estimates and assumptions only as of the date of this Quarterly Report on Form 10-Q. Unless required by U.S. federal securities laws, we do not intend to update any of these forward-looking statements to reflect circumstances or events that occur after the statement is made or to conform these statements to actual results. The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017, as supplemented or amended from time to time under “Item 1A.—Risk Factors” in our Quarterly Reports on Form 10-Q, and elsewhere in this Quarterly Report on Form 10-Q.

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

On September 22, 2014, we received market clearance from the FDA for our first two products, the T2Dx Instrument, or the T2Dx and the T2Candida Panel, which have the ability to rapidly identify the five clinically relevant species of Candida, a fungal pathogen known to cause sepsis. In the United States, we have built a direct sales force that is primarily targeting the top 1,200 hospitals with the highest concentration of patients at risk for sepsis-related infections. Internationally, we have primarily partnered with distributors that target large hospitals in their respective international markets. Three additional diagnostic applications in development are called T2Bacteria, T2Resistance and T2Lyme, which are focused on bacterial sepsis infections and Lyme disease, respectively. In early 2017, we initiated a multi-site clinical trial for T2Bacteria. On September 8, 2017 the Company filed a 510(k) premarket submission for the T2Bacteria Panel with the FDA. We expect that existing reimbursement codes will support our sepsis and Lyme disease product candidates, and that the anticipated economic savings associated with our sepsis products will be realized directly by hospitals.

We believe our sepsis products, which include T2Candida and our product candidate, T2Bacteria, will redefine the standard of care in sepsis management while lowering healthcare costs by improving both the precision and the speed of detection of sepsis-causing pathogens. According to a study published in the Journal of Clinical Microbiology in 2010, targeted therapy for patients with bloodstream infections can be delayed up to 72 hours due to the wait time for blood culture results. In another study published in Clinical Infectious Diseases in 2012, the delayed administration of appropriate antifungal therapy was associated with higher mortality among patients with septic shock attributed to Candida infection and, on that basis, the study concluded that more rapid and accurate diagnostic techniques are needed. Due to the high mortality rate associated with Candida infections, physicians often will place patients on antifungal drugs while they await blood culture diagnostic results which generally take at least five days to generate a negative test result. Antifungal drugs are toxic and may result in side effects and can cost over $50 per day. Our T2Candida Panel’s speed to result coupled with its superior sensitivity as compared to blood culture may help reduce the overuse of ineffective, or even unnecessary, antimicrobial therapy which may reduce side effects for patients, lower hospital costs and potentially counteract the growing resistance to antifungal therapy. The administration of inappropriate therapy is a driving force behind the spread of antimicrobial-resistant pathogens, which the United States Centers for Disease Control and Prevention, or the CDC, recently called “one of our most serious health threats.” The T2Sepsis Solution refers to the approach of combining the standard of care for the management of sepsis patients, including the T2Dx Instrument, or the T2Dx, and T2Candida Panel, and the T2Bacteria Panel, which is commercially available in Europe and other countries that accept the CE mark and currently available for research use only in the United States. The T2Sepsis Solution is designed to enable clinicians to potentially treat 90% of septic patients within the first twelve hours of developing the symptoms of disease. Currently, high risk patients are typically initially treated with broad spectrum antibiotic drugs that typically cover approximately 60% of patients with infections. Of the remaining 40% of patients, approximately 30% of the patients typically have a bacterial infection and 10% typically have Candida infections. T2Candida and our product candidate, T2Bacteria are designed to identify pathogens commonly not covered by broad spectrum antibiotic drugs, which we believe may enable physicians to effectively treat an additional 30% of patients with sepsis related infections beyond the 60% of patients covered by broad spectrum antibiotic drugs.

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

We have never been profitable and have incurred net losses in each year since inception. Our accumulated deficit at March 31, 2018 was $278.9 million.  Substantially all of our net losses resulted from costs incurred in connection with our research and development programs and from selling, general and administrative costs associated with our operations. We have incurred significant commercialization expenses related to product sales, marketing, manufacturing and distribution of our FDA-cleared T2Dx and T2Candida. In addition, we will continue to incur significant costs and expenses as we continue to develop other product candidates, improve existing products and maintain, expand and protect our intellectual property portfolio. We may seek to fund our operations through public equity or private equity or debt financings, as well as other sources. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements if and when needed would have a negative impact on our business, results of operations and financial condition and our ability to develop, commercialize and drive adoption of the T2Dx, T2Candida, our product candidate, T2Bacteria, and future T2MR-based diagnostics.

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

Management believes that its existing cash and cash equivalents at March 31, 2018, together with the remaining liquidity on the Company’s Term Loan Agreement with CRG Servicing LLC (“CRG”), will be sufficient to allow the Company to fund its current operating plan through March 2019. However, because certain elements of the Company’s operating plan are outside of the Company’s control, including the approval of the Company’s T2Bacteria Panel and receipt of certain development and regulatory milestone payments under the Company’s Co-Development agreements, they cannot be considered probable according to accounting standards.  Under ASC 205-40, the future receipt of potential funding from the Company’s Co-Development partners and other resources cannot be considered probable at this time because none of the plans are entirely within the Company’s control. In addition, the Company is required to maintain a minimum cash balance under its Term Loan Agreement with CRG (Note 6).

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

Our T2Candida Panel

Our direcT2 pivotal clinical trial was designed to evaluate the sensitivity and specificity of T2Candida on the T2Dx instrument. The direcT2 trial consisted of two patient arms: a prospective arm with 1,501 samples from patients with a possible infection and a seeded arm with 300 samples, also obtained from patients with a possible infection. T2Candida and the T2Dx instrument demonstrated a sensitivity of 91.1 percent and a specificity of 99.4 percent. In addition, the speed to a species-specific positive result with T2Candida was 4.4 hours versus 129 hours with blood culture. A negative result from T2Candida was obtained in just 4.2 hours versus greater than 120 hours with blood culture. The data and other information from the direcT2 pivotal clinical trial was published in January 2015 in Clinical Infectious Diseases.

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

On August 4, 2017 we completed a pivotal clinical study of the T2Bacteria Panel, run on the T2Dx Instrument (T2Dx), which is a qualitative T2 Magnetic Resonance (T2MR) assay designed for the direct detection of bacterial species in human whole blood specimens from patients with suspected bacteremia. The T2Bacteria Panel is designed to identify five species of bacteria directly from human whole blood specimens: Enterococcus faecium, Escherichia coli, Klebsiella pneumoniae, Pseudomonas aeruginosa, and Staphylococcus aureus. Outside of the United States, the CE marked T2Bacteria panel identifies all 5 of these species along with a 6th species, Acinetobacter Baumannii.

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

T2Bacteria is currently available in the United States for Research Use Only (RUO) and is CE marked and available in Europe and other countries that accept the CE Mark.

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

By utilizing our proprietary T2MR technology for direct detection, the T2Dx instrument eliminates the need for sample purification and analyte extraction, which are necessary for other optical-detection devices. Eliminating these sample processing steps increases diagnostic sensitivity and accuracy, enables a broad menu of tests to be run on a single platform, and greatly reduces the complexity of the consumables. The T2Dx instrument incorporates a simple user interface and is designed to efficiently process up to seven specimens simultaneously.

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

Financial Overview

Revenue

We generate revenue from the sale of our products, related services, reagent rental agreements and from activities performed pursuant to research and development agreements.

Revenue earned from activities performed pursuant to research and development agreements is reported as research revenue and is recognized over time, using an input method as the work is completed, limited to payments earned.  Costs incurred to deliver the services are recorded as research and development expense in the condensed consolidated financial statements. The timing of receipt of cash from the Company’s research and development agreements generally differs from when revenue is recognized.  Milestones are contingent on the occurrence of future events and are considered variable consideration being constrained until the Company believes a significant revenue reversal will not occur.

Product revenue is derived from the sale of our instruments and related consumable diagnostic tests, predominantly through our direct sales force in the United States, and distributors in geographic regions outside the United States. We do not offer product return or exchange rights (other than those relating to defective goods under warranty) or price protection allowances to our customers, including our distributors. Payment terms granted to distributors are the same as those granted to end-user customers and payments are not dependent upon the distributors’ receipt of payment from their end-user customers. The Company either sells instruments to customers and international distributors, or retains title and places the instrument at the customer site pursuant to a reagent rental agreement. When the instrument is directly purchased by a customer, the Company recognizes revenue when the related performance obligation is satisfied (i.e. when the control of an instrument has passed to the customer; typically, at shipping point). When the instrument is placed under a reagent rental agreement, the Company’s customers generally agree to fixed term agreements, which can be extended, certain of which may include minimum purchase commitments and/or incremental charges on each consumable diagnostic test purchased, which varies based on the volume of test cartridges purchased. Revenue from the sale of consumable diagnostic tests (under a reagent rental agreement), which includes the incremental charge, is recognized upon shipment.  Revenue associated with reagent rental consumable purchases is currently classified as variable consideration and constrained until a purchase order is received and related performance obligations have been satisfied (or partially satisfied). The transaction price from consumables purchases is allocated between the lease of the instrument (under a contingent rent methodology as provided for in ASC 840), and the consumables when related performance obligations are satisfied as a component of lease and product revenue.

Direct sales of instruments include warranty, maintenance and technical support services typically for one year following the installation of the purchased instrument (“Maintenance Services”).   Warranty and Maintenance Services are separate performance obligations as they are service based warranties and are recognized straight-line over the service delivery period. After the completion of the initial Maintenance Services period, customers have the option to renew or extend the Maintenance Services typically for additional one-year periods in exchange for additional consideration.  The extended Maintenance Services are also service based warranties and classified as separate performance obligations.  The Company will recognize the revenue allocated to the extended Maintenance Services performance obligation straight-line over the service delivery period.  The Company warrants that consumable diagnostic tests will be free from defects, when handled according to product specifications, for the stated life of the product. To fulfill valid warranty claims, the Company provides replacement product free of charge. Accordingly, the Company accrues warranty expense associated with the estimated defect rates of the consumable diagnostic tests.

Our consumable diagnostic tests can only be used with our instruments, and accordingly, as we expect the installed base of our instruments to continue to grow, we expect the following to occur:

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

The items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2017 remain materially consistent. For a description of those critical accounting policies, please refer to our Annual Report on Form 10-K filing for the year ended December 31, 2017.

Results of Operations for the Three Months Ended March 31, 2018 and 2017

	Three Months Ended March 31,
	2018	2017	Change
	(in thousands)
Revenue:
Product revenue	$1,048	$631	$417
Research revenue	1,263	310	953
Total revenue	2,311	941	1,370
Costs and expenses:
Cost of product revenue	3,273	1,627	1,646
Research and development	4,718	6,585	(1,867)
Selling, general and administrative	5,755	5,874	(119)
Total costs and expenses	13,746	14,086	(340)
Loss from operations	(11,435)	(13,145)	(1,710)
Interest expense, net	(1,568)	(1,637)	69
Other income, net	90	79	11
Net loss	$(12,913)	$(14,703)	$1,790

Product revenue

Product revenue was $1.0 million for the three months ended March 31, 2018 compared to $0.6 million for the three months ended March 31, 2017, an increase of $0.4 million.  The increase was driven primarily by higher comparable sales of T2Candida consumables of $0.3 million and increased T2Dx instrument sales of $0.1 million.

Research revenue

Research revenue was $1.3 million for the three months ended March 31, 2018, compared to $0.3 million for the three months ended March 31, 2017, an increase of $1.0 million.  The increase was primarily the result of higher revenue recognized from services delivered under our Co-Development Agreement with Allergan Sales, LLC of $1.3 million, partially offset by lower revenue recognized under our Co-Development Agreement with Canon US Life Sciences of $0.3 million.

Cost of product revenue

Cost of product revenue was $3.3 million for the three months ended March 31, 2018, compared to $1.6 million for the three months ended March 31, 2017, an increase of 1.7 million. The increase in cost was driven by the increase in product revenue, labor and parts for service contracts and idle capacity resulting from the anticipated T2Bacteria approval and launch.

Research and development expenses

Research and development expenses were $4.7 million for the three months ended March 31, 2018, compared to $6.6 million for the three months ended March 31, 2017, a decrease of $1.9 million over the prior year comparable period. Clinical, preclinical and related expenses decreased by $1.2 million due to the completion of the T2Bacteria clinical trial and T2Lyme pre-clinical trial. Facilities related and other research and development expenses, which include increased depreciation, lab related and engineering prototype expenses, decreased by $0.5 million.  Payroll and related expenses decreased by $0.2 million due our cost savings initiative.

Selling, general and administrative expenses

Selling, general and administrative expenses were $5.8 million for the three months ended March 31, 2018, compared to $5.9 million for the three months ended March 31, 2017, a decrease of $0.1 million over the prior year comparable period. The decrease was attributed to lower outside services of approximately $0.4 million, primarily due to bringing the public relations function in-house, and decreased insurance and tax fees. Travel expenses decreased by $0.1 million due to less sales and marketing travel.  The decrease was partially offset by increased payroll and related expenses of $0.4 million, primarily from a $0.2 million increase in stock-based compensation expense from the restricted stock unit grant with market conditions, a $0.1 million increase in bonus, and $0.1 million of one-time expenses incurred in relation to the cost savings initiative.

Interest expense, net

Interest expense, net, was $1.6 million for the three months ended March 31, 2018 and March 31, 2017.

Other income, net

Other income, net, was $0.1 million of net income for the three months ended March 31, 2018 and March 31, 2017.

Liquidity and Capital Resources

We have incurred losses and cumulative negative cash flows from operations since our inception, and as of March 31, 2018, and December 31, 2017 we had an accumulated deficit of $278.9 million and $266.1 million respectively. Having obtained clearance from the FDA and a CE mark in Europe to market the T2Dx and T2Candida, the Company has incurred significant commercialization expenses related to product sales, marketing, manufacturing and distribution. The Company may seek to fund its operations through public equity or private equity or debt financings, as well as other sources. However, the Company may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. The Company’s failure to raise capital or enter into such other arrangements if and when needed would have a negative impact on the Company’s business, results of operations and financial condition and the Company’s ability to develop and commercialize T2Dx, T2Candida, T2Bacteria, and other product candidates.

Historically, we have funded our operations primarily through our August 2014 initial public offering, December 2015 confidentially marketed public offering (“CMPO”), September 2016 private investment in public equity financing, its September 2017 CMPO, private placements of redeemable convertible preferred stock and debt financing arrangements.

Plan of operations and future funding requirements

As of March 31, 2018 and December 31, 2017 we had unrestricted cash and cash equivalents of approximately $29.7 million and $41.8 million respectively. Currently, our funds are primarily held in money market funds invested in U.S. government agency securities. Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, costs related to our products, clinical trials, laboratory and related supplies, supplies and materials used in manufacturing, legal and other regulatory expenses and general overhead costs.

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

Going Concern

Our ability to continue operations after March 31, 2019 will depend on our ability to obtain additional funding, as to which no assurances can be given. These conditions raise substantial doubt about our ability to continue as a going concern. There can be no assurance that any financing by us can be realized, or if realized, what the terms of any such financing may be, or that any amount that we are able to raise will be adequate.

Management believes that the existing cash and cash equivalents at March 31, 2018, together with the additional remaining liquidity on our Term Loan Agreement of up to an additional $10.0 million, will be sufficient to fund our current operating plan through March 2019. The borrowing on the Term Loan Agreement is available at any time through September 27, 2018, and is subject to certain conditions including that we receive 510(k) clearance for the marketing of T2Bacteria by the FDA by June 30, 2018. Should our current operating plan not materialize, Management's plans include raising additional funding, earning milestone payments pursuant the Company’s Co- Development agreements, delaying certain research projects and capital expenditures and eliminating certain future operating expenses in order to fund operations at reduced levels for the Company to continue as a going concern for a period of 12 months from the date the financial statements are issued.  Management has concluded the likelihood that its plan to obtain sufficient funding from one or more of these sources or adequately reduce expenditures will be successful, while reasonably possible, is less than probable. The Term Loan Agreement also requires us to achieve certain annual revenue targets, whereby we are required to pay double the amount of any shortfall as an acceleration of principal payments, and maintain a minimum liquidity amount.  Should we fall short of the revenue target we would seek a waiver of this provision. There can be no assurances that we would be successful in obtaining a waiver.

Cash flows

The following is a summary of cash flows for each of the periods set forth below:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(11,742)	$(12,758)
Investing activities	(56)	(1,594)
Financing activities	(348)	(314)
Net decrease in cash, cash equivalents and restricted cash	$(12,146)	$(14,666)

Net cash used in operating activities

Net cash used in operating activities was approximately $11.7 million for the three months ended March 31, 2018, and consisted of a net loss of $12.9 million adjusted for non-cash items including stock-based compensation expense of $1.4 million, depreciation and amortization expense of $0.6 million, non-cash interest expense of $0.6 million, offset by deferred rent of $0.1 million, a change in the fair value of the derivative instrument of $0.1 million and a net change in operating assets and liabilities of $1.2 million, primarily related to a decrease in accrued expenses and accounts payable of $0.5 million, a decrease in deferred revenue of $0.7 million, a decrease in inventory of $0.1 million, and a decrease in prepaid expenses and other assets of $0.1 million, partially offset by an increase in accounts receivable of $0.2 million.

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

Net cash used in investing activities

Net cash used in investing activities was approximately $0.1 million for the three months ended March 31, 2018, and consisted of costs to acquire property and equipment.

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

Net cash provided by financing activities

Net cash provided by financing activities was approximately $0.3 million for the three months ended March 31, 2018, and consisted of repayments of notes payable.

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

Borrowing Arrangements

Term Loan Agreement

In December 2016, we entered into a Term Loan Agreement (the “Term Loan Agreement”) with CRG. We borrowed $40.0 million pursuant to the Term Loan Agreement and may borrow up to an additional $10.0 million at any time through and including July 27, 2018, provided that, among other conditions, we receive 510(k) clearance for the marketing of T2Bacteria by the FDA on or before April 30, 2018, or the Approval Milestone. The Term Loan Agreement has a six-year term with three years (through December 30, 2019) of interest-only payments, which period shall be extended to four years (through December 30, 2020) if we achieve the Approval Milestone, after which quarterly principal and interest payments will be due through the December 30, 2022 maturity date. Interest on the amounts borrowed under the Term Loan Agreement accrues at an annual fixed rate of (a) prior to the Approval Milestone, 12.5%, 4.0% of which may be deferred during the interest-only period by adding such amount to the aggregate principal loan amount and (b) following the Approval Milestone, 11.5%, 3.5% of which may be deferred during the interest-only period by adding such amount to the aggregate principal loan amount. In addition, if we achieve certain financial performance metrics, the loan will convert to interest-only until the December 30, 2022 maturity, at which time all unpaid principal and accrued unpaid interest will be due and payable. We are required to pay CRG a financing fee based on the loan principal amount drawn. We are also required to pay a final payment fee of 8.0% of the principal outstanding upon repayment. In March 2018, the Term Loan Agreement was amended to extend the Approval Milestone to June 30, 2018, extend the additional $10.0 million funding through September 27, 2018 and reduce the fiscal year 2018 revenue target to $7.0 million.

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

Contractual Obligations and Commitments

There were no material changes to our contractual obligations and commitments from those described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Annual Report on Form 10-K for the year ended December 31, 2017.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk related to changes in interest rates. As of March 31, 2018 and December 31, 2017, we had cash and cash equivalents of $29.7 million and $41.8 million, respectively, held primarily in money market funds consisting of U.S. government agency securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term securities. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate one percent change in interest rates would not have a material effect on the fair market value of our portfolio. As of March 31, 2018 and December 31, 2017, we had no outstanding debt exposed to variable market interest rates.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Management of the Company, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of March 31, 2018. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that due to a material weakness that existed at December 31, 2017 relating to the accounting for instruments which are classified as either inventory or property and equipment depending on their future use which had not yet been remediated, the Company’s disclosure controls and procedures were not effective as of March 31, 2018.

At December 31, 2017, the Company concluded that a deficiency exists in the design and execution of the review control over the accounting of instrument valuation, including the recoverability analyses for the Company’s instruments.  Management determined that its accounting process for the review of these accounts lacked adequate levels of monitoring and review to appropriately identify and correct errors in the calculation in a timely manner. This control deficiency resulted in certain material and immaterial misstatements in the preliminary financial statement accounts that were corrected prior to the issuance of the annual consolidated financial statements. The errors noted were all related to and corrected in the fourth quarter.  The control deficiency creates a possibility that a material misstatement to our consolidated financial statements will not be prevented or detected on a timely basis.

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

(b) Changes in Internal Control over Financial Reporting

Except as noted above, during the quarter ended March 31, 2018, there have been no changes to the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.

OTHER INFORMATION

Item 1. Legal Proceedings

We may be from time to time subject to various claims and legal actions during the ordinary course of our business. There are currently no claims or legal actions, individually or in the aggregate, that would have a material adverse effect on our results of operations or financial condition.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017, which could materially affect our business, financial condition or future results. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits, Financial Statement Schedules

Exhibit Number	Exhibit Description

3.1	Restated Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K (File No. 001-36571) filed on August 12, 2014)

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K (File No. 001-36571) filed on August 12, 2014)

10.1*	Non-Employee Director Compensation Program, effective as of December 26, 2017

31.1*	Certification of principle executive officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of principal financial officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1*

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL: (i) Condensed Consolidated Balance Sheets (unaudited), (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited), (iii) Condensed Consolidated Statements of Cash Flows (unaudited), and (v) Notes of Condensed Consolidated Financial Statements.

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

T2 BIOSYSTEMS, INC.

Date: May 8, 2018	By:	/s/ JOHN MCDONOUGH
John McDonough
President, Chief Executive Officer and Director
(principal executive officer)

Date: May 8, 2018	By:	/s/ JOHN SPRAGUE
John Sprague
Chief Financial Officer
(principal financial and accounting officer)