Form 10-Q
period 2018-06-30
T2 Biosystems, Inc.
filed 2018-08-02
CIK 1492674

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of July 31, 2018, the registrant had 43,767,645 shares of common stock outstanding.

T2 BIOSYSTEMS, INC.

i

PART I.

FINANCIAL INFORMATION

Item 1. Financial Statements

T2 BIOSYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	June 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$70,710	$41,799
Accounts receivable	1,593	467
Prepaid expenses and other current assets	864	708
Inventories	2,158	1,344
Total current assets	75,325	44,318
Property and equipment, net	8,503	10,015
Restricted cash	180	260
Other assets	206	268
Total assets	$84,214	$54,861
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,152	$648
Accrued expenses and other current liabilities	4,210	6,218
Derivative liability	—	2,238
Notes payable	3,771	40,696
Deferred revenue	925	1,736
Current portion of lease incentives	257	246
Total current liabilities	10,315	51,782
Notes payable, net of current portion	38,344	1,008
Lease incentives, net of current portion	614	731
Deferred revenue, net of current portion	117	—
Derivative liability	1,879	—
Other liabilities	962	—
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding at June 30, 2018 and December 31, 2017	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 43,472,411 and 35,948,900 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	43	36
Additional paid-in capital	323,195	267,421
Accumulated deficit	(291,255)	(266,117)
Total stockholders’ equity	31,983	1,340
Total liabilities and stockholders’ equity	$84,214	$54,861

See accompanying notes to condensed consolidated financial statements.

T2 BIOSYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue:
Product revenue	$1,220	$735	$2,268	$1,366
Research revenue	2,711	221	3,974	531
Total revenue	3,931	956	6,242	1,897
Costs and expenses:
Cost of product revenue	3,458	1,989	6,731	3,617
Research and development	3,749	7,112	8,467	13,697
Selling, general and administrative	7,611	5,759	13,366	11,633
Total costs and expenses	14,818	14,860	28,564	28,947
Loss from operations	(10,887)	(13,904)	(22,322)	(27,050)
Interest expense, net	(1,506)	(1,654)	(3,074)	(3,291)
Other income, net	69	102	159	181
Net loss and comprehensive loss	$(12,324)	$(15,456)	$(25,237)	$(30,160)
Net loss per share — basic and diluted	$(0.32)	$(0.50)	$(0.68)	$(0.99)
Weighted-average number of common shares used in computing net loss per share — basic and diluted	38,263,486	30,661,200	37,127,208	30,595,933

See accompanying notes to condensed consolidated financial statements.

T2 BIOSYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities
Net loss	$(25,237)	$(30,160)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,224	1,432
Stock-based compensation expense	5,279	2,550
Change in fair value of derivative instrument	(359)	—
Loss on sale of T2 owned equipment	—	107
Impairment of property and equipment	173	—
Non-cash interest expense	1,127	1,291
Deferred rent	(106)	(74)
Changes in operating assets and liabilities:
Accounts receivable	(1,126)	(654)
Prepaid expenses and other assets	(94)	225
Inventories	(12)	(212)
Accounts payable	524	698
Accrued expenses and other liabilities	(1,154)	(230)
Deferred revenue	(595)	48
Net cash used in operating activities	(20,356)	(24,979)
Cash flows from investing activities
Purchases and manufacture of property and equipment	(599)	(2,468)
Net cash used in investing activities	(599)	(2,468)
Cash flows from financing activities
Proceeds from issuance of common stock and stock options exercises, net	1,123	713
Proceeds from issuance of common stock in public offering, net of offering costs	49,379	—
Principal repayments of note payable	(716)	(620)
Net cash provided by financing activities	49,786	93
Net increase (decrease) in cash, cash equivalents and restricted cash	28,831	(27,354)
Cash, cash equivalents and restricted cash at beginning of period	42,059	73,748
Cash, cash equivalents and restricted cash at end of period	$70,890	$46,394
Supplemental disclosures of cash flow information
Cash paid for interest	$1,930	$1,981
Supplemental disclosures of noncash activities
Transfer of T2 owned instruments and components to inventory	802	—
Accrued property and equipment	$101	$51

See accompanying notes to condensed consolidated financial statements.

T2 BIOSYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Nature of Business

T2 Biosystems, Inc. (the “Company”) was incorporated on April 27, 2006 as a Delaware corporation with operations based in Lexington, Massachusetts. The Company is an in vitro diagnostics company that has developed an innovative and proprietary technology platform that offers a rapid, sensitive and simple alternative to existing diagnostic methodologies. The Company is using its T2 Magnetic Resonance technology (“T2MR”) to develop a broad set of applications aimed at lowering mortality rates, improving patient outcomes and reducing the cost of healthcare by helping medical professionals make targeted treatment decisions earlier. T2MR enables rapid detection of pathogens, biomarkers and other abnormalities in a variety of unpurified patient sample types, including whole blood, plasma, serum, saliva, sputum and urine, and can detect cellular targets at limits of detection as low as one colony forming unit per milliliter (“CFU/mL”). The Company’s initial development efforts target sepsis and Lyme disease, which are areas of significant unmet medical need in which existing therapies could be more effective with improved diagnostics. On September 22, 2014, the Company received market clearance from the U.S. Food and Drug Administration (“FDA”) for its first two products, the T2Dx Instrument (the “T2Dx”) and T2Candida Panel (“T2Candida”). On May 24, 2018, the Company received market clearance from the FDA for its T2Bacteria Panel (“T2Bacteria”).

The Company has devoted substantially all of its efforts to research and development, business planning, recruiting management and technical staff, acquiring operating assets, raising capital, and, most recently, the commercialization and improvement of its existing products.

Liquidity and Going Concern

At June 30, 2018, the Company had cash and cash equivalents of $70.7 million and an accumulated deficit of $291.3 million. The future success of the Company is dependent on its ability to successfully commercialize its products, obtain regulatory clearance for and successfully launch its future product candidates, obtain additional capital and ultimately attain profitable operations. Historically, the Company has funded its operations primarily through its August 2014 initial public offering, its December 2015 public offering, its September 2016 private investment in public equity (“PIPE”) financing, its September 2017 public offering, its June 2018 public offering, private placements of redeemable convertible preferred stock and through debt financing arrangements.

The Company is subject to a number of risks similar to other newly commercial life science companies, including, but not limited to commercially launching the Company’s products, development and market acceptance of the Company’s product candidates, development by its competitors of new technological innovations, protection of proprietary technology, and raising additional capital.

Having obtained authorization from the FDA to market T2Dx, T2Candida, and T2Bacteria, the Company has incurred significant commercialization expenses related to product sales, marketing, manufacturing and distribution. The Company may seek to fund its operations through public equity or private equity or debt financings, as well as other sources. However, the Company may be unable to raise additional funds or enter into such other arrangements when needed, on favorable terms, or at all. The Company’s failure to raise capital or enter into such other arrangements if and when needed would have a negative impact on the Company’s business, results of operations and financial condition and the Company’s ability to develop and commercialize T2Dx, T2Candida, T2Bacteria and other product candidates.

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

Management believes that its existing cash and cash equivalents at June 30, 2018, together with funding available under the Term Loan Agreement (as defined below), will be sufficient to allow the Company to fund its current operating plan through August

31, 2019. At December 31, 2017, management had concluded that substantial doubt existed about the Company’s ability to continue as a going concern for a period of at least twelve months from the date of issuance of those consolidated financial statements. However, management alleviated the substantial doubt during the three months ended June 30, 2018. On June 4, 2018, the Company raised net proceeds of $49.4 million through its June 2018 public offering. During the quarter ended June 30, 2018, the Company also received a $2.0 million milestone payment from a co-development partner and received 510(k) clearance for the marketing of T2Bacteria, which was one of the conditions for borrowing an additional $10.0 million against the Term Loan Agreement (the “Term Loan Agreement”) with CRG Servicing LLC (“CRG”) (Note 6), which is available at any time through September 27, 2018.

At December 31, 2017, the conditions that raised substantial doubt regarding the Company’s ability to continue as a going concern resulted from certain elements of the Company’s operating plan being outside of the Company’s control, including the approval of T2Bacteria and receipt of certain development and regulatory milestone payments under the Company’s co-development agreements. Under ASC 205-40, the future receipt of potential funding from the Company’s co-development partners and other resources cannot be considered probable if the plans are not entirely within the Company’s control. In addition, the Company is required to maintain a minimum cash balance under its Term Loan Agreement with CRG.

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

We have evaluated subsequent events from June 30, 2018 through the date of the issuance of these condensed consolidated financial statements and have determined that no material subsequent events have occurred that would have a material effect on the information presented in these consolidated financial statements.

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

The accompanying interim condensed consolidated balance sheet as of June 30, 2018, the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2018 and 2017, the condensed consolidated statements of cash flows for the six months ended June 30, 2018 and 2017 and the related financial data and other information disclosed in these notes are unaudited. The unaudited interim financial statements have been prepared on the same basis as the audited annual financial statements, and, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of June 30, 2018, and the results of its operations and its cash flows for the three and six months ended June 30, 2018 and 2017. The results for the three and six months ended June 30, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018, any other interim periods, or any future year or period.

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

As of June 30, 2018 and December 31, 2017, the Company had not experienced any material losses related to these indemnification obligations, and no material claims with respect thereto were outstanding. The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related reserves were established.

Revenue Recognition

The Company adopted ASC 606, Revenue from Contracts with Customers (“ASC 606”) on January 1, 2018 using the modified retrospective method for all contracts not completed as of the date of adoption. For contracts that were modified before the effective date, the Company reflected the aggregate effect of all modifications when identifying performance obligations and allocating transaction price in accordance with practical expedient ASC 606-10-65-1-(f)-4.  The reported results for 2018 reflect the application of ASC 606 guidance while the reported results for 2017 were prepared under the guidance of ASC 605, Revenue Recognition (“ASC 605” or "legacy GAAP").  The impact of ASC 606 on the three and six months ended was higher revenue of $0.3 million and $0.3 million, respectively.  The higher revenue is the result of recognizing consideration allocated to the instrument, upon shipment.  Under ASC 605, no revenue would be recognized until installation was completed.

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

Product revenue is generated by the sale of instruments and consumable diagnostic tests predominantly through the Company’s direct sales force in the United States and distributors in geographic regions outside the United States. The Company does not offer product return or exchange rights (other than those relating to defective goods under warranty) or price protection allowances to its customers, including its distributors. Payment terms granted to distributors are the same as those granted to end-user customers and payments are not dependent upon the distributors’ receipt of payment from their end-user customers. The Company either sells instruments to customers and international distributors, or retains title and places the instrument at the customer site pursuant to a reagent rental agreement. When an instrument is purchased by a customer, the Company recognizes revenue when the related performance obligation is satisfied (i.e. when the control of an instrument has passed to the customer; typically, at shipping point). When the instrument is placed under a reagent rental agreement, the Company’s customers generally agree to fixed term agreements, which can be extended, and incremental charges on each consumable diagnostic test purchased. Revenue from the sale of consumable diagnostic tests (under a reagent rental agreement) is recognized upon shipment.  The transaction price from consumables purchases is allocated between the lease of the instrument (under a contingent rent methodology as provided for in ASC 840, Leases), and the consumables when related performance obligations are satisfied as a component of lease and product revenue and is included as Instrument Rentals in the below table. Revenue associated with reagent rental consumable purchases is currently classified as variable consideration and constrained until a purchase order is received and related performance obligations have been satisfied.  Shipping and handling costs billed to customers in connection with a product sale are recorded as a component of the transaction price and allocated to product revenue in the consolidated statements of operations and comprehensive loss as they are incurred by the Company in fulfilling its performance obligations.

Direct sales of instruments include warranty, maintenance and technical support services typically for one year following the installation of the purchased instrument (“Maintenance Services”).   Warranty and Maintenance Services are separate performance obligations as they are service based warranties and are recognized on a straight-line basis over the service delivery period. After the completion of the initial Maintenance Services period, customers have the option to renew or extend the Maintenance Services typically for additional one-year periods in exchange for additional consideration.  The extended Maintenance Services are also service based warranties that represent separate purchasing decisions.  The Company recognizes revenue allocated to the extended Maintenance Services performance obligation on a straight-line basis over the service delivery period.

The Company warrants that consumable diagnostic tests will be free from defects, when handled according to product specifications, for the stated life of the product. To fulfill valid warranty claims, the Company provides replacement product free of charge. Accordingly, the Company accrues warranty expense associated with the estimated defect rates of the consumable diagnostic tests.

Revenue earned from activities performed pursuant to research and development agreements is reported as research revenue in the consolidated statements of operations and comprehensive loss, and is recognized over time using an input method as the work is completed, limited to payments earned. The related costs are expensed as incurred as research and development expense. The timing of receipt of cash from the Company’s research and development agreements generally differs from when revenue is recognized.  Milestones are contingent on the occurrence of future events and are considered variable consideration being constrained until the Company believes a significant revenue reversal will not occur.  Refer to Note 11 for further details regarding the Company’s research and development arrangements.

Disaggregation of Revenue

We disaggregate our revenue from contracts with customers by type of products and services, as we believe it best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. The following table disaggregates our revenue by major source (in thousands):

	Three months ended, June 30, 2018	Six months ended, June 30, 2018
Product Revenue
Instruments	$488	$709
Consumables	575	1,321
Instrument Rentals	157	238
Total Product Revenue	1,220	2,268
Research Revenue	2,711	3,974
Total Revenue	$3,931	$6,242

Remaining Performance Obligations

Remaining performance obligations represent the transaction price of firm orders for which work has not been performed or goods and services have not been delivered. As of June 30, 2018, the aggregate amount of transaction price allocated to remaining performance obligations for contracts with an original duration greater than one year was $4.7 million. We do not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed. The Company expects to recognize revenue on the remaining performance obligations over the next 2 years.

Significant Judgments

Our contracts with customers often include promises to transfer multiple products and services to a customer. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. Once we determine the performance obligations, the Company determines the transaction price, which includes estimating the amount of variable consideration, based on the most likely amount, to be included in the transaction price, if any. We then allocate the transaction price to each performance obligation in the contract based on a relative stand-alone selling price method. The corresponding revenue is recognized as the related performance obligations are satisfied as discussed in the revenue categories above.

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

Contract Assets and Liabilities

At June 30, 2018, the Company has recorded $0.2 million of contract assets, which represents unbilled amounts related to work performed under a co-development agreement for which the milestone has not yet been achieved but is probable of being achieved. The Company did not record any contract assets at December 31, 2017.

The Company’s contract liabilities consist of upfront payments for research and development contracts and Maintenance Services on instrument sales. We classify these contract liabilities in deferred revenue as current or noncurrent based on the timing of when we expect to recognize revenue.  At June 30, 2018 and December 31, 2017, the Company had contract liabilities of $0.8 million and $1.7 million, respectively. Revenue recognized in the three and six months ended June 30, 2018 relating to contract liabilities at December 31, 2017 was $0.4 million and $1.7 million, respectively, and related to performance of research and development services and straight-line revenue recognition associated with maintenance agreements.

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

Accounting Standards Adopted

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASC 2016-15”), which provides guidance on the classification of certain specific cash flow issues including debt prepayment or extinguishment costs, settlement of certain debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of certain insurance claims and distributions received from equity method investees. The standard requires the use of a retrospective approach to all periods presented, but may be applied prospectively if retrospective application would be impracticable. The guidance is effective for public entities for fiscal years beginning after December 15, 2017, and interim periods within those years, and early application is permitted. The Company has adopted ASU 2016-15 retrospectively and has presented the statement of cash flows in accordance with this guidance. The adoption of ASU 2016-15 did not have a material impact on the consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”), which requires that a statement of cash flows explains the change in the total of cash, cash equivalents and restricted cash during the period. Amounts described as restricted cash should be included with cash and cash equivalents when reconciling the beginning of period and end of period amounts shown on the statement of cash flows. The Company has reflected restricted cash with cash and cash equivalents when reconciling the beginning and end of period amounts shown on the statement of cash flows in accordance with ASU 2016-18. The adoption of ASU 2016-15 did not have a material impact on the consolidated financial statements.

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

Accounting Standards Issued, Not Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”), which applies to all leases. Under ASU 2016-02, a right-of-use asset and lease obligation will be recorded for all leases, whether operating or financing leases, while the statement of operations will present lease expense for operating leases and amortization and interest expense for financing leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 and interim periods within those years, which is the year ended December 31, 2019 for the Company. Entities are required to use a modified retrospective approach of adoption for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. Full retrospective application is prohibited. The Company is evaluating the new guidance and the expected effect on the Company’s consolidated financial statements.

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

3. Fair Value Measurements

The Company measures the following financial assets at fair value on a recurring basis. There were no transfers between levels of the fair value hierarchy during any of the periods presented. The following tables set forth the Company’s financial assets carried at fair value categorized using the lowest level of input applicable to each financial instrument as of June 30, 2018 and December 31, 2017 (in thousands):

	Balance at June 30, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash	$12,236	$12,236	$—	$—
Money market funds	58,474	58,474	—	—
Restricted cash	180	180	—	—
	$70,890	$70,890	$—	$—

Liabilities:
Derivative liability	$1,879	$—	$—	$1,879
	$1,879	$—	$—	$1,879

	Balance at December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash	$3,463	$3,463	$—	$—
Money market funds	38,336	38,336	—	—
Restricted cash	260	260	—	—
	$42,059	$42,059	$—	$—

Liabilities:
Derivative liability	$2,238	$—	$—	$2,238
	$2,238	$—	$—	$2,238

The Company’s Term Loan Agreement with CRG (Note 6) contains certain provisions that change the underlying cash flows of the instrument, including an interest-only period dependent on the achievement of receiving 510(k) clearance for the marketing of T2Bacteria by the FDA by a certain date (the “Approval Milestone”), which originally was April 30, 2018, and acceleration of the obligations under the Term Loan Agreement under an event of default. In addition, under certain circumstances, a default interest rate of an additional 4.0% per annum will apply at the election of CRG on all outstanding obligations during the occurrence and continuance of an event of default. The Company concluded that these features are not clearly and closely related to the host instrument, and represent a single compound derivative that is required to be re-measured at fair value on a quarterly basis.

During the fourth quarter of 2017, the Company received communication from the FDA that suggested the approval timeline of T2Bacteria could be longer than the Company initially anticipated. The delay resulted in an increase in the probability of not achieving the Approval Milestone by April 30, 2018, as well an increase in the probability of the payment of contingent interest in future periods, based on the contractual payments that exist as of December 31, 2017. At December 31, 2017, the Company recorded a derivative liability related to the Company’s Term Loan Agreement with CRG of $2.2 million. The estimated fair value of the derivative liability was determined using a probability-weighted discounted cash flow model that includes principal and interest payments under the following scenarios: FDA approval by April 30, 2018 (40%), FDA approval after April 30, 2018 (20%) and no FDA approval (40%).

In March 2018, the Term Loan Agreement was amended to extend the Approval Milestone to June 30, 2018, which was achieved in May 2018, the additional $10.0 million funding through September 27, 2018 and reduce the fiscal year 2018 product revenue target to $7.0 million. The fair value of the derivative at June 30, 2018 is $1.9 million. The estimated fair value of the derivative was determined using a probability-weighted discounted cash flow model that includes contingent interest payments under the following scenarios: 4% contingent interest beginning in 2020 (70%) and 4% contingent interest beginning in 2021 (30%). Should the Company’s assessment of these probabilities change, including amendments of certain revenue targets, there could be a change to the fair value of the derivative liability.

The following table provides a roll-forward of the fair value of the derivative liability (in thousands):

Balance at December 31, 2017	$2,238
Change in fair value of derivative liability, recorded as interest expense	(359)
Balance at June 30, 2018	$1,879

4. Restricted Cash

The Company is required to maintain a security deposit for its operating lease agreement for the duration of the lease agreement and for its credit cards as long as they are in place. At June 30, 2018 and December 31, 2017, the Company had certificates of deposit for $180,000 and $260,000, respectively, which represented collateral as security deposits for its operating lease agreement for its facility and its credit cards. The $80,000 change is classified as unrestricted cash at June 30, 2018.

5. Supplemental Balance Sheet Information

Inventories

Inventories are stated at the lower of cost or net realizable value on a first-in, first-out basis and are comprised of the following (in thousands):

	June 30, 2018	December 31, 2017
Raw materials	$779	$539
Work-in-process	888	562
Finished goods	491	243
Total inventories, net	$2,158	$1,344

Property and Equipment

Property and equipment consists of the following (in thousands):

	June 30, 2018	December 31, 2017
Office and computer equipment	$409	$409
Software	743	743
Laboratory equipment	4,429	4,224
Furniture	200	200
Manufacturing equipment	695	910
Manufacturing tooling and molds	576	255
T2-owned instruments and components	6,639	7,370
Leasehold improvements	3,437	3,437
Construction in progress	1,595	1,591
	18,723	19,139
Less accumulated depreciation and amortization	(10,220)	(9,124)
Property and equipment, net	$8,503	$10,015

Construction in progress is primarily comprised of equipment and leasehold improvement projects that have not been placed in service. T2-owned instruments and components is comprised of raw materials and work-in-process inventory that are expected to be used or used to produce T2-owned instruments, based on our business model and forecast, and completed instruments that will be used for internal research and development, clinical studies or reagent rental agreements with customers. At June 30, 2018, there were no raw materials and work-in-process inventory in T2-owned instruments and components compared to $0.8 million at December 31, 2017. Completed T2-owned instruments are placed in service once installation procedures are completed and are depreciated over five years. Depreciation expense for T2-owned instruments placed at customer sites pursuant to reagent rental agreements is recorded as a component of cost of product revenue and totaled approximately $0.2 million for the three months ended June 30, 2018 and 2017 and $0.5 million and $0.4 million for the six months ended June 30, 2018 and 2017, respectively. Depreciation expense for T2-owned instruments used for internal research and development and clinical studies is recorded as a component of research and development expense. During the fourth quarter of 2017, the Company received communication from the FDA that suggested the approval timeline for T2Bacteria would be longer than the Company initially anticipated.  The Company assessed the recoverability of T2-owned instruments based on delayed T2Bacteria cash flows and recorded an impairment charge of $2.6 million, related to T2-owned instruments and components.  The fair value used in the impairment calculation was based on the best estimated selling price of the underlying T2-owned instruments, less the estimated cost to sell the instruments. During the three and six months ended June 30, 2018, the Company recorded a $ 0.2 million impairment charge, in the cost of product revenue and selling, general and administrative, related to manufacturing equipment for the Candida 1.0 cartridge, which was replaced by the Candida 1.1 cartridge.

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	June 30, 2018	December 31, 2017
Accrued payroll and compensation	$2,535	$2,793
Accrued research and development expenses	348	818
Accrued professional services	638	1,018
Other accrued expenses	689	1,589
Total accrued expenses and other current liabilities	$4,210	$6,218

At December 31, 2017, a fee associated with the Company’s Term Loan Agreement (Note 6) of $0.6 million is included in accrued expenses and other current liabilities, to match the classification of the associated debt. At June 30, 2018, the Company’s Term Loan Agreement with CRG and the associated fee are classified as non-current liabilities.

6. Notes Payable

Future principal payments on the notes payable are as follows (in thousands):

	June 30, 2018	December 31, 2017
Term loan agreement, net of deferred issuance costs of $1.4 million and $1.8 million, respectively	$40,344	$39,228
Equipment lease credit facility, net of deferred issuance cost of $14 thousand and $24 thousand, respectively	1,771	2,476
Total notes payable	42,115	41,704
Less: current portion of notes payable	(3,771)	(40,696)
Notes payable, net of current portion	$38,344	$1,008

The Term Loan Agreement with CRG is classified as a current liability on the balance sheet at December 31, 2017 based on the Company’s consideration of the probability of violating the minimum liquidity covenant included in the Term Loan Agreement.  The Term Loan Agreement with CRG is classified as a non-current liability at June 30, 2018, based on the remote probability of violating the minimum liquidity covenant, as a result of the Company’s June 2018 public offering and FDA market clearance of T2Bacteria. The contractual terms of the agreement require principal payments of $23.2 million and $23.2 million during the years ended December 31, 2021 and 2022, respectively.

Term Loan Agreement

In December 2016, the Company entered into a Term Loan Agreement (the “Term Loan Agreement”) with CRG. The Company initially borrowed $40.0 million pursuant to the Term Loan Agreement and may borrow up to an additional $10.0 million at any time through and including July 27, 2018, provided that, among other conditions, the Company receives 510(k) clearance for the marketing of T2Bacteria by the FDA by a certain date (the “Approval Milestone”), which originally was April 30, 2018. The Term Loan Agreement has a six-year term with three years (through December 30, 2019) of interest-only payments, which period shall be extended to four years (through December 30, 2020) if the Company achieves the Approval Milestone, after which quarterly principal and interest payments will be due through the December 30, 2022 maturity date. Interest on the amounts borrowed under the Term Loan Agreement accrues at an annual fixed rate of (a) prior to the Approval Milestone, 12.5%, 4.0% of which may be deferred during the interest-only period by adding such amount to the aggregate principal loan amount and (b) following the Approval Milestone, 11.5%, 3.5% of which may be deferred during the interest-only period by adding such amount to the aggregate principal loan amount. In addition, if the Company achieves certain financial performance metrics, the loan will convert to interest-only until the December 30, 2022 maturity, at which time all unpaid principal and accrued unpaid interest will be due and payable. The Company is required to pay CRG a financing fee based on the loan principal amount drawn. The Company is also required to pay a final payment fee of 8.0% of the principal outstanding upon repayment. The Company is accruing the final payment fee as interest expense and it is included as a non-current liability on the balance sheet.

The Company may prepay all or a portion of the outstanding principal and accrued unpaid interest under the Term Loan Agreement at any time upon prior notice subject to a certain prepayment fee during the first five years of the term and no prepayment fee thereafter. As security for its obligations under the Term Loan Agreement the Company entered into a security agreement with CRG whereby the Company granted a lien on substantially all of its assets, including intellectual property. The Term Loan Agreement also contains customary affirmative and negative covenants for a credit facility of this size and type, including a requirement to maintain a minimum cash balance. The Term Loan Agreement also requires the Company to achieve certain revenue targets, whereby the Company is required to pay double the amount of any shortfall as an acceleration of principal payments. The product revenue target for fiscal 2018 is $7.0 million. At June 30, 2018, the Company classified $2.0 million as current notes payable in anticipation of accelerated principal payments. The Term Loan Agreement includes a subjective acceleration clause whereby an event of default, including a material adverse change in the business, operations, or conditions (financial or otherwise), could result in the acceleration of the obligations under the Term Loan Agreement. Under certain circumstances, a default interest rate of an additional 4.0% per annum will apply at the election of CRG on all outstanding obligations during the occurrence and continuance of an event of default. CRG has not exercised its right under this clause, as there have been no such events.

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

In March 2018, the Term Loan Agreement was amended to extend the Approval Milestone to June 30, 2018, extend the additional $10.0 million funding through September 27, 2018 and reduce the fiscal year 2018 product revenue target to $7.0 million. The Company assessed the terms and features of the Term Loan Agreement, including the interest-only period dependent on the achievement of the Approval Milestone by June 30, 2018, which was achieved in May 2018, and the acceleration of the obligations under the Term Loan Agreement under an event of default, of the Term Loan Agreement in order to identify any potential embedded features that would require bifurcation. In addition, under certain circumstances, a default interest rate of an additional 4.0% per annum will apply at the election of CRG on all outstanding obligations during the occurrence and continuance of an event of default, The Company concluded that the features of the Term Loan Agreement are not clearly and closely related to the host instrument, and represent a single compound derivative that is required to be re-measured at fair value on a quarterly basis. At December 31, 2017, the Company recorded a derivative liability related to the Company’s Term Loan Agreement with CRG of $2.2 million. The fair value of the derivative at June 30, 2018 is $1.9 million. The Company reclassified the derivative liability to non-current liabilities, at June 30, 2018, to match the classification of the related Term Loan Agreement.

In December 2016, pursuant to the Term Loan Agreement, the Company made an initial draw of $39.2 million, net of financing fees. The Company used approximately $28.0 million of the initial proceeds to repay approximately $28.0 million of outstanding debt. Upon the repayment of all amounts owed by the Company related to debt outstanding prior to the Term Loan Agreement, all commitments related to prior debt terminated and al security interests granted by the Company were released.

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

Public Offering

On September 15, 2017, the Company sold 5,031,250 shares of its common stock in a public offering at $4.00 per share, for an aggregate gross cash purchase price of $20.1 million, or proceeds of $18.8 million after underwriters discount and expenses.

On June 4, 2018, the Company sold 7,015,000 shares of its common stock in a public offering at $7.50 per share, for an aggregate gross cash purchase price of $52.6 million, or proceeds of $49.4 million after underwriters discount and expenses.

Common Stock

The Company authorized 200,000,000 shares of common stock, $0.001 par value per share, of which 43,472,411 and 35,948,900 were outstanding as of June 30, 2018 and December 31, 2017, respectively.

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

2014 Stock Incentive Plan

The Company’s 2014 Incentive Award Plan (“2014 Plan”, and together with the 2006 Plan, the “Stock Incentive Plans”), provides for the issuance of shares of common stock in the form of stock options, awards of restricted stock, awards of restricted stock units, performance awards, dividend equivalent awards, stock payment awards and stock appreciation rights to directors, officers, employees and consultants of the Company. Since the establishment of the 2014 Plan, the Company has primarily granted stock options and restricted stock units. Generally, stock options are granted with exercise prices equal to or greater than the fair value of the common stock on the date of grant, expire no later than 10 years from the date of grant, and vest over various periods not exceeding 4 years.

The number of shares reserved for future issuance under the 2014 Plan is the sum of (1) 823,529 shares, (2) any shares that were granted under the 2006 Plan which are forfeited, lapsed unexercised or are settled in cash subsequent to the effective date of the 2014 Plan and (3) an annual increase on the first day of each calendar year beginning January 1, 2015 and ending on January 1, 2024, equal to the lesser of (A) 4% of the shares outstanding (on an as-converted basis) on the final day of the immediately preceding calendar year, and (B) such smaller number of shares determined by the Company’s Board of Directors. As of June 30, 2018, there were 765,543 shares available for future grant under the 2014 Plan.

Inducement Award Plan

The Company’s Inducement Award Plan (“Inducement Plan”), which was adopted in March 2018, provides for the granting of equity awards to new employees, which includes options, restricted stock awards, restricted stock units, performance awards, dividend equivalent awards, stock payment awards and stock appreciation rights. The aggregate number of shares of common stock which may be issued or transferred pursuant to awards under the Inducement Plan is 625,000 shares. Any awards that forfeit, expire, lapse, or are settled for cash without the delivery of shares to the holder are available for the grant of an award under the Inducement Plan. Any shares repurchased by or surrendered to the Company that are returned shall be available for grant of an award under the Inducement Plan. The payment of dividend equivalents in cash in conjunction with any outstanding Award shall not be counted against the shares available for issuance under the Inducement Plan. As of June 30, 2018, there were 319,000 shares available for future grant under the Inducement Plan.

Stock Options

During the six months ended June 30, 2018 and 2017, the Company granted stock options with an aggregate fair value of $5.0 million and $2.3 million, respectively, which are being amortized into compensation expense over the vesting period of the stock options as the services are being provided.

The following is a summary of stock option activity under the Plans (in thousands, except share and per share amounts):

	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value
Outstanding at December 31, 2017	3,785,083	$7.31	6.88	$1,989
Granted	1,422,750	5.61
Exercised	(202,677)	5.24		578
Forfeited	(568,056)	6.46
Cancelled	(83,121)	13.73
Outstanding at June 30, 2018	4,353,979	6.84	7.20	10,300
Exercisable at June 30, 2018	2,344,189	7.34	5.48	6,348
Vested or expected to vest at June 30, 2018	3,850,868	6.97	6.91	9,241

Included in the stock options outstanding as of December 31, 2017 are 106,066 performance based options, which were forfeited during the six month period ended June 30, 2018 as the performance conditions were not achieved.

The weighted-average grant date fair values of stock options granted in the six month periods ended June 30, 2018 and 2017 were $3.51 per share and $3.11 per share, respectively, and were calculated using the following estimated assumptions:

	Six Months Ended
	June 30,
	2018	2017
Weighted-average risk-free interest rate	2.64%	1.99%
Expected dividend yield	—%	—%
Expected volatility	68%	63%
Expected terms	6.0 years	6.0 years

The total fair values of stock options that vested during the six months ended June 30, 2018 and 2017 were $1.5 million and $2.0 million, respectively.

As of June 30, 2018, there was $7.3 million of total unrecognized compensation cost related to unvested stock options granted under the Stock Incentive Plans. Total unrecognized compensation cost will be adjusted for future changes in the estimated forfeiture rate. The Company expects to recognize that cost over a remaining weighted-average period of 2.98 years as of June 30, 2018.

Restricted Stock Units

During the six months ended June 30, 2018, the Company awarded shares of restricted stock units to certain employees and directors at no cost to them, which cannot be sold, assigned, transferred or pledged during the restriction period. The restricted stock and restricted stock units, excluding any restricted stock units with market conditions, vest through the passage of time, assuming continued employment. Restricted stock units are not included in issued and outstanding common stock until the shares are vested and released. The fair value of the award at the time of the grant is expensed on a straight line basis. The granted restricted stock units had an aggregate fair value of $6.2 million, which are being amortized into compensation expense over the vesting period of the options as the services are being provided.

Included in the restricted stock units granted during the six months ended June 30, 2018 are 1,179,090 restricted stock units with market conditions, which vest upon the achievement of stock price targets. The compensation cost for restricted stock units with market conditions is being recorded over the derived service period and was $2.5 million and $2.7 million for the three and six months ended June 30, 2018, respectively. During the three months ended June 30, 2018, 294,775 restricted stock units with market conditions vested upon achievement of a stock price target causing acceleration of the remaining expense for these units. The restricted stock units with market conditions that vested during the three months ended June 30, 2018 are not reflected as outstanding shares due to a deferred release date.

The following is a summary of restricted stock unit activity under the 2014 Plan (in thousands, except share and per share amounts):

	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2017	606,497	5.23
Granted	1,217,190	5.06
Vested	(467,547)	5.35
Forfeited	(66,284)	5.66
Cancelled	—	—
Nonvested at June 30, 2018	1,289,856	5.01

During the six months ended June 30, 2018, 467,547 restricted stock units vested and 14,803 shares were withheld to cover employee tax. As of June 30, 2018, there was $4.6 million of total unrecognized compensation cost related to unvested restricted stock units granted under the Stock Incentive Plans, including the unrecognized compensation expense of stock options with market conditions deemed probable of vesting. The Company expects to recognize that cost over a remaining weighted-average period of 0.95 years, as of June 30, 2018.

Stock-Based Compensation Expense

The following table summarizes the stock-based compensation expense resulting from awards granted under stock incentive plans, including the 2014 ESPP, that was recorded in the Company’s results of operations for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Cost of product revenue	$198	$36	$219	$65
Research and development	682	393	1,052	691
Selling, general and administrative	2,994	902	3,960	1,699
Total stock-based compensation expense	$3,874	$1,331	$5,231	$2,455

For the three months ended June 30, 2018 and 2017, $0.0 million and $0.1 million of stock-based compensation expenses were capitalized as part of inventory or T2Dx instruments and components, respectively. For the six months ended June 2018 and 2017, $0.0 million and $0.1 million of stock-based compensation expenses were capitalized as part of inventory or T2 instruments and components, respectively.

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

10. Net Loss Per Share

The following shares were excluded from the calculation of diluted net loss per share applicable to common stockholders, prior to the application of the treasury stock method, because their effect would have been anti-dilutive for the periods presented:

	Three and Six Months Ended June 30,
	2018	2017
Options to purchase common shares	4,353,979	4,006,148
Restricted stock units	1,289,856	597,220
Warrants to purchase common stock	528,958	528,958
Total	6,172,793	5,132,326

11. Co-Development Agreements

Canon US Life Sciences

On September 21, 2016, Canon became a related party when the Company sold the Canon Shares for an aggregate cash purchase price of $39.7 million, which represented 19.9% of the outstanding shares of common stock of the Company. On February 3, 2015, the Company entered into a Co-Development Partnership Agreement (the “Co-Development Agreement”) with Canon U.S. Life Sciences, Inc. (“Canon US Life Sciences”) to develop a diagnostic test panel to rapidly detect Lyme disease. Under the terms of the Co-Development Agreement, the Company received an upfront payment of $2.0 million from Canon US Life Sciences, and the agreement includes an additional $6.5 million of consideration upon achieving certain development and regulatory milestones for total aggregate payments of up to $8.5 million. In October 2015 and June 2018, the Company achieved specified technical requirements and received $1.5 million and $2.0 million, respectively, related to the achievement of the milestones. The Company is eligible to receive an additional $3.0 million under the arrangement related to the achievement of a regulatory milestone. All payments under the Co-Development Agreement are non-refundable once received. The Company will retain exclusive worldwide commercialization rights of any products developed under the Co-Development Agreement, including sales, marketing and distribution and Canon US Life Sciences will not receive any commercial rights and will be entitled to only receive royalty payments on the sales of all products developed under the Co-Development Agreement. Either party may terminate the Co-Development Agreement upon the occurrence of a material breach by the other party (subject to a cure period).

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

Under the Co-Development Agreement, the Company recorded revenue of $1.3 million for the three months ended June 30, 2018 and did not record any revenue for the three months ended June 30, 2017. The Company recorded revenue of $1.3 million and $0.3 million during the six months ended June 30, 2018 and 2017. Under the Co-Development Agreement, the Company expects to record revenue over the next two years, provided milestones are achieved.

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

The Company recorded revenue of $0.9 million and $0.2 million for the three months ended June 30, 2018 and 2017, respectively, and $2.2 million and $0.2 million for the six months ended June 30, 2018 and 2017, respectively, under the Allergan Agreement. The Company expects to record revenue over the next six months, provided development and regulatory milestones are achieved.

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

The Company recorded revenue of $0.5 million for the three and six months ended June 30, 2018 under the CARB-X Agreement. The Company expects to record revenue over the next two years, based upon cost-sharing and the achievement of certain project milestones.

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

On September 22, 2014, we received market clearance from the FDA for our first two products, the T2Dx Instrument, or the T2Dx and the T2Candida Panel, which have the ability to rapidly identify the five clinically relevant species of Candida, a fungal pathogen known to cause sepsis. On May 24, 2018, we received market clearance from the FDA for our T2Bacteria Panel, which has the ability to rapidly identify five of the most common and deadly sepsis-causing bacteria directly from whole blood. In the United States, we have built a direct sales force that is primarily targeting the top 1,200 hospitals with the highest concentration of patients at risk for sepsis-related infections. Internationally, we have primarily partnered with distributors that target large hospitals in their respective international markets. Two additional diagnostic applications in development are called T2Resistance and T2Lyme, which are focused on bacterial sepsis infections and Lyme disease, respectively. We expect that existing reimbursement codes will support our sepsis and Lyme disease product candidates, and that the anticipated economic savings associated with our sepsis products will be realized directly by hospitals.

We believe our sepsis products, which include T2Candida and T2Bacteria, will redefine the standard of care in sepsis management while lowering healthcare costs by improving both the precision and the speed of detection of sepsis-causing pathogens. According to a study published in the Journal of Clinical Microbiology in 2010, targeted therapy for patients with bloodstream infections can be delayed up to 72 hours due to the wait time for blood culture results. In another study published in Clinical Infectious Diseases in 2012, the delayed administration of appropriate antifungal therapy was associated with higher mortality among patients with septic shock attributed to Candida infection and, on that basis, the study concluded that more rapid and accurate diagnostic techniques are needed. Due to the high mortality rate associated with Candida infections, physicians often will place patients on antifungal drugs while they await blood culture diagnostic results which generally take at least five days to generate a negative test result. Antifungal drugs are toxic and may result in side effects and can cost over $50 per day. Our T2Candida Panel’s and T2Bacteria Panel’s speed to result coupled with its superior sensitivity as compared to blood culture may help reduce the overuse of ineffective, or even unnecessary, antimicrobial therapy which may reduce side effects for patients, lower hospital costs and potentially counteract the growing resistance to antifungal therapy. The administration of inappropriate therapy is a driving force behind the spread of antimicrobial-resistant pathogens, which the United States Centers for Disease Control and Prevention, or the CDC, recently called “one of our most serious health threats.” The addition of the use of our products, T2Bacteria and T2Candida, which both run on the T2Dx instrument, with the standard of care for the management of patients suspected of sepsis enables clinicians to potentially treat 90% of patients with sepsis pathogen infections with the right targeted therapy within the first twelve hours of development the symptoms of disease. Currently, high risk patients are typically initially treated with broad spectrum antibiotic drugs that typically cover approximately 60% of patients with infections. Of the remaining 40% of patients, approximately 30% of the patients typically have a bacterial infection and 10% typically have Candida infections. T2Candida and T2Bacteria are designed to identify pathogens commonly not covered by broad spectrum antibiotic drugs.

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

We have never been profitable and have incurred net losses in each year since inception. Our accumulated deficit at June 30, 2018 was $291.3 million.  Substantially all of our net losses resulted from costs incurred in connection with our research and development programs and from selling, general and administrative costs associated with our operations. We have incurred significant commercialization expenses related to product sales, marketing, manufacturing and distribution of our initial FDA-cleared products, T2Dx and T2Candida. In addition, we will continue to incur significant costs and expenses as we increase commercialization efforts for our most recent FDA-cleared product, T2 Bacteria, and continue to develop other product candidates, improve existing products and maintain, expand and protect our intellectual property portfolio. We may seek to fund our operations through public equity or private equity or debt financings, as well as other sources. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements if and when needed would have a negative impact on our business, results of operations and financial condition and our ability to develop, commercialize and drive adoption of the T2Dx, T2Candida, T2Bacteria, and future T2MR-based diagnostics.

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

We believe that our existing cash and cash equivalents at June 30, 2018, together with funding available under the Term Loan Agreement with CRG, will be sufficient to allow us to fund our current operating plan through August 31, 2019. At December 31, 2017, we had concluded that substantial doubt existed about our ability to continue as a going concern for a period of at least twelve months from the date of issuance of those consolidated financial statements. However, we alleviated the substantial doubt during the three months ended June 30, 2018. On June 4, 2018, we raised net proceeds of $49.4 million through our June 2018 public offering. During the quarter ended June 30, 2018, we also received a $2.0 million milestone payment from a co-development partner and received 510(k) clearance for the marketing of T2Bacteria, which was one of the conditions for borrowing an additional $10.0 million against the Term Loan Agreement with CRG (Note 6), which is available at any time through September 27, 2018.

At December 31, 2017, the conditions that raised substantial doubt regarding our ability to continue as a going concern resulted from certain elements of our operating plan being outside of our control, including the approval of T2Bacteria and receipt of certain development and regulatory milestone payments under our co-development agreements. Under ASC 205-40, the future receipt of potential funding from our co-development partners and other resources cannot be considered probable if the plans are not entirely within our control. In addition, we are required to maintain a minimum cash balance under our Term Loan Agreement with CRG.

Our Commercial Products and the Unmet Clinical Need

Our FDA-cleared products, the T2Dx instrument, T2Candida, and T2Bacteria utilize T2MR to detect species-specific Candida and sepsis-causing bacteria, respectively, directly from whole blood in as few as three hours versus the one to six or more days typically required by blood culture-based diagnostics. This allows the patient to potentially receive the correct treatment in four to six hours versus 24 to 144 hours for blood culture. The T2Candida and T2Bacteria run on the T2Dx and provide high sensitivity with a limit of detection as low as 1 CFU/mL, even in the presence of antimicrobial therapy.

Sepsis is one of the leading causes of death in the United States, claiming more lives annually than breast cancer, prostate cancer and AIDS combined, and it is the most expensive hospital-treated condition. Most commonly afflicting immunocompromised, critical care and elderly patients, sepsis is a severe inflammatory response to a bacterial or fungal infection with a mortality rate of approximately 30%. According to data published by the U.S. Department of Health and Human Services for 2016, the cost of sepsis was over $27 billion in the United States, or building on previous data demonstrating that sepsis was responsible for approximately 5% of the total aggregate costs associated with domestic hospital stays. Sepsis is typically caused by one or more of five Candida species or over 25 bacterial pathogens, and effective treatment requires the early detection and identification of these specific target pathogens in a patient’s bloodstream. Today, sepsis is typically diagnosed through a series of blood cultures followed by post-blood culture species identification. These methods have substantial diagnostic limitations that lead to a high rate of false negative test results, a delay of up to several days in administration of targeted treatment and the incurrence of unnecessary hospital expense. In addition, the Survey of Physicians’ Perspectives and Knowledge About Diagnostic Tests for Bloodstream Infections in 2015 reported that negative blood culture results are only trusted by 36% of those physicians. Without the ability to rapidly identify pathogens, physicians typically start treatment of at-risk patients with broad-spectrum antibiotics, which can be ineffective and unnecessary and have contributed to the spread of antimicrobial resistance. According to a study published by Critical Care Medicine in 2006, in sepsis patients with documented hypotension, administration of effective antimicrobial therapy within the first hour of detection was associated with a survival rate of 79.9% and, over the ensuing six hours, each hour of delay in initiation of treatment was associated with an average decrease in survival of 7.6%.

We believe our sepsis products, which include T2Candida and T2Bacteria, will redefine the standard of care in sepsis management while lowering healthcare costs by improving both the precision and the speed of detection of sepsis-causing pathogens. According to a study published in the Journal of Clinical Microbiology in 2010, targeted therapy for patients with bloodstream infections can be delayed up to 72 hours due to the wait time for blood culture results. In another study published in Clinical Infectious Diseases in 2012, the delayed administration of appropriate antifungal therapy was associated with higher mortality among patients with septic shock attributed to Candida infection and, on that basis, the study concluded that more rapid and accurate diagnostic techniques are needed. Our pivotal clinical trial demonstrated that T2Candida can deliver actionable results in as few as three hours, with an average time to result during the trial of 4.2 hours, compared to the average time to result of one to six or more days typically required for blood-culture-based diagnostics, which we believe will potentially enable physicians to make treatment decisions and administer targeted treatment to patients in four to six hours versus 24 to 144 hours for blood culture.

Data from our pivotal clinical trial for T2Bacteria was presented at the Association of Molecular Pathology annual meeting in November 2017. Results from the trial demonstrated that the T2Bacteria Panel can deliver actionable results in an average of 5.4 hours, compared to an average of 60 hours for detecting the same species by blood culture. In addition, T2Bacteria identified 69 patients with bloodstream infections that were missed by the paired blood culture that was simultaneously run. The T2Bacteria Panel pivotal clinical trial was presented at the 2018 ASM Microbe annual meeting. The pivotal study was a large study of over 1,400 patient samples collected across 11 hospital and hospital systems across the United States. The investigators concluded the following: (a) T2Bacteria demonstrated accuracy, including overall sensitivity of 90% and overall average specificity of 98%; (b) blood culture species identification results took an average of 3 days while T2Bacteria took an average of only 5.4 hours in the clinical trial, providing results more than 2.5 days faster; (c) 66% of patients in the clinical trial with a bloodstream infection confirmed by T2 and blood culture could have benefited from earlier appropriate antibiotics based on the rapid T2Bacteria result. A separate presentation on the T2Bacteria Panel at ASM Microbe 2018 by clinicians at Ochsner Medical Center found the following: (a) T2Bacteria detected 14 infections missed by a paired blood culture – but proven to be a true infection by other cultures; (b) the T2Bacteria Panel identified every infection detected by blood culture of the target species (100% sensitivity); (c) T2Bacteria was accurate in identifying samples without an infection, with 99% average specificity. The authors concluded that the advantages of T2Bacteria over blood culture could make it a valuable tool to enable faster time to targeted antibiotic therapy and reduced use of unnecessary antibiotics. Also at ASM Microbe 2018, in a late-breaker poster from Northwestern University, clinicians found the T2Bacteria Panel was accurate compared to blood culture and detected 18 clinically important urinary and respiratory infections that were missed by blood culture. The authors concluded that T2Bacteria may improve patient care by providing clinicians rapid and actionable information for treating patients. In November 2015, the Company presented preliminary data demonstrating the ability of our T2Bacteria Panel product candidate to provide the rapid and sensitive identification of certain sepsis-causing bacteria included in the panel, directly from whole blood. The bacteria species included in T2Bacteria are Staphylococcus aureus, Enterococcus faecium, Escherichia coli, Klebsiella pneumoniae, and Pseudomonas aeruginosa. The five bacteria species in our T2Bacteria Panel are responsible for about half of all septic infections. Additionally, when combined with the use of T2Candida and the practice of empirically administering broad spectrum antibiotics, the rapid detection of these bacteria may enable 90% of patients with sepsis to receive rapid and appropriate therapy.  The T2Bacteria Panel that is CE Marked includes A. baumannii, which has an estimated incidence rate of 3.6% in Europe, higher than the 1% incidence rate in the United States.

Our T2Candida Panel

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

At ASM Microbe 2018, in a late-breaker poster from the Centers for Disease Control and Prevention (CDC) on their validation of the Research Use Only diagnostic for the detection of the emerging superbug Candida auris, found that the T2 Magnetic Resonance (T2MR®) provided accurate diagnostic results from patient skin samples. The poster concludes that T2MR could be used to provide a more rapid response to future outbreaks.

Our T2Bacteria Panel

On May 24, 2018, we received market clearance from the FDA for our T2Bacteria Panel, a multiplex diagnostic panel that detects five major bacterial pathogens associated with sepsis and, in conjunction with T2Candida and standard empiric therapy regimens, may enable the early, appropriate treatment of 95% of sepsis patients. T2Bacteria, which also runs on the T2Dx, addresses the same approximately 6.75 million symptomatic high-risk patients as T2Candida and also a new population of patients who are at increased risk for bacterial infections, including an additional two million patients presenting with symptoms of infection in the emergency room setting.

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

Our T2Direct Diagnostics

We believe our T2 Magnetic Resonance technology, or T2MR, delivers what no conventional technology currently available can: a rapid, sensitive and simple diagnostic platform to enable sepsis applications that can identify specific sepsis pathogens directly from an unpurified blood sample in hours instead of days at a level of accuracy equal to or better than blood culture-based diagnostics. The addition of the use of our products, T2Bacteria and T2Candida, which both run on the T2Dx instrument, with the standard of care for the management of patients suspected of sepsis enables clinicians to potentially treat 90% of patients with sepsis pathogen infections with the right targeted therapy within the first twelve hours of developing the symptoms of disease. Currently, high risk patients are typically initially treated with broad spectrum antibiotic drugs that typically cover approximately 60% of patients with infections. Of the remaining 40% of patients, approximately 30% of the patients have a bacterial infection and 10% have Candida infections. T2Candida and T2Bacteria are designed to identify pathogens commonly not covered by broad spectrum antibiotic drugs.

We believe our products provide a pathway for more rapid and targeted treatment of infections, potentially reducing the mortality rate by as much as 75% if a patient is treated within 12 hours of suspicion of infection and significantly reducing the cost burden of sepsis. Each year, approximately 500,000 patients in the United States die from sepsis. According to a study published by Critical Care Medicine in 2006, in sepsis patients with documented hypotension, administration of effective antimicrobial therapy within the first hour of detection was associated with a survival rate of 79.9% and, over the ensuing six hours, each hour of delay in initiation of treatment was associated with an average decrease in survival of 7.6%. According to such study, the survival rate for septic patients who remained untreated for greater than 36 hours was approximately 5%. The toll of sepsis on a patient’s health can be severe: more than one-in-five patients die within two years as a consequence of sepsis. Sepsis is also the most prevalent and costly cause of hospital readmissions.

We believe our products address a significant unmet need in in vitro diagnostics by providing:

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

We believe that T2MR can also address the significant unmet need associated with Lyme disease, a tick-borne illness that can cause prolonged neurological disease and musculoskeletal disease. For patients with Lyme disease, early diagnosis and appropriate treatment significantly reduces both the likelihood of developing neurological and musculoskeletal disorders, as well as the significant costs associated with treating these complications. Our product candidate, T2Lyme, will identify the bacteria that cause Lyme disease directly from the patient’s blood, without the need for blood culture which, for the bacteria associated with Lyme disease, can take several weeks. Our Lyme product candidate is currently in development and we initiated a T2Lyme clinical trial in May 2018.

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

The items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2017 remained materially consistent, other than the January 1, 2018 adoption of ASC 606, Revenue from Contracts with Customers (“ASC 606”), which did not have a material impact on the condensed consolidated financial statements (Note 2). For a description of those critical accounting policies, please refer to our Annual Report on Form 10-K filing for the year ended December 31, 2017.

Results of Operations for the Three Months Ended June 30, 2018 and 2017

	Three Months Ended June 30,
	2018	2017	Change
	(in thousands)
Revenue:
Product revenue	$1,220	$735	$485
Research revenue	2,711	221	2,490
Total revenue	3,931	956	2,975
Costs and expenses:
Cost of product revenue	3,458	1,989	1,469
Research and development	3,749	7,112	(3,363)
Selling, general and administrative	7,611	5,759	1,852
Total costs and expenses	14,818	14,860	(42)
Loss from operations	(10,887)	(13,904)	3,017
Interest expense, net	(1,506)	(1,654)	148
Other income, net	69	102	(33)
Net loss	$(12,324)	$(15,456)	$3,132

Product revenue

Product revenue was $1.2 million for the three months ended June 30, 2018 compared to $0.7 million for the three months ended June 30, 2017, an increase of $0.5 million.  The increase was driven primarily by increased T2Dx instrument sales of $0.4 million and higher comparable sales of T2Candida consumables of $0.1 million.

Research revenue

Research revenue was $2.7 million for the three months ended June 30, 2018, compared to $0.2 million for the three months ended June 30, 2017, an increase of $2.5 million.  The increase was primarily the result of higher revenue recognized from services delivered under our Co-Development Agreement with Canon US Life Sciences of $1.3 million, which was recognized upon achievement of a $2.0 million milestone, an increase of $0.7 million from our Co-Development Agreement with Allergan Sales, LLC and revenue of $0.5 million related to our cost-sharing agreement with CARB-X that was executed in March 2018.

Cost of product revenue

Cost of product revenue was $3.5 million for the three months ended June 30, 2018, compared to $2.0 million for the three months ended June 30, 2017, an increase of $1.5 million. The increase in cost was driven by the increase in product revenue, labor and parts for service contracts and idle capacity resulting from the anticipation of T2Bacteria approval by the FDA and launch, which occurred on May 28, 2018.

Research and development expenses

Research and development expenses were $3.7 million for the three months ended June 30, 2018, compared to $7.1 million for the three months ended June 30, 2017, a decrease of $3.4 million over the prior year comparable period. Clinical, preclinical and related expenses decreased by $1.4 million due to the completion of the T2Bacteria clinical trial and T2Lyme pre-clinical trial. Facilities related and other research and development expenses, which includes depreciation, lab related and engineering prototype expenses, decreased by $1.0 million. The decrease is mostly driven by less depreciation from T2-owned instruments, which was classified as R&D expense while the instruments were used in the T2Bacterial clinical trial, and lab supplies also associated with the trial. Payroll and related expenses decreased by $0.8 million due to our cost savings initiative. Outside services decreased by $0.2 million, primarily due to less consulting as a result of the completion of the T2Bacteria clinical trial and T2Lyme pre-clinical trial.

Selling, general and administrative expenses

Selling, general and administrative expenses were $7.6 million for the three months ended June 30, 2018, compared to $5.8 million for the three months ended June 30, 2017, an increase of $1.9 million over the prior year comparable period. The increase was attributed to increased stock compensation expense of $2.1 million primarily associated with restricted stock units with market conditions. These increases were partially offset by lower payroll and related expenses of $0.3 million due to our cost savings initiative.

Interest expense, net

Interest expense, net, was $1.5 million for the three months ended June 30, 2018, compared to $1.7 million for the three months ended June 30, 2017, a decrease of $0.2 million over the prior year comparable period.

Other income, net

Other income, net, was $0.1 million of net income for the three months ended June 30, 2018 and June 30, 2017.

Results of Operations for the Six Months Ended June 30, 2018 and 2017

	Six Months Ended June 30,
	2018	2017	Change
	(in thousands)
Revenue:
Product revenue	$2,268	$1,366	$902
Research revenue	3,974	531	3,443
Total revenue	6,242	1,897	4,345
Costs and expenses:
Cost of product revenue	6,731	3,617	3,114
Research and development	8,467	13,697	(5,230)
Selling, general and administrative	13,366	11,633	1,733
Total costs and expenses	28,564	28,947	(383)
Loss from operations	(22,322)	(27,050)	4,728
Interest expense, net	(3,074)	(3,291)	217
Other income, net	159	181	(22)
Net loss	$(25,237)	$(30,160)	$4,923

Product revenue

Product revenue was $2.3 million for the six months ended June 30, 2018 compared to $1.4 million for the six months ended June 30, 2017, an increase of $0.9 million.  The increase was driven primarily by increased T2Dx instrument sales of $0.5 million and higher comparable sales of T2Candida consumables of $0.4 million, which is attributed to a larger install base and improved customer adoption.

Research revenue

Research revenue was $4.0 million for the six months ended June 30, 2018, compared to $0.5 million for the six months ended June 30, 2017, an increase of $3.5 million.  The increase was primarily the result of higher revenue recognized from services delivered under our Co-Development Agreement with Allergan Sales, LLC of $2.0 million, higher revenue recognized from services delivered under our Co-Development Agreement with Canon US Life Sciences of $1.0 million, a result of achieving a $2.0 million milestone during the six months ended June 30, 2018 and revenue of $0.5 million from our cost-sharing agreement with CARB-X, which commenced during the six months ended June 30, 2018.

Cost of product revenue

Cost of product revenue was $6.7 million for the six months ended June 30, 2018, compared to $3.6 million for the six months ended June 30, 2017, an increase of $3.1 million. The increase in cost was driven by the increase in product revenue, labor and parts for service contracts and idle capacity resulting from the anticipation of T2Bacteria approval by the FDA and launch, which occurred on May 28, 2018.

Research and development expenses

Research and development expenses were $8.5 million for the six months ended June 30, 2018, compared to $13.7 million for the six months ended June 30, 2017, a decrease of $5.2 million over the prior year comparable period. Clinical, preclinical and related expenses decreased by $2.6 million due to the completion of the T2Bacteria clinical trial and T2Lyme pre-clinical trial. Facilities related and other research and development expenses, which include depreciation, lab related and engineering prototype expenses, decreased by $1.4 million.  The decrease is mostly driven by less depreciation from T2-owned instruments which were used in the T2Bacterial clinical trial and lab supplies also associated with the trial. Payroll and related expenses decreased by $1.0 million due to our cost savings initiative. Outside services decreased by $0.2 million, primarily due to less consulting as a result of the completion of the T2Bacteria clinical trial and T2Lyme pre-clinical trial.

Selling, general and administrative expenses

Selling, general and administrative expenses were $13.4 million for the six months ended June 30, 2018, compared to $11.6 million for the six months ended June 30, 2017, an increase of $1.8 million over the prior year comparable period. The increase was attributed to increased stock compensation expense of $2.3 million primarily associated with restricted stock units with market conditions.  The increase was partially offset by lower outside services of $0.4 million from decreased investor relations spend, insurance fees and professional fees and lower payroll and related expenses of $0.1 million due to our cost savings initiative.

Interest expense, net

Interest expense, net, was $3.1 million for the six months ended June 30, 2018, compared to $3.3 million for the six months ended June 30, 2017, a decrease of $0.2 million over the prior year comparable period.

Other income, net

Other income, net, was $0.2 million of net income for the six months ended June 30, 2018 and June 30, 2017.

Liquidity and Capital Resources

We have incurred losses and cumulative negative cash flows from operations since our inception, and as of June 30, 2018, and December 31, 2017 we had an accumulated deficit of $291.3 million and $266.1 million respectively. Having obtained clearance from the FDA and a CE mark in Europe to market the T2Dx, T2Candida, and T2Bacteria, the Company has incurred significant commercialization expenses related to product sales, marketing, manufacturing and distribution. The Company may seek to fund its operations through public equity or private equity or debt financings, as well as other sources. However, the Company may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. The Company’s failure to raise capital or enter into such other arrangements if and when needed would have a negative impact on the Company’s business, results of operations and financial condition and the Company’s ability to develop and commercialize T2Dx, T2Candida, T2Bacteria, and other product candidates.

Historically, we have funded our operations primarily through our August 2014 initial public offering, December 2015 public offering, September 2016 private investment in public equity financing, its September 2017 public offering, its June 2018 public offering, private placements of redeemable convertible preferred stock and debt financing arrangements.

Plan of operations and future funding requirements

As of June 30, 2018 and December 31, 2017 we had unrestricted cash and cash equivalents of approximately $70.7 million and $41.8 million respectively. Currently, our funds are primarily held in money market funds invested in U.S. government agency securities. Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, costs related to our products, clinical trials, laboratory and related supplies, supplies and materials used in manufacturing, legal and other regulatory expenses and general overhead costs.

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

Going Concern

We believe that our existing cash and cash equivalents at June 30, 2018, together with funding available under the Term Loan Agreement with CRG, will be sufficient to allow us to fund our current operating plan through August 31, 2019. At December 31, 2017, we had concluded that substantial doubt existed about our ability to continue as a going concern for a period of at least twelve months from the date of issuance of those consolidated financial statements. However, we alleviated the substantial doubt during the three months ended June 30, 2018. On June 4, 2018, we raised net proceeds of $49.4 million through its June 2018 public offering. During the quarter ended June 30, 2018, we also received a $2.0 million milestone payment from a co-development partner and received 510(k) clearance for the marketing of T2Bacteria, which was one of the conditions for borrowing an additional $10.0 million against the Term Loan Agreement with CRG (Note 6), which is available at any time through September 27, 2018.

At December 31, 2017, the conditions that raised substantial doubt regarding our ability to continue as a going concern resulted from certain elements of our operating plan being outside of our control, including the approval of T2Bacteria and receipt of certain development and regulatory milestone payments under our co-development agreements. Under ASC 205-40, the future receipt of potential funding from our co-development partners and other resources cannot be considered probable if the plans are not entirely within our control. In addition, the Term Loan Agreement with CRG requires us to achieve certain annual revenue targets, whereby we are required to pay double the amount of any shortfall as an acceleration of principal payments, and maintain a minimum liquidity amount. Should we have fallen short of the revenue target we would have sought a waiver of this provision. There can be no assurances that we would have been successful in obtaining a waiver. We are also required to maintain a minimum cash balance under our Term Loan Agreement with CRG.

Cash flows

The following is a summary of cash flows for each of the periods set forth below:

	Six Months Ended June 30,
	2018	2017
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(20,356)	$(24,979)
Investing activities	(599)	(2,468)
Financing activities	49,786	93
Net increase (decrease) in cash, cash equivalents and restricted cash	$28,831	$(27,354)

Net cash used in operating activities

Net cash used in operating activities was approximately $20.4 million for the six months ended June 30, 2018, and consisted of a net loss of $25.2 million adjusted for non-cash items including stock-based compensation expense of $5.3 million, depreciation and amortization expense of $1.2 million, non-cash interest expense of $1.1 million, an impairment charge of $0.2 million, offset by a change in the fair value of the derivative instrument of $0.4 million, deferred rent of $0.1 million, and a net change in operating assets and liabilities of $2.5 million, primarily related to an increase in accounts receivable of $1.2 million from increased instrument sales and our cost-sharing agreement with CARB-X, a decrease in accrued expenses and accounts payable of $0.6 million due to clinical, bonus and professional fees, a decrease in deferred revenue of $0.6 million primarily from our Co-Development Agreement with Allergan Sales, LLC, and an increase in prepaid expenses and other assets of $0.1 million.

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

Net cash used in investing activities

Net cash used in investing activities was approximately $0.6 million for the six months ended June 30, 2018, and consisted of costs to acquire property and equipment.

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

Net cash provided by financing activities

Net cash provided by financing activities was approximately $49.8 million for the six months ended June 30, 2018, and consisted primarily of the net proceeds from the June 2018 public offering of $49.4 million and proceeds from the exercise of stock options of $1.1 million which were partially offset by $0.7 million of repayments of notes payable.

Net cash provided by financing activities was approximately $0.1 million for the six months ended June 30, 2017, and consisted primarily of $0.6 million of repayments of notes payable, partially offset by $0.7 million of proceeds from the exercise of stock options and sale of common stock under our 2014 Employee Stock Purchase Plan.

Borrowing Arrangements

Term Loan Agreement

In December 2016, we entered into a Term Loan Agreement (the “Term Loan Agreement”) with CRG. We borrowed $40.0 million pursuant to the Term Loan Agreement and may borrow up to an additional $10.0 million at any time through and including July 27, 2018, provided that, among other conditions, we receive 510(k) clearance for the marketing of T2Bacteria by the FDA by a certain date (the “Approval Milestone”), which originally was April 30, 2018 (the “Original Approval Milestone Date”). The Term Loan Agreement has a six-year term with three years (through December 30, 2019) of interest-only payments, which period shall be extended to four years (through December 30, 2020) if we achieve the Approval Milestone, after which quarterly principal and interest payments will be due through the December 30, 2022 maturity date. Interest on the amounts borrowed under the Term Loan Agreement accrues at an annual fixed rate of (a) prior to the Approval Milestone, 12.5%, 4.0% of which may be deferred during the interest-only period by adding such amount to the aggregate principal loan amount and (b) following the Approval Milestone, 11.5%, 3.5% of which may be deferred during the interest-only period by adding such amount to the aggregate principal loan amount. In addition, if we achieve certain financial performance metrics, the loan will convert to interest-only until the December 30, 2022 maturity, at which time all unpaid principal and accrued unpaid interest will be due and payable. We are required to pay CRG a financing fee based on the loan principal amount drawn. We are also required to pay a final payment fee of 8.0% of the principal outstanding upon repayment. In March 2018, the Term Loan Agreement was amended to extend the Original Approval Milestone Date to June 30, 2018, extend the additional $10.0 million funding through September 27, 2018 and reduce the fiscal year 2018 product revenue target to $7.0 million. In May 2018, we achieved the Approval Milestone by obtaining market clearance from the U.S. Food and Drug Administration (“FDA”) for our T2Bacteria Panel.

We may prepay all or a portion of the outstanding principal and accrued unpaid interest under the Term Loan Agreement at any time upon prior notice subject to a prepayment fee during the first five years of the term and no prepayment fee thereafter. As security for our obligations under the Term Loan Agreement we entered into a security agreement with CRG whereby we granted a lien on substantially all of its assets, including intellectual property. The Term Loan Agreement also contains customary affirmative and negative covenants for a credit facility of this size and type. The Term Loan Agreement also requires us to achieve certain revenue targets, whereby we are required to pay double the amount of any shortfall as an acceleration of principal payments. At June 30, 2018, the Company classified $2.0 million as current notes payable in anticipation of accelerated principal payments. The Term Loan Agreement includes a subjective acceleration clause whereby an event of default, including a material adverse change in the business, operations, or conditions (financial or otherwise), could result in the acceleration of the obligations under the Term Loan Agreement. Under certain circumstances, a default interest rate of an additional 4.0% per annum will apply at the election of CRG on all outstanding obligations during the occurrence and continuance of an event of default. CRG has not exercised its right under this clause, as there have been no such events. We believe the likelihood of CRG exercising this right is remote.

We assessed the terms and features of the Term Loan Agreement, including the interest-only period and the acceleration of the obligations under the Term Loan Agreement under an event of default, in order to identify any potential embedded features that would require bifurcation. In addition, under certain circumstances, a default interest rate of an additional 4.0% per annum will apply at the election of CRG on all outstanding obligations during the occurrence and continuance of an event of default. We concluded that these features are not clearly and closely related to the host instrument, and represent a single compound derivative that is required to be re-measured at fair value on a quarterly basis. As such, we recorded a derivative liability of $1.9 million as of June 30, 2018.

In December 2016, pursuant to the Term Loan Agreement, we made an initial draw of $39.2 million, net of financing fees. We used approximately $28.0 million of the initial proceeds to repay approximately $28.0 million of outstanding debt. Upon the repayment of all amounts owed by us related to debt outstanding prior to the Term Loan Agreement, all commitments related to prior debt terminated and all security interests granted by us were released.

In connection with the Term Loan Agreement entered into in December 2016, we issued to CRG four separate warrants to purchase a total of 528,958 shares of common stock. The warrants are exercisable any time prior to December 30, 2026 at a price of $8.06 per share, with typical provisions for termination upon a change of control or sale of all or substantially all of our assets. The warrants are classified within shareholders’ equity, and the proceeds were allocated between the debt and warrants based on their relative fair value. The fair value of the warrants was determined by the Black Scholes Merton option pricing model. The fair value of the warrants at issuance on December 30, 2016 was $1.8 million.

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

Contractual Obligations and Commitments

The Term Loan Agreement with CRG was classified as a current liability in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Annual Report on Form 10-K for the year ended December 31, 2017. As of June 30, 2018, the Term Loan Agreement with CRG is classified as a non-current liability, in accordance with the contractual terms of the agreement, which require principal and interest payments of $1.7 million, $7.7 million, and $56.2 million during the years ended December 31, 2018, 2019-2020 and 2021-2022, respectively. There were no other material changes to our contractual obligations and commitments from those described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Annual Report on Form 10-K for the year ended December 31, 2017.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk related to changes in interest rates. As of June 30, 2018 and December 31, 2017, we had cash and cash equivalents of $70.7 million and $41.8 million, respectively, held primarily in money market funds consisting of U.S. government agency securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term securities. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate one percent change in interest rates would not have a material effect on the fair market value of our portfolio. As of June 30, 2018 and December 31, 2017, we had no outstanding debt exposed to variable market interest rates.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Management of the Company, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of June 30, 2018. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that due to a material weakness that existed at December 31, 2017 relating to the accounting for instruments which are classified as either inventory or property and equipment depending on their future use which had not yet been remediated, the Company’s disclosure controls and procedures were not effective as of June 30, 2018.

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

(b) Changes in Internal Control over Financial Reporting

Except as noted above, during the quarter ended June 30, 2018, there have been no changes to the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.

OTHER INFORMATION

Item 1. Legal Proceedings

We may be from time to time subject to various claims and legal actions during the ordinary course of our business. There are currently no claims or legal actions, individually or in the aggregate, that would have a material adverse effect on our results of operations or financial condition.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017, which could materially affect our business, financial condition or future results. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017, except that the conditions and events that previously raised substantial doubt about our ability to continue as a going concern no longer exist. On June 4, 2018, we raised net proceeds of $49.4 million through a public offering. During the quarter ended June 30, 2018, we also received a $2.0 million milestone payment from a co-development partner and received 510(k) clearance for the marketing of T2Bacteria, which was one of the conditions for borrowing an additional $10.0 million against the Term Loan Agreement with CRG (Note 6), which is available through September 27, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits, Financial Statement Schedules

Exhibit Number	Exhibit Description

3.1	Restated Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K (File No. 001-36571) filed on August 12, 2014)

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K (File No. 001-36571) filed on August 12, 2014)

10.1	Third Amendment to Supply Agreement, dated May 16, 2018 (incorporate by reference to Exhibit 10.1 of the Company’s Form 8-K (File No. 001-36571) filed on May 17, 2018)

31.1*	Certification of principle executive officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of principal financial officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1*

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL: (i) Condensed Consolidated Balance Sheets (unaudited), (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited), (iii) Condensed Consolidated Statements of Cash Flows (unaudited), and (v) Notes of Condensed Consolidated Financial Statements.

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

T2 BIOSYSTEMS, INC.

Date: August 2, 2018	By:	/s/ JOHN MCDONOUGH
John McDonough
President, Chief Executive Officer and Director
(principal executive officer)

Date: August 2, 2018	By:	/s/ JOHN SPRAGUE
John Sprague
Chief Financial Officer
(principal financial and accounting officer)