Form 10-K
period 2018-12-31
T2 Biosystems, Inc.
filed 2019-03-14
CIK 1492674

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ◻     No   ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.       Yes  ☒      No  ☐

As of June 29, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $286.6 million based on the closing price for the common stock of $7.74 on that date. Shares of common stock held by each executive officer, director, and their affiliated stockholders have been excluded from this calculation as such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the registrant’s common stock on March 8, 2019 was 44,320,048. The common stock is listed on the NASDAQ Global Market (trading symbol “TTOO”).

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

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “forecast,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Annual Report on Form 10-K are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K and are subject to a number of risks, uncertainties and assumptions described under the sections in this Annual Report on Form 10-K entitled “Item 1A.—Risk Factors”. These forward looking statements are subject to numerous risks, including, without limitation, the following:

•	our status as an early stage company;

•	our expectation to incur losses in the future;
•	the market acceptance of our T2MR technology;
•	our ability to timely and successfully develop and commercialize our existing products and future product candidates;
•	the length and variability of our anticipated sales and adoption cycle;
•	our limited sales history;
•	our ability to gain the support of leading hospitals and key thought leaders and publish the results of our clinical trials in peer-reviewed journals;
•	our ability to successfully manage our growth;
•	our future capital needs and our ability to raise additional funds;
•	the performance of our diagnostics;
•	our ability to compete in the highly competitive diagnostics market;
•	our ability to obtain marketing clearance from the FDA or regulatory clearance for new product candidates in the United States or any other jurisdiction;
•	impacts of and delays caused by future federal government shutdowns;
•	federal, state, and foreign regulatory requirements, including diagnostic product reimbursements and FDA regulation of our product candidates;
•	our ability to protect and enforce our intellectual property rights, including our trade secret-protected proprietary rights in T2MR;
•	our ability to recruit, train and retain key personnel;
•	our dependence on third parties;
•	our ability to continue as a going concern;
•	manufacturing and other product risks;
•	the impact of the adoption of new accounting standards; and
•	the Tax Cuts and Jobs Act of 2017 (Tax Reform)

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

On September 22, 2014, we received market clearance from the FDA for our first two products, the T2Dx instrument, or the T2Dx and the T2Candida Panel, or T2Candida, which have the ability to rapidly identify the five clinically relevant species of Candida, a fungal pathogen known to cause sepsis, directly from whole blood. On May 24, 2018, we received market clearance from the FDA for our T2Bacteria Panel, or T2Bacteria, which runs on the T2Dx and has the ability to rapidly identify five of the most common and deadly sepsis-causing bacteria (members of the ESKAPE pathogens) directly from whole blood. We have also developed and sell a research use only Candida auris assay for the rapid identification of Candida auris, a species of Candida that is highly drug resistant. Two additional diagnostic applications in development are called T2Carba Resistance+ and T2Lyme, which are focused on gram-negative bacterial sepsis infections and Lyme disease, respectively. Diagnostic applications for additional bacteria species and resistance markers are in development as part of a collaboration with CARB-X, a public-private partnership with the U.S. Department of Health and Human Services, or HHS, and the Wellcome Trust of London, focused on combatting antibiotic resistant bacteria. We anticipate that existing reimbursement codes will support our sepsis and Lyme disease product candidates, and that the anticipated economic savings associated with our sepsis products will be realized directly by hospitals. In the United States, we have built a direct sales force that is primarily targeting the top 1,200 hospitals with the highest concentration of patients at risk for sepsis-related infections. Internationally, we have primarily partnered with distributors that target large hospitals in their respective international markets.

Sepsis is one of the leading causes of death in the United States, claiming more lives annually than breast cancer, prostate cancer, and AIDS combined, and it is the most expensive hospital-treated condition. Most commonly afflicting immunocompromised, critical care, and elderly patients, sepsis is a severe inflammatory response to a bacterial or fungal infection with a mortality rate of approximately 30%. Based on data published by the HHS in 2017, the cost of sepsis was over $27 billion in the United States, building on data from 2013 demonstrating that sepsis was responsible for approximately 5% of the total aggregate costs associated with domestic hospital stays. Sepsis is typically caused by one or more of five Candida species or over 25 bacterial pathogens, and effective treatment requires the early detection and identification of these specific target pathogens in a patient’s bloodstream. Today, sepsis is typically diagnosed through a series of blood cultures followed by post-blood culture species identification if a blood culture tests positive. These methods have substantial diagnostic limitations that lead to a high rate of false negative test results, a delay of up to several days in administration of targeted treatment, and the incurrence of unnecessary hospital expense. In addition, the Survey of Physicians’ Perspectives and Knowledge About Diagnostic Tests for Bloodstream Infections in 2015 reported that negative blood culture results are only trusted by 36% of those physicians. Without the ability to rapidly identify pathogens, physicians typically start treatment of at-risk patients with broad-spectrum antibiotics and switch therapies every 12 to 24 hours if a patient is not responding. These drugs, which can be costly, are often ineffective and unnecessary and have contributed to the spread of antimicrobial resistance. The speed to getting the patient on the right targeted therapy is critical.  According to a study published by Critical Care Medicine in 2006, in sepsis patients with documented hypotension, administration of effective antimicrobial therapy within the first hour of detection was associated with a survival rate of 79.9% and, over the ensuing six hours, each hour of delay in initiation of treatment was associated with an average decrease in survival of 7.6%.

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

Our pivotal clinical trial for T2Candida demonstrated that it can deliver actionable results in as few as three hours, with an average time to result during the trial of 4.2 hours, compared to the average time to result of one to six or more days typically required for blood-culture-based diagnostics and the pivotal clinical trial for T2Bacteria demonstrated that it can deliver actionable results in an average of 5.4 hours, compared to an average of 60 hours for detecting the same species by blood culture. We believe the speed of the T2Candida and T2Bacteria tests will enable physicians to potentially make treatment decisions and administer targeted treatment to patients in four to six hours versus 24 to 144 hours for blood culture.  Furthermore, in April 2015, Future Microbiology published the results of an economic study regarding the use of T2Candida conducted by IMS Health, a healthcare economics agency. In that economic study, IMS demonstrated that an average hospital admitting 5,100 patients at risk for Candida infections could save approximately $5.8 million annually due to decreased hospital stays for patients, reduction in use of antifungal drugs and other associated savings. The economic study further showed T2Candida can potentially reduce the costs of care by $26,887 per Candida patient and that rapid detection of Candida reduces patient deaths by 60.6%. Results from a data analysis of T2Candida for the detection and monitoring of Candida infection and sepsis were published comparing aggregated results from the use of T2Candida to blood culture-based diagnostics for the detection of invasive candidiasis and candidemia. The analysis included samples acquired from more than 1,900 patients. Out of 55 prospective patient cases that were tested with T2Candida and blood culture and determined to be positive or likely to be positive for a Candida infection, T2Candida detected 96.4% of the patients (53 cases) compared to detection of 60% of the patients (33 cases) with blood culture.

In addition, due to the high mortality rate associated with Candida infections, physicians often will place patients on antifungal drugs while they await blood culture diagnostic results which generally take at least five days to generate a negative test result. Antifungal drugs are toxic and may result in side effects and can cost over $50 per day. The speed to result of T2Candida and T2Bacteria coupled with their superior sensitivity as compared to blood culture may help reduce the overuse of ineffective, or even unnecessary, antimicrobial therapy which may reduce side effects for patients, lower hospital costs and potentially counteract the growing resistance to antifungal therapy. The administration of inappropriate therapy is a driving force behind the spread of antimicrobial-resistant pathogens, which the United States Centers for Disease Control and Prevention, or the CDC, recently called “one of our most serious health threats.” The addition of the use of our products, T2Bacteria and T2Candida, which both run on the T2Dx instrument, with the standard of care for the management of patients suspected of sepsis, enables clinicians to potentially treat 90% of patients with sepsis pathogen infections with the right targeted therapy within the first twelve hours of development of the symptoms of disease. Currently, high risk patients are typically initially treated with broad spectrum antibiotic drugs that typically cover approximately 60% of patients with infections. Of the remaining 40% of patients, approximately 30% of the patients typically have a bacterial infection and 10% typically have Candida infections. T2Candida and T2Bacteria are designed to identify pathogens commonly not covered by broad spectrum antibiotic drugs.

Our Strategy

T2MR enables rapid and sensitive direct detection of a range of targets, and we believe it can be used in a variety of diagnostic applications that will improve patient outcomes and reduce healthcare costs. Our objective is to establish T2MR as a standard of care for clinical diagnostics. To achieve this objective, our strategy is to:

•

Drive Commercial Adoption of Our Sepsis Products by Demonstrating Their Value to Physicians, Laboratory Directors and Hospitals.  We expect our sepsis products to meaningfully improve patient outcomes while reducing costs to hospitals. We have established a targeted, direct sales force in the United States and have partnered with distributors internationally, all of whom are initially focused on educating physicians and demonstrating our clinical and economic value proposition to hospitals that have the highest populations of at-risk critical care and immunocompromised patients. We believe a sustained focus on these hospitals will drive adoption of the T2Dx, T2Candida, T2Bacteria, and future T2MR-based diagnostics. As a part of this effort, we will continue to work with thought leaders, conduct clinical and health economic studies and seek publication and presentation of these studies.

•

Establish a Recurring, Consumables-Based Business Model.  We are pursuing a consumables-based business model for our products by securing placements of the T2Dx at hospitals and driving utilization of our diagnostic panels starting with T2Candida and T2Bacteria. We believe this strategy will foster a sustainable and predictable business model with recurring revenue streams.

•

Broaden Our Addressable Markets in Infectious Disease.  Our product development pipeline includes additional diagnostic panels that provide near-term and complementary market expansion opportunities. We will expand our panels through partnerships similar to our agreement with Allergan, in which Allergan agreed to cover a portion of the costs of our development of certain additional products, including antibiotic resistance tests.  We also are utilizing T2MR to address the challenges of providing rapid and sensitive diagnosis of Lyme disease and initiated a T2Lyme clinical trial in 2018.

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

We also believe T2MR is the first technology that can rapidly and accurately detect the presence of molecular targets within samples without the need for time- and labor-intensive purification or extraction of target molecules from the sample, such as that required by traditional polymerase chain reaction, or PCR, where 90% or more of the target can be lost. We can eliminate these steps because the T2 relaxation signal is not compromised or disrupted by the sample background, even the highly complex sample background that is present after a target amplification process, such as thermocycling. This enables T2MR’s low limit of detection, such as 1 CFU/mL, compared to the 100 to 1,000 CFU/mL typically required for PCR-based methods. More than 100 studies published in peer-reviewed journals have featured T2MR in a breadth of applications, including the direct detection and measurement of targets in various sample types, such as whole blood, plasma, serum, saliva, sputum and urine. We believe our T2MR technology will have potential applications within and outside of the in vitro diagnostics market, including environmental, food safety, industrial and veterinary applications.

Our Instruments

Utilizing T2MR, we have developed and received FDA marketing clearance for the T2Dx, a bench-top instrument for detecting pathogens associated with sepsis and Lyme disease, as well as other applications.

T2Dx

Our FDA-cleared T2Dx instrument is an easy-to-use, bench-top instrument that is capable of running a broad range of diagnostic tests and is fully automated from patient sample input to result, eliminating the need for manual work flow steps such as pipetting that can introduce risks of cross-contamination. To operate the system, a patient’s sample tube is snapped onto a disposable test cartridge, which is pre-loaded with all necessary reagents. The cartridge is then inserted into the T2Dx instrument, which automatically processes the sample and then delivers a diagnostic test result. Test results are displayed on screen and printed out.

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

The initial panels designed to run on the T2Dx are T2Candida and T2Bacteria, which are focused on identifying life-threatening pathogens associated with sepsis. In 2014 we received FDA market clearance for the T2Dx and T2Candida. In May 2018, we received FDA market clearance for T2Bacteria.

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

In 2016, HHS reported that sepsis is the most expensive hospital-treated condition in the United States, with an economic burden to hospitals exceeding $23 billion annually, almost double that of acute myocardial infarction. New data on the number of sepsis cases in the United States published by HHS in 2017 indicate that the economic burden now exceeds $27 billion.  The high cost of treating sepsis is primarily driven by the extended hospitalization of patients. We believe there are many effective, targeted therapeutic choices that could reduce overall hospitalization costs if applied earlier, but clinicians need to more rapidly identify the specific sepsis-causing pathogens in order to make more informed, targeted treatment decisions. Today, the diagnostic standard to identify these pathogens is blood culture-based, despite typically requiring one to six or more days to generate species-specific results and despite blood cultures inherent low sensitivity of 50% to 65%.

The following table reflects key statistics from the 2016 HHS study regarding the five most expensive hospital-treated conditions:

		U.S. hospital	Percentage
		costs	of total
Rank	Condition	(in billions)	inpatient costs
1	Sepsis	$23.6	6.2%
2	Osteoarthritis	16.5	4.3
3	Liveborn	13.3	3.5
4	Complication of device, implant or graft	12.4	3.3
5	Acute myocardial infarction (heart attack)	12.0	3.2

Over 1.6 million individuals are diagnosed with sepsis each year in the United States, 1.35 million of whom are at high risk for infection due to their suppressed immune system or their presence in critical care units. Virtually all of these patients are rapidly treated with broad-spectrum antibiotic drugs because there is no diagnostic manner for determining the type of infection. Of these 1.35 million patients with sepsis and at high risk for infection, approximately 40% do not respond to broad-spectrum antibiotic treatment. Of these patients that are non-responsive, approximately 25% of them have a Candida infection, with the remaining patients having a bacterial infection. Broad-spectrum antibiotics do not treat these Candida and bacterial infections; therefore more targeted drugs are required.

We estimate that approximately 15 million patients are tested for bloodstream infections in the United States annually. Of these, approximately 8.75 million are at high risk for a Sepsis infection, 90% of whom are at a high risk for a bacterial infection and 10% of whom are at a high risk for a Candida infection. Of these 8.75 million patients, 6.75 million patients present in in-patient settings and an additional 2.0 million present in emergency departments. We believe that our sepsis products have the potential to enable clinicians to make earlier therapeutic decisions that can reduce the mortality rate for sepsis by over 50% and save the hospitals an estimated $12 billion annually by testing all high risk patients with T2Candida and T2Bacteria.

Each year, over 30 million people worldwide are affected by sepsis with approximately six million mortalities, according to the World Health Organization, making sepsis a leading cause of death worldwide.

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

This inefficient therapeutic approach has resulted in unnecessary treatment of a significant number of high-risk patients with expensive and often toxic therapies that can worsen a patient’s condition. Such treatments may extend for many days while clinicians await blood culture-based diagnostic results. The overuse of ineffective, or even unnecessary, antimicrobial therapy is also a driving force behind the spread of antimicrobial-resistant pathogens, which the CDC recently called “one of our most serious health threats.” The CDC has specifically noted increasing incidence of Candida infections due to azole- and echinocandin-resistant strains and considers it a “serious” threat level. According to the CDC, at least two million people in the United States acquire serious infections each year that are resistant to one or more of the antimicrobial therapies used to treat these patients. At least 23,000 of these people are estimated to die as a direct result of the resistant infections and many more may die from other conditions that are complicated by a resistant infection. Further, antimicrobial-resistant infections add considerable and avoidable costs to the already overburdened U.S. healthcare system, with the total economic cost estimated to be as high as $20 billion in excess of direct healthcare costs, with additional costs to society as high as $35 billion, due to lost productivity.

Our T2Direct Diagnostics

We believe T2MR delivers what no conventional technology currently available can: a rapid, sensitive and simple diagnostic platform to enable sepsis applications that can identify specific sepsis pathogens directly from an unpurified blood sample in hours instead of days at a level of accuracy equal to or better than blood culture-based diagnostics. The addition of the use of our products, T2Bacteria and T2Candida, with the standard of care for the management of patients suspected of sepsis enables clinicians to potentially treat 90% of patients with sepsis pathogen infections with the right targeted therapy within the first twelve hours of developing the symptoms of disease. Currently, high risk patients are typically initially treated with broad spectrum antibiotic drugs that typically cover approximately 60% of patients with infections. Of the remaining 40% of patients, approximately 30% of the patients have a bacterial infection and 10% have Candida infections. T2Candida and T2Bacteria are designed to identify pathogens commonly not covered by broad spectrum antibiotic drugs.

We believe our products provide a pathway for more rapid and targeted treatment of infections, potentially reducing the mortality rate by as much as 50% if a patient is treated within 12 hours of suspicion of infection and significantly reducing the cost burden of sepsis. Each year, approximately 250,000 patients in the United States die from sepsis. According to a study published by Critical Care Medicine in 2006, in sepsis patients with documented hypotension, administration of effective antimicrobial therapy within the first hour of detection was associated with a survival rate of 79.9% and, over the ensuing six hours, each hour of delay in initiation of treatment was associated with an average decrease in survival of 7.6%. According to such study, the survival rate for septic patients who remained untreated for greater than 36 hours was approximately 5%. The toll of sepsis on a patient’s health can be severe: more than one-in-five patients die within two years as a consequence of sepsis. Sepsis is also the most prevalent and costly cause of hospital readmissions.

We believe the T2Direct Diagnostics addresses a significant unmet need in in vitro diagnostics by providing:

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

T2Bacteria, a multiplex diagnostic panel that detects the major bacterial pathogens associated with sepsis that are frequently not covered by first-line antibiotics, is CE-Marked and available commercially in Europe and other countries that accept the CE mark, as well as available as a research-use-only product in the United States. T2Bacteria runs on the T2Dx, and addresses the same approximately 6.75 million symptomatic high-risk patients as T2Candida while also expanding our reach to an additional two million people presenting with symptoms of infection in the emergency room setting. We believe that these factors make the United States market opportunity for T2Bacteria over $1.0 billion, and that T2Bacteria has the potential to achieve similar performance capabilities and provide similar benefits as T2Candida.

To the extent that T2Bacteria is performed on an outpatient basis, third-party payors may separately reimburse our customers using existing CPT codes. By way of example, Medicare payment for outpatient clinical laboratory services is the lesser of the amount billed, the local fee for a geographic area, or the national limit established by the Centers for Medicare & Medicaid Services under the Clinical Laboratory Fee Schedule, or CLFS, on an annual basis. For 2017, the national limit for the series of CPT codes used to bill T2Bacteria is approximately $220. Effective January 1, 2018, CLFS rates are based on weighted median private payor rates as required by the Protecting Access to Medicare Act of 2014. We believe that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our diagnostic products or additional pricing pressures.

Clinical Utility

T2Candida

DIRECT Clinical Trial—Clinical Infectious Disease

In 2013 and 2014, we conducted a pivotal clinical trial for our T2Dx Instrument and T2Candida, or the DIRECT trial. Our DIRECT trial consisted of two patient arms. The first arm, known as the Prospective Arm, consisted of 1,501 samples from patients with a possible infection. The second arm, known as the Contrived Arm, consisted of 300 samples, of which 250 patient specimens were labeled contrived because each contained a known quantity of Candida CFUs that were manually added to each sample, or spiked, at clinically relevant concentrations, while the remaining 50 patient specimens were specifically known not to contain Candida. The DIRECT trial was designed to evaluate the sensitivity and specificity of T2Candida on the T2Dx.

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

In addition to the pivotal clinical trial data that we submitted to the FDA, we also provided data from an analytical verification study to determine the limit of detection, or LoD, for each species identified by our T2Candida. The LoD was defined as the lowest concentration of Candida that can be detected in 95% of at least 20 samples tested at a single concentration.

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

Clinical Data Review of T2MR and T2Candida—Future Microbiology

Dr. Michael Pfaller (former T2 Biosystems Chief Medical Officer), Donna Wolk, PhD (Geisinger Health System), and Tom Lowery, PhD (T2 Biosystems Chief Scientific Officer) collaborated to perform a meta-analysis of T2MR and T2Candida data that was published in Future Microbiology in 2015 with the title T2MR and T2Candida: novel technology for the rapid diagnosis of candidemia and invasive candidiasis. The article had the following overall summary statements and conclusions:

•

There is an urgent need to rapidly and accurately detect and identify fungal pathogens. Current culture-based methodologies are too slow and, with some organisms like C. glabrata, may fail altogether due to the insensitivity of some blood culture systems to detect this slow-growing species.

•

The development and FDA approval of T2Candida represents the advent of a new class of infectious disease diagnostics that enable rapid, direct detection and identification of pathogens in a culture-independent manner. The new panel will reduce the time to detection and species identification for common Candida species.

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
-

Application of the T2Candida Panel facilitates the diagnosis of candidemia and other forms of invasive candidiasis and promises to have major clinical impact resulting from the diagnosis of previously unrecognized, deep-seated candidiasis as well as from the ‘real-time’ (hours) detection of candidemia.  The earlier species-level diagnosis provided by T2Candida will allow targeted pre-emptive antifungal therapy which should result in a decrease in Candida -associated morbidity, mortality, and excess length of stay in the hospital and at the same time reduce unnecessary empiric antifungal therapy.  T2Candida provides breakthrough performance in the detection and identification of Candida direct from patient samples and may significantly impact patient mortality and hospital costs.

DIRECT2 Pivotal Clinical Trial – Clinical Infectious Diseases

The DIRECT2 study, published in Clinical Infectious Diseases, was a multi-center study involving 14 sites and evaluated the performance of T2Candida and blood culture in N=152 candidemic patients. T2Candida detected 89% of infections across this patient population, validating the 91.1% clinical sensitivity reported from the FDA pivotal study for the T2Candida in a much larger patient population. Additionally, T2Candida detected almost twice as many confirmed infections as blood culture in patients receiving antifungal therapy. This indicates that T2Candida is a more effective diagnostic tool for patients treated with pre-emptive or empiric antifungal therapy. Consistent with other studies, the time savings afforded by T2Candida was significant. The median time to detection of Candida by diagnostic blood cultures and subsequent species identification was 3.4 days. In comparison, T2Candida provides diagnostic results in an average time of 4.4 hours. The authors noted that T2Candida “ushers in a new era in which rapid molecular testing for invasive candidiasis will serve as an adjunct to microbiologic cultures.”

STAMP Study – Journal of Clinical Microbiology

The STAMP study, published in the Journal of Clinical Microbiology, compared blood culture to T2Candida for monitoring the clearance of an infection when a patient is being treated with antifungal drugs. The study demonstrated that T2Candida can detect the ongoing presence of a Candida infection while blood culture often yields false negative test results because the administration of antifungal drugs can impede the growth of cells that blood culture requires to detect an infection. These observations are consistent with the DIRECT2 study. The authors concluded that T2Candida can be an effective tool for reliably identifying patients that have cleared an infection, which can reduce the unnecessary and expensive antifungal therapy. The STAMP study evaluated running multiple diagnostic tests for patients with confirmed Candida infections who were receiving antifungal drugs. The study demonstrated that T2Candida outperforms blood culture for monitoring the clearance of Candida infections.

•	T2Candida was positive in 23 patient samples, compared to only 7 for blood culture in cases of true infection.
•	T2Candida identified every infection that was detected by blood culture and provided actionable results 3 days earlier than blood culture.
•	T2Candida detected a Candida infection that blood culture missed in one patient during the study.
•

T2Candida results were a better indicator of disease clearance than blood culture, as two consecutive T2Candida negative results indicated that the patient no longer had an active infection in the blood that required aggressive management.

•

STAMP study data suggest that serial testing of patients with the T2Candida Panel may enable more timely management of infections, de-escalation of therapy, better source control and overall reduced costs of care.

T2 Magnetic Resonance Assay Improves Timely Management of Candidemia – The Journal of Antimicrobial Stewardship

Another study published in The Journal of Antimicrobial Stewardship entitled “T2 Magnetic Resonance Assay Improves Timely Management of Candidemia” compared the management of candidemic patients before and after the implementation of T2Candida and was designed to evaluate time to appropriate therapy. Patients tested with the T2MR platform were treated in a median of 5 hours, a more than 8-fold reduction as compared to that based on blood culture, which delayed appropriate therapy by a median of 44 hours. This speed advantage demonstrates that the T2MR platform may be a valuable clinical tool to aid antifungal stewardship’s goal to deliver timely antifungal therapy for infected patients. In addition to speed, the use of the T2MR platform provided increased identification of Candida infections. Consistent with the performance of blood culture and T2MR published in other studies, the Candida species was definitively identified in 93% of patients after implementation of T2MR and in only 57% of patients prior to implementation of T2MR. Prior to implementation of T2Candida, the only diagnostic tests used at Henry Ford Health System were blood culture and beta-D-glucan (BDG). The authors also identified an additional clinically relevant improvement in patient outcomes after the implementation of T2MR: a significant reduction of Candida ocular involvement from 30% to 12% was observed. The authors point out this could be associated with improved sensitivity of T2MR or due to improved timeliness of patient management by T2MR. Although the study was not adequately powered to evaluate reduction in patient mortality rates, the authors note that appropriately treating patients within 24 hours of the onset of disease is proven to reduce mortality rates from 41% to below 16%. T2MR is the only diagnostic method presented in this study with the speed and accuracy necessary to enable therapeutic decisions that achieve this reduction in mortality.

Customer Presentations

Over the past 12 to 18 months, customers have begun to report on their experiences with T2Candida at conferences and in publications. Below is a summary of some those reports.

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

-

Investigators at Huntsville Hospital, showed that use of T2Candida resulted in reduction in duration of therapy and time to de-escalation in negative patients. This yielded net pharmacy savings of approximately $280 per patient tested. T2Candida also detected 56% more positive patients than blood culture.

-

Investigators at the University Di Roma reported that T2Candida detected invasive candidiasis that were not identified by blood culture. T2Candida identified three cases of C. albicans and one case of C. glabrata that were proven accurate with additional in vitro diagnostic testing and diagnostic imaging.

Candida Auris

In September 2017, we entered into an agreement with the CDC, pursuant to which the CDC agreed to validate the T2Dx in its laboratory for potentially testing and monitoring the emergence and outbreaks of the superbug Candida auris.

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

The goals of the CDC collaboration were to use the T2Dx Instrument to (i) validate the detection of Candida auris from patient skin samples and hospital environmental samples, (ii) validate a process for surveillance of Candida auris in healthcare facilities from skin and environmental samples, and (iii) assist state and local public health labs in combating the outbreak. In a study presented at ASM Microbe 2018 regarding the detection of Candida auris, it was found that the T2MR technology provided accurate diagnostic results from patient skin samples. The study concluded that T2MR could be used to provide a more rapid detection of Candida auris in patient skin swabs. This study was subsequently published as an article entitled “Evaluation of a new T2 Magnetic Resonance assay for rapid detection of emergent fungal pathogen Candida auris on clinical swab samples” in the journal Mycoses.

T2Bacteria

T2Bacteria Panel Pivotal Clinical Study Information

On May 24, 2018, we received market clearance from the FDA for T2Bacteria, a multiplex diagnostic panel that runs on the T2Dx instrument and detects five major bacterial pathogens associated with sepsis and, in conjunction with T2Candida and standard empiric therapy regimens, may enable the early, appropriate treatment of 90% of sepsis patients. T2Bacteria addresses the same approximately 6.75 million symptomatic high-risk patients as T2Candida and also a new population of patients who are at increased risk for bacterial infections, including an additional two million patients presenting with symptoms of infection in the emergency room setting.

On August 4, 2017 we completed a pivotal clinical study of T2Bacteria, which is a qualitative T2MR assay designed for the direct detection of bacterial species in human whole blood specimens from patients with suspected bacteremia. T2Bacteria is designed to identify five species of bacteria directly from human whole blood specimens: Enterococcus faecium, Escherichia coli, Klebsiella pneumoniae, Pseudomonas aeruginosa, and Staphylococcus aureus. Outside of the United States, the CE marked T2Bacteria panel identifies all 5 of these species along with a 6th species, Acinetobacter Baumannii.

To the extent that T2Bacteria is performed on an outpatient basis, third-party payors may separately reimburse our customers using existing CPT codes for patients who are not admitted to the hospital. By way of example, Medicare payment for outpatient clinical laboratory services is the lesser of the amount billed, the local fee for a geographic area, or the national limit established by the Centers for Medicare & Medicaid Services under the Clinical Laboratory Fee Schedule, or CLFS, on an annual basis. For 2017, the national limit for the series of CPT codes used to bill T2Bacteria is approximately $220. Effective January 1, 2018, CLFS rates are based on weighted median private payor rates as required by the Protecting Access to Medicare Act of 2014. We believe that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our diagnostic products or additional pricing pressures.

The performance characteristics of T2Bacteria were evaluated through a series of analytical studies as well as a multi-center clinical study.  The clinical study evaluated the performance of T2Bacteria in comparison to the current standard of care, blood culture.

The clinical study consisted of two arms, a prospective arm and a seeded arm. In the prospective arm, a total of 1,427 subjects were tested at eleven geographically dispersed and demographically diverse sites in the United States.  In the seeded arm, 300 specimens of known bacterial composition were evaluated at three sites. Seeded specimens were prepared by spiking whole blood with multiple strains of the bacterial species detected by T2Bacteria at defined concentrations (CFU/mL). Fifty negative blood samples also were evaluated as part of the seeded arm of the study.  In total, 1,777 (1,427 prospective specimens and 350 seeded and negative) clinical samples were tested to evaluate the clinical performance of T2Bacteria.

Data from the pivotal clinical trial was presented at the Association of Molecular Pathology annual meeting in November 2017. Results from the trial demonstrated that T2Bacteria can deliver actionable results in an average of 5.4 hours, compared to an average of 60 hours for detecting the same species by blood culture. In addition, T2Bacteria identified 63 infected patients that were missed by the paired blood culture that was simultaneously run. The reported sensitivity was 96%, compared to a sensitivity of 38% for the paired blood culture as measured by the total of 102 patients with confirmed infections by any culture result.  More specifically, the study findings include:

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
•

In the prospective arm of the study, results that were identified as positive by T2Bacteria but negative by blood culture were evaluated by looking at additional blood culture results obtained +/- 14 days of the paired T2 / blood culture draw.  36% of the T2 positive / blood culture negative results were found to be culture positive for the organism identified by the T2Bacteria Panel within the defined 14 day window (Table N).

•

In the prospective arm of the study, four specimens that were identified as negative by T2Bacteria but positive by blood culture were evaluated by running a second archived blood sample.  Two of the four samples generated positive results by T2Bacteria that were in agreement with blood culture, one for S. aureus and the other for E.coli.

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

Table K: T2Bacteria Panel Seeded Sample Performance

Sensitivity	95% CI	Specificity	95% CI
96.7% (174 / 180)	92.9%-98.5%	98.9% (1,483/1,500)	98.2%-99.3%

•	PPA (sensitivity) calculated against samples with titer levels at or above limit of detection (LoD)

Table L: T2Bacteria Panel Seeded Sample Performance

	Sensitivity (PPA)		Specificity (NPA)
Species	PPA	95% CI	NPA	95% CI
E. coli	90.9% (20/22)	72.2 - 97.5%	97.3% (292/300)	94.8 - 98.6%
E. faecium	100% (40/40)	91.2 - 100%	100% (300/300)	98.7 - 100%
K. pneumoniae	100% (40/40)	91.2 - 100%	99.3% (298/300)	97.6 - 99.8%
P. aeruginosa	97.4% (38/39)	86.8 - 99.5%	97.7% (293/300)	95.3 - 98.9%
S. aureus	92.3% (36/39)	79.7 - 97.3%	100% (300/300)	98.7 - 100%

•	PPA (sensitivity) calculated against samples with titer levels at or above limit of detection (LoD)

Table M: T2Bacteria Panel Overall Performance for Prospective Arm

Sensitivity	95% CI	Specificity	95% CI
89.7% (35/39)	76.4%-95.9%	97.7% (6,933/7,096)	97.3%-98.0%

Table N: T2Bacteria Panel Performance as Compared to Blood Culture — Prospective Arm

	Sensitivity (PPA)		Specificity (NPA)
Species	Sensitivity	95% CI	Specificity	95% CI
E. coli	90.9% (10/11)	62.3 - 98.4%	95.0% (1345/1416)	93.7 - 96.0%
E. faecium	100.0% (1/1)	20.7 - 100%	99.4% (1417/1426)	98.8 - 99.7%
K. pneumoniae	100.0% (6/6)	61.0 - 100%	98.5% (1399/1421)	97.7 - 99.0%
P. aeruginosa	100.0% (5/5)	56.6 - 100%	97.7% (1389/1422)	96.8 - 98.3%
S. aureus	81.3% (13/16)	57.0 - 93.4%	98.0% (1383/1411)	97.1 - 98.6%

Table O:  Summary of T2(+)/BC(-) Results in Prospective Arm

Species	T2(+) / BC(-) total	Other Blood Culture positive[1]	Sequencing positive[2]	T2(+) / BC(-) associated with strong evidence of infection[3]	T2(+) / BC(-) associated with other evidence of infection Non-Blood Matrices Culture Positive[4]	T2(+) / BC(-) associated with no evidence of infection
E. faecium	9	2	2	44.4% (4/9)	33.3% (3/9)	22.2% (2/9)
E. coli	63	12	9	33.3% (21/63)	12.7% (8/63)	54.0% (34/63)
K. pneumoniae	22	6	8	63.6% (14/22)	13.6% (3/22)	22.7% (5/22)
P. aeruginosa	33	3	8	33.3% (11/33)	12.1% (4/33)	54.5% (18/33)
S. aureus	28	16	3	67.9% (19/28)	17.9% (5/28)	14.3% (4/28)
Total	155	39	30	44.5% (69/155)	14.8% (23/155)	40.7% (63/155)

1Blood cultures positive for the T2 species identified other than the paired blood culture and processed within ± 14 days of collection of the T2 sample.

2 Sequencing from blood samples drawn at the same time as collection of the T2 sample and positive for the T2 species identified, where this sequencing assay was only run on subjects without positive evidence from other sample sources (footnote 1 and 4).

3 Strong evidence defined as a T2 positive result associated with a blood culture positive from a different draw than T2 draw or a sequencing positive result from a blood sample drawn concurrently with the T2 draw.

4 Other cultures from non-blood sample matrices positive for the T2 species identified within ± 14 days of collection of the T2 sample.

Customer Presentations

In 2017, two customers reported on their experiences with T2Bacteria. Below is a summary of those reports.

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

•

Investigators at Northwestern University in Chicago, Illinois, presented data demonstrating that T2Bacteria had 89% sensitivity for bacterial infections while blood culture only detected 68% of infections, and positive T2Bacteria results for patients on antibiotic therapy correlated to more serious and poorly controlled infections.

In 2018, several other customers and clinical researchers have reported on their experience with T2Bacteria. These include the following:

•

Investigators at the Gemelli Hospital in Rome, Italy published a study in the Journal of Antimicrobial Chemotherapy (April 2018) entitled “T2Bacteria magnetic resonance assay for the rapid detection of ESKAPE pathogens directly in whole blood. This prospective study was with 129 adult patients in the ICU and ED. It showed that T2Bacteria achieved faster time to species ID than blood culture, or BC: 5.5h ±1.4h vs. BC 25.2h ± 15.2h (P<0.001) and faster time to negative results 6.1h ± 1.5h vs. BC 120.0h ± 0.0h (p<0.001). Additionally, T2Bacteria performed with a sensitivity and specificity of 90% and 98%, respectively, according to true infection criteria.

•

Investigators at Lee Health in Fort Myers, FL reported at MAD-ID in May 2018 a study entitled “Early experience with the T2Bacteria Research Use Only (RUO) Panel at a community hospital”. This prospective study was conducted at Lee Health, Fort Myers, FL in 28 adult patients presenting to the ED. It showed that T2Bacteria allowed testing from whole blood samples and provided final results within 4 hours. T2Bacteria provided positive and negative results approximately 20 hours and 122 hours sooner than BCs, respectively (p<0.001). It detected 5 organisms not identified by BC and in these 28 patients greater than 30 opportunities for de-escalation of coverage based on negative results for S. aureus or P. aeruginosa were identified.

•

At ASM Microbe in June 2018 investigators from the Ochsner Medical Center presented a study entitled “Evaluation of the T2Bacteria Panel compared to standard blood culture at Ochsner Medical Center”. This blinded, prospective study was conducted at Ochsner Medical Center, New Orleans, LA in 178 adult subjects presenting to the ED. In this cohort, T2Bacteria demonstrated an overall average of 100% sensitivity and 99% specificity. T2Bacteria did not miss any growth from BC of a bacteria species on panel and detected true positives.

•

Another group of investigators presented at ASM Microbe in June 2018 a study entitled “Validation of a rapid diagnostic test on whole blood for early identification of pathogens in patients in the intensive care unit.” This a combined prospective and retrospective study conducted by Northwestern University with 91 retrospective samples and 58 prospective samples from patients admitted to the ICU. Overall, T2Bacteria was 87% sensitive and 95% specific for the detection of six different organisms compared to BC; The calculated specificity is limited by comparison to BC because many studies demonstrate that BC itself is poorly sensitive. As further support, T2Bacteria detected organisms in the blood when BC was negative but evidence of infection in the kidney, bone, soft-tissue, intra-abdominal area, or lungs was available; a positive T2Bacteria result in this setting may indicate poor source control, inappropriate antibiotics or poor host defenses.

•

Researchers from UPMC presented at ASM Microbe 2018 and ID Week in October 2018 on the pivotal T2Bacteria study in a presentation entitled “Clinical performance of T2Bacteria among patients with bloodstream infections due to five common bacterial species.” This pivotal, clinical multicenter prospective trial was conducted in 11 U.S. Centers with 1427 subjects from presenting to the ICU or ED. They further reported in the pivotal study manuscript that overall, T2Bacteria detected ~66% of BSIs, excluding common contaminants. The mean time to BC+ was 38.5h ± 32.8h; the mean time to BC speciation was 71.7h ± 39.3h; mean time to T2B result was 3.6h ± 0.2h – 7.70hr ± 1.38h; T2Bacteria demonstrated 90% per patient specificity in detecting Blood Stream Infection (BSI) and per assay specificity of 90%. The study pointed out that potential advantages of T2Bacteria over Blood Culture include detection of bacteremia several days before Blood Culture (3-5 hours versus 2-3 days), diagnosing infections missed by Blood Culture, identifying patients with incorrect antibiotics and patients with extra-blood site infections.

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

Our product candidate, T2Lyme, will identify the bacteria that cause Lyme disease directly from the patient’s blood, without the need for blood culture which, for the bacteria associated with Lyme disease, can take several weeks. Our Lyme product candidate is currently in development and we initiated a T2Lyme clinical trial in May 2018. The test panel is expected to be run on the T2Dx, the same instrument currently used to run T2Candida and T2Bacteria. We anticipate the T2Lyme test panel to benefit from similar advantages provided by T2MR as T2Candida, including high sensitivity, high specificity, ease of use and rapid time to result. T2Lyme may provide accurate and timely diagnosis of Lyme disease and may prevent the evolution of the disease to its later stages with associated neurological and musculoskeletal diseases.

We expect that existing CPT codes will be used to facilitate reimbursement of our T2Lyme diagnostic panel.

T2Lyme identifies the microorganisms responsible for most cases of Lyme disease in North America and Europe and are detected directly in whole blood using T2MR and the same methodology used in the T2Candida and T2Bacteria tests. Preliminary data demonstrate that the detection of three species of Borrelia at limits of detection as low as 10 cells/mL was achieved in spiked whole blood and detection of spirochetes in clinical samples from patients with early stage Lyme disease using T2MR.

In 2016 Dr. Tom Lowery, our Chief Scientific Officer, presented on T2Lyme at a forum titled “Diagnostic Tests for Lyme Disease: A Reassessment” held at the Banbury Center of the Cold Spring Harbor Laboratory. In this presentation he reported preliminary T2Lyme limit of detection data that consisted of N=60 replicates for each target species consisting of three spike preparations of N=20 across three successive days prepared with a quantitative spiking method. Positivity rates were ≥95% for B. afzelii and B. burgdorferi at 5 cells/mL and B. garinii at 8 cells/mL. Additionally, Dr. Lowery shared data from initial clinical samples. Samples were frozen, ethylenediaminetetraacetic acid whole blood samples from patients diagnosed with Early Stage Lyme disease at the Gunderson Clinic in Wisconsin. All 21 samples had confirmed Erythema multiforme lesions and were tested with a Gunderson Clinic PCR test and the T2Lyme T2MR test. Only one sample tested positive by PCR, which was confirmed by T2MR. Seven additional samples were tested negative by PCR but were tested positive by T2MR. Of the 21 samples, 8 were positive for B. burgdorferi by T2MR, demonstrating that T2MR can detect Borrelia cells in blood samples from infected patients.

In 2018, T2 Biosystems presented new pre-clinical data suggesting that the T2Lyme Panel is more accurate than other diagnostics for identifying Borrelia infections for patients suspected of having early-stage Lyme disease. The data were presented at a conference hosted by the Centers for Disease Control and Prevention (CDC), the National Institutes of Health (NIH), and the National Environmental Health Association (NEHA). It showed that the T2Lyme Panel was the most accurate diagnostic compared to tissue culture, with a 78% positive percent agreement (PPA) and 100% negative percent agreement (NPA). This compares to a 56% PPA and 92% NPA for the currently recommended diagnostic, two-tier serology. The 100% negative percent agreement of the T2Lyme Panel indicates greater specificity over serology resulting in less incidence of false positive results.

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

At the end of 2018, our direct sales organization consisted of 30 people, including marketing and a medical affairs team of three United States based Doctor of Pharmacy (PharmD) clinicians. Our sales team, employing a clinical data-driven sales approach, focus on the clinical performance of our products, the improved outcomes for patients and the economic value for hospitals, including providing hospitals with customized budget impact analysis. They demonstrate the ease-of-use of our products and the advantages of our products over existing diagnostics and empiric therapy practices. We plan to continue to invest in our direct sales force as we expand both the array of diagnostic panels and our customer reach.

Today, our sales force markets the T2Dx, T2Candida and T2Bacteria directly to hospitals in the United States, targeting 1,200 hospitals treating the largest number of high-risk patients. We estimate that these 1,200 hospitals annually see an average of over 3,400 symptomatic patients at high risk for a Sepsis-related infection. If these institutions adopt our technology, we expect a positive network effect in the hospital community, accelerating adoption of T2Candida and T2Bacteria. We believe key aspects of healthcare reform, including the focus on cost containment, risk-sharing, and outcomes-based treatment and reimbursement, align with the value proposition of our sepsis products, contributing positively to their adoption. We believe the key decision-makers at hospitals are infectious disease and critical care physicians, laboratory directors, the hospital pharmacy and hospital administrators. In response to the severity and complexity of managing bloodstream infections, a growing number of hospitals have instituted antimicrobial stewardship committees to control hospital practices related to infections, including the use of antibiotic and antifungal therapy. These committees typically include key decision-makers, and we believe they can provide a central forum to present the benefits of our products. In addition, we plan to continue to publish scientific data in peer-reviewed journals, present at major industry conferences and conduct and support clinical trials to provide additional data relative to the performance of T2Candida and T2Bacteria to these decision-makers. For the year ended December 31, 2018, the Company derived approximately 29% of its total revenue from one customer, 15% from a second customer and 10% from a third customer.

Outside of the United States, we have received regulatory approvals in Europe and certain countries in Asia and expect to seek regulatory approvals in other international markets. We market our platform primarily through distributor partners who deploy a similar model to our sales approach in the United States.  In July 2014, we received CE marking for T2Candida and the T2Dx and in September 2017 we received CE marking for T2Bacteria. As of the end of 2018, we had distributors throughout the European Union (EU) and the Middle East. These distributors have knowledge of infectious diseases and/or microbiology.  They typically have strong, existing relationships with international thought leaders in these areas and have good relationships with important hospitals in their respective countries.  We continue to develop partner relationships in other key international markets and will further investigate potential distribution channels in other key markets around the world.  We have employed a small team of direct sales/marketing, PharmD and field service personnel primarily to support the efforts of our distributors in the EU and Middle East.

Manufacturing

We manufacture our proprietary T2Dx at our manufacturing facility in Lexington, Massachusetts and our T2Candida and T2Bacteria reagent trays at our manufacturing facility in Wilmington, Massachusetts. We perform all instrument and tray manufacturing and packaging of final components in accordance with applicable guidelines for medical device manufacturing. We outsource manufacturing of our T2Candida and T2Bacteria consumable cartridge to a contract manufacturer. Our particles are supplied by a sole source supplier, GE Healthcare. We believe we can secure arrangements with other suppliers on commercially reasonable terms for the products and parts we outsource.

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

We plan to continue to manufacture components that we determine are proprietary or require special processes to produce, while outsourcing the manufacture of more commodity-like components. We expect to establish additional outsourcing partnerships as we manufacture more products. We believe our facilities in Lexington and Wilmington, Massachusetts are adequate to meet our current manufacturing needs and that additional manufacturing space is readily available for future expansion.

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

We are the owner or licensee of over 60 patents and over 40 patent applications and possess substantial know-how and trade secrets which protect various aspects of our business and products. The patent families comprising our patent portfolio are primarily focused on protection of a range of general and specific attributes of our proprietary assay architecture and assay instrumentation for our T2Candida and T2Bacteria products and our T2Lyme and resistance marker panel product candidates, as well as protection of certain aspects of the conduct of the assays and detection of analytes. The issued patents in our patent families that cover T2Candida and T2Bacteria are expected to expire between 2023 and 2034, while additional pending applications covering T2Candida and T2Bacteria would be expected, if issued, to expire as late as 2037. The issued patents in our patent families that cover T2Lyme are expected to expire between 2023 and 2034, while additional pending applications covering T2Lyme would be expected, if issued, to expire as late as 2037. In all cases, the expiration dates are subject to any extension that may be available under applicable law.

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

Trademarks

We have trademarks and intend to continue to seek trademark protection.

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

Supply Agreement with SMC Ltd.

We are currently party to a supply agreement with SMC Ltd. for the supply and manufacture of products related to plastic injection molding, including the consumable cartridge used in connection with T2Candida.  The agreement contains other terms and conditions generally consistent with an agreement for the manufacture and supply of materials or products for use in the development and commercialization of biotechnology products such as our products and product candidates, including with respect to ordering, supply of such product in accordance with specifications, and quality assurance and quality control activities.

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

Companies that currently provide traditional blood culture-based diagnostics include Becton Dickinson & Co. and bioMerieux, Inc. In addition, companies offering post-culture species identification using both molecular and non-molecular methods include bioMerieux, Inc. (and its affiliate, BioFire Diagnostics, Inc.), Bruker Corporation, Accelerate Diagnostics, Luminex, Genmark, Cepheid and Beckman Coulter, a Danaher company.  These post-culture competitors rely on a positive result from blood culture in order to perform their tests, significantly prolonging their results when compared to T2MR. Some of the products offered by our competitors require hours of extensive hands-on labor by an operator, while some rely on high concentrations of pathogens present in a positive blood culture, which can require a final concentration of at least 1,000,000 CFU/mL. In addition, there may be a number of new market entrants in the process of developing other post-blood culture diagnostic technologies that may be perceived as competitive with our technology. Karius, Inc. offers a lab developed culture independent diagnostic test for the identification of pathogens that has not been cleared by the FDA but may be perceived as competitive with our technology.

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

FDA Pre-market Clearance and Approval Requirements

Each medical device we seek to commercially distribute in the United States must first receive 510(k) clearance, de novo down classification, or pre-market approval from the FDA, unless specifically exempted by the FDA. For some devices we may seek Breakthrough Device Designation to aid in communications with the FDA during the pre-submission process. The FDA classifies all medical devices into one of three classes. Devices deemed to pose the lowest risk are categorized as either Class I or II, which requires the manufacturer to submit to the FDA a 510(k) pre-market notification submission requesting clearance of the device for commercial distribution in the United States. Some low risk devices are exempted from this requirement. Devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices, or devices deemed not substantially equivalent to a previously 510(k) cleared device are categorized as Class III. These devices require submission and approval of a premarket approval, or PMA, application.

Breakthrough Device Program

The FDA offers a voluntary Breakthrough Devices Program where companies can apply to be granted Breakthrough Device Designation from the FDA. To be eligible for Breakthrough Designation a device must (A) “provide for more effective treatment or diagnosis of life-threatening or irreversibly debilitating human disease or conditions and (B) one of the following: (1) represent breakthrough technology; (2) no approved or cleared alternatives can exist; (3) must offer significant advantages over existing approved or cleared alternatives; or (4) device availability is in the best interest of patients. The program offers manufacturers an opportunity to interact with the FDA's experts through several different program options to efficiently address topics as they arise during the premarket review phase, which can help manufacturers receive feedback from the FDA and identify areas of agreement in a timely way. Manufacturers can also expect prioritized review of their submission.

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

De novo Classification Process

Medical device types that the FDA has not previously classified as Class I, II, or III are automatically classified into Class III regardless of the level of risk they pose. The Food and Drug Administration Modernization Act of 1997 established a new route to market for low to moderate risk medical devices that are automatically placed into Class III due to the absence of a predicate device, called the “Request for Evaluation of Automatic Class III Designation,” or the de novo classification procedure. This procedure allows a manufacturer whose novel device is automatically classified into Class III to request down-classification of its medical device into Class I or Class II on the basis that the device presents low or moderate risk, rather than requiring the submission and approval of a PMA application. Prior to the enactment of the Food and Drug Administration Safety and Innovation Act, or FDASIA, in July 2012, a medical device could only be eligible for de novo classification if the manufacturer first submitted a 510(k) premarket notification and received a determination from the FDA that the device was not substantially equivalent. FDASIA streamlined the de novo classification pathway by permitting manufacturers to request de novo classification directly without first submitting a 510(k) premarket notification to the FDA and receiving a not substantially equivalent determination. Under FDASIA, FDA is required to classify the device within 120 days following receipt of the de novo application. If the manufacturer seeks reclassification into Class II, the manufacturer must include a draft proposal for special controls that are necessary to provide a reasonable assurance of the safety and effectiveness of the medical device. In addition, the FDA may reject the reclassification petition if it identifies a legally marketed predicate device that would be appropriate for a 510(k) or determines that the device is not low to moderate risk or that general controls would be inadequate to control the risks and special controls cannot be developed. We utilized the de novo classification process to obtain marketing clearance for our T2Dx and T2Candida, which were given a Class II designation.  We received marketing clearance for these devices from the FDA on September 22, 2014. We received marketing clearance for our T2Bacteria on May 24, 2018.

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

In the European Economic Area, or EEA, which comprises the 28 Member States of the EU plus Liechtenstein, Norway and Iceland, in vitro medical devices are required to conform with the essential requirements of the EU Directive on in vitro diagnostic medical devices (Directive 98/79/EC, as amended). To demonstrate compliance with the essential requirements, the manufacturer must undergo a conformity assessment procedure. The conformity assessment varies according to the type of medical device and its classification. For low-risk devices, the conformity assessment can be carried out internally, but for higher risk devices (self-test devices and those included in List A and B of Annex II of Directive 98/79/EC) it requires the intervention of an accredited EEA Notified Body. If successful, the conformity assessment concludes with the drawing up by the manufacturer of an EC Declaration of Conformity entitling the manufacturer to affix the CE mark to its products and to sell them throughout the EEA. We concluded an assessment of the conformity of the T2Dx and T2Candida with the EU in vitro diagnostic medical devices directive in late 2014, based upon an EC Declaration of Conformity dated July 7, 2014 and updated on September 9, 2015 and May 26, 2016, allowing us to affix the CE mark to these products. For T2Bacteria we obtained a declaration of conformity on June 30, 2017.

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

Research and Development

We have committed, and expect to commit, significant resources to developing new technologies and products, improving product performance and reliability and reducing costs. We have assembled an experienced research and development team with the scientific, engineering, software and process talent that we believe is required to successfully grow our business. We are currently focused on several product candidates and enhancements utilizing our T2MR platform. We incurred research and development expenses of $14.5 million for the year ended December 31, 2018, $23.7 million for the year ended December 31, 2017 and $24.0 million for the year ended December 31, 2016. Research and development expenses represented 26% of our total costs and expenses for the year ended December 31, 2018, 41% of our total costs and expenses for the year ended December 31, 2017 and 44% of our total costs and expenses for the year ended December 31, 2016. Major components of the research and development expenses were salaries and benefits, research-related facility and overhead costs, laboratory supplies, equipment and contract services.

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

Employees

As of December 31, 2018, we had 153 full-time employees, of which 67 work in operations (which includes manufacturing, service and support, clinical and regulatory support, quality control, quality assurance, and facilities), 37 in research and development, 30 in sales and marketing (which includes PharmD), and 19 in general and administrative.

Facilities

Our corporate headquarters is located in Lexington, Massachusetts, where we currently lease approximately 31,000 square feet of office space, 20,800 square feet of laboratory space and 3,400 square feet of manufacturing space in various facilities. Our base rent, for leases at our corporate headquarters, is $2.1 million annually. We also lease approximately 7,600 square feet in Wilmington, Massachusetts for our manufacturing facility, for $0.1 million annually.

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

As of December 31, 2018, we had cash and cash equivalents of $50.8 million, which we believe that should be sufficient to fund our operating plan through March 2020. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Pursuant to the requirements of Accounting Standards Codification (ASC) 205-40, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, and as a result of our financial condition and other factors described herein, there is substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern will depend on our ability to obtain additional funding, as to which no assurances can be given. Our future success depends on our ability to raise capital and/or execute our current operating plan. However, we cannot be certain that these initiatives or raising additional capital, whether through selling additional debt or equity securities or obtaining a line of credit or other loan, will be available to us or, if available, will be on terms acceptable to us. If we issue additional securities to raise funds, these securities may have rights, preferences, or privileges senior to those of our common stock, and our current shareholders may experience dilution. If we are unable to obtain funds when needed or on acceptable terms, we may be required to curtail our current development programs, cut operating costs, forego future development and other opportunities or even terminate our operations, which may involve seeking bankruptcy protection.

We have incurred significant losses since inception and expect to incur losses in the future. We cannot be certain that we will achieve or sustain profitability.

We have incurred significant losses since inception through December 31, 2018 and expect to incur losses in the future. Our accumulated deficit as of December 31, 2018 was $317.2 million and we incurred net losses of $51.2 million, $62.4 million and $54.8 million for the years ended December 31, 2018, 2017 and 2016, respectively. We expect that our losses will continue for at least the next few years as we will be required to invest significant additional funds toward the continued development and commercialization of our technology. We also expect that our selling, general and administrative expenses will continue to increase due to the additional costs associated with growing our sales and marketing infrastructure, and obtaining regulatory clearance or approval for our products currently under development. Our ability to achieve or sustain profitability depends on numerous factors, many of which are beyond our control, including the market acceptance of our products and future product candidates, future product development, our ability to achieve marketing clearance from the FDA and international regulatory clearance for future product candidates, our ability to compete effectively against an increasing number of competitors and new products, and our market penetration and margins. We may never be able to generate sufficient revenue to achieve or sustain profitability. As noted above, we and our auditors have identified conditions and events that raise doubt about our ability to continue as a going concern.

We have a limited operating history and may face difficulties encountered by companies early in their commercialization in competitive and rapidly evolving markets.

We received marketing clearance from the FDA for the T2Dx instrument and T2Candida on September 22, 2014 and began commercializing these products in the fourth quarter of 2014. We received marketing clearance from the FDA for T2Bacteria on May 24, 2018 and began commercializing thereafter. Accordingly, we have a limited operating history upon which to evaluate our business and forecast our future sales and operating results. In assessing our business prospects, you should consider the various risks and difficulties frequently encountered by companies early in their commercialization in competitive and rapidly evolving markets, particularly companies that develop and sell medical devices. These risks include our ability to:

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

Until we achieve scale in our business model our revenue will be primarily generated from research revenue and the T2Dx instrument, T2Candida and T2Bacteria, and any factors that negatively impact sales of these products may adversely affect our business, financial condition and operating results.

We began to offer our initial sepsis products for sale in the fourth quarter of 2014 and our bacteria product in 2018 and expect that we will be dependent upon the sales of these products for the majority of our revenue until we receive regulatory clearance or approval for our other product candidates currently in development.  Because we currently rely on a limited number of products to generate a significant portion of our revenue, any factors that negatively impact sales of these products, or result in sales of these products increasing at a lower rate than expected, could adversely affect our business, financial condition and operating results and negatively impact our ability to successfully launch future product candidates currently under development.

If T2MR, our T2Dx, T2Candida and T2Bacteria products or any of our other product candidates fail to achieve and sustain sufficient market acceptance, we will not generate expected revenue and our growth prospects, operating results and financial condition may be harmed.

The commercialization of T2MR, our T2Dx, T2Candida, and T2Bacteria products and the future commercialization of our other product candidates in the United States and other jurisdictions in which we intend to pursue marketing clearance are key elements of our strategy. If we are not successful in conveying to hospitals that our current products and future product candidates provide equivalent or superior diagnostic information in a shorter period of time compared to existing technologies, or that these products and future product candidates improve patient outcomes or decrease healthcare costs, we may experience reluctance, or refusal, on the part of hospitals to order, and third-party payors to pay for performing a test in which our product is utilized. For example, T2Candida is labeled for the presumptive diagnosis of candidemia. The results of the web-based survey we conducted of decision makers involved with laboratory purchasing may not be indicative of the actual adoption of T2Candida. In addition, our expectations regarding cost savings from using our products may not be accurate.

These hurdles may make it difficult to demonstrate to physicians, hospitals and other healthcare providers that our current diagnostic products and future product candidates are appropriate options for diagnosing sepsis may be superior to available tests and may be more cost-effective than alternative technologies. Furthermore, we may encounter significant difficulty in gaining inclusion in sepsis treatment guidelines, gaining broad market acceptance by healthcare providers, third-party payors and patients using T2MR and our related products and product candidates. Furthermore, healthcare providers may have difficulty in maintaining adequate reimbursement for sepsis treatment, which may negatively impact adoption of our products.

If we fail to successfully commercialize our products and product candidates, we may never receive a return on the significant investments in product development, sales and marketing, regulatory, manufacturing and quality assurance we have made and further investments we intend to make, and may fail to generate revenue and gain economies of scale from such investments.

If T2Lyme does not successfully identify Lyme disease in clinical patients or does not receive FDA marketing clearance, our future revenue could be negatively impacted.

If T2Lyme does not successfully identify Lyme disease in clinical patients with adequate clinical sensitivity and specificity or does not receive FDA marketing clearance, the revenue opportunity for this product candidate could be limited or not realized at all.

We have limited experience in marketing and selling our products, and if we are unable to expand, manage and maintain our direct sales and marketing organizations, or otherwise commercialize our products, our business may be adversely affected.

Because we received FDA clearance to sell our initial sepsis products in the third quarter of 2014 and our T2Bacteria product in 2018, we have limited experience marketing and selling our products. As of December 31, 2018, our direct sales organization consisted of 30 employees, including marketing and a medical affairs team of three United States based Doctor of Pharmacy (PharmD) clinicians. Our financial condition and operating results are highly dependent upon the sales and marketing efforts of our sales and marketing employees with the assistance of the medical affairs team.  If our sales and marketing efforts fail to adequately promote, market and sell our products, our sales may not increase at levels that are in line with our forecasts.

Our future sales growth will depend in large part on our ability to successfully expand the size and geographic scope of our direct sales force and medical affairs team in the United States.  Accordingly, our future success will depend largely on our ability to continue to hire, train, retain and motivate skilled sales and marketing and medical affairs personnel.  Because the competition for their services is high, there is no assurance we will be able to hire and retain additional personnel on commercially reasonable terms.  If we are unable to expand our sales and marketing capabilities, we may not be able to effectively commercialize our products and our business and operating results may be adversely affected.

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

The sales cycle and implementation and adoption timeline is lengthy and variable and we have a limited sales history, which makes it difficult for us to forecast revenue and other operating results.

Our sales process involves numerous interactions with multiple individuals within an organization and often includes in-depth analysis by potential customers of our products, performance of proof-of-principle studies, preparation of extensive documentation and a lengthy review process. As a result of these factors and the budget cycles of our potential customers, the time from initial contact with a potential customer to our receipt of a purchase order from such potential customer and then implementation and adoption of our products, varies significantly and can be up to 12 months or longer. Given the length and uncertainty of our anticipated sales cycle and implementation and adoption timeline, we likely will experience fluctuations in our product sales on a period-to-period basis. Expected revenue streams are highly dependent on hospitals’ adoption of our consumables-based business model, and we cannot assure you that our potential hospital clients will follow a consistent purchasing pattern. Moreover, it is difficult for us to forecast our revenue as it is dependent upon our ability to convince the medical community of the clinical utility and economic benefits of our products and their potential advantages over existing diagnostic tests, the willingness of hospitals to utilize our products and the cost of our products to hospitals.  In addition, we started selling the T2Dx and T2Candida products in the fourth quarter of 2014 and T2Bacteria in May of 2018 and have a limited sales history to rely on when forecasting revenue and other operating results.

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

We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash requirements, based on our operating plan, for at least the next 12 months from the date of issuance of these consolidated financial statements. However, we may need to raise substantial additional capital to:

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

We market our initial sepsis products to the approximately 1,200 leading hospitals in the United States.  We are also targeting the top-tier hospitals in each of the European and Asian markets where we currently sell our products. We may not be successful in promoting adoption of our technologies in those targeted hospitals, which may make it difficult for us to achieve broader market acceptance of these products.

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

Our future success depends on our ability to recruit, train, retain and motivate key personnel, including our senior management, research and development, science and engineering, manufacturing and sales and marketing personnel. In particular, we are highly dependent on the management and business expertise of John McDonough, our President and Chief Executive Officer and on the scientific expertise of Dr. Thomas Lowery, our Chief Scientific Officer. We do not maintain fixed-term employment contracts or key man life insurance with any of our employees. Competition for qualified personnel is intense, particularly in the Boston, Massachusetts area. Our growth depends, in particular, on attracting, retaining and motivating highly trained sales personnel with the necessary scientific background and ability to understand our systems at a technical level. In addition, we may need additional employees at our manufacturing facilities to meet demand for our products as we scale up our sales and marketing operations. Because of the complex and technical nature of our products and the dynamic market in which we compete, any failure to attract, train, retain and motivate qualified personnel could materially harm our operating results and growth prospects.

If our diagnostics do not perform as expected, our operating results, reputation and business will suffer.

Our future success will depend on the market’s confidence that our technologies can provide reliable, high-quality diagnostic results. We believe that our customers are likely to be particularly sensitive to any defects or errors in our products. If our technology fails to detect the presence of Candida or another bacterial pathogen and a patient subsequently suffers from sepsis, then we could face claims against us or our reputation could suffer as a result of such failures. The failure of our current products or planned diagnostic product candidates to perform reliably or as expected could significantly impair our reputation and the public image of our products, and we may be subject to legal claims arising from any defects or errors.

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

We compete with companies that currently provide traditional blood culture-based diagnostics, including Becton Dickinson & Co. and bioMerieux, Inc. In addition, companies offering post-culture species identification using both molecular and non-molecular methods include bioMerieux, Inc. (and its affiliate, BioFire Diagnostics, Inc.), Bruker Corporation, Accelerate Diagnostics, Luminex, Genmark, Cepheid and Beckman Coulter, a Danaher company. In addition, there may be a number of new market entrants in the process of developing other post-blood culture diagnostic technologies that may be perceived as competitive with our technology. Karius, Inc. offers a lab developed culture independent diagnostic test for the identification of pathogens that has not been cleared by the FDA but may be perceived as competitive with our technology.

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

We are developing additional product candidates that we intend to be used with the T2Dx, including T2Lyme for the detection of certain strains of Lyme disease-causing bacteria. We may have problems applying our technologies to these other areas and our new applications may not be as effective in detection as our initial applications. Any failure or delay in creating a customer base or launching new applications may compromise our ability to achieve our growth objectives.

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

As demand for our products increases, we will need to invest additional resources to purchase components, hire and train employees, and enhance our manufacturing processes and quality systems. If we fail to increase our production capacity efficiently while also maintaining quality requirements, our sales may not increase in line with our forecasts and our operating margins could fluctuate or decline. In addition, although we expect some of our product candidates to share product features and components with the T2Dx, T2Candida and T2Bacteria, manufacturing of these products may require the modification of our production lines, the hiring of specialized employees, the identification of new suppliers for specific components, or the development of new manufacturing technologies. It may not be possible for us to manufacture these products at a cost or in quantities sufficient to make these products commercially viable.  Any future interruptions we experience in the manufacturing or shipping of our products could delay our ability to recognize revenues in a particular quarter and could also adversely affect our relationships with our customers.

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

If treatment guidelines for sepsis change, or the standard of care evolves, we may need to redesign and seek new marketing clearance from the FDA for our products. For example, current treatment recommendations for Candida infections, including those published by the Infectious Diseases Society of America , call for identical treatment for two species of Candida, C. albicans and C. tropicalis , and identical treatment for two other species, C. glabrata and C. krusei . Although our T2Candida test is technically capable of distinguishing among these species, we have designed it based on current treatment guidelines and therefore it does not distinguish between two species if they are subject to the same recommended treatment. Our FDA clearance to market the T2Dx and T2Candida in the United States is also based on current treatment guidelines. If treatment guidelines change so that different treatments become desirable for the two species currently subject to the same recommended treatment, the clinical utility of our T2Candida test could be diminished and we could be required to seek marketing clearance from the FDA for a revised test that would distinguish between the two species. Additionally, for T2Bacteria, if antibiotic or clinical guidelines indicate that tailoring antibiotic therapy to the infectious pathogen is not needed, then the market opportunity could be diminished.

Our ability to use net operating losses to offset future taxable income may be subject to certain limitations.

As of December 31, 2018, we had federal net operating loss carryforwards, or NOLs, to offset future taxable income of $274.4 million, which are available to offset future taxable income, if any, of which $228.2 million will expire at various dates through 2038 and $46.2 million carryforward indefinitely. Under Section 382 of the Internal Revenue Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its NOLs to offset future taxable income. We may have already experienced one or more ownership changes. Depending on the timing of any future utilization of our carryforwards, we may be limited as to the amount that can be utilized each year as a result of such previous ownership changes. In addition, future changes in our stock ownership, as well as other changes that may be outside of our control, could result in additional ownership changes under Section 382 of the Internal Revenue Code. Our NOLs may also be impaired under similar provisions of state law. We have recorded a full valuation allowance related to our NOLs and other deferred tax assets due to the uncertainty of the ultimate realization of the future benefits of those assets.

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

Security breaches and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer.

In the ordinary course of our business, we store sensitive data, including intellectual property, our proprietary business information and that of our customers, and personally identifiable information of our employees, in our data centers and on our networks. The secure maintenance and transmission of this information is critical to our operations. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, and regulatory penalties, disrupt our operations and damage our reputation, which could adversely affect our business/operating margins, revenues and competitive position.

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

We received pre-market clearance for our T2Dx instrument and T2Candida under the de novo application procedure in September 2014 and received market clearance for T2Bacteria under the standard 510(k) process in May 2018. From time to time, we may make modifications to these products that may require a new 510(k).

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

FDA is continuing the trend to uphold safety and effectiveness of commercial devices, while maintaining the least burdensome approach provision. This provision states that FDA shall only request the “minimum required information” necessary to support a determination of substantial equivalence (sections 513(i)(l)(D)(ii)-(iii) of the FD&C Act). Their recommendations are further discussed in the 2017 Guidance on deciding when to submit a 510(k) for a change to an existing device. As written, this outwardly suggests a more efficient process of interacting with FDA; however, the demonstration of device safety now includes more comprehensive planning and reporting through the lifecycle of the device, including Risk Evaluation, Post-Marketing Surveillance, and Medical Device Reporting for adverse events.

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

The Affordable Care Act, enacted in March 2010, made changes that significantly impacted the pharmaceutical and medical device industries and clinical laboratories. Beginning in 2013, certain medical device manufacturers were to be required to pay a medical device excise tax in an amount equal to 2.3% of the price for which such manufacturer sells its medical devices. The excise tax applies to our T2Dx instrument, T2Candida, and T2Bacteria and we expect that it will apply to some or all of our product candidates.  The Consolidated Appropriations Act of 2016, signed into law on December 18, 2015, temporarily suspended the 2.3% medical device excise tax for a two-year period from January 1,

2016 through December 31, 2017. In early 2018, the implementation of this excise tax was once again temporarily suspended until January 1, 2020.

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

We have not yet registered certain of our trademarks in all of our potential markets, including in international markets. If we apply to register these trademarks, our applications may not be allowed for registration, and our registered trademarks may not be maintained or enforced. In addition, opposition or cancellation proceedings may be filed against our trademark applications and registrations, and our trademarks may not survive such proceedings. If we do not secure registrations for our trademarks, we may encounter more difficulty in enforcing them against third parties than we otherwise would. Our registered or unregistered trademarks or trade names may be challenged, infringed, circumvented or declared generic or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition by potential partners or customers in our markets of interest. Over the long term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively and our business may be adversely affected.

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

Based on our assessment under the COSO Internal Control-Integrated Framework, management believes that, as of December 31, 2018, our internal control over financial reporting was effective, as described below in “Management’s Annual Report on Internal Control over Financial Reporting”.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTY

Our corporate headquarters is located in Lexington, Massachusetts, where we currently lease approximately 31,000 square feet of office space, 20,800 square feet of laboratory space and 3,400 square feet of manufacturing space. Our base rent, for leases at our corporate headquarters, is approximately $2.1 million annually. In addition, we lease approximately 7,600 square feet in Wilmington, Massachusetts for our manufacturing facility, under a lease that expires in 2020 for $0.1 million of base rent annually.

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

Year ended December 31, 2018	High	Low
First Quarter	$7.25	$3.85
Second Quarter	$9.98	$5.75
Third Quarter	$7.92	$5.14
Fourth Quarter	$7.46	$2.94

Year ended December 31, 2017	High	Low
First Quarter	$6.42	$4.95
Second Quarter	$5.40	$3.02
Third Quarter	$6.99	$2.50
Fourth Quarter	$4.86	$3.60

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

Stockholders

The last reported sale price of common stock on March 8, 2019 as reported on the NASDAQ Global Market was $2.62. As of March 8, 2019, there were 12 holders of record of our common stock.

Equity Compensation Plan Information

For information regarding securities authorized for issuance under equity compensation plans, see Part III “Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Issuer Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The following tables set forth, for the periods and as of the dates indicated, our selected financial data. The consolidated statement of operations data for the years ended December 31, 2018, 2017, and 2016 and consolidated balance sheet data as of December 31, 2018 and 2017 are derived from our audited financial statements in this Annual Report on Form 10-K. We have derived the consolidated statement of operations data for the year ended December 31, 2015 and 2014 and the consolidated balance sheet data as of December 31, 2016, 2015 and 2014 from our audited financial statements not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of our future results.

	Year ended
	December 31,
Consolidated Statement of Operations Data:	2018	2017	2016	2015	2014
	(in thousands)
Revenue:
Product revenue	$4,805	$3,440	$1,747	$599	$—
Research revenue	5,695	1,226	2,333	2,214	119
Total revenue	10,500	4,666	4,080	2,813	119
Costs and expenses:
Cost of product revenue	15,404	12,028	6,872	1,740	—
Research and development	14,489	23,733	24,009	25,362	19,782
Selling, general and administrative	25,697	22,757	24,077	19,094	11,018
Total costs and expenses	55,590	58,518	54,958	46,196	30,800
Loss from operations	(45,090)	(53,852)	(50,878)	(43,383)	(30,681)
Interest expense, net	(6,682)	(8,907)	(4,098)	(1,967)	(721)
Other income, net	619	331	172	60	12
Net loss	(51,153)	(62,428)	(54,804)	(45,290)	(31,390)
Accretion of redeemable convertible preferred stock to redemption value	—	—	—	—	(4,570)
Net loss applicable to common stockholders	$(51,153)	$(62,428)	$(54,804)	$(45,290)	$(35,960)
Net loss per share applicable to common stockholders — basic and diluted	$(1.26)	$(1.94)	$(2.11)	$(2.21)	$(4.15)
Weighted-average number of common shares used in computing net loss per share applicable to common stockholders — basic and diluted (1)(2)(4)(6)(7)	40,558,826	32,131,512	26,015,751	20,501,748	8,674,931

	As of
	December 31,
Consolidated Balance Sheet Data:	2018	2017	2016	2015	2014
	(in thousands)
Cash and cash equivalents (1)(2)(3)(4)(5)(6)(7)	$50,805	$41,799	$73,488	$73,662	$73,849
Total assets	64,309	54,861	89,568	86,825	78,978
Current liabilities(8)	52,297	51,782	9,885	12,253	5,179
Notes payable, net of current portion (3)(5)	—	1,008	39,504	26,121	20,809
Total liabilities	52,922	53,521	50,230	39,886	26,289
Total stockholders’ equity	11,387	1,340	39,338	46,939	53,001

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
(5)

On December 30, 2016, we received net proceeds of $39.2 million from our term loan agreement with CRG Servicing LLC, or CRG, and used $28.0 million from the net proceeds to primarily repay the outstanding balance on our loan and security agreement with Solar Capital, Ltd.

(6)

On June 4, 2018, we sold 7,015,000 shares of common stock in a public offering at $7.50 per share, for an aggregate gross cash purchase price of $52.6 million, resulting in net proceeds of $49.2 million after underwriters discount and expenses.

(7)

On September 15, 2017, the Company sold 5,031,250 shares of its common stock in a public offering at $4.00 per share, for an aggregate gross cash purchase price of $20.1 million, resulting in net proceeds of $18.8 million after underwriters discount and expenses.

(8)

Current liabilities as of December 31, 2018 and 2017 includes a derivative liability of $2.1 million and $2.2 million, respectively, and $41.4 million and $39.2 million of CRG debt, respectively, that was classified as current based on the probability of violating a minimum liquidity covenant included in the debt agreement.

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

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Annual Report on Form 10-K are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K and are subject to a number of risks, uncertainties and assumptions described under the sections in this Annual Report on Form 10-K entitled “Item 1A.—Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K. These forward looking statements are subject to numerous risks, including, without limitation, the following:

•	our status as an early stage company;
•	our expectation to incur losses in the future;
•	the market acceptance of our T2MR technology;
•	our ability to timely and successfully develop and commercialize our existing products and future product candidates;
•	the length and variability of our anticipated sales and adoption cycle;
•	limited sales history;
•	our ability to gain the support of leading hospitals and key thought leaders and publish the results of our clinical trials in peer-reviewed journals;
•	our ability to successfully manage our growth;
•	our future capital needs and our ability to raise additional funds;
•	the performance of our diagnostics;
•	our ability to compete in the highly competitive diagnostics market;
•	our ability to obtain marketing clearance from the FDA or regulatory clearance for new product candidates in the United States or any other jurisdiction;
•	impacts of and delays caused by future federal government shutdowns;
•	federal, state, and foreign regulatory requirements, including FDA regulation of our product candidates;
•	our ability to protect and enforce our intellectual property rights, including our trade secret-protected proprietary rights in T2MR;
•	our ability to recruit, train and retain key personnel;
•	our dependence on third parties;
•	our ability to continue as a going concern;
•	manufacturing and other product risks;
•	the impact of adoption of new accounting standards; and
•	the Tax Cuts and Jobs Act of 2017 (Tax Reform).

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

On September 22, 2014, we received market clearance from the FDA for our first two products, T2Dx and T2Candida, which have the ability to rapidly identify the five clinically relevant species of Candida, a fungal pathogen known to cause sepsis direct from whole blood. On May 24, 2018, we received market clearance from the FDA for T2Bacteria, which runs on the T2Dx and has the ability to rapidly identify five of the most common and deadly sepsis-causing bacteria (members of the ESKAPE pathogens) directly from whole blood. We have also developed and sell a research use only Candida auris assay for the rapid identification of Candida auris, a species of Candida that is highly drug resistant. Two additional diagnostic applications in development are called T2Carba Resistance+ and T2Lyme, which are focused on gram-negative bacterial sepsis infections and Lyme disease, respectively. Diagnostic applications for additional bacteria species and resistance markers are in development as part of a collaboration with CARB-X, a private-public partnership with the U.S. Department of Health and Human Services, or HHS, and the Wellcome Trust of London focused on combatting antibiotic resistance. We expect that existing reimbursement codes will support our sepsis and Lyme disease product candidates, and that the anticipated economic savings associated with our sepsis products will be realized directly by hospitals.

We believe our sepsis products, which include T2Candida and T2Bacteria, will redefine the standard of care in sepsis management while lowering healthcare costs by improving both the precision and the speed of detection of sepsis-causing pathogens. According to a study published in the Journal of Clinical Microbiology in 2010, targeted therapy for patients with bloodstream infections can be delayed up to 72 hours due to the wait time for blood culture results. In another study published in Clinical Infectious Diseases in 2012, the delayed administration of appropriate antifungal therapy was associated with higher mortality among patients with septic shock attributed to Candida infection and, on that basis, the study concluded that more rapid and accurate diagnostic techniques are needed. Due to the high mortality rate associated with Candida infections, physicians often will place patients on antifungal drugs while they await blood culture diagnostic results which generally take at least five days to generate a negative test result. Antifungal drugs are toxic and may result in side effects and can cost over $50 per day. The speed to result of T2Candida and T2Bacteria coupled with their superior sensitivity as compared to blood culture may help reduce the overuse of ineffective, or even unnecessary, antimicrobial therapy which may reduce side effects for patients, lower hospital costs and potentially counteract the growing resistance to antifungal therapy. The administration of inappropriate therapy is a driving force behind the spread of antimicrobial-resistant pathogens, which the CDC recently called “one of our most serious health threats.” The addition of the use of our products, T2Bacteria and T2Candida, which both run on the T2Dx instrument, with the standard of care for the management of patients suspected of sepsis, enables clinicians to potentially treat 90% of patients with sepsis pathogen infections with the right targeted therapy within the first twelve hours of development of the symptoms of disease. Currently, high risk patients are typically initially treated with broad spectrum antibiotic drugs that typically cover approximately 60% of patients with infections. Of the remaining 40% of patients, approximately 30% of the patients typically have a bacterial infection and 10% typically have Candida infections. T2Candida and T2Bacteria are designed to identify pathogens commonly not covered by broad spectrum antibiotic drugs.

We compete with traditional blood culture-based diagnostic companies, including Becton Dickinson & Co. and bioMerieux, Inc., as well as companies offering post-culture species identification using both molecular and non-molecular methods, including bioMerieux, Inc. (and its affiliate, BioFire Diagnostics, Inc.), Bruker Corporation, Accelerate Diagnostics, Luminex, Genmark, Cepheid and Beckman Coulter, a Danaher company. In addition, there may be a number of new market entrants in the process of developing other post-blood culture diagnostic technologies that may be perceived as competitive with our technology. Karius, Inc. offers a lab developed culture independent diagnostic test for the identification of pathogens that has not been cleared by the FDA but may be perceived as competitive with our technology.

We have never been profitable and have incurred net losses in each year since inception. Our accumulated deficit at December 31, 2018 was $317.2 million.  Substantially all of our net losses resulted from costs incurred in connection with our research and development programs and from selling, general and administrative costs associated with our operations. We have incurred significant commercialization expenses related to product sales, marketing, manufacturing and distribution of our initial FDA-cleared products, T2Dx and T2Candida. In addition, we will continue to incur significant costs and expenses as we increase commercialization efforts for our most recent FDA-cleared product, T2Bacteria, and continue to develop other product candidates, improve existing products and maintain, expand and protect our intellectual property portfolio. We may seek to fund our operations through public equity or private equity or debt financings, as well as other sources. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements if and when needed would have a negative impact on our business, results of operations and financial condition and our ability to develop, commercialize and drive adoption of the T2Dx, T2Candida, T2Bacteria, and future T2MR-based diagnostics.

Pursuant to the requirements of Accounting Standards Codification (ASC) 205-40, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, management must evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. This evaluation initially does not take into consideration the potential mitigating effect of management’s plans that have not been fully implemented as of the date the financial statements are issued. When substantial doubt exists under this methodology, management evaluates whether the mitigating effect of its plans sufficiently alleviates substantial doubt about our ability to continue as a going concern. The mitigating effect of management’s plans, however, is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that the financial statements are issued, and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued.

We believe that our existing cash and cash equivalents at December 31, 2018 will be sufficient to fund our current operating plan through March 2020. However, because certain elements of our operating plan are outside of our control, including receipt of certain development and regulatory milestone payments under our Co-Development agreements, they cannot be considered probable according to accounting standards. Under ASC 205-40, the future receipt of potential funding from our Co-Development partners and other resources cannot be considered probable at this time because none of the plans are entirely within our control. In addition, we are required to maintain a minimum cash balance under our Term Loan Agreement with CRG (Note 6).

These conditions raise substantial doubt regarding our ability to continue as a going concern for a period of one year after the date that the financial statements are issued. Management's plans to alleviate the conditions, should it be necessary, include raising additional funding, earning milestone payments pursuant to our Co- Development agreements, delaying certain research projects and capital expenditures and eliminating certain future operating expenses in order to fund operations at reduced levels to continue as a going concern for a period of 12 months from the date the financial statements are issued.  Management has concluded the likelihood that its plan to obtain sufficient funding from one or more of these sources or adequately reduce expenditures will be successful, while reasonably possible, is less than probable.

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

Sepsis is one of the leading causes of death in the United States, claiming more lives annually than breast cancer, prostate cancer and AIDS combined, and it is the most expensive hospital-treated condition. Most commonly afflicting immunocompromised, critical care and elderly patients, sepsis is a severe inflammatory response to a bacterial or fungal infection with a mortality rate of approximately 30%. According to data published by HHS for 2017, the cost of sepsis was over $27 billion in the United States, building on previous data demonstrating that sepsis was responsible for approximately 5% of the total aggregate costs associated with domestic hospital stays. Sepsis is typically caused by one or more of five Candida species or over 25 bacterial pathogens, and effective treatment requires the early detection and identification of these specific target pathogens in a patient’s bloodstream. Today, sepsis is typically diagnosed through a series of blood cultures followed by post-blood culture species identification. These methods have substantial diagnostic limitations that lead to a high rate of false negative test results, a delay of up to several days in administration of targeted treatment and the incurrence of unnecessary hospital expense. In addition, the Survey of Physicians’ Perspectives and Knowledge About Diagnostic Tests for Bloodstream Infections in 2015 reported that negative blood culture results are only trusted by 36% of those physicians. Without the ability to rapidly identify pathogens, physicians typically start treatment of at-risk patients with broad-spectrum antibiotics, which can be ineffective and unnecessary and have contributed to the spread of antimicrobial resistance. According to a study published by Critical Care Medicine in 2006, in sepsis patients with documented hypotension, administration of effective antimicrobial therapy within the first hour of detection was associated with a survival rate of 79.9% and, over the ensuing six hours, each hour of delay in initiation of treatment was associated with an average decrease in survival of 7.6%.

We believe our sepsis products, which include T2Candida and T2Bacteria, will redefine the standard of care in sepsis management while lowering healthcare costs by improving both the precision and the speed of detection of sepsis-causing pathogens. According to a study published in the Journal of Clinical Microbiology in 2010, targeted therapy for patients with bloodstream infections can be delayed up to 72 hours due to the wait time for blood culture results. In another study published in Clinical Infectious Diseases in 2012, the delayed administration of appropriate antifungal therapy was associated with higher mortality among patients with septic shock attributed to Candida infection and, on that basis, the study concluded that more rapid and accurate diagnostic techniques are needed. Our pivotal clinical trial for T2Candida demonstrated that it can deliver actionable results in as few as three hours, with an average time to result during the trial of 4.2 hours, compared to the average time to result of one to six or more days typically required for blood-culture-based diagnostics, which we believe will potentially enable physicians to make treatment decisions and administer targeted treatment to patients in four to six hours versus 24 to 144 hours for blood culture.

Data from our pivotal clinical trial for T2Bacteria demonstrated that T2Bacteria can deliver actionable results in an average of 5.4 hours, compared to an average of 60 hours for detecting the same species by blood culture. In addition, T2Bacteria identified 69 patients with bloodstream infections that were missed by the paired blood culture that was simultaneously run. The pivotal study was a study of over 1,400 patient samples collected across 11 hospital and hospital systems across the United States. The investigators concluded the following: (a) T2Bacteria demonstrated accuracy, including overall sensitivity of 90% and overall average specificity of 98%; (b) blood culture species identification results took an average of 3 days while T2Bacteria took an average of only 5.4 hours in the clinical trial, providing results more than 2.5 days faster; (c) 66% of patients in the clinical trial with a bloodstream infection confirmed by T2 and blood culture could have benefited from earlier appropriate antibiotics based on the rapid T2Bacteria result. A separate presentation on T2Bacteria at ASM Microbe 2018 by clinicians at Ochsner Medical Center found the following: (a) T2Bacteria detected 14 infections missed by a paired blood culture – but proven to be a true infection by other cultures; (b) T2Bacteria identified every infection detected by blood culture of the target species (100% sensitivity); and (c) T2Bacteria was accurate in identifying samples without an infection, with 99% average specificity. The authors concluded that the advantages of T2Bacteria over blood culture could make it a valuable tool to enable faster time to targeted antibiotic therapy and reduced use of unnecessary antibiotics. Also at ASM Microbe 2018, clinicians from Northwestern University presented on a poster its findings that the T2Bacteria Panel was more sensitive when compared to blood culture testing and detected 18 clinically important urinary and respiratory infections that were missed by blood culture. The authors concluded that T2Bacteria may improve patient care by providing clinicians rapid and actionable information for treating patients. In November 2015, the Company presented preliminary data demonstrating the ability of our T2Bacteria product candidate to provide the rapid and sensitive identification of certain sepsis-causing bacteria included in the panel, directly from whole blood. The bacteria species included in T2Bacteria are Staphylococcus aureus, Enterococcus faecium, Escherichia coli, Klebsiella pneumoniae, and Pseudomonas aeruginosa. The five bacteria species in our T2Bacteria Panel are responsible for about half of all septic infections.

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

Our DIRECT pivotal clinical trial was designed to evaluate the sensitivity and specificity of T2Candida on the T2Dx instrument. The DIRECT trial consisted of two patient arms: a prospective arm with 1,501 samples from patients with a possible infection and a seeded arm with 300 samples, also obtained from patients with a possible infection. T2Candida and the T2Dx instrument demonstrated a sensitivity of 91.1 percent and a specificity of 99.4 percent. In addition, the speed to a species-specific positive result with T2Candida was 4.4 hours versus 129 hours with blood culture. A negative result from T2Candida was obtained in just 4.2 hours versus greater than 120 hours with blood culture. The data and other information from the DIRECT pivotal clinical trial was published in January 2015 in Clinical Infectious Diseases.

In April 2015, Future Microbiology published the results of an economic study regarding the use of T2Candida conducted by IMS Health, a healthcare economics agency. In that economic study, IMS demonstrated that an average hospital admitting 5,100 patients at risk for Candida infections could save approximately $5.8 million annually due to decreased hospital stays for patients, reduction in use of antifungal drugs, and other associated savings. The economic study further showed T2Candida can potentially reduce the costs of care by $26,887 per Candida patient and that rapid detection of Candida reduces patient deaths by 60.6%. Results from a data analysis of T2Candida for the detection and monitoring of Candida infection and sepsis were published comparing aggregated results from the use of T2Candida to blood culture-based diagnostics for the detection of invasive candidiasis and candidemia. The analysis included samples acquired from more than 1,900 patients. Out of 55 prospective patient cases that were tested with T2Candida and blood culture and determined to be positive or likely to be positive for a Candida infection, T2Candida detected 96.4% of the patients (53 cases) compared to detection of 60% of the patients (33 cases) with blood culture. During 2016, a number of T2Candida users presented data on their experiences with T2Candida which demonstrated both the clinical and economic benefits of use of T2Candida in the diagnostic regimen. The Henry Ford Health System in Detroit, Michigan reported data on a pre- and post-T2Candida implementation analysis that covered 6 months of clinical experience. The data showed a statistically significant (p = 0.009) seven day reduction in median Intensive Care Unit (“ICU”) length of stay per positive patient that was identified as positive for Candida after implementation of T2Candida and a trend (p = 0.164) of total hospital length of stay reduction of four days. The data also showed significant reductions in use of antifungal drugs for negative patients tested with T2Candida. The overall economic savings resulting from these clinical benefits was projected to be approximately $2.3 million on an annualized basis. The Lee Health System in Fort Myers, Florida compared patient and economic experience before and after T2Candida implementation. The data demonstrated that in the post-T2Candida cohort, median length of stay for patients with Candida infections was reduced by 7 days when detected by T2Candida while unnecessary antifungal therapy was avoided in 41% of patients tested and was discontinued after one dose in another 15% of patients tested. The average economic savings derived solely from reduction in antifungal drug use was $195 per patient tested, net of the cost of T2Candida. Huntsville Hospital in Huntsville, Alabama, reported that the use of T2Candida resulted in a reduction in the duration of therapy and time to de-escalation in patients that tested negative for Candida on T2Candida, yielding net pharmacy savings of approximately $280 per patient tested. T2Candida also detected 56% more positive patients than blood culture. Finally, Riverside Community Hospital in Riverside, California, demonstrated improvements in time to appropriate therapy, increased sensitivity, and rapid discontinuation of antifungal therapy when using T2Candida. Specifically, 83% of patients who tested positive with T2Candida received appropriate therapy within six hours of the blood draw and 100% of patients received appropriate therapy in under nine hours. None of the patients who tested positive had been identified to have been treated with antifungals prior to T2Candida testing. In addition, antifungal therapy was discontinued for 100% of the patients who tested negative with T2Candida.

A study presented at ASM Microbe 2018 found that the T2MR technology provided accurate diagnostic results from patient skin samples for Candida auris. The study concluded that T2MR could be used to provide a more rapid detection of Candida auris in patient skin swabs.

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

Our T2Bacteria Panel

On May 24, 2018, we received market clearance from the FDA for T2Bacteria, a multiplex diagnostic panel that runs on the T2Dx and detects five major bacterial pathogens (members of the ESKAPE pathogens) associated with sepsis and, in conjunction with T2Candida and standard empiric therapy regimens, may enable the early, appropriate treatment of 90% of sepsis patients. T2Bacteria addresses the same approximately 6.75 million symptomatic high-risk patients as T2Candida and also a new population of patients who are at increased risk for bacterial infections, including an additional two million patients presenting with symptoms of infection in the emergency room setting.

On August 4, 2017 we completed a pivotal clinical study of T2Bacteria, which is a qualitative T2MR assay designed for the direct detection of bacterial species in human whole blood specimens from patients with suspected bacteremia. The T2Bacteria Panel is designed to identify five species of bacteria directly from human whole blood specimens: Enterococcus faecium, Escherichia coli, Klebsiella pneumoniae, Pseudomonas aeruginosa, and Staphylococcus aureus. Outside of the United States, the CE marked T2Bacteria panel identifies all 5 of these species along with a 6th species, Acinetobacter Baumannii.

The performance characteristics of T2Bacteria were evaluated through a series of analytical studies as well as a multi-center clinical study.  The clinical study evaluated the performance of T2Bacteria in comparison to the current standard of care, blood culture.  All of the data generated in the analytical studies and the clinical study were submitted to the United States Food and Drug Administration, or FDA, in a 510(k) premarket notification on September 8, 2017. T2Bacteria was cleared by the FDA on May 24, 2018.

The clinical study consisted of two arms, a prospective arm and a seeded arm. In the prospective arm, a total of 1,427 subjects were tested at eleven geographically dispersed and demographically diverse sites in the United States.  In the seeded arm, 300 specimens of known bacterial composition were evaluated at three sites. Seeded specimens were prepared by spiking whole blood with multiple strains of the bacterial species detected by T2Bacteria at defined concentrations (CFU/mL). Fifty negative blood samples also were evaluated as part of the seeded arm of the study.  In total, 1,777 (1,427 prospective specimens and 350 seeded and negative) clinical samples were tested to evaluate the clinical performance of T2Bacteria.

Our T2Direct Diagnostics

We believe our T2 Magnetic Resonance technology, or T2MR, delivers what no conventional technology currently available can: a rapid, sensitive and simple diagnostic platform to enable sepsis applications that can identify specific sepsis pathogens directly from an unpurified blood sample in hours instead of days at a level of accuracy equal to or better than blood culture-based diagnostics. The addition of the use of our products, T2Bacteria and T2Candida, which both run on the T2Dx, with the standard of care for the management of patients suspected of sepsis enables clinicians to potentially treat 90% of patients with sepsis pathogen infections with the right targeted therapy within the first twelve hours of developing the symptoms of disease. Currently, high risk patients are typically initially treated with broad spectrum antibiotic drugs that typically cover approximately 60% of patients with infections. Of the remaining 40% of patients, approximately 30% of the patients have a bacterial infection and 10% have Candida infections. T2Candida and T2Bacteria are designed to identify pathogens commonly not covered by broad spectrum antibiotic drugs.

We believe our products provide a pathway for more rapid and targeted treatment of infections, potentially reducing the mortality rate by as much as 75% if a patient is treated within 12 hours of suspicion of infection and significantly reducing the cost burden of sepsis. Each year, approximately 250,000 patients in the United States die from sepsis. According to a study published by Critical Care Medicine in 2006, in sepsis patients with documented hypotension, administration of effective antimicrobial therapy within the first hour of detection was associated with a survival rate of 79.9% and, over the ensuing six hours, each hour of delay in initiation of treatment was associated with an average decrease in survival of 7.6%. According to such study, the survival rate for septic patients who remained untreated for greater than 36 hours was approximately 5%. The toll of sepsis on a patient’s health can be severe: more than one-in-five patients die within two years as a consequence of sepsis. Sepsis is also the most prevalent and costly cause of hospital readmissions. We believe our T2Direct Diagnostics addresses a significant unmet need in in vitro diagnostics by providing:

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

Our T2Dx Instrument

Our FDA-cleared T2Dx instrument is an easy-to-use, fully-automated, benchtop instrument utilizing T2MR for use in hospitals and labs for a broad range of diagnostic tests. To operate the system, a patient’s sample tube is snapped onto a disposable test cartridge, which is pre-loaded with all necessary reagents. The cartridge is then inserted into the T2Dx instrument, which automatically processes the sample and then delivers a diagnostic test result. Test results are displayed on screen and printed out.

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

Our consumable diagnostic tests can only be used with our instruments, and accordingly, as we expect the installed base of our instruments to continue to grow, we expect the following to occur:

•	recurring revenue from our consumable diagnostic tests will increase and become subject to less period-to-period fluctuation;
•	consumable revenue will become an increasingly predictable and an important contributor to our total revenue; and
•	we will gain economies of scale through the growth in our sales, resulting in improving gross margins and operating margins.

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

Other income, net

Other income, net, consists of dividend and other investment income and government grant income.

Results of Operations for the Years Ended December 31, 2018 and 2017

	Year ended
	December 31,
	2018	2017	Change
	(in thousands)
Revenue:
Product revenue	$4,805	$3,440	$1,365
Research revenue	5,695	1,226	4,469
Total revenue	10,500	4,666	5,834
Costs and expenses:
Cost of product revenue	15,404	12,028	3,376
Research and development	14,489	23,733	(9,244)
Selling, general and administrative	25,697	22,757	2,940
Total costs and expenses	55,590	58,518	(2,928)
Loss from operations	(45,090)	(53,852)	8,762
Interest expense, net	(6,682)	(8,907)	2,225
Other income, net	619	331	288
Net loss	$(51,153)	$(62,428)	$11,275

Product revenue

During the year ended December 31, 2018, product revenue totaled $4.8 million, compared to $3.4 million for the year ended December 31, 2017, an increase of $1.4 million. The increase was driven by higher T2Dx instrument sales of $0.9 million and higher comparable sales of consumables of $0.5 million, which is attributed to a larger install base and improved customer adoption.

Research revenue

We recorded research revenue totaling $5.7 million for the year ended December 31, 2018, compared to $1.2 million for the year ended December 31, 2017, an increase of $4.5 million. The increase was the result of higher revenue recognized from services delivered under our Co-Development Agreement with Allergan Sales, LLC of $2.2 million, higher revenue recognized from services delivered under our Co-Development Agreement with Canon US Life Sciences of $1.2 million, a result of achieving a $2.0 million milestone in 2018 and revenue of $1.1 million from our cost-sharing agreement with CARB-X, which was executed during the year-ended December 31, 2018.

Cost of product revenue

During the year ended December 31, 2018, cost of product revenue totaled $15.4 million, compared to $12.0 million for the year ended December 31, 2017, an increase of $3.4 million. The increase in cost was driven by an increase of $2.7 million due to higher T2Dx instrument sales, an increase of $1.7 million related to idle capacity in the first half of the year resulting from the anticipation of T2Bacteria approval by the FDA and an increase of $0.9 million due to higher consumables sales. These increases were offset by a decrease of $1.9 million related to impairment charges, as the year ended December 31, 2017 included a $2.6 million impairment charge recorded as a result of expected delayed T2Bacteria cash flows whereas the year ended December 31, 2018 included a $0.7 million impairment charge related to discontinuation of first generation products.

Research and development expenses

Research and development expenses were $14.5 million for the year ended December 31, 2018, compared to $23.7 million for the year ended December 31, 2017, a decrease of $9.2 million. Payroll expenses decreased by $3.3 million due to fewer full time employees, throughout the year, as a result of our cost savings initiative, and a decrease in payroll expense allocated to research and development, as a result of completion of the T2Bacteria clinical trial. Lab-related expenses decreased by $2.8 million. The decrease in lab-related expenses is driven by less lab supplies and depreciation from T2-owned instruments which were classified as R&D due to the completion of the T2Bacteria clinical trial. Clinical and preclinical expenses decreased by $2.5 million due to completion of the T2Bacteria clinical trial and T2Lyme pre-clinical trial. Outside services decreased by $0.6 million as a result of less consulting services due to completion of the T2Bacteria clinical trial and T2Lyme pre-clinical trial.

Selling, general and administrative expenses

Selling, general and administrative expenses were $25.7 million for the year ended December 31, 2018, compared to $22.8 million for the year ended December 31, 2017. The increase of $2.9 million was attributed to increased stock compensation expense of $4.1 million primarily associated with restricted stock units with market conditions which were granted in the first quarter of 2018 and an increase in other payroll expenses. The increase was offset by a $1.1 million decrease in professional fees and a $0.2 million decrease in travel.

Interest expense, net

Interest expense, net, was $6.7 million for the year ended December 31, 2018, compared to $8.9 million for the year ended December 31, 2017. Interest expense, net, decreased by $2.2 million due to a $2.2 million non-recurring charge, recorded in 2017, related to the derivative liability associated with the CRG Term Loan Agreement.

Other income, net

Other income, net, was $0.6 million for the year ended December 31, 2018, compared to $0.3 million for the year ended December 31, 2017. Other income, net, increased $0.3 million primarily due to increased dividend and other investment income.

Results of Operations for the Years Ended December 31, 2017 and 2016

	Year ended
	December 31,
	2017	2016	Change
	(in thousands)
Revenue:
Product revenue	$3,440	$1,747	$1,693
Research revenue	1,226	2,333	$(1,107)
Total revenue	4,666	4,080	586
Costs and expenses:
Cost of product revenue	12,028	6,872	$5,156
Research and development	23,733	24,009	$(276)
Selling, general and administrative	22,757	24,077	$(1,320)
Total costs and expenses	58,518	54,958	3,560
Loss from operations	(53,852)	(50,878)	(2,974)
Interest expense, net	(8,907)	(4,098)	$(4,809)
Other income, net	331	172	$159
Net loss	$(62,428)	$(54,804)	$(7,624)

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

Cost of product revenue

During the year ended December 31, 2017, cost of product revenue associated with the sale of T2Candida and T2Dx instruments to customers totaled $12.0 million, compared to $6.9 million for the year ended December 31, 2016, an increase of $5.2 million. Cost of product revenue includes a $2.6 million impairment charge related to T2-owned instruments and components.  During the fourth quarter of 2017, the Company received communication from the FDA that suggested the approval timeline could be longer than the company initially anticipated.  We assessed the recoverability of T2-owned instruments based on delayed T2Bacteria cash flows and recorded the impairment charge.  Other increases to the cost of product revenue include $0.4 million of depreciation related to T2 owned instruments, $0.6 million related to idle capacity, $1.1 million of costs related to increased sales of T2Dx instruments and $0.5 million of costs related to increase consumables sales.

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

Liquidity and Capital Resources

We have incurred losses and cumulative negative cash flows from operations since our inception, and as of December 31, 2018, we had an accumulated deficit of $317.2 million. Having obtained clearance from the FDA and a CE mark in Europe to market the T2Dx, T2Candida, and T2Bacteria, the Company has incurred significant commercialization expenses related to product sales, marketing, manufacturing and distribution. The Company may seek to fund its operations through public equity or private equity or debt financings, as well as other sources. However, the Company may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. The Company’s failure to raise capital or enter into such other arrangements if and when needed would have a negative impact on the Company’s business, results of operations and financial condition and the Company’s ability to develop and commercialize T2Dx, T2Candida, T2Bacteria, and other product candidates.

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

Plan of operations and future funding requirements

As of December 31, 2018, we had cash and cash equivalents of $50.8 million. Currently, our funds are primarily held in money market funds invested in U.S. government agency securities. Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, costs related to our products, clinical trials, laboratory and related supplies, supplies and materials used in manufacturing, legal and other regulatory expenses and general overhead costs.

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

Management believes that the existing cash and cash equivalents at December 31, 2018 will be sufficient to fund our current operating plan through March 2020. Should our current operating plan not materialize Management's plans include raising additional funding, earning milestone payments pursuant to the Company’s Co- Development agreements, delaying certain research projects and capital expenditures and eliminating certain future operating expenses in order to fund operations at reduced levels for the Company to continue as a going concern for a period of 12 months from the date the financial statements are issued. Management has concluded the likelihood that its plan to obtain sufficient funding from one or more of these sources or adequately reduce expenditures will be successful, while reasonably possible, is less than probable. The Term Loan Agreement requires us to achieve certain annual revenue targets, whereby we are required to pay double the amount of any shortfall as an acceleration of principal payments, and maintain a minimum liquidity amount.  Should we fall short of the revenue target we would seek a waiver of this provision. There can be no assurances that we would be successful in obtaining a waiver. We are also required to maintain a minimum cash balance under our Term Loan Agreement with CRG.

Cash flows

The following is a summary of cash flows for each of the periods set forth below:

	Year ended
	December 31,
	2018	2017	2016
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(40,138)	$(47,718)	$(46,442)
Investing activities	(593)	(2,476)	(5,487)
Financing activities	49,657	18,505	51,755
Net (decrease) increase in cash, cash equivalents and restricted cash	$8,926	$(31,689)	$(174)

Net cash used in operating activities

Net cash used in operating activities was $40.1 million for the year ended December 31, 2018, and consisted primarily of a net loss of $51.2 million adjustment for non-cash items including stock-based compensation expense of $9.9 million, depreciation and amortization expense of $2.5 million, non-cash interest expense of $2.2 million, and an impairment charge of $0.7 million, partially offset by deferred rent of $0.2 million and a change in fair value of a derivative instrument of $0.1 million and a net change in operating assets and liabilities of $3.9 million. The net change in operating assets and liabilities was primarily driven by a $1.3 million increase in accounts receivable from increased instrument sales and our cost-sharing agreement with CARB-X, a $1.0 million increase in inventories, net, a $0.8 million decrease in deferred revenue primarily from our Co-Development Agreement with Allergan Sales, LLC., a $0.6 million increase in prepaid expenses and other current assets from insurance, tradeshows and conferences and receivables due to expected landlord reimbursements, a $0.3 million decrease in accrued expenses and other liabilities and a $0.1 million increase in accounts payable.

Net cash used in operating activities was $47.7 million for the year ended December 31, 2017, and consisted primarily of a net loss of $62.4 million adjusted for non-cash items including depreciation and amortization expense of $2.9 million, stock-based compensation expense of $4.8 million, non-cash interest expense of $2.7 million, change in fair value of a derivative instrument of $2.2 million and an impairment charge of $2.6 million, partially offset by deferred rent of $0.1 million and a net change in operating assets and liabilities of $0.1 million. The net change in operating assets and liabilities was primarily driven by a $0.7 million decrease in deferred revenue, $0.3 million decrease in accounts payable, $0.1 increase in accounts receivable and $0.1 million increase in inventory, offset by an increase of $0.7 million in accrued expenses and other liabilities.

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

Net cash used in investing activities

Net cash used in investing activities was $0.6 million for the year ended December 31, 2018, and consisted of costs to acquire property and equipment.

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

Net cash provided by financing activities

Net cash provided by financing activities was $49.7 million for the year ended December 31, 2018, and consisted primarily of the net proceeds from the June 2018 public offering of $49.2 million and proceeds from the exercise of stock options and employee stock purchase plan of $2.0 which were partially offset by $1.5 million of repayments of notes payable.

Net cash provided by financing activities was $18.5 million for the year ended December 31, 2017, and consisted of $18.6 million of net proceeds from our September 15, 2017 public offering, in which we sold 5,031,250 shares of common stock at the closing price of $4.00 per share and $1.1 million of proceeds from the exercise of stock options and sale of common stock under our 2014 Employee Stock Purchase Plan. Partially offsetting these sources of cash were $1.2 million of repayments of notes payable.

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

Borrowing Arrangements

Term Loan Agreement

In December 2016, we entered into a Term Loan Agreement (the “Term Loan Agreement”) with CRG. We borrowed $40.0 million pursuant to the Term Loan Agreement and could borrow up to an additional $10.0 million at any time through and including July 27, 2018, provided that, among other conditions, we receive 510(k) clearance for the marketing of T2Bacteria by the FDA by a certain date (the “Approval Milestone”), which originally was April 30, 2018. The Term Loan Agreement has a six-year term with three years (through December 30, 2019) of interest-only payments, which period shall be extended to four years (through December 30, 2020) if we achieve the Approval Milestone, after which quarterly principal and interest payments will be due through the December 30, 2022 maturity date. Interest on the amounts borrowed under the Term Loan Agreement accrues at an annual fixed rate of (a) prior to the Approval Milestone, 12.5%, 4.0% of which may be deferred during the interest-only period by adding such amount to the aggregate principal loan amount and (b) following the Approval Milestone, 11.5%, 3.5% of which may be deferred during the interest-only period by adding such amount to the aggregate principal loan amount. In addition, if we achieve certain financial performance metrics, the loan will convert to interest-only until the December 30, 2022 maturity, at which time all unpaid principal and accrued unpaid interest will be due and payable. We are required to pay CRG a financing fee based on the loan principal amount drawn. We are also required to pay a final payment fee of 8.0% of the principal outstanding upon repayment. The Company is accruing the final payment fee as interest expense and it is included as a current liability at December 31, 2018 and 2017 on the balance sheet.

We may prepay all or a portion of the outstanding principal and accrued unpaid interest under the Term Loan Agreement at any time upon prior notice subject to a prepayment fee during the first five years of the term and no prepayment fee thereafter. As security for our obligations under the Term Loan Agreement we entered into a security agreement with CRG whereby we granted a lien on substantially all of its assets, including intellectual property. The Term Loan Agreement also contains customary affirmative and negative covenants for a credit facility of this size and type. The Term Loan Agreement also requires us to achieve certain revenue targets, whereby we are required to pay double the amount of any shortfall as an acceleration of principal payments. On December 18, 2017, the Term Loan Agreement was amended and the 2017 minimum revenue target was reduced to $3.0 million from $5.0 million. In March 2018, the Term Loan Agreement was amended to extend the Original Approval Milestone Date to June 30, 2018, extend the additional $10.0 million funding through September 27, 2018 and reduce the fiscal year 2018 product revenue target to $7.0 million. In May 2018, we achieved the Approval Milestone by obtaining market clearance from the FDA for

T2Bacteria. In March 2019, the Term Loan Agreement was amended to reduce the 2019 minimum revenue target to $9.0 million and delete the 2018 revenue covenant.  In exchange for the amendment, we agreed to reset the strike price of the warrants, issued in connection with the Term Loan Agreement, from $8.06 per share to $4.35 per share. The Term Loan Agreement includes a subjective acceleration clause whereby an event of default, including a material adverse change in the business, operations, or conditions (financial or otherwise), could result in the acceleration of the obligations under the Term Loan Agreement. Under certain circumstances, a default interest rate of an additional 4.0% per annum will apply at the election of CRG on all outstanding obligations during the occurrence and continuance of an event of default. CRG has not exercised its right under this clause, as there have been no such events. We believe the likelihood of CRG exercising this right is remote.

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

During the fourth quarter of 2017, we received communication from the FDA that suggested the approval timeline of T2Bacteria would be longer than we initially anticipated. The delay resulted in an increase in the probability of not achieving the Approval Milestone by April 30, 2018, as well an increase in the probability of the payment of contingent interest in future periods, based on the contractual payments requirements that exist as of December 31, 2017. At December 31, 2017, we recorded a derivative liability related to our Term Loan Agreement with CRG of $2.2 million. The fair value of the derivative at December 31, 2018 is $2.1 million. We classified the derivative liability as accrued expenses and other current liabilities on the balance sheet at December 31, 2018 and 2017 to match the classification of the related Term Loan Agreement.

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

In connection with the Term Loan Agreement entered into in December 2016, we issued to CRG four separate warrants to purchase a total of 528,958 shares of common stock. The warrants are exercisable any time prior to December 30, 2026 at a price of $4.35 per share, with typical provisions for termination upon a change of control or sale of all or substantially all of our assets.  The strike price was reduced, by a March 2019 amendment, from an original strike price of $8.06 per share. The warrants are classified within shareholders’ equity, and the proceeds were allocated between the debt and warrants based on their relative fair value. The fair value of the warrants was determined by the Black Scholes Merton option pricing model. The fair value of the warrants at issuance on December 30, 2016 was $1.8 million.

Equipment Lease Credit Facility

In October 2015, we signed the $10.0 million Credit Facility (the “Credit Facility”) with Essex Capital Corporation (“Essex”) to fund capital equipment needs. As one of the conditions of the Term Loan Agreement, the Credit Facility is capped at a maximum of $5.0 million. Under the Credit Facility, Essex will fund capital equipment purchases presented by us. We will repay the amounts borrowed in 36 equal monthly installments from the date of the amount funded. At the end of the 36 month lease term, we have the option to (a) repurchase the leased equipment at the lesser of fair market value or 10% of the original equipment value, (b) extend the applicable lease for a specified period of time, which will not be less than one year, or (c) return the leased equipment to the Lessor.

In April 2016 and June 2016, we completed the first two draws under the Credit Facility of $2.1 million and $2.5 million, respectively. We will make monthly payments of $67,000 under the first draw and $79,000 under the second draw. The borrowings under the Credit Facility are treated as capital leases and are included in property and equipment on the balance sheet. The amortization of the assets conveyed under the Credit Facility is included as a component of depreciation expense.

Contractual Obligations and Contingent Liabilities

The following summarizes our significant contractual obligations as of the date of issuance of this annual report on Form 10-K:

	Payments Due by Fiscal Year Ended December 31,
	Total	2019	2020-2021	2022-2023
	(in thousands)
Operating leases (1)	$6,428	$2,225	$4,203	$—
Notes payable (2)(3)(4)	64,843	4,544	31,698	28,601
Total obligations	$71,271	$6,769	$35,901	$28,601

(1)

Represents the leases of approximately 62,800 square feet for office, laboratory and manufacturing space in Lexington and Wilmington, Massachusetts under noncancelable operating leases, which includes the lease amendments entered into in March 2017 and September

2017 for office and laboratory space at our headquarters in Lexington, MA and in August 2018 for office, laboratory and manufacturing space in Wilmington, MA.
(2)

Represents borrowing under our Term Loan Agreement, which currently bears interest at an annual rate of 11.5% and has principal repayment dates through September 2022, and our Credit Facility, which has principal repayment dates through May 2019. The balance for these debt instruments includes estimated interest payment obligations.

(3)	This does not include prepayment penalties.
(4)

The Term Loan Agreement with CRG is classified as a current liability on the balance sheet at December 31, 2018, based on the Company’s consideration of the probability of violating a minimum liquidity covenant included in the Term Loan Agreement.

Contingent Liabilities and Commitments, Including Tax Matters

We have net deferred tax assets of $90.4 million as of December 31, 2018, which have been fully offset by a valuation allowance due to uncertainties surrounding our ability to realize these tax benefits. The deferred tax assets are primarily composed of federal net operating loss (“NOL”), tax carryforwards and research and development tax credit carryforwards. As of December 31, 2018, we had federal NOL carryforwards of $274.4 million available to reduce future taxable income, if any. These federal NOL carryforwards are available to offset future taxable income, if any, of which $228.2 million will expire at various dates through 2037 and $46.2 million carryforward indefinitely. In general, if we experience, or have experienced, a greater than 50% aggregate change in ownership of certain significant stockholders over a three-year period, or a Section 382 ownership change, utilization of our pre-change NOL carryforwards are subject to an annual limitation under Section 382 of the Internal Revenue Code of 1986, as amended. Such limitations may result in expiration of a portion of the NOL carryforwards before utilization and may be substantial. If we experience a Section 382 ownership change in connection as a result of future changes in our stock ownership, some of which changes are outside of our control, the tax benefits related to the NOL carryforwards may be limited or lost. We have not conducted an assessment to determine whether there may have been a Section 382 or 383 ownership change.

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

Revenue Recognition

We adopted ASC 606, Revenue from Contracts with Customers (“ASC 606”) on January 1, 2018 using the modified retrospective method for all contracts not completed as of the date of adoption. For contracts that were modified before the effective date, we reflected the aggregate effect of all modifications when identifying performance obligations and allocating transaction price in accordance with practical expedient ASC 606-10-65-1-(f)-4.  The reported results for 2018 reflect the application of ASC 606 guidance while the reported results for 2017 were prepared under the guidance of ASC 605, Revenue Recognition (“ASC 605” or "legacy GAAP").  The impact of ASC 606 on the year-ended December 31, 2018 was higher product revenue of $0.5 million.  The higher revenue is the result of recognizing consideration allocated to the instrument, upon shipment.  Under ASC 605, no revenue would be recognized until installation was completed.

We generate revenue from the sale of instruments, consumable diagnostic tests, related services, reagent rental agreements and research and development agreements with third parties.  Pursuant to ASC 606, revenue is recognized when a customer obtains control of promised goods or services. The amount of revenue recognized reflects the consideration we expect to be entitled to receive in exchange for these goods and services.

Once a contract is determined to be within the scope of ASC 606 at contract inception, we review the contract to determine which performance obligations we must deliver and which of these performance obligations are distinct. We recognize as revenues the amount of the transaction price that is allocated to the respective performance obligation when the performance obligation is satisfied or as it is satisfied. Generally, our performance obligations are transferred to customers at a point in time, typically upon shipment, or over time, as services are performed.

Most of our contracts with customers contain multiple performance obligations. For these contracts, we account for individual performance obligations separately if they are distinct. The transaction price is allocated to the separate performance obligations on a relative standalone selling price basis. Excluded from the transaction price are sales tax and other similar taxes which are presented on a net basis.

Product revenue is generated by the sale of instruments and consumable diagnostic tests predominantly through our direct sales force in the United States and distributors in geographic regions outside the United States. We do not offer product return or exchange rights (other than those relating to defective goods under warranty) or price protection allowances to its customers, including its distributors. Payment terms granted to distributors are the same as those granted to end-user customers and payments are not dependent upon the distributors’ receipt of payment from their end-user customers. We either sell instruments to customers and international distributors, or retains title and places the instrument at the customer site pursuant to a reagent rental agreement. When an instrument is purchased by a customer, we recognize revenue when the related performance obligation is satisfied (i.e. when the control of an instrument has passed to the customer; typically, at shipping point). When the instrument is placed under a reagent rental agreement, our customers generally agree to fixed term agreements, which can be extended, and incremental charges on each consumable diagnostic test purchased. Revenue from the sale of consumable diagnostic tests (under a reagent rental agreement) is recognized upon shipment.  The transaction price from consumables purchases is allocated between the lease of the instrument (under a contingent rent methodology as provided for in ASC 840, Leases), and the consumables when related performance obligations are satisfied, as a component of lease and product revenue, and is included as Instrument Rentals. Revenue associated with reagent rental consumables purchases is currently classified as variable consideration and constrained until a purchase order is received and related performance obligations have been satisfied.  Shipping and handling costs billed to customers in connection with a product sale are recorded as a component of the transaction price and allocated to product revenue in the consolidated statements of operations and comprehensive loss as they are incurred by us in fulfilling our performance obligations.

Direct sales of instruments include warranty, maintenance and technical support services typically for one year following the installation of the purchased instrument (“Maintenance Services”). Maintenance Services are separate performance obligations as they are service based warranties and are recognized on a straight-line basis over the service delivery period. After the completion of the initial Maintenance Services period, customers have the option to renew or extend the Maintenance Services typically for additional one-year periods in exchange for additional consideration.  The extended Maintenance Services are also service based warranties that represent separate purchasing decisions.  We recognize revenue allocated to the extended Maintenance Services performance obligation on a straight-line basis over the service delivery period.

We warrant that consumable diagnostic tests will be free from defects, when handled according to product specifications, for the stated life of the product. To fulfill valid warranty claims, we provide replacement product free of charge. Accordingly, we accrue warranty expense associated with the estimated defect rates of the consumable diagnostic tests.

Revenue earned from activities performed pursuant to research and development agreements is reported as research revenue in the consolidated statements of operations and comprehensive loss, and is recognized over time using an input method as the work is completed. The related costs are expensed as incurred as research and development expense. The timing of receipt of cash from our research and development agreements generally differs from when revenue is recognized. Milestones are contingent on the occurrence of future events and are considered variable consideration being constrained until we believe a significant revenue reversal will not occur.

Stock-based compensation

We issue stock-based awards to employees and non-employees, generally in the form of stock options, restricted stock units and restricted stock awards. We account for our stock-based awards in accordance with FASB ASC Topic 718, Compensation — Stock Compensation, or ASC 718. ASC 718 requires all stock-based payments to employees, including grants of employee stock options, restricted stock units and modifications to existing stock options, to be recognized in the consolidated statements of operations and comprehensive loss based on their grant date fair values. We account for stock-based awards to non-employees in accordance with FASB ASC Topic 505-50, Equity-Based Payments to Non-Employees, which requires the fair value of the award to be remeasured at fair value as the award vests. We recognize the compensation cost of stock-based awards to employees and non-employees on a straight-line basis over the vesting period. See below for a detailed description of how we estimate fair value for purposes of option grants and the methodology used in measuring stock-based compensation expense.

We estimate the fair value of our stock-based awards to employees and non-employees using the Black-Scholes-Merton option pricing model, which requires the input of highly subjective assumptions, including (a) the expected volatility of our stock, (b) the expected term of the award, (c) the risk-free interest rate and (d) expected dividends. Due to the lack of company specific historical and implied volatility data resulting from our limited public market trading history, prior to August 2018, we had based our estimate of expected volatility primarily on the historical volatility of a group of similar companies that are publicly traded. For these analyses, we have selected companies with comparable characteristics to ours, including enterprise value, risk profiles and position within the industry, and with historical share price information sufficient to meet the expected life of the stock-based awards. We compute the historical volatility data using the daily closing prices for the selected companies’ shares during the equivalent period of the calculated expected term of our stock-based awards. As of August 2018, we determined that a sufficient amount of historical information regarding the volatility of our own stock price was available and estimated expected volatility based on the historical volatility of our own stock using the daily closing prices. We have estimated the expected life of our employee stock options using the “simplified” method, whereby the expected life equals the average of the vesting term and the original contractual term of the option. The risk-free interest rates for periods within the expected life of the option are based on the U.S. Treasury yield curve in effect during the period in which the options were granted.

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

We estimate the fair value of restricted stock units with market conditions on the date of grant using a Monte Carlo simulation. The compensation cost for restricted stock units with market conditions is being recorded over the derived service period. If a market condition is achieved prior to completion of the derived service period, the remaining compensation cost will be recognized immediately.

These assumptions used to determine stock compensation expense represent our best estimates, but the estimates involve inherent uncertainties and the application of our judgment. As a result, if factors change and we use significantly different assumptions or estimates, our stock-based compensation expense could be materially different.

Inventories

Inventories are stated at the lower of cost or net realizable value. The Company determines the cost of its inventories, which includes amounts related to materials, direct labor, and manufacturing overhead, on a first-in, first-out basis. We perform an assessment of the recoverability of capitalized inventory during each reporting period, and write down any excess and obsolete inventories to their realizable value in the period in which the impairment is first identified. Shipping and handling costs incurred for inventory purchases are capitalized and recorded upon sale in cost of product revenues in the consolidated statements of operations and comprehensive loss or are included in the value of T2-owned instruments and components, a component of property and equipment, net, and depreciated.

We capitalize inventories in preparation for sales of products when the related product candidates are considered to have a high likelihood of regulatory clearance, which for the T2Dx Instrument, T2Candida and T2Bacteria was upon the achievement of regulatory clearance, and the related costs are expected to be recoverable through sales of the inventories. In addition, the Company capitalizes inventories related to the manufacture of instruments that have a high likelihood of regulatory clearance, which for the T2Dx Instrument was upon the achievement of regulatory clearance, and will be retained as our assets, upon determination that the instrument has alternative future uses. In determining whether or not to capitalize such inventories, we evaluate, among other factors, information regarding the product candidate’s status of regulatory submissions and communications with regulatory authorities, the outlook for commercial sales and alternative future uses of the product candidate. Costs associated with development products prior to satisfying the inventory capitalization criteria are charged to research and development expense as incurred.

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

Income Taxes

During 2018, we recorded no income tax benefit due to the full valuation allowance recorded against the Company’s deferred tax assets.  The Tax Cuts and Jobs Act reduced the federal tax rate from 35% to 21% and we re-measured certain deferred tax assets and liabilities based on the rates at which they are anticipated to reverse in the future. The amount recorded related to the re-measurement of our deferred tax balance was a tax expense of $32.9 million which was offset by an adjustment to the valuation allowance against our deferred taxes of $32.9 million during the year ended December 31, 2017. There was no amount recorded related to the re-measurement of our deferred tax balance in the year ended December 31, 2018.

During 2017 and 2016 we recorded no income tax benefit due to the full valuation allowance recorded against the Company’s deferred tax assets.

Impairment of Long Lived Assets

We review long‑lived assets, including capitalized T2 owned instruments and components, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If indications of impairment exist, projected future undiscounted cash flows associated with the asset or asset group are compared to the carrying amount to determine whether the asset’s value is recoverable. During this review, we reevaluate the significant assumptions used in determining the original cost and estimated lives of long‑lived assets. Although the assumptions may vary from asset to asset, they generally include operating results, changes in the use of the asset, cash flows and other indicators of value. Management then determines whether the remaining useful life continues to be appropriate or whether there has been an impairment of long‑lived assets based primarily upon whether expected future undiscounted cash flows are sufficient to support the assets’ recovery. If the carrying value of the asset exceeds such projected undiscounted cash flows, the asset will be written down to its estimated fair value. We recorded an impairment expense of $0.7 million and $2.6 million during the years ended December 31, 2018 and 2017, respectively.

Fair Value of Derivative

Our Term Loan Agreement with CRG contains certain provisions that change the underlying cash flows of the instrument, including an interest-only period dependent on the achievement of receiving 510(k) clearance for the marketing of T2Bacteria by the FDA by a certain date (the “Approval Milestone”), and acceleration of the obligations under the Term Loan Agreement under an event of default. In addition, under certain circumstances, a default interest rate of an additional 4.0% per annum will apply at the election of CRG on all outstanding obligations during the occurrence and continuance of an event of default. We concluded that these features are not clearly and closely related to the host instrument, and represent a single compound derivative that is required to be re-measured at fair value on a quarterly basis.

During the fourth quarter of 2017, we received communication from the FDA that suggested the approval timeline of T2Bacteria could be longer than we initially anticipated. The delay resulted in an increase in the probability of not achieving the Approval Milestone by April 30, 2018, as well as an increase in the probability of the payment of contingent interest in future periods, based on the contractual payments that exist as of December 31, 2017. At December 31, 2017, we recorded a derivative liability related to our Term Loan Agreement with CRG of $2.2 million. The estimated fair value of the derivative liability was determined using a probability-weighted discounted cash flow model that includes principal and interest payments under the following scenarios: FDA approval by April 30, 2018 (40%), FDA approval after April 30, 2018 (20%) and no FDA approval (40%).

The Approval Milestone was achieved in May 2018.  The estimated fair value of the derivative at December 31, 2018 was determined using a probability-weighted discounted cash flow model that includes contingent interest payments under the following scenarios: 4% contingent interest beginning in 2020 (70%) and 4% contingent interest beginning in 2021 (30%). The fair value of the derivative at December 31, 2018 is $2.1 million. Should our assessment of these probabilities change, including amendments of certain revenue targets, there could be a change to the fair value of the derivative liability.

Recent Accounting Standards

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies and adopted by us as of the specified effective date. Unless otherwise discussed we believe that the impact of recently issued standards that are not yet effective will not have a material impact on our financial position or results of operations upon adoption.

Accounting Standards Adopted

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASC 2016-15”), which provides guidance on the classification of certain specific cash flow issues including debt prepayment or extinguishment costs, settlement of certain debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of certain insurance claims and distributions received from equity method investees. The standard requires the use of a retrospective approach to all periods presented, but may be applied prospectively if retrospective application would be impracticable. The guidance is effective for public entities for fiscal years beginning after December 15, 2017, and interim periods within those years, and early application is permitted. We have adopted ASU 2016-15 retrospectively and has presented the statement of cash flows in accordance with this guidance. The adoption of ASU 2016-15 did not have a material impact on the consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”), which requires that a statement of cash flows explains the change in the total of cash, cash equivalents and restricted cash during the period. Amounts described as restricted cash should be included with cash and cash equivalents when reconciling the beginning of period and end of period amounts shown on the statement of cash flows. We have reflected restricted cash with cash and cash equivalents when reconciling the beginning and end of period amounts shown on the statement of cash flows in accordance with ASU 2016-18. The adoption of ASU 2016-18 did not have a material impact on the consolidated financial statements.

In June 2014, the FASB issued amended guidance, ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which is applicable to revenue recognition that will now be effective for the year ending December 31, 2018, as a result of the deferral of the effective date adopted by the FASB in July 2015. The new guidance must be adopted using either a full retrospective approach for all periods presented or a modified retrospective approach. Early adoption prior to the original adoption date of ASU 2014-09 is not permitted. The new guidance applies a more principles-based approach to revenue recognition. We adopted ASU 2014-09 on January 1, 2018 using the modified retrospective method for all contracts not completed as of the date of adoption. For contracts that were modified before the effective date, we reflected the aggregate effect of all modifications when identifying performance obligations and allocating transaction price, which did not have a material effect on the adjustment to accumulated deficit. The reported results for 2018 reflect the application of ASU 2014-09 guidance while the reported results for

2017 were prepared under the guidance of ASC 605, Revenue Recognition. The adoption of ASC 606 on January 1, 2018 resulted in a $0.1 million adjustment to the opening accumulated deficit as of January 1, 2018 due to higher revenue recognition for a Co-Development Agreement under ASC 606.

Accounting Standards Issued, Not Adopted

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) in order to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous generally accepted accounting principles. ASU 2016-02 requires a lessee to recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term on the balance sheet. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 (including interim periods within those periods) and early adoption is permitted. In August 2018, the FASB issued ASU 2018-11, Targeted Improvements to ASC 842, which provides a new transition option in which an entity initially applies ASU 2016-02 at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Prior period comparative balances will not be adjusted. We will use the new transition option and will be also utilizing the package of practical expedients that allows it to not reassess: (1) whether any expired or existing contracts are or contain leases, (2) lease classification for any expired or existing leases, and (3) initial direct costs for any existing leases. We will also use the short-term lease exception for leases with a term of twelve months or less. Additionally, we will use the practical expedient that allows us to treat each separate lease component of a contract and its associated non-lease components as a single lease component. We have identified approximately ten leasing arrangements in which we are a lessee and estimate the impact on our consolidated balance sheet to be approximately $4.8 million to $5.6 million. We are continuing to evaluate the incremental borrowing rate we have used in our preliminary estimate and the final amount we record could differ immaterially from this range. There will be no adjustment recognized through retained earnings as a result of adoption. We will adopt ASU 2016-02 effective January 1, 2019, and are continuing to evaluate the impact of adoption on our consolidated financial statements.

In June 2018, the FASB issued ASU No. 2018-07, Compensation-Stock Compensation: Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”), which expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. This amendment applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. We will adopt ASU 2018-18, effective as of January 1, 2019.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (“ASU 2018-13”), which eliminates, adds and modifies certain disclosure requirements for fair value measurements. The amendment is effective for interim and annual reporting periods beginning after December 15, 2019.

In November 2018, the FASB issued ASU No. 2018-18, Collaborative Arrangements (“ASU 2018-18”), which clarifies the interaction between ASC 808, Collaborative Arrangements and ASC 606, Revenue from Contracts with Customers. Certain transactions between participants in a collaborative arrangement should be accounted for under ASC 606 when the counterparty is a customer. In addition, ASU 2018-18 precludes an entity from presenting consideration from a transaction in a collaborative arrangement as revenue if the counterparty is not a customer for that transaction. ASU 2018-18 should be applied retrospectively to the date of initial application of ASC 606. This guidance is effective for interim and fiscal periods beginning after December 15, 2019.

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

We are exposed to market risk related to changes in interest rates. As of December 31, 2018, we had cash and cash equivalents of $50.8 million held primarily in money market funds consisting of U.S. government agency securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term securities. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate one percent change in interest rates would not have a material effect on the fair market value of our portfolio. As of December 31, 2018, we had no outstanding debt exposed to variable interest rates.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors

T2 Biosystems, Inc.

Lexington, MA

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of T2 Biosystems, Inc. (the “Company”) as of December 31, 2018, and the related consolidated statement of operations and comprehensive loss, stockholders’ equity, and cash flows for the year ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018, and the results of their operations and their cash flows for the year ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

The Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations, will require additional capital to fund its current operating plan, and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. In addition, the Company has classified certain debt obligations with long-term contractual maturities as current liabilities due to likely future debt covenant violations. Management’s plans in regard to these matters are also described in Note 1. The 2018 consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/BDO USA, LLP

We have served as the Company's auditor since 2018.

Boston, MA

March 14, 2019

Report of Independent Registered Public Accounting Firm

The Stockholders and the Board of Directors of T2 Biosystems, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of T2 Biosystems, Inc. (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

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

/s/ Ernst & Young LLP

We served as the Company’s auditor from 2008 to 2018

Boston, Massachusetts

March 19, 2018

except for the effects of the adoption of ASU 2016-18

as discussed in Note 2, as to which the date is March 14, 2019

T2 Biosystems, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$50,805	$41,799
Accounts receivable	1,786	467
Prepaid expenses and other current assets	1,340	708
Inventories	2,677	1,344
Total current assets	56,608	44,318
Property and equipment, net	7,315	10,015
Restricted cash	180	260
Other assets	206	268
Total assets	$64,309	$54,861
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$744	$648
Accrued expenses and other current liabilities	6,073	6,218
Derivative liability	2,142	2,238
Notes payable	42,373	40,696
Deferred revenue	697	1,736
Current portion of lease incentives	268	246
Total current liabilities	52,297	51,782
Notes payable, net of current portion	—	1,008
Lease incentives, net of current portion	492	731
Deferred revenue, net of current portion	133	—
Commitments and contingencies (see Note 12)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 44,175,441 and 35,948,900 shares issued and outstanding at December 31, 2018 and December 31, 2017, respectively	44	36
Additional paid-in capital	328,514	267,421
Accumulated deficit	(317,171)	(266,117)
Total stockholders’ equity	11,387	1,340
Total liabilities and stockholders’ equity	$64,309	$54,861

See accompanying notes to consolidated financial statements.

T2 Biosystems, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

	Year ended
	December 31,
	2018	2017	2016
Revenue:
Product revenue	$4,805	$3,440	$1,747
Research revenue	5,695	1,226	2,333
Total revenue	10,500	4,666	4,080
Costs and expenses:
Cost of product revenue	15,404	12,028	6,872
Research and development	14,489	23,733	24,009
Selling, general and administrative	25,697	22,757	24,077
Total costs and expenses	55,590	58,518	54,958
Loss from operations	(45,090)	(53,852)	(50,878)
Interest expense, net	(6,682)	(8,907)	(4,098)
Other income, net	619	331	172
Net loss and comprehensive loss	(51,153)	(62,428)	(54,804)
Net loss per share — basic and diluted	$(1.26)	$(1.94)	$(2.11)
Weighted-average number of common shares used in computing net loss per share — basic and diluted	40,558,826	32,131,512	26,015,751

See accompanying notes to consolidated financial statements.

T2 Biosystems, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share and per share data)

	Common		Additional		Total
	Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2015	24,175,381	$24	$195,800	$(148,885)	$46,939
Stock-based compensation expense	—	—	4,848	—	4,848
Offering costs on issuance of common stock from secondary public offering	—	—	(215)	—	(215)
Issuance of common stock from exercise of stock options and employee stock purchase plan	251,990	—	1,018	—	1,018
Issuance of common stock for private investment	6,055,341	6	39,717	—	39,723
Issuance of warrants	—	—	1,829	—	1,829
Net loss	—	—	—	(54,804)	(54,804)
Balance at December 31, 2016	30,482,712	30	242,997	(203,689)	39,338
Stock-based compensation expense	—	—	4,790	—	4,790
Issuance of common stock from vesting of restricted stock, exercise of stock options and employee stock purchase plan	434,938	1	1,058	—	1,059
Issuance of common stock from secondary public offering, net of offering costs of $252	5,031,250	5	18,576	—	18,581
Net loss	—	—	—	(62,428)	(62,428)
Balance at December 31, 2017	35,948,900	36	267,421	(266,117)	1,340
Cumulative effect of adoption of ASC 606	—	—	—	99	99
Stock-based compensation expense	—	—	9,897	—	9,897
Issuance of common stock from vesting of restricted stock, exercise of stock options and employee stock purchase plan	1,211,541	1	1,966	—	1,967
Issuance of common stock from secondary public offering, net of offering costs of $218	7,015,000	7	49,230	—	49,237
Net loss	—	—	—	(51,153)	(51,153)
Balance at December 31, 2018	44,175,441	$44	$328,514	$(317,171)	$11,387

See accompanying notes to consolidated financial statements.

T2 Biosystems, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year ended
	December 31,
	2018	2017	2016
Operating activities
Net loss	$(51,153)	$(62,428)	$(54,804)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,449	2,940	2,280
Stock-based compensation expense	9,897	4,790	4,848
Non-cash interest expense	2,216	2,710	564
Loss on extinguishment of debt	—	—	112
Impairment of property and equipment	683	2,571	—
Loss on disposal of property and equipment	26	—	—
Change in fair value of derivative instrument	(96)	2,238	—
Deferred rent	(217)	(115)	(250)
Changes in operating assets and liabilities:
Accounts receivable	(1,319)	(140)	42
Prepaid expenses and other assets	(570)	125	68
Inventories, net	(1,089)	(110)	(120)
Accounts payable	121	(314)	(61)
Accrued expenses and other liabilities	(279)	724	580
Deferred revenue	(807)	(709)	299
Net cash used in operating activities	(40,138)	(47,718)	(46,442)
Investing activities
Purchases and manufacture of property and equipment	(593)	(2,476)	(5,487)
Net cash used in investing activities	(593)	(2,476)	(5,487)
Financing activities
Proceeds from issuance of common stock in public offering, net of offering costs	49,237	18,640	(385)
Proceeds from issuance of common stock and stock options exercises, net	1,967	1,059	1,018
Proceeds from private investment in public equity	—	—	39,723
Proceeds from notes payable, net of issuance costs	—	—	43,803
Principal repayments of note payable	(1,547)	(1,194)	(32,404)
Net cash provided by financing activities	49,657	18,505	51,755
Net increase (decrease) in cash, cash equivalents and restricted cash	8,926	(31,689)	(174)
Cash, cash equivalents and restricted cash at beginning of period	42,059	73,748	73,922
Cash, cash equivalents and restricted cash at end of period	$50,985	$42,059	$73,748

See accompanying notes to consolidated financial statements.

T2 Biosystems, Inc.

Consolidated Statements of Cash Flows (Continued)

(In thousands)

	Year ended
	December 31,
	2018	2017	2016
Supplemental disclosures of cash flow information
Cash paid for interest	$3,786	$3,959	$2,732
Supplemental disclosures of noncash activities
Transfer of T2 owned instruments and components to inventory	$244	$431	$—
Transfer from other liabilities to accrued expenses and other current liabilities	$—	$585	$—
Purchases of property and equipment included in accounts payable and accrued expenses	$80	$189	$82
Public offering costs unpaid at year end	$—	$59	$—

See accompanying notes to consolidated financial statements.

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

Liquidity and Going Concern

At December 31, 2018, the Company has cash and cash equivalents of $50.8 million and an accumulated deficit of $317.2 million. The future success of the Company is dependent on its ability to successfully commercialize its products, obtain regulatory clearance for and successfully launch its future product candidates, obtain additional capital and ultimately attain profitable operations. Historically, the Company has funded its operations primarily through its August 2014 initial public offering, its December 2015 public offering, its September 2016 private investment in public equity (“PIPE”) financing, its September 2017 public offering, its June 2018 public offering, private placements of redeemable convertible preferred stock and through debt financing arrangements.

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

Management believes that its existing cash and cash equivalents at December 31, 2018 will be sufficient to allow the Company to fund its current operating plan through March 2020. However, as certain elements of the Company’s operating plan are outside of the Company’s control, including the receipt of certain development and regulatory milestone payments under the Company’s Co-Development agreements, they cannot be considered probable. Under ASC 205-40, the future receipt of potential funding from the Company’s Co-Development partners and other resources cannot be considered probable at this time because none of the plans are entirely within the Company’s control. In addition, the Company is required to maintain a minimum cash balance under its Term Loan Agreement with CRG Servicing LLC (“CRG”) (Note 6).

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

2. Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The Company’s financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative United States generally accepted accounting principles as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”). The Company’s consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, T2 Biosystems Securities Corporation. All intercompany balances and transactions have been eliminated.

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The Company utilizes certain estimates in the determination of the fair value of its stock options, as well as restricted stock units that have market conditions, deferred tax valuation allowances, revenue recognition, to record expenses relating to research and development contracts, accrued expenses, the fair value of a derivative liability and to classify the value of instrument raw material and work-in-process inventory between inventory and property and equipment. The Company bases its estimates on historical experience and other market‑specific or other relevant assumptions that it believes to be reasonable under the circumstances. Actual results could differ from such estimates.

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

Geographic Information

The Company sells its products domestically and internationally. International sales to a single country did not exceed 10% of total revenue in any year. Total international sales were approximately $2.2 million or 21% of total revenue in 2018, $0.9 million or 19% of total revenue in 2017 and $0.3 million or 7% of total revenue in 2016.

As of December 31, 2018 and 2017, the Company had outstanding receivables of $0.9 million and $0.1 million, respectively, from customers located outside of the U.S.

Off‑Balance Sheet Risk and Concentrations of Risk

The Company has no significant off-balance sheet risks, such as foreign exchange contracts, option contracts, or other foreign hedging arrangements. Cash and cash equivalents are financial instruments that potentially subject the Company to concentrations of credit risk. At December 31, 2018 and 2017, substantially all of the Company’s cash was deposited in accounts at one financial institution, with a significant amount invested in money market funds that are invested in short-term U.S. government agency securities. The Company maintains its cash deposits, which at times may exceed the federally insured limits, with a large financial institution and, accordingly, the Company believes such funds are subject to minimal credit risk.

For the year ended December 31, 2018, the Company derived approximately 29% of its total revenue from one customer, 15% of its total revenue from a second customer, and 10% of its total revenue from a third customer. For the year ended December 31, 2017, the Company derived approximately 19% of its total revenue from one customer and 10% of its total revenue from a second customer.  For the year ended December 31, 2016, the Company derived approximately 45% of its total revenue from one customer and 10% of its total revenue from a second customer.

The Company relies on single-source suppliers for some components and materials used in its products and product candidates. The Company has entered into supply agreements with most of our suppliers to help ensure component availability and flexible purchasing terms with respect to the purchase of such components.  While the Company believes replacement suppliers exist for all components and materials obtained from single sources, establishing additional or replacement suppliers for any of these components or materials, if required, may not be accomplished quickly. Even if the Company is able to find a replacement supplier, the replacement supplier would need to be qualified and may require additional regulatory authority approval, which could result in further delay.  If third-party suppliers fail to deliver the required commercial quantities of materials on a timely basis and at commercially reasonable prices, and the Company is unable to find one or more replacement suppliers capable of production at a substantially equivalent cost in substantially equivalent volumes and quality on a timely basis, the continued commercialization of products, the supply of products to customers and the development of any future products would be delayed, limited or prevented, which could have an adverse impact on the business.

Cash Equivalents

Cash equivalents include all highly liquid investments with original maturities of 90 days or less. Cash equivalents consist of money market funds invested in short-term U.S. government agency securities as of December 31, 2018 and 2017.

Accounts Receivable

The Company’s accounts receivable consists of amounts due from product sales to commercial customers and from research and development arrangements with partners. At each reporting period, management reviews all outstanding balances to determine if the facts and circumstances of each customer relationship indicate the need for a reserve. The Company does not require collateral and did not have an allowance for doubtful accounts at December 31, 2018 or 2017.

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

The Company capitalizes inventories in preparation for sales of products when the related product candidates are considered to have a high likelihood of regulatory clearance, which for the T2Dx Instrument, T2Candida and T2Bacteria was upon the achievement of regulatory clearance, and the related costs are expected to be recoverable through sales of the inventories. In addition, the Company capitalizes inventories related to the manufacture of instruments that have a high likelihood of regulatory clearance, which for the T2Dx Instrument was upon the achievement of regulatory clearance, and will be retained as the Company’s assets, upon determination that the instrument has alternative future uses. In determining whether or not to capitalize such inventories, the Company evaluates, among other factors, information regarding the product candidate’s status of regulatory submissions and communications with regulatory authorities, the outlook for commercial sales and alternative future uses of the product candidate. Costs associated with development products prior to satisfying the inventory capitalization criteria are charged to research and development expense as incurred.

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

The components of inventory consist of the following (in thousands):

	December 31,	December 31,
	2018	2017
Raw materials	$639	$539
Work-in-process	1,713	562
Finished goods	325	243
Total inventories, net	$2,677	$1,344

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

For certain financial instruments, including accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses, the carrying amounts approximate their fair values as of December 31, 2018 and 2017 because of their short-term nature. At December 31, 2018 and 2017, the carrying value of the Company’s debt approximated fair value, which was determined using Level 3 inputs, using market quotes from brokers and is based on current rates offered for similar debt (Note 6).

Property and Equipment

Property and equipment are recorded at cost and depreciated over their estimated useful lives using the straight‑line method. Property and equipment, net, includes assets under capital leases. Property and equipment includes raw materials and work-in-process inventory that are expected to be used or used to produce T2-owned instruments based on the Company’s business model and forecast, and finished instruments that will be used for internal research and development, clinical studies or reagent rental agreements with customers when. Completed T2-owned instruments are placed in service once installation procedures are completed. Construction in progress is primarily comprised of equipment that has not been placed in service. Repairs and maintenance costs are expensed as incurred, whereas major improvements are capitalized as additions to property and equipment.

Revenue Recognition

The Company adopted ASC 606, Revenue from Contracts with Customers (“ASC 606”) on January 1, 2018 using the modified retrospective method for all contracts not completed as of the date of adoption. For contracts that were modified before the effective date, the Company reflected the aggregate effect of all modifications when identifying performance obligations and allocating transaction price in accordance with practical expedient ASC 606-10-65-1-(f)-4.  The reported results for 2018 reflect the application of ASC 606 guidance while the reported results for 2017 were prepared under the guidance of ASC 605, Revenue Recognition (“ASC 605” or "legacy GAAP").  The impact of ASC 606 on the year-ended December 31, 2018 was higher product revenue of $0.5 million.  The higher revenue is the result of recognizing consideration allocated to the instrument, upon shipment.  Under ASC 605, no revenue would be recognized until installation was completed.

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

Most of the Company’s contracts with customers contain multiple performance obligations. For these contracts, the Company accounts for individual performance obligations separately if they are distinct. The transaction price is allocated to the separate performance obligations on a relative standalone selling price basis. Excluded from the transaction price are sales tax and other similar taxes which are presented on a net basis.

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

Direct sales of instruments include warranty, maintenance and technical support services typically for one year following the installation of the purchased instrument (“Maintenance Services”). Maintenance Services are separate performance obligations as they are service based warranties and are recognized on a straight-line basis over the service delivery period. After the completion of the initial Maintenance Services period, customers have the option to renew or extend the Maintenance Services typically for additional one year periods in exchange for additional consideration. The extended Maintenance Services are also service based warranties that represent separate purchasing decisions. The Company recognizes revenue allocated to the extended Maintenance Services performance obligation on a straight-line basis over the service delivery period.

The Company warrants that consumable diagnostic tests will be free from defects, when handled according to product specifications, for the stated life of the product. To fulfill valid warranty claims, the Company provides replacement product free of charge. Accordingly, the Company accrues warranty expense associated with the estimated defective rates of the consumable diagnostic tests.

Revenue earned from activities performed pursuant to research and development agreements is reported as research revenue in the consolidated statements of operations and comprehensive loss, and is recognized over time using an input method as the work is completed. The related costs are expensed as incurred as research and development expense. The timing of receipt of cash from the Company’s research and development agreements generally differs from when revenue is recognized. Milestones are contingent on the occurrence of future events and are considered variable consideration being constrained until the Company believes a significant revenue reversal will not occur.  Refer to Note 14 for further details regarding the Company’s research and development arrangements.

Disaggregation of Revenue

The Company disaggregates revenue from contracts with customers by type of products and services, as it best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. The following table disaggregates our revenue by major source (in thousands):

Year ended, December 31, 2018
Product Revenue
Instruments	$1,895
Consumables	2,387
Instrument Rentals	523
Total Product Revenue	4,805
Research Revenue	5,695
Total Revenue	$10,500

Remaining Performance Obligations

Remaining performance obligations represent the transaction price of firm orders for which work has not been performed or goods and services have not been delivered. As of December 31, 2018, the aggregate amount of transaction price allocated to remaining performance obligations for contracts with an original duration greater than one year was $3.7 million. We do not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed. The Company expects to recognize revenue on the remaining performance obligations over the next 2 years.

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

Contract Assets and Liabilities

The Company did not record any contract assets at December 31, 2018 and 2017.

The Company’s contract liabilities consist of upfront payments for research and development contracts and Maintenance Services on instrument sales. We classify these contract liabilities in deferred revenue as current or noncurrent based on the timing of when we expect to recognize revenue.  At December 31, 2018 and January 1, 2018, the Company had contract liabilities of $0.6 million and $1.7 million, respectively. Revenue recognized in the year-ended December 31, 2018 relating to contract liabilities at January 1, 2018 was $1.7 million, and related to performance of research and development services and straight-line revenue recognition associated with maintenance agreements.

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

Stock-Based Compensation

The Company records stock‑based compensation for options granted to employees and to members of the board of directors for their services on the board of directors, based on the grant date fair value of awards issued, and the expense is recorded on a straight‑line basis over the requisite service period, which is generally four years. The Company accounts for non‑employee stock‑based compensation arrangements based upon the fair value of the consideration received or the equity instruments issued, whichever is more reliably measurable. The measurement date for non‑employee awards is generally the date that the performance of services required for the non‑employee award is complete. Stock‑based compensation costs for non‑employee awards is recognized as services are provided, which is generally the vesting period, on a straight‑line basis.

The Company records the expense for stock option grants that vest upon achievement of performance-based milestones using the accelerated attribution method over the remaining service period when management determines that achievement of the performance-based milestone is probable. Management evaluates when the achievement of a performance-based milestone is probable based on the relative satisfaction of the performance conditions as of the reporting date.

The Company expenses restricted stock awards and restricted stock units based on the fair value of the award on the date of issuance, on a straight‑line basis over the associated service period of the award.

The Company uses the Black‑Scholes‑Merton option pricing model to determine the fair value of stock options. The use of the Black‑Scholes‑Merton option‑pricing model requires management to make assumptions with respect to the expected term of the option, the expected volatility of the common stock consistent with the expected life of the option, risk‑free interest rates and expected dividend yields of the common stock. The expected term was determined according to the simplified method, which is the average of the vesting tranche dates and the contractual term. Due to the lack of company specific historical and implied volatility data resulting from the Company’s limited public market trading history, prior to August 2018, the Company had based its estimate of expected volatility primarily on the historical volatility of a group of similar companies that are publicly traded. For these analyses, companies with comparable characteristics are selected, including enterprise value and position within the industry, and with historical share price information sufficient to meet the expected life of the stock‑based awards. The Company computes the historical volatility data using the daily closing prices for the selected companies’ shares during the equivalent period of the calculated expected term of its stock‑based awards. As of August 2018, the Company determined that a sufficient amount of historical information regarding the volatility of its stock price was available and estimated expected volatility based on the historical volatility of the Company’s stock using the daily closing prices.  The risk‑free interest rate is determined by reference to U.S. Treasury zero‑coupon issues with remaining maturities similar to the expected term of the options. The Company has not paid, and does not anticipate paying, cash dividends on shares of common stock; therefore, the expected dividend yield is assumed to be zero. The Company has elected an accounting policy to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates.

The Company uses a Monte Carlo simulation to determine the fair value of restricted stock units with market conditions on the date of grant. The compensation cost for restricted stock units with market conditions is being recorded over the derived service period. If a market condition is achieved prior to completion of the derived service period, the remaining compensation cost will be recognized immediately. Refer to Note 8 for further details on the Company’s stock-based compensation plan.

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

The Tax Cuts and Jobs Act (“the Act”) was enacted on December 22, 2017. The Act reduces the US federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings.  On December 22, 2017, the Securities and Exchange Commission (the “SEC”) issued guidance under Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”) directing taxpayers to consider the impact of the U.S. legislation as “provisional” when it does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the change in tax law. As of December 31, 2017, we recognized a provisional amount of $0 for the transition tax. For the year ended December 31, 2018, we recognized no transition tax, have remeasured deferred taxes, and included our reassessment of uncertain tax positions and valuation allowances. We consider the accounting related to the Act to be final.

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

As of December 31, 2018 and 2017, the Company had not experienced any material losses related to these indemnification obligations, and no material claims with respect thereto were outstanding. The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related reserves were established.

Net Loss Per Share

Basic net loss per share is calculated by dividing net loss by the weighted-average number of shares of common stock outstanding during the period, without consideration for common stock equivalents. Diluted net loss per share is calculated by adjusting the weighted-average number of shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury-stock method. For purposes of the diluted net loss per share calculation, stock options, unvested restricted stock and restricted stock contingently issuable upon achievement of certain market conditions are considered to be common stock equivalents, but have been excluded from the calculation of diluted net loss per share, as their effect would be anti-dilutive for all periods presented. Therefore, basic and diluted net loss per share applicable to common stockholders was the same for all periods presented.

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

In June 2014, the FASB issued amended guidance, ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which is applicable to revenue recognition that will now be effective for the Company for the year ending December 31, 2018, as a result of the deferral of the effective date adopted by the FASB in July 2015. The new guidance must be adopted using either a full retrospective approach for all periods presented or a modified retrospective approach. Early adoption prior to the original adoption date of ASU 2014-09 is not permitted. The new guidance applies a more principles-based approach to revenue recognition. The Company adopted ASU 2014-09 on January 1, 2018 using the modified retrospective method for all contracts not completed as of the date of adoption. For contracts that were modified before the effective date, the Company reflected the aggregate effect of all modifications when identifying performance obligations and allocating transaction price, which did not have a material effect on the adjustment to accumulated deficit. The reported results for 2018 reflect the application of ASU 2014-09 guidance while the reported results for 2017 were prepared under the guidance of ASC 605, Revenue Recognition. The adoption of ASC

606 on January 1, 2018 resulted in a $0.1 million adjustment to the opening accumulated deficit as of January 1, 2018 due to higher revenue recognition for a Co-Development Agreement under ASC 606.

Accounting Standards Issued, Not Adopted

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) in order to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous generally accepted accounting principles. ASU 2016-02 requires a lessee to recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term on the balance sheet. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 (including interim periods within those periods) and early adoption is permitted. In August 2018, the FASB issued ASU 2018-11, Targeted Improvements to ASC 842, which provides a new transition option in which an entity initially applies ASU 2016-02 at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Prior period comparative balances will not be adjusted. The Company will use the new transition option and will be also utilizing the package of practical expedients that allows it to not reassess: (1) whether any expired or existing contracts are or contain leases, (2) lease classification for any expired or existing leases, and (3) initial direct costs for any existing leases. The Company will also use the short-term lease exception for leases with a term of twelve months or less. Additionally, the Company will use the practical expedient that allows us to treat each separate lease component of a contract and its associated non-lease components as a single lease component. The Company has identified approximately ten leasing arrangements in which it is a lessee and estimates the impact on the consolidated balance sheet to be approximately $4.8 million to $5.6 million. The Company is continuing to evaluate the incremental borrowing rate used in the preliminary estimate and the final amount record could differ immaterially from this range. There will be no adjustment recognized through retained earnings as a result of adoption. The Company will adopt ASU 2016-02 effective January 1, 2019, and is continuing to evaluate the impact of adoption on these consolidated financial statements.

In June 2018, the FASB issued ASU No. 2018-07, Compensation-Stock Compensation: Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”), which expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. This amendment applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The Company will adopt ASU 2018-18, effective as of January 1, 2019.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (“ASU 2018-13”), which eliminates, adds and modifies certain disclosure requirements for fair value measurements. The amendment is effective for interim and annual reporting periods beginning after December 15, 2019.

In November 2018, the FASB issued ASU No. 2018-18, Collaborative Arrangements (“ASU 2018-18”), which clarifies the interaction between ASC 808, Collaborative Arrangements and ASC 606, Revenue from Contracts with Customers. Certain transactions between participants in a collaborative arrangement should be accounted for under ASC 606 when the counterparty is a customer. In addition, ASU 2018-18 precludes an entity from presenting consideration from a transaction in a collaborative arrangement as revenue if the counterparty is not a customer for that transaction. ASU 2018-18 should be applied retrospectively to the date of initial application of ASC 606. This guidance is effective for interim and fiscal periods beginning after December 15, 2019.

3. Fair Value Measurements

The Company measures the following financial assets at fair value on a recurring basis. There were no transfers between levels of the fair value hierarchy during any of the periods presented. The following tables set forth the Company’s financial assets and liabilities carried at fair value categorized using the lowest level of input applicable to each financial instrument as of December 31, 2018 and 2017 (in thousands):

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Balance at	Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2018	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash	$6,868	$6,868	$—	$—
Money market funds	43,937	43,937	—	—
Restricted cash	180	180	—	—
	$50,985	$50,985	$—	$—

Liabilities:
Derivative liability	$2,142	$—	$—	$2,142
	$2,142	$—	$—	$2,142

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Balance at	Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2017	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash	$3,463	$3,463	$—	$—
Money market funds	38,336	38,336	—	—
Restricted cash	260	260	—	—
	$42,059	$42,059	$—	$—

Liabilities:
Derivative liability	$2,238	$—	$—	$2,238
	$2,238	$—	$—	$2,238

The Company’s Term Loan Agreement with CRG (Note 6) contains certain provisions that change the underlying cash flows of the debt instrument, including an interest-only period dependent on the achievement of receiving 510(k) clearance for the marketing of T2Bacteria by the FDA by a certain date (the “Approval Milestone”), which originally was April 30, 2018, and acceleration of the obligations under the Term Loan Agreement under an event of default. In addition, under certain circumstances, a default interest rate of an additional 4.0% per annum will apply at the election of CRG on all outstanding obligations during the occurrence and continuance of an event of default. The Company concluded that these features are not clearly and closely related to the host instrument, and represent a single compound derivative that is required to be re-measured at fair value on a quarterly basis.

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

In March 2018, the Term Loan Agreement was amended to extend the Approval Milestone to June 30, 2018, which was achieved in May 2018, the additional $10.0 million funding through September 27, 2018, and reduce the fiscal year 2018 product revenue target to $7.0 million. The fair value of the derivative at December 31, 2018 is $2.1 million. The estimated fair value of the derivative was determined using a probability-weighted discounted cash flow model that includes contingent interest payments under the following scenarios: 4% contingent interest beginning in 2020 (70%) and 4% contingent interest beginning in 2021 (30%). Should the Company’s assessment of these probabilities change, including amendments of certain revenue targets, there could be a change to the fair value of the derivative liability.

The following table provides a roll-forward of the fair value of the derivative liability (in thousands):

Balance at December 31, 2017	$2,238
Change in fair value of derivative liability, recorded as interest expense	(96)
Balance at December 31, 2018	$2,142

4. Restricted Cash

The Company is required to maintain a security deposit for its operating lease agreement for the duration of the lease agreement and for its credit cards as long as they are in place. At December 31, 2018 and December 31, 2017, the Company had certificates of deposit for $180,000 and $260,000, respectively, which represented collateral as security deposits for its operating lease agreement for its facility and its credit cards. The $80,000 change is classified as unrestricted cash at December 31, 2018.

5. Supplemental Balance Sheet Information

Property and Equipment

Property and equipment consists of the following (in thousands)

	Estimated Useful	December 31,	December 31,
	Life (Years)	2018	2017
Office and computer equipment	3	$409	$409
Software	3	751	743
Laboratory equipment	5	4,636	4,224
Furniture	5-7	200	200
Manufacturing equipment	5	695	910
Manufacturing tooling and molds	0.5	255	255
T2-owned instruments and components	5	6,796	7,370
Leasehold improvements	Lesser of useful life or lease term	3,437	3,437
Construction in progress	n/a	1,443	1,591
		18,622	19,139
Less accumulated depreciation and amortization		(11,307)	(9,124)
Property and equipment, net		$7,315	$10,015

Construction in progress is primarily comprised of equipment that has not been placed in service. T2-owned instruments and components is comprised of raw materials and work-in-process inventory that are expected to be used or used to produce T2-owned instruments, based on the Company’s business model and forecast, and completed instruments that will be used for internal research and development, clinical studies or reagent rental agreements with customers. Included within property and equipment, net, are assets under capital leases. At December 31, 2018, there were $0.3 million of raw materials and work-in-process inventory in T2-owned instruments and components compared to $0.5 million at December 31, 2017. Completed T2-owned instruments are placed in service once installation procedures are completed and are depreciated over five years. Depreciation expense for T2-owned instruments placed at customer sites pursuant to reagent rental agreements is recorded as a component of cost of product revenue and totaled $1.0 million for each of the years ended December 31, 2018 and December 31, 2017. Depreciation expense for T2-owned instruments used for internal research and development is recorded as a component of research and development expense.

Depreciation and amortization expense of $2.4 million, $2.9 million and $2.3 million was charged to operations for the years ended December 31, 2018, 2017 and 2016, respectively.

Total property and equipment, gross, included $3.6 million and $4.3 million for property and equipment recorded under capital leases as of December 31, 2018 and 2017, respectively. Accumulated depreciation and amortization included $2.6 million and $1.8 million for property and equipment recorded under capital leases as of December 31, 2018 and 2017, respectively.

During the fourth quarter of 2017, the Company received communication from the FDA that suggested the approval timeline for T2Bacteria would be longer than the Company initially anticipated.  The Company assessed the recoverability of T2-owned instruments based on delayed T2Bacteria cash flows and recorded an impairment charge of $2.6 million, related to T2-owned instruments and components.  The fair value used in the impairment calculation was based on the best estimated selling price of the underlying T2-owned instruments, less the estimated cost to sell the instruments. During the year-ended December 31, 2018, the Company recorded a $0.7 million impairment charge, in the cost of product revenue.  The impairment charge related to manufacturing equipment for the Candida 1.0 cartridge, which was replaced by the Candida 1.1 cartridge, and version 1.0 T2-owned instruments, which will not be utilized by the Company going forward.

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	December 31,	December 31,
	2018	2017
Accrued payroll and compensation	$2,940	$2,793
Accrued research and development expenses	359	818
Accrued professional services	576	1,018
Other accrued expenses	2,198	1,589
Total accrued expenses and other current liabilities	$6,073	$6,218

At December 31, 2018 and December 31, 2017, the Company classified $1.4 million and $0.6 million, respectively, related to a fee associated with the Company’s Term Loan Agreement (Note 6), as other accrued expenses in the table above to match the current classification of the associated debt.

6. Notes Payable

Future principal payments on the notes payable as of December 31, 2018 are as follows (in thousands):

Year ended December 31,
2019	$47,362
2020	-
2021	-
2022	-
2023	-
Total before unamortized discount and issuance costs	47,362
Less: paid-in-kind interest	(3,170)
Less: unamortized discount and issuance costs	(1,819)
Total notes payable	$42,373

The Term Loan Agreement with CRG is classified as a current liability on the balance sheet at December 31, 2018, based on the Company’s consideration of the probability of violating a minimum liquidity covenant included in the Term Loan Agreement. The Term Loan Agreement includes a subjective acceleration clause whereby an event of default, including a material adverse change in the business, operations, or conditions (financial or otherwise), could result in the acceleration of the obligations under the Term Loan Agreement. The contractual terms of the agreement require principal payments of $23.2 million, and $23.2 million during the years ended December 31, 2021 and 2022, respectively.

Term Loan Agreement

In December 2016, the Company entered into a Term Loan Agreement (the “Term Loan Agreement”) with CRG. The Company borrowed $40.0 million pursuant to the Term Loan Agreement and could borrow up to an additional $10.0 million at any time through and including July 27, 2018, provided that, among other conditions, the Company receives 510(k) clearance for the marketing of T2BacteriaTM by the U.S. Food and Drug Administration (“FDA”) by a certain date (the “Approval Milestone”), which was originally April 30, 2018. The Term Loan Agreement has a six-year term with three years (through December 30, 2019) of interest-only payments, which period shall be extended to four years (through December 30, 2020) if the Company achieves the Approval Milestone, after which quarterly principal and interest payments will be due through the December 30, 2022 maturity date. Interest on the amounts borrowed under the Term Loan Agreement accrues at an annual fixed rate of (a) prior to the Approval Milestone, 12.50%, 4.0% of which may be deferred during the interest-only period by adding such amount to the aggregate principal loan amount and (b) following the Approval Milestone, 11.50%, 3.5% of which may be deferred during the interest-only period by adding such amount to the aggregate principal loan amount. In addition, if the Company achieves certain financial performance metrics, the loan will convert to interest-only until the December 30, 2022 maturity, at which time all unpaid principal and accrued unpaid interest will be due and payable. The Company is required to pay CRG a financing fee based on the loan principal amount drawn. The Company is also required to pay a final payment fee of 8% of the principal outstanding upon repayment. The Company is accruing the final payment fee as interest expense and it is included as a current liability on the balance sheet at December 31, 2018 and 2017.

The Company may prepay all or a portion of the outstanding principal and accrued unpaid interest under the Term Loan Agreement at any time upon prior notice subject to a certain prepayment fee during the first five years of the term and no prepayment fee thereafter. As security for its obligations under the Term Loan Agreement the Company entered into a security agreement with CRG whereby the Company granted a lien on substantially all of its assets, including intellectual property. The Term Loan Agreement also contains customary affirmative and negative covenants for a credit facility of this size and type, including a requirement to maintain a minimum cash balance. The Term Loan Agreement also requires the Company to achieve certain revenue targets, whereby the Company is required to pay double the amount of any shortfall as an acceleration of principal payments. On December 18, 2017, the Term Loan Agreement was amended and the 2017 minimum revenue target was reduced to $3.0 million from $5.0 million. In March 2018, the Term Loan Agreement was amended to extend the Approval Milestone to June 30, 2018, extend the additional $10.0 million funding through September 27, 2018 and reduce the fiscal year 2018 product revenue target to $7.0 million. In May 2018, the Company achieved the Approval Milestone by obtaining market clearance from the U.S. Food and Drug Administration (“FDA”) for T2Bacteria. In March 2019, the Term Loan Agreement was amended to reduce the 2019 minimum revenue target to $9.0 million and delete the 2018 revenue covenant.  In exchange for the amendment, the Company agreed to reset the strike price of the warrants, issued in connection with the Term Loan Agreement, from $8.06 per share to $4.35 per share. The Term Loan Agreement includes a subjective acceleration clause whereby an event of default, including a material adverse change in the business, operations, or conditions (financial or otherwise), could result in the acceleration of the obligations under the Term Loan Agreement. Under certain circumstances, a default interest rate of an additional 4.0% per annum will apply at the election of CRG on all outstanding obligations during the occurrence and continuance of an event of default. CRG has not exercised its right under this clause, as there have been no such events. The Company believes the likelihood of CRG exercising this right is remote.

The Company assessed the terms and features of the Term Loan Agreement, including the interest-only period dependent on the achievement of the Approval Milestone and the acceleration of the obligations under the Term Loan Agreement under an event of default, of the

Term Loan Agreement in order to identify any potential embedded features that would require bifurcation. In addition, under certain circumstances, a default interest rate of an additional 4.0% per annum will apply at the election of CRG on all outstanding obligations during the occurrence and continuance of an event of default, The Company concluded that the features of the Term Loan Agreement are not clearly and closely related to the host instrument, and represent a single compound derivative that is required to be re-measured at fair value on a quarterly basis.

During the fourth quarter of 2017, the Company received communication from the FDA that suggested the approval timeline of T2Bacteria would be longer than the Company initially anticipated. The delay resulted in an increase in the probability of not achieving the Approval Milestone by April 30, 2018, as well an increase in the probability of the payment of contingent interest in future periods, based on the contractual payments requirements that exist as of December 31, 2017. At December 31, 2017, the Company recorded a derivative liability related to the Company’s Term Loan Agreement with CRG of $2.2 million. The fair value of the derivative at December 31, 2018 is $2.1 million. The Company classified the derivative liability as accrued expenses and other current liabilities on the balance sheet at December 31, 2018 and 2017 to match the classification of the related Term Loan Agreement.

In December 2016, pursuant to the Term Loan Agreement, the Company made an initial draw of $39.2 million, net of financing fees. The Company used approximately $28.0 million of the initial proceeds to repay approximately $28.0 million of outstanding debt. Upon the repayment of all amounts owed by the Company related to debt outstanding prior to the Term Loan Agreement, all commitments related to prior debt terminated and all security interests granted by the Company were released.

In connection with the Term Loan Agreement entered into in December 2016, the Company issued to CRG warrants to purchase a total of 528,958 shares of the Company’s common stock. The warrants are exercisable any time prior to December 30, 2026 at a price of $4.35 per share, with typical provisions for termination upon a change of control or sale of all or substantially all of our assets.  The strike price was reduced, by a March 2019 amendment, from an original strike price of $8.06 per share. The warrants are classified within shareholders’ equity, and the proceeds were allocated between the debt and warrants based on their relative fair value.  The fair value of the warrants at December 30, 2016 was $1.8 million.

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

In April 2016 and June 2016, the Company completed the first two draws under the Credit Facility of $2.1 million and $2.5 million, respectively. The Company will make monthly payments of $67,000 under the first draw and $79,000 under the second draw. The borrowings under the Credit Facility are treated as capital leases and are included in property and equipment on the balance sheet. The amortization of the assets conveyed under the Credit Facility is included as a component of depreciation expense.

7. Stockholders’ Equity

Common Stock

Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the board of directors, subject to the prior rights of holders of all classes of stock outstanding. The Company authorized 200,000,000 shares of common stock, $0.001 par value per share, of which 44,175,441 and 35,948,900 were outstanding as of December 31, 2018 and 2017, respectively. As of December 31, 2018, a total of 4,241,833 shares, 1,254,924 shares, and 528,958 shares of common stock were reserved for issuance upon (i) the exercise of outstanding stock options, (ii) the issuance of stock awards, and (iii) the exercise of warrants, respectively, under the Company’s 2014 Incentive Award Plan, Inducement Award Plan, and 2014 Employee Stock Purchase Plan.

Private Investment in Public Equity Financing

On September 21, 2016, Canon U.S.A., Inc. (“Canon”) became a related party when the Company sold 6,055,341 shares of its common stock (the “Canon Shares”) to Canon at $6.56 per share, the closing price on this date, for an aggregate cash purchase price of $39.7 million. As of September 21, 2016, the Canon Shares represented 19.9% of the outstanding shares of common stock of the Company.  In connection with the sales of the Canon Shares, the Company agreed to grant Canon certain board designation rights, including the right to initially appoint a Class I director to the Company’s board of directors. On March 20, 2017, the Company filed with the SEC a registration statement on Form S-3 for purposes of registering the resale of the Canon Shares with the SEC.

Public Offering

On September 15, 2017, the Company sold 5,031,250 shares of its common stock in a public offering at $4.00 per share, for an aggregate gross cash purchase price of $20.1 million, resulting in net proceeds of $18.8 million after underwriters discount and expenses.

On June 4, 2018, the Company sold 7,015,000 shares of its common stock in a public offering at $7.50 per share, for an aggregate gross cash purchase price of $52.6 million, resulting in net proceeds of $49.2 million after underwriters discount and expenses.

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

The number of shares reserved for future issuance under the 2014 Plan is the sum of (1) 823,529, (2) any shares that were granted under the 2006 Plan which are forfeited, lapse unexercised or are settled in cash subsequent to the effective date of the 2014 Plan and (3) an annual increase on the first day of each calendar year beginning January 1, 2015 and ending on January 1, 2024, equal to the lesser of (A) 4% of the shares outstanding on the final day of the immediately preceding calendar year and (B) such smaller number of shares determined by the Board of Directors. As of December 31, 2018, there were 693,605 shares available for future grant under the Stock Incentive Plans.

Inducement Award Plan

The Company’s Amended and Restated Inducement Award Plan (“Inducement Plan”), which was adopted in March 2018 and amended and restated in February 2019, provides for the granting of equity awards to new employees, which includes options, restricted stock awards, restricted stock units, performance awards, dividend equivalent awards, stock payment awards and stock appreciation rights. The aggregate number of shares of common stock which may be issued or transferred pursuant to awards under the Inducement Plan is 1,625,000 shares. Any awards that forfeit, expire, lapse, or are settled for cash without the delivery of shares to the holder are available for the grant of an award under the Inducement Plan. Any shares repurchased by or surrendered to the Company that are returned shall be available for grant of an award under the Inducement Plan. The payment of dividend equivalents in cash in conjunction with any outstanding award shall not be counted against the shares available for issuance under the Inducement Plan. As of December 31, 2018, there were 193,750 shares available for future grant under the Inducement Plan.

Stock Options

During the years ended December 31, 2018, 2017, and 2016, the Company granted options with an aggregate fair value of $5.8 million, $2.7 million, and $7.0 million, respectively, which are being amortized into compensation expense over the vesting period of the options as the services are being provided.

The following is a summary of option activity under the Stock Incentive Plans and Inducement Plan (in thousands, except share and per share amounts):

			Weighted-Average
		Weighted-Average	Remaining
	Number of	Exercise Price Per	Contractual Term	Aggregate Intrinsic
	Shares	Share	(In years)	Value
Outstanding at December 31, 2017	3,785,083	$7.31	6.88	$1,989
Granted	1,628,000	5.64
Exercised	(423,185)	3.72		1,404
Forfeited	(629,789)	6.47
Canceled	(118,276)	13.36
Outstanding at December 31, 2018	4,241,833	6.98	7.02	471
Exercisable at December 31, 2018	2,425,863	7.78	5.59	469
Vested or expected to vest at December 31, 2018	3,830,034	$7.12	6.79	$470

Included in the stock options outstanding at December 31, 2017 are 106,066 performance based options, which were forfeited during the year-ended December 31, 2018 as the performance conditions were not achieved.

The weighted‑average fair values of options granted in the years ended December 31, 2018, 2017, and 2016 were $3.54, $2.95, and $4.68 per share, respectively, and were calculated using the following estimated assumptions:

	Year ended
	December 31,
	2018	2017	2016
Weighted-average risk-free interest rate	2.67%	1.99%	1.42%
Expected dividend yield	0.00%	0.00%	0.00%
Expected volatility	68%	60%	61%
Expected terms	6.0 years	6.0 years	6.0 years

The total fair values of stock options that vested during the years ended December 31, 2018, 2017, and 2016 were $3.0 million, $3.5 million, and $4.9 million, respectively.

As of December 31, 2018, there was $6.2 million of total unrecognized compensation cost related to non‑vested stock options granted under the Stock Incentive Plans. Total unrecognized compensation cost will be adjusted for future changes in the estimated forfeiture rate. The Company expects to recognize that cost over a remaining weighted‑average period of 2.8 years as of December 31, 2018.

Restricted Stock Units

During the year ended December 31, 2018, the Company awarded shares of restricted stock units to certain employees at no cost to them, which cannot be sold, assigned, transferred or pledged during the restriction period. The restricted stock units vest through the passage of time, assuming continued employment. Restricted stock units are not included in issued and outstanding common stock until the shares are vested and released. During the year ended December 31, 2018, 73,172 restricted stock units vested but were not reflected as outstanding shares at December 31, 2018 due to a deferred release date. The fair value of the award at the time of the grant is expensed on a straight line basis. The granted restricted stock units had an aggregate fair value of $6.8 million, which are being amortized into compensation expense over the vesting period of the restricted stock units as the services are being provided.

Included in the restricted stock units granted during the year ended December 31, 2018 are 1,224,090 restricted stock units with market conditions, which vest upon the achievement of stock price targets. The compensation cost for restricted stock units with market conditions is being recorded over the derived service period and was $4.5 million for the year ended December 31, 2018. During the year ended December 31, 2018, 294,775 restricted stock units with market conditions vested upon achievement of a stock price target causing acceleration of the remaining expense for these units.

The following is a summary of restricted stock unit activity under the 2014 Plan (in thousands, except share and per share amounts):

		Weighted-Average
	Number of	Grant Date Fair
	Shares	Value
Nonvested at December 31, 2017	606,497	$5.23
Granted	1,316,190	5.17
Vested	(647,594)	5.41
Forfeited	(76,459)	5.64
Canceled	—	—
Nonvested at December 31, 2018	1,198,634	$5.04

During the year ended December 31, 2018, 647,594 restricted stock units vested and 14,803 shares were withheld to cover employee tax. Included in the issuance of common stock from vesting of restricted stock, exercise of stock options and employee stock purchase plan on the Consolidated Statements of Stockholders’ Equity, for the year ended December 31, 2018, are 55,414 shares issued to certain members of senior management in lieu of a 2017 cash bonus. The Company recorded the difference between the 2017 bonus expense and the fair value of the shares issued, on the date of issuance, as stock compensation expense in the year ended December 31, 2018.

As of December 31, 2018, there was $2.4 million of total unrecognized compensation cost related to non‑vested restricted stock units granted under the 2014 Plan. Total unrecognized compensation cost will be adjusted for future changes in the estimated forfeiture rate. The Company expects to recognize that cost over a remaining weighted‑average period of 0.6 years as of December 31, 2018.

Employee Stock Purchase Plan

The 2014 Employee Stock Purchase Plan (the “2014 ESPP”) period is semi-annual and allows participants to purchase the Company’s common stock at 85% of the lower of (i) the market value per share of common stock on the first day of the offering period or (ii) the market value per share of the common stock on the purchase date. Each participant can purchase up to a maximum of $25,000 per calendar year in fair market value. The first plan period began on August 7, 2014. Stock-based compensation expense from the 2014 ESPP for the years ended December 31, 2018, 2017 and 2016 was approximately $0.4 million, $0.2 million and $0.3 million, respectively.

The fair value of the purchase rights granted under this plan was estimated on the date of grant and uses the following weighted-average assumptions, which were derived in a manner similar to those discussed in Note 2 relative to stock options:

	Year ended
	December 31,
	2018	2017	2016
Weighted-average risk-free interest rate	2.24%	1.03%	0.50%
Expected dividend yield	0.00%	0.00%	0.00%
Expected volatility	70%	68%	67%
Expected terms	0.5 years	0.5 years	0.5 years

The 2014 ESPP provides initially for the granting of up to 220,588 shares of the Company’s common stock to eligible employees. In addition, on the first day of each calendar year beginning January 1, 2015 and ending on January 1, 2024, the number of common shares available under the 2014 ESPP shall be increased by the number of shares equal to the lesser of (1) 1% of the common shares outstanding on the final day of the immediately preceding calendar year and (2) such smaller number of common shares as determined by the Board of Directors. At December 31, 2018, there were 367,569 shares available under the 2014 ESPP.

Stock‑Based Compensation Expense

The following table summarizes the stock-based compensation expense for stock options granted to employees and non-employees, as well as stock-compensation expense for the 2014 ESPP that was recorded in the Company’s results of operations for the years presented (in thousands):

	Year ended
	December 31,
	2018	2017	2016
Cost of product revenue	$803	$125	$123
Research and development	1,603	1,384	1,127
Selling, general and administrative	7,362	3,196	3,480
Total stock-based compensation expense	$9,768	$4,705	$4,730

For the years ended December 31, 2018 and December 31, 2017, $0.1 million and $0.1 million of stock-based compensation expense was capitalized, respectively, as part of inventory or T2-owned instruments and components.

9. Warrants

In connection with the Term Loan Agreement entered into in December 2016, the Company issued to CRG warrants to purchase a total of 528,958 shares of the Company’s common stock. The warrants are exercisable any time prior to December 30, 2026 at a price of $4.35 per share, which was amended in March 2019 from an original price of $8.06 per share, with typical provisions for termination upon a change of control or a sale of all or substantially all of the assets of the Company. The warrants are classified within stockholders’ equity, and the proceeds were allocated between the debt and warrants based on their relative fair value.  The fair value of the warrants was determined by the Black‑Scholes‑Merton option pricing model. The fair value of the warrants at date of issuance was $1.8 million.

10. Net Loss Per Share

The following table presents the calculation of basic and diluted net loss per share applicable to common stockholders (in thousands, except share and per share data):

	Year ended
	December 31,
	2018	2017	2016
Numerator:
Net loss	$(51,153)	$(62,428)	$(54,804)
Denominator:
Weighted-average number of common shares outstanding — basic and diluted	40,558,826	32,131,512	26,015,751
Net loss per share applicable to common stockholders — basic and diluted	$(1.26)	$(1.94)	$(2.11)

The following shares were excluded from the calculation of diluted net loss per share applicable to common stockholders, prior to the application of the treasury stock method, because their effect would have been anti‑dilutive for the periods presented:

	Year ended
	December 31,
	2018	2017	2016
Options to purchase common shares	4,241,833	3,785,083	4,042,627
Restricted stock units	1,198,634	606,497	272,195
Warrants to purchase common stock	528,958	528,958	528,958
Total	5,969,425	4,920,538	4,843,780

11. Income Taxes

The reconciliation of the U.S. federal statutory rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2018	2017	2016
Tax at statutory rates	21.0%	35.0%	35.0%
State income taxes	3.6	6.5	5.2
Permanent differences	(0.6)	(2.5)	(1.2)
Research and development credits	1.0	1.5	1.3
US tax rate change	—	(52.7)	—
Change in valuation allowance	(25.0)	12.2	(40.3)
Effective tax rate	0.0%	0.0%	0.0%

The significant components of the Company’s deferred tax asset consist of the following at December 31, 2018 and 2017 (in thousands):

	December 31,
	2018	2017
Deferred tax assets:
Net operating loss carryforwards	$73,612	$62,670
Tax credits	7,603	6,924
Other temporary differences	3,156	2,723
Start-up expenditures	3,026	3,214
Stock option expenses	3,130	2,127
Total deferred tax assets	90,527	77,658
Deferred tax asset valuation allowance	(90,361)	(77,546)
Net deferred tax assets	166	112
Deferred tax liabilities:
Prepaid expenses	(166)	(112)
Net deferred taxes	$—	$—

The Tax Cuts and Jobs Act was enacted in the United States on December 22, 2017.  The Act reduces the US federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, and creates new taxes on certain foreign sourced earnings.  In December 2017, the SEC issued SAB 118, which directs taxpayers to consider the impact of the U.S. legislation as “provisional” when it does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the change in tax law.  As of December 31, 2018, we recognized a provisional amount of $0 for the transition tax.

We re-measured certain deferred tax assets and liabilities based on the rates at which they are anticipated to reverse in the future, which is generally 21%. The provisional amount recorded related to the re-measurement of our deferred tax balance was a tax expense of $32.9 million which was offset by an adjustment to the valuation allowance against our deferred taxes of $32.9 million. There have been no changes to the provisional amounts recorded for the transition tax and the deferred tax revaluation and we consider the accounting related to the Act to be final.

In 2018 and 2017, the Company did not record a benefit for income taxes related to its operating losses incurred. ASC 740 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based upon the level of historical U.S. losses and future projections over the period in which the net deferred tax assets are deductible, at this time, management believes it is more likely than not that the Company will not realize the benefits of these deductible differences, and as a result the Company continues to maintain a valuation allowance for the full amount of the 2018 deferred tax assets. The valuation allowance increased by $12.8 million, decreased $6.4 million and increased by $22.1 million for the years ended December 31, 2018, 2017 and 2016, respectively. The increase in the 2018 valuation allowance is primarily attributable to the current year loss. The decrease in 2017 was primarily attributable to the corporate tax reform enacted in 2017 and the increase in 2016 was primarily attributable to the loss incurred for the year.

As of December 31, 2018, the Company had federal and state net operating losses of $274.4 million and $262.3 million, respectively, which are available to offset future taxable income, if any, of which $228.2 million of Federal and $258.0 million of state carry forwards will expire in varying amounts through 2037 and 2038, respectively. Additionally, $46.2 million of Federal net operating loss carry forwards will carryforward indefinitely, subject to annual taxable income limitations in the year of utilization. The Company also had federal and state research and development tax credits of $4.9 million and $3.4 million, respectively, which expire at various dates through 2038 for federal purposes and 2033 for state purposes. Under the provisions of the Internal Revenue Code, the net operating loss and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. Net operating loss and tax credit carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant stockholders over a three-year period in excess of 50%, as defined under Sections 382 and 383 of the Internal Revenue Code, respectively, as well as similar state provisions. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on the value of the Company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. The Company has completed several financings since its inception which may have resulted in a change in control as defined by Sections 382 and 383 of the Internal Revenue Code, or could result in a change in control in the future. The Company has not conducted an assessment to determine whether there may have been a Section 382 or 383 ownership change.

The Company has no unrecognized tax benefits. Interest and penalty charges, if any, related to uncertain tax positions would be classified as income tax expenses in the accompanying consolidated statements of operations. At December 31, 2018 and 2017, the Company had no accrued interest or penalties related to uncertain tax positions.

The Company files income tax returns in the U.S. federal tax jurisdiction and various state jurisdictions. Since the Company is in a loss carryforward position, the Company is generally subject to examination by the U.S. federal, state and local income tax authorities for all tax years in which a loss carryforward is available. The Company does not have any international operations as of December 31, 2018. The statute of limitations for assessment by federal and state tax jurisdictions in which the Company has business operations is open for tax years ending December 31, 2015 and after.  The tax years under examination vary by jurisdiction.

12. Commitments and Contingencies

Operating Leases

In August 2010, the Company entered into a five-year, non-cancelable operating lease for office and laboratory space at its headquarters in Lexington, MA. The lease commenced on January 1, 2011, with the Company providing a security deposit of $400,000. In accordance with the operating lease agreement, the Company reduced its security deposit to $180,000 in January 2018, which is recorded as restricted cash in the consolidated balance sheets. In July 2014, the Company entered into an amendment to expand the office and laboratory space leased. In May 2015, the Company entered into an amendment to extend the term from December 31, 2015 to December 31, 2017. In March 2017, the Company entered into an amendment to extend the term from December 31, 2017 to December 31, 2021. The rent expense, inclusive of the escalating rent payments, is recognized on a straight-line basis over the lease term.

In May 2013, the Company entered into a two-year operating lease for additional office, laboratory and manufacturing space in Wilmington, MA. The Company entered into an amendment in September 2015 to extend this lease term through December 31, 2017. In August 2017, the Company entered into an amendment to extend the term from December 31, 2017 to December 31, 2018. In August 2018, the Company entered into an amendment to extend the term from December 31, 2018 to December 31, 2020.

In November 2014, the Company entered into an agreement to rent additional office space in Lexington, MA. The term of the agreement is two years, commencing December 2014. In April 2015, the Company entered into an amendment to extend the term of this agreement. The amendment extends the agreement term from December 31, 2016 to December 31, 2017. In connection with this agreement, the Company paid a security deposit totaling $50,000, which is recorded as a component of other assets in the consolidated balance sheets. In May 2015, the Company entered into an amendment to expand existing manufacturing facilities in Lexington, MA. The lease amendment term is June 1, 2015 to December 31, 2017. In September 2017, the Company entered into an amendment to extend the term from December 31, 2017 to December 31, 2021.

In November 2014, the Company entered into a lease for additional laboratory space in Lexington, MA. The lease term commenced April 1, 2015 and extends for six years. The rent expense, inclusive of the escalating rent payments, is recognized on a straight-line basis over the lease term. As an incentive to enter into the lease, the landlord paid approximately $1.4 million of the $2.2 million space build-out costs. The incentive is recorded as a component of lease incentives on the consolidated balance sheets and is amortized as a reduction in rent expense on a straight-line basis over the term of the lease. In connection with this lease agreement, the Company paid a security deposit of $281,000, which is recorded as a component of, both, prepaid expenses and other current assets and other assets in the consolidated balance sheets.

Future minimum non-cancelable lease payments under the Company’s operating leases as of December 31, 2018 are as follows (in thousands):

Year ending December 31,
2019	$2,225
2020	2,277
2021	1,926
$6,428

Rent expense for the years ended December 31, 2018, 2017, and 2016 was $2.0 million, $1.9 million, and $1.8 million, respectively.

License Agreement

In 2006, the Company entered into a license agreement with a third party, pursuant to which the third party granted the Company an exclusive, worldwide, sublicenseable license under certain patent rights to make, use, import and commercialize products and processes for diagnostic, industrial and research and development purposes. The Company agreed to pay an annual license fee ranging from $5,000 to $25,000 for the royalty‑bearing license to certain patents. For the years ended December 31, 2018, 2017 and 2016, the Company incurred $0, $30,000 and $31,000, respectively, for regulatory milestones, license fees and reimbursed patent costs under the agreement. The Company also issued a total of 84,678 shares of common stock pursuant to the agreement in 2006 and 2007, which were recorded at fair value at the date of issuance. The Company is required to pay royalties on net sales of products and processes that are covered by patent rights licensed under the agreement at a percentage ranging between 0.5% - 3.5%, subject to reductions and offsets in certain circumstances, as well as a royalty on net sales of products that the Company sublicenses at 10% of specified gross revenue. Royalties that became due under this agreement for the years ended December 31, 2018, 2017 and 2016 were immaterial.

13. 401(k) Savings Plan

In March, 2008, the Company established a retirement savings plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers substantially all employees of the Company who meet minimum age and service requirements, and allows participants to defer a portion of their annual compensation on a pretax basis. Company contributions to the 401(k) Plan may be made at the discretion of the board of directors. Company contributions to the 401(k) Plan were $126,000, $190,000 and $237,000 for the years ended December 31, 2018, 2017 and 2016, respectively.

14. Co-Development Agreements

Canon US Life Sciences

On September 21, 2016, Canon became a related party when the Company sold the Canon Shares for an aggregate cash purchase price of $39.7 million, which represented 19.9% of the outstanding shares of common stock of the Company. On February 3, 2015, the Company entered into a Co-Development Partnership Agreement (the “Co-Development Agreement”) with Canon U.S. Life Sciences, Inc. (“Canon US Life Sciences”) to develop a diagnostic test panel to rapidly detect Lyme disease. Under the terms of the Co-Development Agreement, the Company received an upfront payment of $2.0 million from Canon US Life Sciences and the agreement includes an additional $6.5 million of consideration upon achieving certain development and regulatory milestones for total aggregate payments of up to $8.5 million. In October 2015, the Company achieved a specified technical requirement and received $1.5 million related to the achievement of the milestone. In May 2018, the Company achieved the next milestone and received $2.0 million. The Company is eligible to receive an additional $3.0 million under the arrangement, related to the achievement of the final regulatory milestone. All payments under the Co-Development Agreement are non-refundable once received. The Company will retain exclusive worldwide commercialization rights of any products developed under the Co-Development Agreement, including sales, marketing and distribution and Canon US Life Sciences will not receive any commercial right and will be entitled to only receive royalty payments on the sales of all products developed under the Co-Development Agreement. Either party may terminate the Co-Development Agreement upon the occurrence of a material breach by the other party (subject to a cure period).

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

The Company recorded revenue of $1.5 million, $0.3 million and $1.8 million for the years ended December 31, 2018, 2017, and 2016, respectively, under the Co-Development Agreement, and expects to record revenue over the next 13 months, provided development and regulatory milestones are achieved.

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

Under the terms of the Allergan Agreement, the Company received an upfront payment of $2.0 million from Allergan Sales and received additional milestone payments upon achieving certain developmental milestones for total aggregate payments of up to $4.0 million.  All payments under the Allergan Agreement are non-refundable once received. The Company will retain exclusive worldwide commercialization rights of any products developed under the Allergan Agreement, including distribution, subject to Allergan Sales’ right to co-market the Developed Products. Allergan Sales, at its election, may co-market T2Candida, T2Bacteria and the Developed Products worldwide to certain agreed-upon customers and will receive royalty based on its sales for a period of time.

The Company evaluated the promised goods and services under the Allergan Agreement and determined that the Allergan Agreement included two performance obligations, the research and development services for the T2Bacteria II Panel and the research and development services for the T2GNR Panel. The Company uses the input method by allocating and recognizing revenue over time based on the total full-time equivalent effort incurred to date as a percentage of total full-time equivalent time expected, limited to payments earned. Costs incurred to deliver the services under the Allergan Agreement are recorded as research and development expense in the consolidated financial statements. In October 2018, the Company achieved the final developmental milestone under the Allergan Agreement.

The Company recorded revenue of $3.1 million and $0.9 million during the years ended December 31, 2018 and 2017, respectively, under the Allergan Agreement. The adoption of ASC 606 on January 1, 2018 resulted in a $0.1 million adjustment to the opening accumulated deficit as of January 1, 2018 due to higher revenue recognition for the Allergan Agreement under ASC 606. The Company did not record revenue during the year ended December 31, 2016 under the Allergan Agreement.

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

Under this cost-sharing agreement, the Company may be reimbursed up to $1.1 million, with the possibility of up to an additional $0.9 million based on the achievement of certain project milestones.  In January 2019, the Company was awarded the $0.9 million reimbursement option.

The Company recorded revenue of $1.1 million for the year ended December 31, 2018 under the CARB-X Agreement. The Company expects to record revenue over the next year, based upon cost-sharing and the achievement of certain project milestones.

15. Quarterly Financial Data (unaudited)

	Year ended December 31, 2018
	(In thousands, except per share data)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue:
Product revenue	$1,048	$1,220	$1,218	$1,319
Research revenue	1,263	2,711	1,248	473
Total revenue	$2,311	$3,931	$2,466	$1,792
Costs and expenses:
Cost of product revenue	3,273	3,458	3,042	5,631
Research and development	4,718	3,749	2,725	3,297
Selling, general and administrative	5,755	7,611	5,873	6,458
Total costs and expenses	13,746	14,818	11,640	15,386
Loss from operations	$(11,435)	$(10,887)	$(9,174)	$(13,594)
Net loss	$(12,913)	$(12,324)	$(10,767)	$(15,149)
Per share data:
Net loss per common share—basic and diluted	$(0.36)	$(0.32)	$(0.25)	$(0.34)

	Year ended December 31, 2017
	(In thousands, except per share data)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue:
Product revenue	$631	$735	$739	$1,335
Research revenue	310	221	369	326
Total revenue	$941	$956	$1,108	$1,661
Costs and expenses:
Cost of product revenue	1,627	1,989	2,106	6,306
Research and development	6,585	7,112	5,880	4,156
Selling, general and administrative	5,874	5,759	5,559	5,565
Total costs and expenses	14,086	14,860	13,545	16,027
Loss from operations	$(13,145)	$(13,904)	$(12,437)	$(14,366)
Net loss	$(14,703)	$(15,456)	$(14,076)	$(18,193)
Per share data:
Net loss per common share—basic and diluted	$(0.48)	$(0.50)	$(0.45)	$(0.51)

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2018. Based on the evaluation of our disclosure controls and procedures as December, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective as described below in Management’s Annual Report on Internal Control over Financial Reporting.

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

Remediation of Prior Material Weakness

In our December 31, 2017 Annual Report on Internal Control over Financial Reporting, management identified a material weakness in our internal control over financial reporting relating to the accounting for instruments which are classified as either inventory or property and equipment depending on their future use. Specifically, the Company concluded that a deficiency existed in the design and execution of the review control over the accounting of instrument valuation, including the recoverability analyses for the Company’s instruments.  Management determined that its accounting process for the review of these accounts lacked adequate levels of monitoring and review to appropriately identify and correct errors in the calculation in a timely manner.

The control deficiency described above resulted in certain material and immaterial misstatements in the preliminary financial statement accounts that were corrected prior to the issuance of the annual consolidated financial statements. The errors noted were all related to and corrected in the fourth quarter of 2017. The control deficiency created a possibility that a material misstatement to our consolidated financial statements would not be prevented or detected on a timely basis, and therefore we concluded that the deficiency represents a material weakness in our internal control over financial reporting and our internal control over financial reporting for instruments in inventory and fixed assets was not effective as of December 31, 2017.

Throughout 2018, management conducted a remediation plan to address the material weakness noted above. The plan included (i) a robust analysis on our current control environment in order to revamp our existing control processes and procedures, and identify and address any potential gaps, (ii) educating control owners concerning the principles and requirements of each control, and (iii) management conducting a more rigorous review process for the calculation and reporting of instrument valuation, including recoverability analyses related to instruments reporting on the Company’s balance sheet in both inventory and property and equipment.

  Through effective implementation of the Company’s remediation plan, the Company has strengthened its internal control environment and has addressed the material weakness that was identified at December 31, 2017.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control—Integrated Framework (2013). Based on our assessment, the Company concluded that the material weakness has been remediated as of December 31, 2018.

Changes in Internal Control Over Financial Reporting

Except as noted above regarding the implementation of a remediation plan for the material weakness identified in 2017, there have been no changes in our internal control over financial reporting during the year ended December 31, 2018, as such term is defined in Rules 13a-15(f) and

15(d)-15(f) promulgated under the Securities Exchange Act of 1934, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION

On March 13, 2019, we entered into Amendment No. 4 to Term Loan Agreement (the “Fourth Amendment”), with CRG Servicing, as administrative agent and collateral agent (in such capacity, the “Administrative Agent”), and the lenders listed on the signature pages thereto (the “Lenders”) to modify certain terms of the Term Loan Agreement (the “Loan Agreement”) with the Administrative Agent and the Lenders, dated as of December 30, 2016.  Pursuant to the Fourth Amendment, we agreed to reduce the 2019 minimum revenue target to $9.0 million and delete the 2018 revenue covenant.  In exchange for the Fourth Amendment, we agreed to amend each of the warrants issued in connection with the Loan Agreement, resetting the strike price of such warrants from $8.06 per share to $4.35 per share (the “Warrant Amendments”).  In connection with the Warrant Amendments, CRG PARTNERS III (CAYMAN) L.P. will assign the shares it holds under the warrant dated December 30, 2016, as amended, to its affiliates CRG PARTNERS III (CAYMAN) LEV AIV L.P. (“Lev”) and CRG PARTNERS III (CAYMAN) UNLEV AIV 1 L.P. (“Unlev”), and the Company will issue replacement warrants to each of Lev and Unlev (the “Replacement Warrants”).

The foregoing summary is qualified in its entirety by reference to the Loan Amendment, a copy of which is being filed as Exhibit 10.50 to this Form 10-K, the Warrant Amendments, copies of which are being filed as Exhibits 10.51, 10.52, and 10.53 to this Form 10-K, and the Replacement Warrants, copies of which are being filed as Exhibits 10.54 and 10.55 to this Form 10-K

PART III.

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated in this Annual Report by reference from the information under the captions “Board of Directors Information,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in the Proxy Statement to be filed in connection with our 2019 Annual Meeting of Stockholders, or the Proxy Statement.

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

Report of BDO USA LLP, Independent Registered Public Accounting Firm

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2018 and 2017

Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2018, 2017 and 2016

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2018, 2017 and 2016

Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016

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

Amended and Restated 2014 Incentive Award Plan and form of option agreements thereunder (incorporated by reference to Exhibit 10.2 of the Company’s Form 10-K (File No. 001-36571) filed on March 19, 2018)

10.3	#	Non-Employee Director Compensation Program, effective as of February 21, 2019

10.4	#*

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

10.16	*

Stock Purchase Agreement, dated September 21, 2016, by and among Canon U.S.A., Inc. and the Company (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (File No. 001-36571) filed on September 22, 2016)

10.17	*

Voting and Standstill Agreement, dated September 21, 2016, by and among Canon U.S.A., Inc. and the Company (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K (File No. 001-36571) filed on September 22, 2016)

10.18	*

Registration Rights Agreement, dated September 21, 2016, by and among Canon U.S.A., Inc. and the Company (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K (File No. 001-36571) filed on September 22, 2016)

10.19	*†

Co-Development, Collaboration and Co-Marketing Agreement, dated November 1, 2016, by and between the Company and Allergan Sales, LLC (incorporated by reference to Exhibit 10.28 of the Company’s Form 10-K (File No. 001-36571) filed on March 15, 2017)

10.20	*†

Term Loan Agreement, dated December 30, 2016, by and among the Company, CRG Servicing LLC, as administrative and collateral agent, and the lenders from time to time party thereto and the subsidiary guarantors from time to time party thereto (incorporated by reference to Exhibit 10.29 of the Company’s Form 10-K (File No. 001-36571) filed on March 15, 2017)

10.21	*

Security Agreement, dated December 30, 2016, by and among the Company, the other grantors from time to time party thereto and CRG Servicing LLC, as administrative and collateral agent (incorporated by reference to Exhibit 10.30 of the Company’s Form 10-K (File No. 001-36571) filed on March 15, 2017)

10.22	*

Warrant to Purchase Shares of Common Stock of T2 Biosystems, Inc., dated December 30, 2016, by and between the Company and CRG Partners III - Parallel Fund “A” L.P. (incorporated by reference to Exhibit 10.32 of the Company’s Form 10-K (File No. 001-36571) filed on March 15, 2017)

10.23	*

Warrant to Purchase Shares of Common Stock of T2 Biosystems, Inc., dated December 30, 2016, by and between the Company and CRG Partners III L.P. (incorporated by reference to Exhibit 10.33 of the Company’s Form 10-K (File No. 001-36571) filed on March 15, 2017)

10.24	*

Warrant to Purchase Shares of Common Stock of T2 Biosystems, Inc., dated December 30, 2016, by and between the Company and CRG Partners III Parallel Fund “B” (Cayman) L.P. (incorporated by reference to Exhibit 10.34 of the Company’s Form 10-K (File No. 001-36571) filed on March 15, 2017)

10.25	*

Fourth Amendment to Lease, dated March 2, 2017, by and between the Company and King 101 Harwell LLC (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (File No. 001-36571) filed on March 3, 2017)

10.26	*

Amendment No. 1 to Term Loan Agreement, dated March 1, 2017, by and among the Company, CRG Servicing LLC, as administrative and collateral agent, and the lenders party thereto (incorporated by reference to Exhibit 10.3 of the Company’s Form 10-Q (File No. 001-36571) filed on May 8, 2017)

10.27	*

Amendment to Co-Development, Collaboration and Co-Marketing Agreement, by and between the Company and Allergan Sales, LLC, dated June 1, 2017 (incorporated by reference to Exhibit 10.3 of the Company’s Form 10-Q (File No. 001-36571) filed on August 4, 2017)

10.28	*†

Amendment to Supply Agreement, by and between the Company and SMC Ltd., dated August 29, 2017 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (File No. 001-36571) filed on August 29, 2017)

10.29	*

Second Amendment to Supply Agreement, by and between the Company and SMC Ltd., dated December 22, 2017 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (File No. 001-36571) filed on December 27, 2017)

10.30	*

Lease Indenture Agreement, dated September 21, 2017, by and between 91 Hartwell Ave. Trust and the Company (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q (File No. 001-36571) filed on November 3, 2017)

10.31	*#

Employment Offer Letter, dated as of March 7, 2016, by and between the Company and Alex Barclay (incorporated by reference to Exhibit 10.35 of the Company’s Form 10-K (File No. 001-36571) filed on March 19, 2018)

10.32	*#

Change of Control Severance Agreement, dated February 1, 2017, as amended on March 6, 2018, by and between the Company and Alex Barclay (incorporated by reference to Exhibit 10.36 of the Company’s Form 10-K (File No. 001-36571) filed on March 19, 2018)

10.33	*#

Amendment to Change of Control Severance Agreement, by and between the Company and Alex Barclay, dated March 6, 2018 (incorporated by reference to Exhibit 10.37 of the Company’s Form 10-K (File No. 001-36571) filed on March 19, 2018)

10.34	*#

Employment Offer Letter, dated as of January 30, 2018, by and between the Company and John M. Sprague (incorporated by reference to Exhibit 10.38 of the Company’s Form 10-K (File No. 001-36571) filed on March 19, 2018)

10.35	*#

Change of Control Severance Agreement, dated January 30, 2018, by and between the Company and John M. Sprague (incorporated by reference to Exhibit 10.39 of the Company’s Form 10-K (File No. 001-36571) filed on March 19, 2018)

10.36	*

Amendment No. 2 to Commercial Lease, dated as of September 21, 2015, by and between the Company and Columbus Day Realty, Inc. (incorporated by reference to Exhibit 10.40 of the Company’s Form 10-K (File No. 001-36571) filed on March 19, 2018)

10.37	*

Amendment No. 3 to Commercial Lease, dated as of August 10, 2017, by and between the Company and Columbus Day Realty, Inc. (incorporated by reference to Exhibit 10.41 of the Company’s Form 10-K (File No. 001-36571) filed on March 19, 2018)

10.38	*

Amendment No. 2 to Term Loan Agreement, dated December 18, 2017, by and among the Company, CRG Servicing LLC, as administrative and collateral agent, and the lenders party thereto (incorporated by reference to Exhibit 10.42 of the Company’s Form 10-K (File No. 001-36571) filed on March 19, 2018)

10.39	*

Amendment No. 3 to Term Loan Agreement, dated March 16, 2018, by and among the Company, CRG Servicing LLC, as administrative and collateral agent, and the lenders party thereto (incorporated by reference to Exhibit 10.43 of the Company’s Form 10-K (File No. 001-36571) filed on March 19, 2018)

10.40	*#

Amendment Number Three to Consulting Agreement, by and between the Company and Robert S. Langer, dated as of October 13, 2017 (incorporated by reference to Exhibit 10.44 of the Company’s Form 10-K (File No. 001-36571) filed on March 19, 2018)

10.41	#

T2 Biosystems, Inc. Inducement Award Plan (as amended and restated, effective February 21, 2019) and form of option agreement, restricted stock agreement, and restricted stock unit agreement thereunder

10.42	*

Third Amendment to Supply Agreement, by and between the Company and SMC Ltd., dated May 16, 2018 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (File No. 001-36571) filed on May 17, 2018)

10.43	*

Amendment No. 4 to Commercial Lease, dated as of August 31, 2018, by and between the Company and Columbus Day Realty, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (File No. 001-36571) filed on September 7, 2018)

10.44	*

Fifth Amendment to Lease, dated December 6, 2018, by and between the Company and King 101 Harwell LLC (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (File No. 001-36571) filed on December 12, 2018)

10.45	#	Employment Offer Letter, dated as of October 29, 2014, by and between the Company and Michael Gibbs

10.46	#	Change of Control Severance Agreement, dated October 29, 2014, by and between the Company and Michael Gibbs

10.47	#	Amendment to Change of Control Severance Agreement, by and between the Company and Michael Gibbs, dated June 6, 2017

10.48	#	Separation Agreement, dated January 30, 2018, by and between the Company and Darlene Deptula-Hicks

10.49	#	Separation Agreement, dated March 13, 2018, by and between the Company and Joanne Spadoro

10.50		Amendment No. 4 to Term Loan Agreement, dated March 13, 2019, between the Company and CRG Servicing LLC

10.51		Amendment to Warrant to Purchase Shares of Common Stock, dated March 13, 2019, between the Company and CRG Partners III L.P.

10.52		Amendment to Warrant to Purchase Shares of Common Stock, dated March 13, 2019, between the Company and CRG Partners III – Parallel Fund “A” L.P.

10.53		Amendment to Warrant to Purchase Shares of Common Stock, dated March 13, 2019, between the Company and CRG Partners III Parallel Fund “B” (CAYMAN) L.P.

10.54		Replacement Warrant to Purchase Shares of Common Stock of T2 Biosystems, Inc., dated March 13, 2019, between the Company and CRG PARTNERS III (CAYMAN) LEV AIV L.P. (“Lev”)

10.55		Replacement Warrant to Purchase Shares of Common Stock of T2 Biosystems, Inc., dated March 13, 2019, between the Company and CRG PARTNERS III (CAYMAN) UNLEV AIV 1 L.P. (“Unlev”)

16.1		Letter of Ernst & Young LLP, dated June 13, 2018 (Incorporated by reference to Exhibit 16.1 of the Company’s Form 8-K (File No. 001-36571) filed on June 13, 2018)

21.1		Subsidiaries of the Registrant

23.1		Consent of BDO USA, LLP, Independent Registered Public Accounting Firm

23.2		Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

24.1		Power of Attorney (included on the signature page hereto).

31.1		Certification of principal executive officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2		Certification of principal financial officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1		Certification of the principal executive officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. section 1350.

32.2		Certification of the principal financial officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. section 1350.

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

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 14, 2019.

T2 BIOSYSTEMS, INC.

By:	/S/ John McDonough
Name:	John McDonough
Title:	President, Chief Executive Officer and Director
(principal executive officer)

 March 14, 2019

By:	/s/ JOHN M. SPRAGUE
Name:	John M. Sprague
Title:	Chief Financial Officer
(principal financial officer and principal
accounting officer)

March 14, 2019

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

Signature	Title	Date

/ S / JOHN MCDONOUGH	President, Chief Executive Officer and Director (principal executive officer)	March 14, 2019
John McDonough

/ s / JOHN M. SPRAGUE	Chief Financial Officer (principal accounting officer)	March 14, 2019
John M. Sprague

/ S / STANLEY N. LAPIDUS	Director	March 14, 2019
Stanley N. Lapidus

/ S / ADRIAN M. JONES	Director	March 14, 2019
Adrian M. Jones

/ S / MICHAEL J. CIMA, PH.D.	Director	March 14, 2019
Michael J. Cima, Ph.D.

/ S / JOHN W. CUMMING	Director	March 14, 2019
John W. Cumming

/ S / DAVID B. ELSBREE	Director	March 14, 2019
David B. Elsbree

/ S / SEYMOUR LIEBMAN	Director	March 14, 2019
Seymour Liebman