Form 10-Q
period 2019-03-31
T2 Biosystems, Inc.
filed 2019-05-10
CIK 1492674

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant of Section 13(a) of the Exchange Act  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001	TTOO	The Nasdaq Global Market

As of May 6, 2019, the registrant had 44,339,243 shares of common stock outstanding.

T2 BIOSYSTEMS, INC.

i

PART I.

FINANCIAL INFORMATION

Item 1. Financial Statements

T2 BIOSYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	March 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$37,400	$50,805
Accounts receivable	1,773	1,786
Inventories	2,664	2,677
Prepaid expenses and other current assets	1,741	1,340
Total current assets	43,578	56,608
Property and equipment, net	7,128	7,315
Operating lease right-of-use assets	4,463	—
Restricted cash	180	180
Other assets	206	206
Total assets	$55,555	$64,309
Liabilities and stockholders’ equity
Current liabilities:
Notes payable	$42,450	$42,373
Accounts payable	618	744
Accrued expenses and other current liabilities	7,784	6,073
Derivative liability	2,225	2,142
Deferred revenue	658	697
Current portion of lease incentives	—	268
Total current liabilities	53,735	52,297
Lease incentives, net of current portion	—	492
Operating lease liabilities, net of current portion	3,259	—
Deferred revenue, net of current portion	141	133
Commitments and contingencies (see Note 13)
Stockholders’ (deficit) equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding at March 31, 2019 and December 31, 2018	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 44,339,243 and 44,175,441 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	44	44
Additional paid-in capital	330,694	328,514
Accumulated deficit	(332,318)	(317,171)
Total stockholders’ (deficit) equity	(1,580)	11,387
Total liabilities and stockholders’ equity	$55,555	$64,309

See accompanying notes to condensed consolidated financial statements.

T2 BIOSYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Revenue:
Product revenue	$1,314	$1,048
Research revenue	142	1,263
Contribution revenue	329	—
Total revenue	1,785	2,311
Costs and expenses:
Cost of product revenue	4,388	3,273
Research and development	3,901	4,718
Selling, general and administrative	7,055	5,755
Total costs and expenses	15,344	13,746
Loss from operations	(13,559)	(11,435)
Interest expense, net	(1,782)	(1,568)
Other income, net	194	90
Net loss and comprehensive loss	$(15,147)	$(12,913)
Net loss per share — basic and diluted	$(0.34)	$(0.36)
Weighted-average number of common shares used in computing net loss per share — basic and diluted	44,282,345	35,978,306

See accompanying notes to condensed consolidated financial statements.

T2 BIOSYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share and per share data)

(Unaudited)

	Common		Additional		Total
	Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at December 31, 2017	35,948,900	36	267,421	(266,117)	1,340
Stock-based compensation expense	—	—	1,381	—	1,381
Issuance of common stock from vesting of restricted stock, exercise of stock options and employee stock purchase plan	70,983	—	5	—	5
Prior year accumulated deficit adjustment from ASC 606 implementation	—	—	—	100	100
Net loss	—	—	—	(12,913)	(12,913)
Balance at March 31, 2018	36,019,883	$36	$268,807	$(278,930)	$(10,087)

	Common		Additional		Total
	Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at December 31, 2018	44,175,441	44	328,514	(317,171)	11,387
Stock-based compensation expense	—	—	2,033	—	2,033
Issuance of common stock from vesting of restricted stock, exercise of stock options and employee stock purchase plan	163,802	—	—	—	-
Change in fair value of warrants upon modification	—	—	147	—	147
Net loss	—	—	—	(15,147)	(15,147)
Balance at March 31, 2019	44,339,243	$44	$330,694	$(332,318)	$(1,580)

See accompanying notes to condensed consolidated financial statements.

T2 BIOSYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities
Net loss	$(15,147)	$(12,913)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	557	629
Amortization of operating lease right-of-use assets	342	—
Stock-based compensation expense	2,033	1,381
Change in fair value of derivative instrument	83	(142)
Non-cash interest expense	568	560
Deferred rent	—	(52)
Changes in operating assets and liabilities:
Accounts receivable	13	(115)
Prepaid expenses and other assets	(401)	145
Inventories	(141)	64
Accounts payable	(126)	132
Accrued expenses and other liabilities	118	(682)
Deferred revenue	(31)	(749)
Operating lease liabilities	(735)	—
Net cash used in operating activities	(12,867)	(11,742)
Cash flows from investing activities
Purchases and manufacture of property and equipment	(194)	(56)
Net cash used in investing activities	(194)	(56)
Cash flows from financing activities
Proceeds from issuance of common stock and stock option exercises, net	—	4
Principal repayments of finance leases	(344)	(352)
Net cash used in financing activities	(344)	(348)
Net decrease in cash, cash equivalents and restricted cash	(13,405)	(12,146)
Cash, cash equivalents and restricted cash at beginning of period	50,985	42,059
Cash, cash equivalents and restricted cash at end of period	$37,580	$29,913
Supplemental disclosures of cash flow information
Cash paid for interest	$1,131	$972
Supplemental disclosures of noncash activities
Transfer of T2 owned instruments and components to (from) inventory	$(154)	$802
Change in fair value of warrants issued upon modification	$147	—
Right-of-use assets obtained in exchange for new operating lease liabilities	$4,805	—
Purchases of property and equipment included in accounts payable and accrued expenses	$56	$119

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

Liquidity and Going Concern

At March 31, 2019, the Company had cash and cash equivalents of $37.4 million and an accumulated deficit of $332.3 million. The future success of the Company is dependent on its ability to successfully commercialize its products, obtain regulatory clearance for and successfully launch its future product candidates, obtain additional capital and ultimately attain profitable operations. Historically, the Company has funded its operations primarily through its August 2014 initial public offering, its December 2015 public offering, its September 2016 private investment in public equity (“PIPE”) financing, its September 2017 public offering, its June 2018 public offering, private placements of redeemable convertible preferred stock and debt financing arrangements.

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

Management believes that its existing cash and cash equivalents at March 31, 2019 will be sufficient to allow the Company to fund its current operating plan through May 2020. However, as certain elements of the Company’s operating plan are outside of the

Company’s control, including the receipt of certain development and regulatory milestone payments under the Company’s Co-Development agreements, they cannot be considered probable. Under ASC 205-40, the future receipt of potential funding from the Company’s Co-Development partners and other resources cannot be considered probable at this time because none of the plans are entirely within the Company’s control. In addition, the Company is required to maintain a minimum cash balance under its Term Loan Agreement with CRG Servicing LLC (“CRG”) (Note 6).

These conditions raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year after the date that the financial statements are issued. Management's plans to alleviate the conditions that raise substantial doubt include raising additional funding, earning milestone payments pursuant the Company’s Co- Development agreements, delaying certain research projects and capital expenditures and eliminating certain future operating expenses in order to fund operations at reduced levels for the Company to continue as a going concern for a period of twelve months from the date the financial statements are issued.  Management has concluded the likelihood that its plan to obtain sufficient funding from one or more of these sources or adequately reduce expenditures will be successful, while reasonably possible, is less than probable.  Accordingly, the Company has concluded that substantial doubt exists about the Company’s ability to continue as a going concern for a period of at least twelve months from the date of issuance of these condensed consolidated financial statements.

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

Unaudited Interim Financial Information

Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

The accompanying interim condensed consolidated balance sheet as of March 31, 2019, the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2019 and 2018, the condensed consolidated statements of cash flows for the three months ended March 31, 2019 and 2018 and the related financial data and other information disclosed in these notes are unaudited. The unaudited interim financial statements have been prepared on the same basis as the audited annual financial statements, and, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of March 31, 2019, and the results of its operations and its cash flows for the three months ended March 31, 2019 and 2018. The results for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019, any other interim periods, or any future year or period.

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

Geographic Information

The Company sells its products domestically and internationally. For the three months ended March 31, 2019, the Company derived approximately 13% of its total revenue from one international customer and 11% of its total revenue from a second international customer. International sales to a single country did not exceed 10% of total revenue in the three months ended March 31, 2018. Total international sales were approximately $0.6 million or 36% of total revenue and $0.3 million or 14% of total revenue in the three months ended March 31, 2019 and 2018, respectively.

As of March 31, 2019 and December 31, 2018, the Company had outstanding receivables of $1.0 million and $0.9 million, respectively, from customers located outside of the U.S.

Net Loss Per Share

Basic net loss per share is calculated by dividing net loss by the weighted-average number of shares of common stock outstanding during the period, without consideration for common stock equivalents. Diluted net loss per share is calculated by adjusting the weighted-average number of shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury-stock method. For purposes of the diluted net loss per share calculation, stock options and unvested restricted stock and restricted stock contingently issuable upon achievement of certain market conditions are considered to be common stock equivalents, but have been excluded from the calculation of diluted net loss per share, as their effect would be anti-dilutive for all periods presented. Therefore, basic and diluted net loss per share applicable to common stockholders was the same for all periods presented.

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

As of March 31, 2019 and December 31, 2018, the Company had not experienced any material losses related to these indemnification obligations, and no material claims with respect thereto were outstanding. The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related reserves were established.

Leases

The Company adopted Accounting Standards Codification (“ASC”), Topic 842, Leases (“ASC 842”), using the modified retrospective approach through a cumulative-effect adjustment and utilizing the effective date of January 1, 2019 as its date of initial application, with prior periods unchanged and presented in accordance with the previous guidance in Topic 840, Leases (“ASC 840”).

At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present. Most leases with a term greater than one year are recognized on the balance sheet as right-of-use assets, lease liabilities and long-term lease liabilities. The Company has elected not to recognize on the balance sheet leases with terms of one year or less. Operating lease liabilities and their corresponding right-of-use assets are recorded based on the present value of lease payments over the expected remaining lease term. However, certain adjustments to the right-of-use asset may be required for items such as prepaid or accrued lease payments. The interest rate implicit in lease contracts is typically not readily determinable. As a result, the Company utilizes its incremental borrowing rates, which are the rates incurred to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment.

In accordance with the guidance in ASC 842, components of a lease should be split into three categories: lease components (e.g. land, building, etc.), non-lease components (e.g. common area maintenance, consumables, etc.), and non-components (e.g. property taxes, insurance, etc.) Then the fixed and in-substance fixed contract consideration (including any related to non-components) must be allocated based on the respective relative fair values to the lease components and non-lease components.

The Company made the policy election to not separate lease and non-lease components. Each lease component and the related non-lease components are accounted for together as a single component.

Revenue Recognition

The Company generates revenue from the sale of instruments, consumable diagnostic tests, related services, reagent rental agreements and research and development agreements with third parties. Pursuant to ASC 606, Revenue from Contracts with Customers (“ASC 606”), revenue is recognized when a customer obtains control of promised goods or services. The amount of revenue recognized reflects the consideration the Company expects to be entitled to receive in exchange for these goods and services.

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

Grants received, including cost reimbursement agreements, are assessed to determine if the agreement should be accounted for as an exchange transaction or a contribution.  An agreement is accounted as a contribution if the resource provider does not receive commensurate value in return for the assets transferred.  Contribution revenue is recognized when all donor-imposed conditions have been met.

Disaggregation of Revenue

The Company disaggregates revenue from contracts with customers by type of products and services, as it best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. The following table disaggregates our revenue by major source (in thousands):

	Three months ended, March 31,
	2019	2018
Product Revenue
Instruments	$535	$221
Consumables	733	746
Instrument rentals	46	81
Total Product Revenue	1,314	1,048
Research Revenue	142	1,263
Contribution Revenue	329	—
Total Revenue	$1,785	$2,311

Remaining Performance Obligations

Remaining performance obligations represent the transaction price of firm orders for which work has not been performed or goods and services have not been delivered. As of March 31, 2019, the aggregate amount of transaction price allocated to remaining performance obligations for contracts with an original duration greater than one year was $3.6 million. We do not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed. The Company expects to recognize revenue on the remaining performance obligations over the next 2 years.

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

Contract Assets and Liabilities

At March 31, 2019, the Company recorded $0.1 million of contract assets, which represents unbilled amounts related to work performed under a research and development agreement. The Company did not record any contract assets at December 31, 2018.

The Company’s contract liabilities consist of upfront payments for research and development contracts and Maintenance Services on instrument sales. We classify these contract liabilities in deferred revenue as current or noncurrent based on the timing of when we expect to recognize revenue. Contract liabilities were $0.6 million at March 31, 2019 and December 31, 2018. Revenue recognized in the three months ended March 31, 2019 relating to contract liabilities at December 31, 2018 was $0.1 million, and related to performance of research and development services and straight-line revenue recognition associated with maintenance agreements.

Cost to Obtain and Fulfill a Contract

The Company does not meet the recoverability criteria to capitalize costs to obtain or fulfill instrument purchases.  Reagent rental agreements do not meet the recoverability criteria to capitalize costs to obtain the contracts and the costs to fulfill the contracts are under the scope of ASC 842.  At the end of each reporting period, the Company assesses whether any circumstances have changed to meet the criteria for capitalization. The Company did not incur any expenses to obtain research and development agreements and costs to fulfill those contracts do not generate or enhance resources of the entity.  As such, no costs to obtain or fulfill contracts have been capitalized at period end.

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

Research and Development Costs

Costs incurred in the research and development of the Company’s product candidates are expensed as incurred. Research and development expenses consist of costs incurred in performing research and development activities, including activities associated with performing services under research revenue arrangements and contribution agreements, costs associated with the manufacture of developed products and include salaries and benefits, stock compensation, research‑related facility and overhead costs, laboratory supplies, equipment and contract services.

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

Accounting Standards Adopted

In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”) in order to increase transparency and comparability among organizations by recognizing right-of-use assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous generally accepted accounting principles. ASU 2016-02 requires a lessee to recognize a lease liability for its future lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term on the balance sheet for most lease arrangements. The new standard also changes many key definitions, including the definition of a lease. The new standard includes a short-term lease exception for leases with a term of 12 months or less, as part of which a lessee can make an accounting policy election not to recognize right-of-use assets and lease liabilities. Lessees will continue to differentiate between finance leases (previously referred to as capital leases) and operating leases using classification criteria that are substantially similar to the previous guidance in ASC 840.

ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 (including interim periods within those periods) and early adoption is permitted. In August 2018, the FASB issued ASU 2018-11, Leases, Targeted Improvements, which provides a new transition option in which an entity initially applies ASU 2016-02 at the adoption date and recognizes a cumulative-effect adjustment in the period of adoption. Prior period comparative balances will not be adjusted. The Company used the new transition option and was also utilizing the package of practical expedients that allows it to not reassess: (1) whether any expired or existing contracts are or contain leases, (2) lease classification for any expired or existing leases, and (3) initial direct costs for any existing leases. We also used the short-term lease exception for leases with a term of twelve months or less. Additionally, the Company used the practical expedient that allowed each separate lease component of a contract and its associated non-lease components to be treated as a single lease component. As of the January 1, 2019 effective date the Company identified eight operating lease arrangements and two finance lease arrangements in which it is a lessee. The adoption of this standard resulted in the recognition of operating lease liabilities and right-of-use assets of $5.6 million and $4.8 million, respectively, on the Company’s balance sheet, with the difference relating to a reclassification of the current accrued rent liability of $0.8 million as a reduction to the right-of-use-assets for its operating leases.

In calculating the present value of the lease payments, the Company applied an individual discount rate for each of its leases, and determined the appropriate discount rate based on the remaining lease terms at the date of adoption. As the lessee to several lease agreements, the Company did not have insight into the relevant information that would be required to arrive at the rate implicit in the lease. Therefore, the Company utilized its outstanding borrowings as a benchmark to determine its incremental borrowing rate for its leases. The benchmark rate was adjusted to arrive at an appropriate discount rate for each lease.

Under the new guidance, lessor accounting is largely unchanged. As of March 31, 2019, the Company was the lessor of T2Dx instruments. The lease agreements typically do not include fixed rental payments, but rather rental revenue is earned through usage-based variable lease payments. In accordance with ASC 842 the Company recognized lease revenue related to variable lease payments in the period in which it was earned. For the three months ended March 31, 2019, the Company recognized $46,000 of lease revenue for instrument rentals.

In June 2018, the FASB issued ASU No. 2018-07, Compensation-Stock Compensation: Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”), which expands the scope of Compensation – Stock Compensation (“Topic 718”) to include share-based payment transactions for acquiring goods and services from nonemployees. This amendment applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The Company adopted ASU 2018-07 on January 1, 2019. The impact was immaterial to the financial statements.

In June 2018, the FASB issued ASU No. 2018-08, Not-For-Profit Entities – Clarifying the Scope and the Accounting Guidance for Contributions Received and Contributions Made (“ASU 2018-08”).  ASU 2018-18 clarifies how an entity determines whether a resource provider is participating in an exchange transaction by evaluating whether the resource provider is receiving commensurate value in return for the resources transferred.  The guidance is effective for annual periods beginning after June 15, 2018, including interim periods within those annual periods, and has been adopted on a modified prospective basis.  The modified prospective adoption is applied to agreements that are not completed as of the effective date, or entered into after the effective date.  Under the modified prospective adoption approach, prior period results have not been restated and no cumulative-effect adjustment has been recorded.  As a result of applying ASU 2018-18, the Company recorded revenue earned under its agreement with CARB-X (Note 11) as contribution revenue during the three months ended March 31, 2019.

Accounting Standards Issued, Not Adopted

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

3. Fair Value Measurements

The Company measures the following financial assets at fair value on a recurring basis. There were no transfers between levels of the fair value hierarchy during any of the periods presented. The following tables set forth the Company’s financial assets carried at fair value categorized using the lowest level of input applicable to each financial instrument as of March 31, 2019 and December 31, 2018 (in thousands):

	Balance at March 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash	$8,270	$8,270	$—	$—
Money market funds	29,130	29,130	—	—
Restricted cash	180	180	—	—
	$37,580	$37,580	$—	$—

Liabilities:
Derivative liability	$2,225	$—	$—	$2,225
	$2,225	$—	$—	$2,225

	Balance at December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash	$6,868	$6,868	$—	$—
Money market funds	43,937	43,937	—	—
Restricted cash	180	180	—	—
	$50,985	$50,985	$—	$—

Liabilities:
Derivative liability	$2,142	$—	$—	$2,142
	$2,142	$—	$—	$2,142

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

In March 2018, the Term Loan Agreement was amended to extend the Approval Milestone to June 30, 2018, which was achieved in May 2018, to extend the additional $10.0 million funding through September 27, 2018 and reduce the fiscal year 2018 product revenue target to $7.0 million. In March 2019, the Term Loan Agreement was amended to reduce the 2019 minimum revenue target to $9.0 million and delete the 2018 revenue covenant.  The fair value of the derivative at March 31, 2019 and December 31, 2018 is $2.2 million and $2.1 million, respectively. The estimated fair value of the derivative, at both dates, was determined using a probability-weighted discounted cash flow model that includes contingent interest payments under the following scenarios: 4% contingent interest beginning in 2020 (70%) and 4% contingent interest beginning in 2021 (30%). Should the Company’s assessment of these probabilities change, including amendments of certain revenue targets, there could be a change to the fair value of the derivative liability.

The following table provides a roll-forward of the fair value of the derivative liability (in thousands):

Balance at December 31, 2018	$2,142
Change in fair value of derivative liability, recorded as interest expense	83
Balance at March 31, 2019	$2,225

4. Restricted Cash

The Company is required to maintain a security deposit for its operating lease agreement for the duration of the lease agreement and for its credit cards as long as they are in place. At March 31, 2019 and December 31, 2018, the Company had certificates of deposit for $180,000, which represented collateral as security deposits for its operating lease agreement for its facility and its credit cards.

5. Supplemental Balance Sheet Information

Inventories

Inventories are stated at the lower of cost or net realizable value on a first-in, first-out basis and are comprised of the following (in thousands):

	March 31, 2019	December 31, 2018
Raw materials	$847	$639
Work-in-process	1,630	1,713
Finished goods	187	325
Total inventories, net	$2,664	$2,677

Property and Equipment

Property and equipment consists of the following (in thousands):

	March 31, 2019	December 31, 2018
Office and computer equipment	$409	$409
Software	762	751
Laboratory equipment	4,720	4,636
Furniture	200	200
Manufacturing equipment	695	695
Manufacturing tooling and molds	255	255
T2-owned instruments and components	7,048	6,796
Leasehold improvements	3,461	3,437
Construction in progress	1,421	1,443
	18,971	18,622
Less accumulated depreciation and amortization	(11,843)	(11,307)
Property and equipment, net	$7,128	$7,315

Construction in progress is primarily comprised of equipment that have not been placed in service. T2-owned instruments and components is comprised of raw materials and work-in-process inventory that are expected to be used or used to produce T2-owned instruments, based on our business model and forecast, and completed instruments that will be used for internal research and development, clinical studies or reagent rental agreements with customers. Included within property and equipment, net, are assets under finance leases. At March 31, 2019, there were $0.6 million of raw materials and work-in-process inventory in T2-owned instruments and components compared to $0.3 million at December 31, 2018. Completed T2-owned instruments are placed in service once installation procedures are completed and are depreciated over five years. Depreciation expense for T2-owned instruments placed at customer sites pursuant to reagent rental agreements is recorded as a component of cost of product revenue and totaled approximately $0.2 million for the three months ended March 31, 2019 and 2018. Depreciation expense for T2-owned instruments used for internal research and development and clinical studies is recorded as a component of research and development expense.

Depreciation and amortization expense of $0.6 million was charged to operations for the three months ended March 31, 2019 and 2018. Total property and equipment, gross, included $3.6 million for property and equipment recorded under finance leases as of March 31, 2019 and December 31, 2018, respectively. Accumulated depreciation and amortization included $2.7 million and $2.6 million for property and equipment recorded under finance leases as of March 31, 2019 and December 31, 2018, respectively.

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	March 31, 2019	December 31, 2018
Accrued payroll and compensation	$2,815	$2,940
Accrued research and development expenses	272	359
Accrued professional services	485	576
Operating lease liabilities	1,900	—
Other accrued expenses	2,312	2,198
Total accrued expenses and other current liabilities	$7,784	$6,073

At March 31, 2019 and December 31, 2018, the Company classified $1.6 million and $1.4 million, respectively, related to a fee associated with the Company’s Term Loan Agreement (Note 6), as other accrued expenses in the table above to match the current classification of the associated debt.

6. Notes Payable

Future principal payments on the notes payable are as follows (in thousands):

	March 31, 2019	December 31, 2018
Term loan agreement, net of deferred issuance costs of $1.6 million and $1.8 million, respectively	$41,840	$41,419
Equipment lease credit facility, net of immaterial deferred issuance costs	610	954
Total notes payable	42,450	42,373
Less: current portion of notes payable	(42,450)	(42,373)
Notes payable, net of current portion	$—	$—

The Term Loan Agreement with CRG is classified as a current liability on the balance sheet at March 31, 2019 and December 31, 2018 based on the Company’s consideration of the probability of violating the minimum liquidity covenant included in the Term Loan Agreement.  The Term Loan Agreement includes a subjective acceleration clause whereby an event of default, including a material adverse change in the business, operations, or conditions (financial or otherwise), could result in the acceleration of the obligations under the Term Loan Agreement. The contractual terms of the agreement require principal payments of $23.2 million and $23.2 million during the years ended December 31, 2021 and 2022, respectively.

Term Loan Agreement

In December 2016, the Company entered into a Term Loan Agreement (the “Term Loan Agreement”) with CRG. The Company initially borrowed $40.0 million pursuant to the Term Loan Agreement, which has a six-year term with four years of interest-only payments (through December 30, 2020), after which quarterly principal and interest payments will be due through the December 30, 2022 maturity date. Interest on the amounts borrowed under the Term Loan Agreement accrues at an annual fixed rate of 11.5%, 3.5% of which may be deferred during the interest-only period by adding such amount to the aggregate principal loan amount. In addition, if the Company achieves certain financial performance metrics, the loan will convert to interest-only until the December 30, 2022 maturity, at which time all unpaid principal and accrued unpaid interest will be due and payable. The Company is required to pay CRG a financing fee based on the loan principal amount drawn. The Company is also required to pay a final payment fee of 8.0% of the principal outstanding upon repayment. The Company is accruing the final payment fee as interest expense and it is included as a current liability at March 31, 2019 and December 31, 2018 on the balance sheet.

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

The fair value of the derivative at March 31, 2019 and December 31, 2018 is $2.2 million and $2.1 million, respectively. The Company classified the derivative liability as accrued expenses and other current liabilities on the balance sheet at March 31, 2019 and December 31, 2018 to match the classification of the related Term Loan Agreement.

In connection with the Term Loan Agreement entered into in December 2016, the Company issued to CRG warrants to purchase a total of 528,958 shares of the Company’s common stock (Note 9).

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

In April 2016 and June 2016, the Company completed the first two draws under the Credit Facility, of $2.1 million and $2.5 million, respectively. The Company will make monthly payments of $67,000 under the first draw and $79,000 under the second draw. The borrowings under the Credit Facility are treated as finance leases and are included in property and equipment on the balance sheet. The amortization of the assets conveyed under the Credit Facility is included as a component of depreciation expense.

7. Stockholders’ Equity

Public Offering

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

The number of shares reserved for future issuance under the 2014 Plan is the sum of (1) 823,529 shares, (2) any shares that were granted under the 2006 Plan which are forfeited, lapsed unexercised or are settled in cash subsequent to the effective date of the 2014 Plan and (3) an annual increase on the first day of each calendar year beginning January 1, 2015 and ending on January 1, 2024, equal to the lesser of (A) 4% of the shares outstanding (on an as-converted basis) on the final day of the immediately preceding calendar year, and (B) such smaller number of shares determined by the Company’s Board of Directors. As of March 31, 2019, there were 1,250,943 shares available for future grant under the Stock Incentive Plans.

Inducement Award Plan

The Company’s Amended and Restated Inducement Award Plan (“Inducement Plan”), which was adopted in March 2018 and amended and restated in February 2019, provides for the granting of equity awards to new employees, which includes options, restricted stock awards, restricted stock units, performance awards, dividend equivalent awards, stock payment awards and stock appreciation rights. The aggregate number of shares of common stock which may be issued or transferred pursuant to awards under the Inducement Plan is 1,625,000 shares. Any awards that forfeit, expire, lapse, or are settled for cash without the delivery of shares to the holder are available for the grant of an award under the Inducement Plan. Any shares repurchased by or surrendered to the Company that are returned shall be available for grant of an award under the Inducement Plan. The payment of dividend equivalents in cash in conjunction with any outstanding Award shall not be counted against the shares available for issuance under the Inducement Plan. As of March 31, 2019, there were 1,009,750 shares available for future grant under the Inducement Plan.

Stock Options

During the three months ended March 31, 2019 and 2018, the Company granted stock options with an aggregate fair value of $2.0 million and $4.4 million, respectively, which are being amortized into compensation expense over the vesting period of the options as the services are being provided.

The following is a summary of option activity under the Stock Incentive Plans and Inducement Plan (in thousands, except share and per share amounts):

	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value
Outstanding at December 31, 2018	4,241,833	$6.98	7.02	$471
Granted	908,250	3.42
Exercised	—	—		—
Forfeited	(47,394)	6.84
Cancelled	(10,219)	9.02
Outstanding at March 31, 2019	5,092,470	6.34	7.29	260
Exercisable at March 31, 2019	2,672,591	7.67	5.58	260
Vested or expected to vest at March 31, 2019	4,520,320	6.56	7.03	260

The weighted-average grant date fair values of stock options granted in the three month periods ended March 31, 2019 and 2018 were $2.20 per share and $3.41 per share, respectively, and were calculated using the following estimated assumptions:

	Three Months Ended
	March 31,
	2019	2018
Weighted-average risk-free interest rate	2.52%	2.63%
Expected dividend yield	—%	—%
Expected volatility	71%	68%
Expected terms	6.0 years	6.0 years

The total fair values of options that vested during the three months ended March 31, 2019 and 2018 were $1.0 million and $0.8 million, respectively.

As of March 31, 2019, there was $7.1 million of total unrecognized compensation cost related to non-vested stock options granted under the Stock Incentive Plans and Inducement Plan. Total unrecognized compensation cost will be adjusted for future changes in the estimated forfeiture rate. The Company expects to recognize that cost over a remaining weighted-average period of 3.0 years as of March 31, 2019.

Restricted Stock Units

During the three months ended March 31, 2019, the Company awarded shares of restricted stock units to certain employees and directors at no cost to them, which cannot be sold, assigned, transferred or pledged during the restriction period. The restricted stock and restricted stock units, excluding any restricted stock units with market conditions, vest through the passage of time, assuming continued employment. Restricted stock units are not included in issued and outstanding common stock until the shares are vested and released. During the year ended December 31, 2017, 78,172 restricted stock units vested but were not reflected as outstanding shares until the three months ended March 31, 2019 due to a deferred release date. During the year ended December 31, 2018, 73,172 restricted stock units vested but are not reflected as outstanding shares at March 31, 2019 or December 31, 2018 due to a deferred release date. The fair value of the award at the time of the grant is expensed on a straight line basis. The granted restricted stock units had an aggregate fair value of $1.9 million, which are being amortized into compensation expense over the vesting period of the restricted stock units as the services are being provided.

Included in the nonvested restricted stock units at March 31, 2019 are 898,633 restricted stock units with market conditions, which vest upon the achievement of stock price targets. The compensation cost for restricted stock units with market conditions is being recorded over the derived service period and was $0.7 million and $0.2 million for the three months ended March 31, 2019 and 2018, respectively.

The following is a summary of restricted stock unit activity under the 2014 Plan (in thousands, except share and per share amounts):

	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2018	1,198,634	5.04
Granted	589,142	3.23
Vested	(85,629)	5.21
Forfeited	(46,099)	4.73
Cancelled	—	—
Nonvested at March 31, 2019	1,656,048	4.40

As of March 31, 2019, there was $3.0 million of total unrecognized compensation cost related to nonvested restricted stock units granted under the 2014 Plan. Total unrecognized compensation cost will be adjusted for future changes in the estimated forfeiture rate. The Company expects to recognize that cost over a remaining weighted-average period of 1.9 years, as of March 31, 2019.

Stock-Based Compensation Expense

The following table summarizes the stock-based compensation expense resulting from awards granted under Stock Incentive Plans, including the 2014 ESPP, that was recorded in the Company’s results of operations for the periods presented (in thousands):

	Three Months Ended March 31,
	2019	2018
Cost of product revenue	$50	$22
Research and development	364	369
Selling, general and administrative	1,506	966
Total stock-based compensation expense	$1,920	$1,357

For the three months ended March 31, 2019 and 2018, $0.1 million and $0.0 million of stock-based compensation expenses were capitalized as part of inventory or T2Dx instruments and components, respectively.

9. Warrants

In connection with the Term Loan Agreement entered into in December 2016, the Company issued to CRG warrants to purchase a total of 528,958 shares of the Company’s common stock. The warrants are exercisable any time prior to December 30, 2026 at a price of $4.35 per share, which was amended in March 2019 from an original price of $8.06 per share, with typical provisions for termination upon a change of control or a sale of all or substantially all of the assets of the Company. The warrants are classified within shareholders’ equity, and the proceeds were allocated between the debt and warrants based on their relative fair value. The fair value of the warrants was determined by the Black-Scholes-Merton option pricing model. The fair value of the amended warrants was $0.9 million. The incremental fair value of the modified instrument of $0.1 million was recorded as debt discount and additional paid-in-capital.

10. Net Loss Per Share

The following shares were excluded from the calculation of diluted net loss per share applicable to common stockholders, prior to the application of the treasury stock method, because their effect would have been anti-dilutive for the periods presented:

	Three Months Ended March 31,
	2019	2018
Options to purchase common shares	5,092,470	4,542,082
Restricted stock units	1,656,048	1,714,463
Warrants to purchase common stock	528,958	528,958
Total	7,277,476	6,785,503

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

Under the Co-Development Agreement, the Company recorded revenue of $0.1 million for the three months ended March 31, 2019 and did not record any revenue for the three months ended March 31, 2018. The Company expects to record revenue over the next ten months.

Allergan Sales, LLC

On November 1, 2016, the Company entered into a Co-Development, Collaboration and Co-Marketing Agreement (the “Allergan Agreement”) with Allergan Sales, LLC (“Allergan Sales”) to develop (1) a direct detection diagnostic test panel that adds one additional bacteria species to the existing T2Bacteria product candidate (the “T2Bacteria II Panel”), and (2) a direct detection diagnostic test panel for testing drug resistance directly in whole blood (the “T2GNR Panel” and, together with the T2Bacteria II

Panel, the “Developed Products”). In addition, both the Company and Allergan Sales will participate in a joint research and development committee and Allergan Sales will receive the right to cooperatively market T2Candida, T2Bacteria, and the Developed Products under the Allergan Agreement to certain agreed-upon customers. The Company achieved the final developmental milestone under the Allergan Agreement in October 2018.

The Company did not record any revenue for the three months ended March 31, 2019 and recorded revenue of $1.3 million for the three months ended March 31, 2018 under the Allergan Agreement.

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

The Company recorded contribution revenue of $0.3 million for the three months ended March 31, 2019 under the CARB-X Agreement. The Company did not record any revenue for the three months ended March 31, 2018 under the CARB-X Agreement. The Company expects to record revenue over the next six months, based upon cost-sharing and the achievement of certain project milestones.

12. Leases

Operating Leases

The Company leases certain office space, laboratory space, and equipment. At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present. The Company does not recognize right-of-use assets or lease liabilities for leases determined to have a term of 12 months or less. For new and amended leases beginning in 2019 and after, the Company has elected to account for the lease and non-lease components as a combined lease component.

In August 2010, the Company entered into an operating lease for office and laboratory space at its headquarters in Lexington, Massachusetts. The lease commenced in January 2011, with the Company providing a security deposit of $400,000. In accordance with the operating lease agreement, the Company reduced its security deposit to $180,000 in January 2018, which is recorded as restricted cash in the consolidated balance sheets. In March 2017, the Company entered into an amendment to extend the term to December 2021.

In May 2013, the Company entered into an operating lease for additional office, laboratory and manufacturing space in Wilmington, Massachusetts. In August 2018, the Company entered into an amendment to extend the term to December 2020.

In November 2014, the Company entered into an agreement to rent additional office space in Lexington, Massachusetts. In April 2015, the Company entered into an amendment to extend the term to December 31, 2017. In connection with this agreement, the Company paid a security deposit of $50,000, which is recorded as a component of other assets in the consolidated balance sheets. In May 2015, the Company entered into an amendment to expand existing manufacturing facilities in Lexington, Massachusetts. In September 2017, the Company entered into an amendment to extend the term to December 31, 2021.

In November 2014, the Company entered into a lease for additional laboratory space in Lexington, Massachusetts. The lease term commenced in April 2015 and extended for six years. The rent expense, inclusive of the escalating rent payments, is recognized on a straight-line basis over the lease term. As an incentive to enter into the lease, the landlord paid approximately $1.4 million of the $2.2 million space build-out costs. Prior to the adoption of ASC 842, the incentive was recorded as a component of lease incentives on the consolidated balance sheets and was amortized as a reduction in rent expense on a straight-line basis over the term of the lease. Upon adoption of the new standard the unamortized balance of the lease incentive as of January 1, 2019 was reclassed as a reduction to the initial recognition of the right-of-use asset related to this lease. In connection with this lease agreement, the Company paid a security deposit of $281,000, which is recorded as a component of both prepaid expenses and other current assets and other assets in the consolidated balance sheets.

Operating leases are amortized over the lease term and included in costs and expenses in the condensed consolidated statement of operations and comprehensive loss. Variable lease costs are recognized in costs and expenses in the condensed consolidated statement of operations and comprehensive loss as incurred.

Finance Leases

In October 2015, the Company signed a $10.0 million Credit Facility (the “Credit Facility”) to fund capital equipment needs. As one of the conditions of the agreement, the Credit Facility is capped at a maximum of $5.0 million. Under the Credit Facility, the lender will fund capital equipment purchases presented by the Company. The Company will repay the amounts borrowed in 36 equal monthly installments from the date of the amount funded. At the end of the 36 month lease term, the Company has the option to (a) repurchase the leased equipment at the lesser of fair market value or 10% of the original equipment value, (b) extend the applicable lease for a specified period of time, which will not be less than one year, or (c) return the leased equipment to the lessor.

In April 2016 and June 2016, the Company completed the first two draws under the Credit Facility of $2.1 million and $2.5 million, respectively. The Company will make monthly payments of $67,000 under the first draw and $79,000 under the second draw. The borrowings under the Credit Facility are treated as finance leases and are included in property and equipment on the balance sheet. The amortization of the assets conveyed under the Credit Facility is included as a component of depreciation expense.

The following table summarizes the effect of operating and finance lease costs in the Company’s condensed consolidated statement of operations and comprehensive loss (in thousands):

Lease cost	Three months ended March 31, 2019
Finance lease cost:
Amortization of right-of-use assets	$116
Interest on lease liabilities	27
Operating lease cost	499
Variable lease cost	172
Total lease cost	$814

The following table summarizes supplemental information for the Company’s finance and operating leases:

Other information	Three months ended March 31, 2019
Weighted-average remaining lease term - finance leases (in years)	0.2
Weighted-average remaining lease term - operating leases (in years)	2.6
Weighted-average discount rate - finance leases	14.5%
Weighted-average discount rate - operating leases	11.9%

The minimum lease payments for the next five years and thereafter is expected to be as follows (in thousands):

	March 31, 2019
Maturity of lease liabilities	Operating Leases	Finance Leases
2019 (excluding the 3 months ended March 31, 2019)	$1,697	$618
2020	2,313	—
2021	1,951	—
2022	23	—
2023	—	—
Thereafter	—	—
Total lease payments	$5,984	$618
Less: effect of discounting	(825)	(9)
Present value of lease liabilities	$5,159	$609

The following table summarizes the presentation of the Company’s operating leases in its condensed consolidated balance sheets (in thousands):

Leases	Classification	March 31, 2019
Assets
Operating lease assets	Operating lease assets	$4,463
Finance lease assets	Property and equipment, net	879
Total lease assets		$5,342

Liabilities
Current
Operating	Accrued expenses and other current liabilities	$1,900
Finance	Notes payable	609
Noncurrent
Operating	Noncurrent operating lease liabilities	3,259
Finance	Notes payable, net of current portion	—
Total lease liabilities		$5,768

Under ASC 840, future minimum non-cancelable lease payments under the Company’s operating leases as of December 31, 2018 were as follows (in thousands):

Year ended December 31,
2019	$2,225
2020	2,277
2021	1,926
$6,428

Under ASC 840, rent expense for the years ended December 31, 2018, and 2017 was $2.0 million, and $1.9 million, respectively.

13. Commitments and Contingencies

Leases

Refer to Note 12, Leases, for discussion of the commitments associated with the Company’s leases.

License Agreement

In 2006, the Company entered into a license agreement with a third party, pursuant to which the third party granted the Company an exclusive, worldwide, sublicenseable license under certain patent rights to make, use, import and commercialize products and processes for diagnostic, industrial and research and development purposes. The Company agreed to pay an annual license fee ranging from $5,000 to $25,000 for the royalty‑bearing license to certain patents. The Company also issued a total of 84,678 shares of common stock pursuant to the agreement in 2006 and 2007, which were recorded at fair value at the date of issuance. The Company is required to pay royalties on net sales of products and processes that are covered by patent rights licensed under the agreement at a percentage ranging between 0.5% - 3.5%, subject to reductions and offsets in certain circumstances, as well as a royalty on net sales of products that the Company sublicenses at 10% of specified gross revenue. Royalties for the three months ended March 31, 2019 and 2018 were immaterial.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements about us and our industry that involve substantial risks and uncertainties. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, and Section 21E of the Securities and Exchange Act of 1934, or the Exchange Act. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations and financial position, business strategy, prospective products and product candidates, their expected performance and impact on healthcare costs, marketing clearance from the FDA, reimbursement for our product candidates, research and development costs, timing of regulatory filings, timing and likelihood of success, plans and objectives of management for future operations, availability of funding for such operations and future results of anticipated products, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

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

These forward-looking statements represent our estimates and assumptions only as of the date of this Quarterly Report on Form 10-Q. Unless required by U.S. federal securities laws, we do not intend to update any of these forward-looking statements to reflect circumstances or events that occur after the statement is made or to conform these statements to actual results. The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018, as supplemented or amended from time to time under “Item 1A.—Risk Factors” in our Quarterly Reports on Form 10-Q, and elsewhere in this Quarterly Report on Form 10-Q.

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

Business Overview

We are an in vitro diagnostics company that has developed an innovative and proprietary technology platform that offers a rapid, sensitive and simple alternative to existing diagnostic methodologies. We are using T2MR to develop a broad set of applications aimed at lowering mortality rates, improving patient outcomes and reducing the cost of healthcare by helping medical professionals make targeted treatment decisions earlier. T2MR enables rapid detection of pathogens, biomarkers and other abnormalities in a variety of unpurified patient sample types, including whole blood, plasma, serum, saliva, sputum and urine, and can detect cellular targets at limits of detection as low as one colony forming unit per milliliter, or CFU/mL. Our initial development efforts target sepsis and Lyme disease, which are areas of significant unmet medical need in which existing therapies could be more effective with improved diagnostics.

On September 22, 2014, we received market clearance from the FDA for our first two products, the T2Dx Instrument and T2Candida, which have the ability to rapidly identify the five clinically relevant species of Candida, a fungal pathogen known to cause sepsis, directly from whole blood. On May 24, 2018, we received market clearance from the FDA for T2Bacteria, which runs on the T2Dx Instrument and has the ability to rapidly identify five of the most common and deadly sepsis-causing bacteria (members of the ESKAPE pathogens, as defined below) directly from whole blood. We have also developed and sell a research use only Candida auris assay for the rapid identification of Candida auris, a species of Candida that is highly drug resistant. We have developed a T2Carba Resistance+ Panel for the early and sensitive detection of carbapenemase resistance markers and multiple hospitals are testing this new panel on a “research use only” basis. The T2Carba Resistance+ Panel received FDA Breakthrough Device designation in February 2019 and we believe this designation will speed our clinical trial timeliness. Two additional diagnostic applications in development are called T2Resistance and T2Lyme, which are focused on antibiotic resistant bacterial sepsis infections and Lyme disease, respectively. Diagnostic applications for additional bacteria species and resistance markers are in development as part of a collaboration with CARB-X, a public-private partnership with the U.S. Department of Health and Human Services, or HHS, and the Wellcome Trust of London, focused on combatting antibiotic resistant bacteria. We anticipate that existing reimbursement codes will support our sepsis and Lyme disease product candidates, and that the anticipated economic savings associated with our sepsis products will be realized directly by hospitals. In the United States, we have built a direct sales force that is primarily targeting the top 1,200 hospitals with the highest concentration of patients at risk for sepsis-related infections. Internationally, we have primarily partnered with distributors that target large hospitals in their respective international markets.

We believe our sepsis products, which include T2Candida and T2Bacteria, will redefine the standard of care in sepsis management while lowering healthcare costs by improving both the precision and the speed of detection of sepsis-causing pathogens. According to a study published in the Journal of Clinical Microbiology in 2010, targeted therapy for patients with bloodstream infections can be delayed up to 72 hours due to the wait time for blood culture results. In another study published in Clinical Infectious Diseases in 2012, the delayed administration of appropriate antifungal therapy was associated with higher mortality among patients with septic shock attributed to Candida infection and, on that basis, the study concluded that more rapid and accurate diagnostic techniques are needed. Due to the high mortality rate associated with Candida infections, physicians often will place patients on antifungal drugs while they await blood culture diagnostic results which generally take at least five days to generate a negative test result. Antifungal drugs are toxic and may result in side effects and can cost over $50 per day. The speed to result of T2Candida and T2Bacteria coupled with its higher sensitivity as compared to blood culture may help reduce the overuse of ineffective, or even unnecessary, antimicrobial therapy which may reduce side effects for patients, lower hospital costs and potentially counteract the growing resistance to antifungal therapy. The administration of inappropriate therapy is a driving force behind the spread of antimicrobial-resistant pathogens, which the United States Centers for Disease Control and Prevention, or the CDC, recently called “one of our most serious health threats.” The addition of the use of our products, T2Bacteria and T2Candida, which both run on the T2Dx instrument, with the standard of care for the management of patients suspected of sepsis, enables clinicians to potentially treat 90% of patients with sepsis pathogen infections with the right targeted therapy within the first twelve hours of development of the symptoms of disease. Currently, high risk patients are typically initially treated with broad spectrum antibiotic drugs that typically cover approximately 60% of patients with infections. Of the remaining 40% of patients, approximately 30% of the patients typically have a bacterial infection and 10% typically have Candida infections. T2Candida and T2Bacteria are designed to identify pathogens commonly not covered by broad spectrum antibiotic drugs.

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

We have never been profitable and have incurred net losses in each year since inception. Our accumulated deficit at March 31, 2019 was $332.3 million. Substantially all of our net losses resulted from costs incurred in connection with our research and development programs and from selling, general and administrative costs associated with our operations. We have incurred significant commercialization expenses related to product sales, marketing, manufacturing and distribution of our initial FDA-cleared products, T2Dx and T2Candida. In addition, we will continue to incur significant costs and expenses as we increase commercialization efforts for our most recent FDA-cleared product, T2Bacteria, and continue to develop other product candidates, improve existing products and maintain, expand and protect our intellectual property portfolio. We may seek to fund our operations through public equity or private equity or debt financings, as well as other sources. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements if and when needed would have a negative impact on our business, results of operations and financial condition and our ability to develop, commercialize and drive adoption of the T2Dx, T2Candida, T2Bacteria, and future T2MR-based diagnostics.

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

We believe that our existing cash and cash equivalents at March 31, 2019 will be sufficient to allow us to fund our current operating plan through May 2020. However, because certain elements of our operating plan are outside of our control, including receipt of certain development and regulatory milestone payments under our Co-Development agreements, they cannot be considered probable according to accounting standards. Under ASC 205-40, the future receipt of potential funding from our Co-Development partners and other resources cannot be considered probable at this time because none of the plans are entirely within our control. In addition, we are required to maintain a minimum cash balance under our Term Loan Agreement with CRG (Note 6).

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

Our Commercial Products and the Unmet Clinical Need

Our FDA-cleared products, the T2Dx instrument, T2Candida, and T2Bacteria utilize T2MR to detect species-specific Candida and sepsis-causing bacteria, respectively, directly from whole blood in as few as three hours versus the one to five or more days typically required by blood culture-based diagnostics. This allows the patient to potentially receive the correct treatment in four to six hours versus 24 to 144 hours for blood culture. T2Candida and T2Bacteria run on the T2Dx Instrument and provide high sensitivity with a limit of detection as low as 1 CFU/mL, even in the presence of antimicrobial therapy.

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

Data from our pivotal clinical trial for T2Bacteria demonstrated that T2Bacteria can deliver actionable results in an average of 5.4 hours, compared to an average of 60 hours for detecting the same species by blood culture. In addition, T2Bacteria identified 69 patients with bloodstream infections that were missed by the paired blood culture that was simultaneously run. The pivotal study was a study of over 1,400 patient samples collected across 11 hospital and hospital systems across the United States. The investigators concluded the following: (a) T2Bacteria demonstrated accuracy, including overall sensitivity of 90% and overall average specificity of 98%; (b) blood culture species identification results took an average of 3 days while T2Bacteria took an average of only 5.4 hours in the clinical trial, providing results more than 2.5 days faster; (c) 66% of patients in the clinical trial with a bloodstream infection confirmed by T2 and blood culture could have benefited from earlier appropriate antibiotics based on the rapid T2Bacteria result. A separate presentation on T2Bacteria at ASM Microbe 2018 by clinicians at Ochsner Medical Center found the following: (a) T2Bacteria detected 14 infections missed by a paired blood culture – but proven to be a true infection by other cultures; (b) T2Bacteria identified every infection detected by blood culture of the target species (100% sensitivity); and (c) T2Bacteria was accurate in identifying samples without an infection, with 99% average specificity. The authors concluded that the advantages of T2Bacteria over blood culture could make it a valuable tool to enable faster time to targeted antibiotic therapy and reduced use of unnecessary antibiotics. Also at ASM Microbe 2018, clinicians from Northwestern University presented its findings that T2Bacteria was more sensitive when compared to blood culture testing and detected 18 clinically important urinary and respiratory infections that were missed by blood culture. The authors concluded that T2Bacteria may improve patient care by providing clinicians rapid and actionable information for treating patients. In November 2015, the Company presented preliminary data demonstrating the ability of our T2Bacteria product candidate to provide the rapid and sensitive identification of certain sepsis-causing bacteria included in the panel, directly from whole blood. The bacteria species included in T2Bacteria are Staphylococcus aureus, Enterococcus faecium, Escherichia coli, Klebsiella pneumoniae, and Pseudomonas aeruginosa. The five bacteria species in our T2Bacteria Panel are responsible for about half of all septic infections.

At the 2019 ECCMID conference, several clinical presentations were made on our products. These include a poster and podium presentation by Dr. Tom Walsh from New York Presbyterian / Cornell Hospital highlighting the clinical utility of T2Bacteria in the hematologic malignancy and stem cell transplant patient population. Within his institution, T2Bacteria showed a 75% positive predictive agreement with blood culture and 98% negative predictive agreement and covered 80% of significant species detected by blood culture. T2Bacteria could have potentially influenced care and provided an opportunity to place patients with infections that were diagnosed by T2Bacteria but missed by blood culture on effective therapy faster than with culture dependent methods. Another study presented by Maiken Arendrup from Rigshospitalet, Denmark evaluated the performance of T2Candida, Mannan Ag and blood culture for diagnosis of invasive candidiasis infections across 126 patients. The sensitivity for invasive candidiasis was higher for T2Candida compared to blood culture and Mannan Ag and the positive predictive value was highest for T2Candida. A group from Bambino Gesu Pediatrics Hospital in Rome, Italy presented a comparison of T2Candida, SeptiFast and blood culture in pediatric and neonatal patients showing an 89% concordance between blood culture and T2MR. Data were also presented on the new T2Carba Resistance+ RUO Panel by clinicians at Gemelli Hospital in Rome Italy and by scientists from our company. This data shows that T2MR can be used for detection of resistance genes KPC, NDM, OXA-48, VIM, IMP, and AmpC (CMY-2/DHA) in spiked human whole blood at 5 CFU/mL, as well as in clinical samples from patients with bloodstream infections. The clinical data shows that T2MR results for resistance markers can be available on average 25 hours faster than conventional methods and the T2Carba Resistance Panel has a positive predictive agreement with conventional methods greater than 95%.

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

Recent publications and presentations continue to demonstrate the clinical utility of T2Candida to assess the presence of disease, and continuation of antifungal therapy and resolution of disease despite negative blood cultures. (Ahuja et al. “Combination Antifungal Therapy for Treatment of Candida Parapsilosis Prosthetic Valve Endocarditis and utility of T2Candida Panel: A Case Series” ID Cases 2019; Chaudhry “Tales from the trenches” ID Week 2018.) Additionally, the Open Forum of Infectious Diseases recently published online “Diagnostic performance of T2Candida among ICU patients with risk factors for invasive candidiasis” by Maiken C. Arendrup reported on a multi-center study on 126 intensive care patients with high risk of invasive candidiasis and sepsis testes with T2Candida, blood culture and Candida Mannan Antigen. In this study the best diagnostic performance was observed for a combination of T2Candida and blood culture. Additionally, the authors note that “T2Candida was superior to blood culture and mannan-antigen and may improve diagnosis of patients with invasive candidiasis.”

Our T2Bacteria Panel

On May 24, 2018, we received market clearance from the FDA for T2Bacteria, a multiplex diagnostic panel that runs on the T2Dx and detects five major bacterial pathogens (members of the ESKAPE pathogens, as defined below) associated with sepsis and, in conjunction with T2Candida and standard empiric therapy regimens, may enable the early, appropriate treatment of 90% of sepsis patients. T2Bacteria addresses the same approximately 6.75 million symptomatic high-risk patients as T2Candida and also a new population of patients who are at increased risk for bacterial infections, including an additional two million patients presenting with symptoms of infection in the emergency room setting.

On August 4, 2017 we completed a pivotal clinical study of T2Bacteria, which is a qualitative T2MR assay designed for the direct detection of bacterial species in human whole blood specimens from patients with suspected bacteremia. T2Bacteria is designed to identify five species of bacteria directly from human whole blood specimens: Enterococcus faecium, Escherichia coli, Klebsiella pneumoniae, Pseudomonas aeruginosa, and Staphylococcus aureus. Outside of the United States, the CE-marked T2Bacteria identifies all 5 of these species along with a 6th species, Acinetobacter Baumannii.

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

Recently, poster presentations by Dr. Christopher Voigt at ECCMID 2019 and EIM 2019 reported on the performance of T2Bacteria in the emergency department of Ochsner Medical Center and Tampa General Hospital.  Data from 137 emergency department patients were evaluated and relative to blood culture, T2Bacteria showed 100% positive percent agreement and 99.2% negative percent agreement. In addition, for species on T2Bacteria, the T2Bacteria assay detected 4 more positive results associated with infection than blood culture, the average time to identification was 56.6 hours faster than blood culture and T2Bacteria covered 70.5% of all species detected by blood culture. A review of the 16 positive results identified by T2Bacteria records revealed, relative to actual care, T2Bacteria could have potentially allowed for focused therapy in 8 patients, potentially reduced time to a species-directed therapy in 4 patients, and potentially reduced time to effective therapy in 4 patients. In this emergency department population, T2Bacteria appeared to be a more rapid and sensitive detector of bacteremia for the most common ESKAPE pathogens (E. coli, E. faecium, S. aureus, K. pneumoniae, and P. aeruginosa) and showed the theoretical potential to influence subsequent patient therapy, ranging from antibiotic de-escalation to faster time to effective therapy.

Our T2Direct Diagnostics

We believe our T2MR delivers what no conventional technology currently available can: a rapid, sensitive and simple diagnostic platform to enable sepsis applications that can identify specific sepsis pathogens directly from an unpurified blood sample in hours instead of days at a level of accuracy equal to or better than blood culture-based diagnostics. The addition of the use of our products, T2Bacteria and T2Candida, which both run on the T2Dx Instrument, with the standard of care for the management of patients suspected of sepsis enables clinicians to potentially treat 90% of patients with sepsis pathogen infections with the right targeted therapy within the first twelve hours of developing the symptoms of disease. Currently, high risk patients are typically initially treated with broad spectrum antibiotic drugs that typically cover approximately 60% of patients with infections. Of the remaining 40% of patients, approximately 30% of the patients have a bacterial infection and 10% have Candida infections. T2Candida and T2Bacteria are designed to identify pathogens commonly not covered by broad spectrum antibiotic drugs.

We believe our products provide a pathway for more rapid and targeted treatment of infections, potentially reducing the mortality rate by as much as 50-75% if a patient is treated within 12 hours of suspicion of infection and significantly reducing the cost burden of sepsis. Each year, approximately 250,000 patients in the United States die from sepsis. According to a study published by Critical Care Medicine in 2006, in sepsis patients with documented hypotension, administration of effective antimicrobial therapy within the first hour of detection was associated with a survival rate of 79.9% and, over the ensuing six hours, each hour of delay in initiation of treatment was associated with an average decrease in survival of 7.6%. According to such study, the survival rate for septic patients who remained untreated for greater than 36 hours was approximately 5%. The toll of sepsis on a patient’s health can be severe: more than one-in-five patients die within two years as a consequence of sepsis. Sepsis is also the most prevalent and costly cause of hospital readmissions.

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

Grants received, including cost reimbursement agreements, are assessed to determine if the agreement should be accounted for as an exchange transaction or a contribution.  An agreement is accounted as a contribution if the resource provider does not receive commensurate value in return for the assets transferred.  Contribution revenue is recognized when all donor-imposed conditions have been met.

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

We anticipate our overall research and development expenses to be flat to a slight increase due to the anticipation of additional research partnerships. Research and development costs include costs to support research partnerships, clinical trials and new product development. We have committed, and expect to commit, significant resources toward developing additional product candidates, improving existing products, conducting ongoing and new clinical trials and expanding our laboratory capabilities.

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

Other income, net

Other income, net, consists of dividend and other investment income, and government grant income.

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

The items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2018 remained materially consistent, other than the January 1, 2019 adoption of ASC 842, Leases (“ASC 842”) (Note 2). For a description of those critical accounting policies, please refer to our Annual Report on Form 10-K filing for the year ended December 31, 2018.

Results of Operations for the Three Months Ended March 31, 2019 and 2018

	Three Months Ended March 31,
	2019	2018	Change
	(in thousands)
Revenue:
Product revenue	$1,314	$1,048	$266
Research revenue	142	1,263	(1,121)
Contribution revenue	329	—	329
Total revenue	1,785	2,311	(526)
Costs and expenses:
Cost of product revenue	4,388	3,273	1,115
Research and development	3,901	4,718	(817)
Selling, general and administrative	7,055	5,755	1,300
Total costs and expenses	15,344	13,746	1,598
Loss from operations	(13,559)	(11,435)	(2,124)
Interest expense, net	(1,782)	(1,568)	(214)
Other income, net	194	90	104
Net loss	$(15,147)	$(12,913)	$(2,234)

Product revenue

Product revenue was $1.3 million for the three months ended March 31, 2019 compared to $1.0 million for the three months ended March 31, 2018, an increase of $0.3 million.  The increase was driven by higher T2Dx instrument sales of $0.3 million.

Research revenue

Research revenue was $0.1 million for the three months ended March 31, 2019, compared to $1.3 million for the three months ended March 31, 2018, a decrease of $1.1 million.  The decrease was the result of $1.3 million less of revenue recognized related to our Co-Development Agreement with Allergan Sales, which completed in October 2018, offset slightly by an increase of $0.1 million from services delivered from our Co-Development Agreement with Canon US Life Sciences, and an increase of $0.1 million under other research and development agreements.

Contribution revenue

Contribution revenue was $0.3 million for the three months ended March 31, 2019. No contribution revenue was recognized for the three months ended March 31, 2018.  The increase of $0.3 million is due to our cost-sharing agreement with CARB-X, which was executed in March 2018.

Cost of product revenue

Cost of product revenue was $4.4 million for the three months ended March 31, 2019, compared to $3.3 million for the three months ended March 31, 2018, an increase of $1.1 million. The increase in cost was driven by an increase of $0.5 million due to higher T2Dx instrument sales, $0.3 million from changes in inventory reserves, and $0.3 million from service related activity due to an increased customer base.

Research and development expenses

Research and development expenses were $3.9 million for the three months ended March 31, 2019, compared to $4.7 million for the three months ended March 31, 2018, a decrease of $0.8 million. Research and development expenses decreased by $0.9 million related to FDA clearance of T2Bacteria, at which time, we are able to capitalize T2Bacteria costs in inventory. Clinical and preclinical expenses decreased by $0.1 million due to less T2Bacteria from completion of the trial. Outside services decreased by $0.1 million, as a result of less T2 Lyme consulting services. The decreases in research and development expenses were partially offset by a $0.1 million increase in facilities and related costs which include higher depreciation and amortization, lab-related, and project expenses. Decreases in research and development expenses were further offset by a $0.2 million increase in payroll related expenses, primarily due to stock compensation expense associated with restricted stock units with market conditions.

Selling, general and administrative expenses

Selling, general and administrative expenses were $7.1 million for the three months ended March 31, 2019, compared to $5.8 million for the three months ended March 31, 2018, an increase of $1.3 million. The increase was attributed to increased payroll expenses of $0.7 million primarily due to expansion of the sales and medical affairs personnel, increased stock compensation expense of $0.5 million primarily associated with restricted stock units with market conditions, and increased travel expenses of $0.2 million associated with the increased headcount. These increases were partially offset by a decrease in professional fees of $0.1 million.

Interest expense, net

Interest expense, net, was $1.8 million for the three months ended March 31, 2019, compared to $1.6 million for the three months ended March 31, 2018, an increase of $0.2 million.

Other income, net

Other income, net, was $0.2 million for the three months ended March 31, 2019 and $0.1 million for the three months ended March 31, 2018, an increase of $0.1 million.

Liquidity and Capital Resources

We have incurred losses and cumulative negative cash flows from operations since our inception, and as of March 31, 2019, and December 31, 2018 we had an accumulated deficit of $332.3 million and $317.2 million respectively. Having obtained clearance from the FDA and a CE mark in Europe to market the T2Dx, T2Candida, and T2Bacteria, the Company has incurred significant commercialization expenses related to product sales, marketing, manufacturing and distribution. The Company may seek to fund its operations through public equity or private equity or debt financings, as well as other sources. However, the Company may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. The Company’s failure to raise capital or enter into such other arrangements if and when needed would have a negative impact on the Company’s business, results of operations and financial condition and the Company’s ability to develop and commercialize T2Dx, T2Candida, T2Bacteria, and other product candidates.

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

Plan of operations and future funding requirements

As of March 31, 2019 and December 31, 2018 we had unrestricted cash and cash equivalents of approximately $37.4 million and $50.8 million respectively. Currently, our funds are primarily held in money market funds invested in U.S. government agency securities. Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, costs related to our products, clinical trials, laboratory and related supplies, supplies and materials used in manufacturing, legal and other regulatory expenses and general overhead costs.

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

We believe that our existing cash and cash equivalents at March 31, 2019, will be sufficient to allow us to fund our current operating plan through May 2020. Should our current operating plan not materialize, Management's plans include raising additional funding, earning milestone payments pursuant to the Company’s Co- Development agreements, delaying certain research projects and capital expenditures and eliminating certain future operating expenses in order to fund operations at reduced levels for the Company to continue as a going concern for a period of 12 months from the date the financial statements are issued. Management has concluded the likelihood that its plan to obtain sufficient funding from one or more of these sources or adequately reduce expenditures will be successful, while reasonably possible, is less than probable. The Term Loan Agreement requires us to achieve certain annual revenue targets, whereby we are required to pay double the amount of any shortfall as an acceleration of principal payments, and maintain a minimum liquidity amount.  Should we fall short of the revenue target we would seek a waiver of this provision. There can be no assurances that we would be successful in obtaining a waiver. We are also required to maintain a minimum cash balance under our Term Loan Agreement with CRG.

Cash flows

The following is a summary of cash flows for each of the periods set forth below:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Net cash used in:
Operating activities	$(12,867)	$(11,742)
Investing activities	(194)	(56)
Financing activities	(344)	(348)
Net decrease in cash, cash equivalents and restricted cash	$(13,405)	$(12,146)

Net cash used in operating activities

Net cash used in operating activities was approximately $12.9 million for the three months ended March 31, 2019, and consisted of a net loss of $15.1 million adjusted for non-cash items including stock-based compensation expense of $2.0 million, depreciation and amortization expense of $0.6 million, non-cash interest expense of $0.6 million, amortization of operating lease right-of-use assets of $0.3 million, a change in the fair value of the derivative instrument of $0.1 million, partially offset by a net change in operating assets and liabilities of $1.4 million, primarily related to an increase in prepaid expenses and other assets of $0.4 million primarily due to expected landlord reimbursements, an increase in inventories of $0.2 million, a decrease in operating lease liabilities of $0.7 million, and a decrease in deferred revenue of $0.1 million.

Net cash used in operating activities was approximately $11.7 million for the three months ended March 31, 2018, and consisted of a net loss of $12.9 million adjusted for non-cash items including stock-based compensation expense of $1.4 million, depreciation and amortization expense of $0.6 million, non-cash interest expense of $0.6 million, partially offset by deferred rent of $0.1 million, a change in the fair value of the derivative instrument of $0.1 million and a net change in operating assets and liabilities of $1.2 million, primarily related to a decrease in accrued expenses and accounts payable of $0.5 million, a decrease in deferred revenue of $0.7 million, a decrease in inventory of $0.1 million, and a decrease in prepaid expenses and other assets of $0.1 million, partially offset by an increase in accounts receivable of $0.2 million.

Net cash used in investing activities

Net cash used in investing activities was approximately $0.2 million for the three months ended March 31, 2019, and consisted of costs to acquire property and equipment.

Net cash used in investing activities was approximately $0.1 million for the three months ended March 31, 2018, and consisted of costs to acquire property and equipment.

Net cash used in financing activities

Net cash used in financing activities was approximately $0.3 million for the three months ended March 31, 2019, and consisted of repayments of notes payable.

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

We may prepay all or a portion of the outstanding principal and accrued unpaid interest under the Term Loan Agreement at any time upon prior notice subject to a prepayment fee during the first five years of the term and no prepayment fee thereafter. As security for our obligations under the Term Loan Agreement we entered into a security agreement with CRG whereby we granted a lien on substantially all of our assets, including intellectual property. The Term Loan Agreement also contains customary affirmative and negative covenants for a credit facility of this size and type. The Term Loan Agreement also requires us to achieve certain revenue targets, whereby we are required to pay double the amount of any shortfall as an acceleration of principal payments. On December 18, 2017, the Term Loan Agreement was amended and the 2017 minimum revenue target was reduced to $3.0 million from $5.0 million. In March 2018, the Term Loan Agreement was amended to extend the Original Approval Milestone Date to June 30, 2018, extend the additional $10.0 million funding through September 27, 2018 and reduce the fiscal year 2018 product revenue target to $7.0 million. In May 2018, we achieved the Approval Milestone by obtaining market clearance from the FDA for T2Bacteria. In March 2019, the Term Loan Agreement was amended to reduce the 2019 minimum revenue target to $9.0 million and delete the 2018 revenue covenant.  In exchange for the amendment, we agreed to reset the strike price of the warrants, issued in connection with the Term Loan Agreement, from $8.06 per share to $4.35 per share. The Term Loan Agreement includes a subjective acceleration clause whereby an event of default, including a material adverse change in the business, operations, or conditions (financial or otherwise), could result in the acceleration of the obligations under the Term Loan Agreement. Under certain circumstances, a default interest rate of an additional 4.0% per annum will apply at the election of CRG on all outstanding obligations during the occurrence and continuance of an event of default. CRG has not exercised its right under this clause, as there have been no such events. We believe the likelihood of CRG exercising this right is remote.

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

The fair value of the derivative at March 31, 2019 December 31, 2018 is $2.2 million and $2.1 million, respectively. We classified the derivative liability as accrued expenses and other current liabilities on the balance sheet at March 31, 2019 and December 31, 2018 to match the classification of the related Term Loan Agreement.

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

In connection with the Term Loan Agreement entered into in December 2016, we issued to CRG four separate warrants to purchase a total of 528,958 shares of common stock. The warrants are exercisable any time prior to December 30, 2026 at a price of $4.35 per share, with typical provisions for termination upon a change of control or sale of all or substantially all of our assets.  The strike price was reduced, by a March 2019 amendment, from an original strike price of $8.06 per share. The warrants are classified within shareholders’ equity, and the proceeds were allocated between the debt and warrants based on their relative fair value. The fair value of the warrants was determined by the Black Scholes Merton option pricing model. The fair value of the amended warrants was $0.9 million. The incremental fair value of the modified instrument of $0.1 million was recorded as additional debt discount and additional paid-in-capital.

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

In April 2016 and June 2016, we completed the first two draws under the Credit Facility of $2.1 million and $2.5 million, respectively. We will make monthly payments of $67,000 under the first draw and $79,000 under the second draw. The borrowings under the Credit Facility are treated as finance leases and are included in property and equipment on the balance sheet. The amortization of the assets conveyed under the Credit Facility is included as a component of depreciation expense.

Contractual Obligations and Commitments

There were no material changes to our contractual obligations and commitments from those described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Annual Report on Form 10-K for the year ended December 31, 2018.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk related to changes in interest rates. As of March 31, 2019 and December 31, 2018, we had cash and cash equivalents of $37.4 million and $50.8 million, respectively, held primarily in money market funds consisting of U.S. government agency securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term securities. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate one percent change in interest rates would not have a material effect on the fair market value of our portfolio. As of March 31, 2019 and December 31, 2018, we had no outstanding debt exposed to variable market interest rates.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Management of the Company, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and

15d-15(e) of the Securities Exchange Act of 1934, as amended) as of March 31, 2019. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2019.

(b) Changes in Internal Control over Financial Reporting

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018, which could materially affect our business, financial condition or future results. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits, Financial Statement Schedules

Exhibit Number	Exhibit Description

3.1	Restated Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K (File No. 001-36571) filed on August 12, 2014)

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K (File No. 001-36571) filed on August 12, 2014)

10.1*†	GE Catalog Supply Agreement – OEM Retail, dated March 15, 2019, by and between the Company and GE Healthcare Bio-Sciences Corp.

10.2*	Non-Employee Director Compensation Program, effective as of February 21, 2019

31.1*	Certification of principle executive officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of principal financial officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1*

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in XBRL: (i) Condensed Consolidated Balance Sheets (unaudited), (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited), (iii) Condensed Consolidated Statements of Cash Flows (unaudited), and (v) Notes of Condensed Consolidated Financial Statements.

*	Filed herewith

†        Portions of this exhibit (indicated by asterisks) have been omitted pursuant to Regulation S-K, Item 601(b)(10). Such omitted information is not material and would likely cause competitive harm to the registrant if publicly disclosed.

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

T2 BIOSYSTEMS, INC.

Date: May 10, 2019	By:	/s/ JOHN MCDONOUGH
John McDonough
President, Chief Executive Officer and Director
(principal executive officer)

Date: May 10, 2019	By:	/s/ JOHN SPRAGUE
John Sprague
Chief Financial Officer
(principal financial and accounting officer)