Form 10-Q
period 2019-09-30
T2 Biosystems, Inc.
filed 2019-11-18
CIK 1492674

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 14, 2019, the registrant had 46,679,163 shares of common stock outstanding.

T2 BIOSYSTEMS, INC.

i

PART I.

FINANCIAL INFORMATION

Item 1. Financial Statements

T2 BIOSYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	September 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$16,213	$50,805
Accounts receivable	1,573	1,786
Inventories	4,110	2,677
Prepaid expenses and other current assets	1,917	1,340
Total current assets	23,813	56,608
Property and equipment, net	6,314	7,315
Operating lease right-of-use assets	3,740	—
Restricted cash	180	180
Other assets	206	206
Total assets	$34,253	$64,309
Liabilities and stockholders’ (deficit) equity
Current liabilities:
Notes payable	$42,258	$42,373
Accounts payable	3,427	744
Accrued expenses and other current liabilities	8,800	6,073
Derivative liability	2,603	2,142
Deferred revenue	610	697
Current portion of lease incentives	—	268
Total current liabilities	57,698	52,297
Lease incentives, net of current portion	—	492
Operating lease liabilities, net of current portion	2,390	—
Deferred revenue, net of current portion	77	133
Commitments and contingencies (see Note 13)
Stockholders’ (deficit) equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding at September 30, 2019 and December 31, 2018	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 46,678,746 and 44,175,441 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	45	44
Additional paid-in capital	336,179	328,514
Accumulated deficit	(362,136)	(317,171)
Total stockholders’ (deficit) equity	(25,912)	11,387
Total liabilities and stockholders’ (deficit) equity	$34,253	$64,309

See accompanying notes to condensed consolidated financial statements.

T2 BIOSYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue:
Product revenue	$1,177	$1,218	$3,765	$3,486
Research revenue	56	1,248	269	5,222
Contribution revenue	444	—	1,232	—
Total revenue	1,677	2,466	5,266	8,708
Costs and expenses:
Cost of product revenue	3,944	3,042	13,153	9,773
Research and development	4,098	2,725	12,047	11,193
Selling, general and administrative	5,981	5,873	19,756	19,238
Total costs and expenses	14,023	11,640	44,956	40,204
Loss from operations	(12,346)	(9,174)	(39,690)	(31,496)
Interest expense, net	(1,876)	(1,836)	(5,658)	(4,910)
Other income, net	51	243	383	402
Net loss and comprehensive loss	$(14,171)	$(10,767)	$(44,965)	$(36,004)
Net loss per share — basic and diluted	$(0.31)	$(0.25)	$(1.01)	$(0.91)
Weighted-average number of common shares used in computing net loss per share — basic and diluted	45,413,215	43,762,551	44,711,463	39,363,294

See accompanying notes to condensed consolidated financial statements.

T2 BIOSYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

(In thousands, except share data)

(Unaudited)

	Common		Additional		Total
	Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	(Deficit) Equity
Balance at December 31, 2017	35,948,900	$36	$267,421	$(266,117)	$1,340
Stock-based compensation expense	—	—	1,381	—	1,381
Issuance of common stock from vesting of restricted stock, exercise of stock options and employee stock purchase plan	70,983	—	5	—	5
Prior year accumulated deficit adjustment from ASC 606 implementation	—	—	—	99	99
Net loss	—	—	—	(12,913)	(12,913)
Balance at March 31, 2018	36,019,883	$36	$268,807	$(278,931)	$(10,088)
Stock-based compensation expense	—	—	3,898	—	3,898
Issuance of common stock from vesting of restricted stock, exercise of stock options and employee stock purchase plan	382,114	—	1,119	—	1,119
Share issuance	55,414	—	—	—	—
Issuance of common stock from secondary offering, net	7,015,000	7	49,371	—	49,378
Net loss	—	—	—	(12,324)	(12,324)
Balance at June 30, 2018	43,472,411	$43	$323,195	$(291,255)	$31,983
Stock-based compensation expense	—	—	2,208	—	2,208
Issuance of common stock from vesting of restricted stock, exercise of stock options and employee stock purchase plan	566,343	1	483	—	484
Issuance of common stock from secondary offering, net	—	—	(141)	—	(141)
Net loss	—	—	—	(10,767)	(10,767)
Balance at September 30, 2018	44,038,754	$44	$325,745	$(302,022)	$23,767

	Common		Additional		Total
	Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	(Deficit) Equity
Balance at December 31, 2018	44,175,441	$44	$328,514	$(317,171)	$11,387
Stock-based compensation expense	—	—	2,033	—	2,033
Issuance of common stock from vesting of restricted stock	163,802	—	—	—	—
Change in fair value of warrants upon modification	—	—	147	—	147
Net loss	—	—	—	(15,147)	(15,147)
Balance at March 31, 2019	44,339,243	$44	$330,694	$(332,318)	$(1,580)
Stock-based compensation expense	—	—	1,277	—	1,277
Issuance of common stock from vesting of restricted stock, exercise of stock options and employee stock purchase plan	196,329	—	330	—	330
Net loss	—	—	—	(15,647)	(15,647)
Balance at June 30, 2019	44,535,572	$44	$332,301	$(347,965)	$(15,620)
Stock-based compensation expense	—	—	1,165	—	1,165
Issuance of common stock from vesting of restricted stock, exercise of stock options and employee stock purchase plan	50,438	—	53	—	53
Issuance of common stock from secondary offering, net	1,679,387	1	1,883	—	1,884
Change in fair value of warrants upon modification	—	—	117	—	117
Issuance of warrants	—	—	660	—	660
Shares issued in connection with Purchase Agreement	413,349	—	—	—	—
Net loss	—	—	—	(14,171)	(14,171)
Balance at September 30, 2019	46,678,746	$45	$336,179	$(362,136)	$(25,912)

See accompanying notes to condensed consolidated financial statements.

T2 BIOSYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities
Net loss	$(44,965)	$(36,004)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,694	1,862
Amortization of operating lease right-of-use assets	1,065	—
Stock-based compensation expense	4,475	7,487
Change in fair value of derivative instrument	461	(175)
Loss on disposal of property and equipment	(3)	18
Impairment of property and equipment	—	173
Non-cash interest expense	1,763	1,658
Deferred rent	—	(162)
Changes in operating assets and liabilities:
Accounts receivable	213	(1,267)
Prepaid expenses and other assets	(577)	(1,254)
Inventories	(1,464)	(1,191)
Accounts payable	2,683	(40)
Accrued expenses and other liabilities	1,250	(771)
Deferred revenue	(143)	(784)
Operating lease liabilities	(1,694)	—
Net cash used in operating activities	(35,242)	(30,450)
Cash flows from investing activities
Purchases and manufacture of property and equipment	(735)	(950)
Net cash used in investing activities	(735)	(950)
Cash flows from financing activities
Proceeds from issuance of common stock and stock option exercises, net	383	1,604
Proceeds from issuance of common stock in public offering, net of offering costs	1,884	49,236
Principal repayments of finance leases	(882)	(1,094)
Net cash provided by financing activities	1,385	49,746
Net (decrease) increase in cash, cash equivalents and restricted cash	(34,592)	18,346
Cash, cash equivalents and restricted cash at beginning of period	50,985	42,059
Cash, cash equivalents and restricted cash at end of period	$16,393	$60,405
Supplemental disclosures of cash flow information
Cash paid for interest	$3,435	$2,859
Supplemental disclosures of noncash activities
Transfer of T2 owned instruments and components to (from) inventory	$31	$802
Change in fair value of warrants issued and modified	$924	—
Right-of-use assets obtained in exchange for new operating lease liabilities	$4,805	—
Purchases of property and equipment included in accounts payable and accrued expenses	$43	$109

See accompanying notes to condensed consolidated financial statements.

T2 BIOSYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Nature of Business

T2 Biosystems, Inc. (the “Company”) was incorporated on April 27, 2006 as a Delaware corporation with operations based in Lexington, Massachusetts. The Company is an in vitro diagnostics company that has developed an innovative and proprietary technology platform that offers a rapid, sensitive and simple alternative to existing diagnostic methodologies. The Company is using its T2 Magnetic Resonance technology (“T2MR”) to develop a broad set of applications aimed at lowering mortality rates, improving patient outcomes and reducing the cost of healthcare by helping medical professionals make targeted treatment decisions earlier. T2MR enables rapid detection of pathogens, biomarkers and other abnormalities in a variety of unpurified patient sample types, including whole blood, plasma, serum, saliva, sputum, cerebral spinal fluid and urine, and can detect cellular targets at limits of detection as low as one colony forming unit per milliliter (“CFU/mL”). The Company’s initial development efforts target sepsis and Lyme disease, which are areas of significant unmet medical need in which existing therapies could be more effective with improved diagnostics. On September 22, 2014, the Company received market clearance from the U.S. Food and Drug Administration (“FDA”) for its first two products, the T2Dx Instrument (the “T2Dx”) and T2Candida Panel (“T2Candida”). On May 24, 2018, the Company received market clearance from the FDA for its T2Bacteria Panel (“T2Bacteria”). On February 6, 2019, the FDA granted the Company’s T2Resistance Panel designation as a Breakthrough Device. On August 2, 2019, the Center for Medicare & Medicaid Services (CMS) granted approval for a New Technology Add-on Payment for the T2Bacteria Panel for fiscal year 2020.

The Company has devoted substantially all of its efforts to research and development, business planning, recruiting management and technical staff, acquiring operating assets, raising capital, and, most recently, the commercialization and improvement of its existing products.

Liquidity and Going Concern

At September 30, 2019, the Company had cash and cash equivalents of $16.2 million and an accumulated deficit of $362.1 million. The future success of the Company is dependent on its ability to successfully commercialize its products, obtain regulatory clearance for and successfully launch its future product candidates, obtain additional capital and ultimately attain profitable operations. Historically, the Company has funded its operations primarily through its August 2014 initial public offering, its December 2015 public offering, its September 2016 private investment in public equity (“PIPE”) financing, its September 2017 public offering, its June 2018 public offering, its July 2019 establishment of an Equity Distribution Agreement and Equity Purchase Agreement, private placements of redeemable convertible preferred stock and debt financing arrangements.

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

Management believes that its existing cash and cash equivalents at September 30, 2019, along with funding available through our Equity Distribution Agreement (the “Sales Agreement”) with Canaccord Genuity LLC, as agent (“Canaccord”) and our Purchase Agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”) (Note 7), will be sufficient to allow us to fund our current operating plan at least a year from issuance of these financial statements. However, because certain elements of our operating plan are outside of our control, including our ability to sell shares under the Sales Agreement and the Purchase Agreement, they cannot be considered probable. Under ASC 205-40, the future receipt of potential funding from the Company’s Co-Development partners and other resources cannot be considered probable at this time because none of the plans are entirely within the Company’s control. In addition, the Company is required to maintain a minimum cash balance under its Term Loan Agreement with CRG Servicing LLC (“CRG”) (Note 6).

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

The accompanying interim condensed consolidated balance sheet as of September 30, 2019, the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2019 and 2018, the condensed consolidated statements of stockholders’ equity (deficit) for the nine months ended September 30, 2019 and 2018, the condensed consolidated statements of cash flows for the nine months ended September 30, 2019 and 2018 and the related financial data and other information disclosed in these notes are unaudited. The unaudited interim financial statements have been prepared on the same basis as the audited annual financial statements, and, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of September 30, 2019, and the results of its operations for the three and nine months ended September 30, 2019 and 2018 and its cash flows for the nine months ended September 30, 2019 and 2018. The results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019, any other interim periods, or any future year or period.

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

Geographic Information

The Company sells its products domestically and internationally. For the three and nine months ended September 30, 2019, there were no international customers that represented greater than 10% of total revenue. For the three months ended September 30, 2018, there was one international customer that represented greater than 10% of total revenue. For the nine months ended September 30, 2018, there were no international customers that represented greater than 10%  of total revenue. Total international sales were approximately $0.6 million or 36% of total revenue and $0.6 million or 25% of total revenue for the three months ended September 30, 2019 and 2018, respectively. Total international sales were approximately $1.8 million or 34% of total revenue and $1.4 million or 16% of total revenue for the nine months ended September 30, 2019 and 2018, respectively.

As of September 30, 2019 and December 31, 2018, the Company had outstanding receivables of $0.5 million and $0.9 million, respectively, from customers located outside of the U.S.

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

As of September 30, 2019 and December 31, 2018, the Company had not experienced any material losses related to these indemnification obligations, and no material claims with respect thereto were outstanding. The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related reserves were established.

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

Product revenue is generated by the sale of instruments and consumable diagnostic tests predominantly through the Company’s direct sales force in the United States and distributors in geographic regions outside the United States. The Company does not offer product return or exchange rights (other than those relating to defective goods under warranty) or price protection allowances to its customers, including its distributors. Payment terms granted to distributors are the same as those granted to end-user customers and payments are not dependent upon the distributors’ receipt of payment from their end-user customers. The Company either sells instruments to customers and international distributors, or retains title and places the instrument at the customer site pursuant to a reagent rental agreement. When an instrument is purchased by a customer, the Company recognizes revenue when the related performance obligation is satisfied (i.e. when the control of an instrument has passed to the customer; typically, at shipping point). When the instrument is placed under a reagent rental agreement, the Company’s customers generally agree to fixed term agreements, which can be extended, and incremental charges on each consumable diagnostic test purchased. Revenue from the sale of consumable diagnostic tests (under a reagent rental agreement) is recognized upon shipment.  The transaction price from consumables purchases is allocated between the lease of the instrument (under a contingent rent methodology as provided for in ASC 842, Leases), and the consumables when related performance obligations are satisfied, as a component of lease and product revenue, and is included as Instrument Rentals in the below table. Revenue associated with reagent rental consumables purchases is currently classified as variable consideration and constrained until a purchase order is received and related performance obligations have been satisfied.  Shipping and handling costs billed to customers in connection with a product sale are recorded as a component of the transaction price and allocated to product revenue in the condensed consolidated statements of operations and comprehensive loss as they are incurred by the Company in fulfilling its performance obligations.

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

Fees paid to member-owned group purchasing organizations (“GPOs”) are deducted from related product revenues.

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

Disaggregation of Revenue

The Company disaggregates revenue from contracts with customers by type of products and services, as it best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. The following table disaggregates our revenue by major source (in thousands):

	Three months ended, September 30,		Nine months ended, September 30,
	2019	2018	2019	2018
Product Revenue
Instruments	$543	$504	$1,540	$1,213
Consumables	604	608	2,054	1,929
Instrument rentals	30	106	171	344
Total Product Revenue	1,177	1,218	3,765	3,486
Research Revenue	56	1,248	269	5,222
Contribution Revenue	444	—	1,232	—
Total Revenue	$1,677	$2,466	$5,266	$8,708

Remaining Performance Obligations

Remaining performance obligations represent the transaction price of firm orders for which work has not been performed or goods and services have not been delivered. As of September 30, 2019, the aggregate amount of transaction price allocated to remaining performance obligations for contracts with an original duration greater than one year was $3.5 million, of which $3.0 million is constrained revenue. We do not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed. The Company expects to recognize revenue on the remaining performance obligations over the next two years.

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

Contract Assets and Liabilities

The Company did not record any contract assets at September 30, 2019 and December 31, 2018.

The Company’s contract liabilities consist of upfront payments for research and development contracts and Maintenance Services on instrument sales. We classify these contract liabilities in deferred revenue as current or noncurrent based on the timing of when we expect to recognize revenue. Contract liabilities were $0.6 million at September 30, 2019 and $0.6 million at December 31, 2018. Revenue recognized in the three and nine months ended September 30, 2019 relating to contract liabilities at December 31, 2018 was $0.1 million and $0.4 million, respectively, and related to performance of research and development services and straight-line revenue recognition associated with maintenance agreements.

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

Under the new guidance, lessor accounting is largely unchanged. As of September 30, 2019, the Company was the lessor of T2Dx instruments. The lease agreements typically do not include fixed rental payments, but rather rental revenue is earned through usage-based variable lease payments. In accordance with ASC 842 the Company recognized lease revenue related to variable lease payments in the period in which it was earned. For the three and nine months ended September 30, 2019, the Company recognized $0.1 million and $0.2 million, respectively, of lease revenue for instrument rentals.

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

In June 2018, the FASB issued ASU No. 2018-08, Not-For-Profit Entities – Clarifying the Scope and the Accounting Guidance for Contributions Received and Contributions Made (“ASU 2018-08”).  ASU 2018-18 clarifies how an entity determines whether a resource provider is participating in an exchange transaction by evaluating whether the resource provider is receiving commensurate value in return for the resources transferred.  The guidance is effective for annual periods beginning after June 15, 2018, including interim periods within those annual periods, and has been adopted on a modified prospective basis.  The modified prospective adoption is applied to agreements that are not completed as of the effective date, or entered into after the effective date.  Under the modified prospective adoption approach, prior period results have not been restated and no cumulative-effect adjustment has been recorded.  As a result of applying ASU 2018-18, the Company recorded revenue of $0.1 million and $0.9 million earned under its agreement with CARB-X (Note 11) as contribution revenue during the three and nine months ended September 30, 2019, respectively.

Accounting Standards Issued, Not Adopted

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (“ASU 2018-13”), which eliminates, adds and modifies certain disclosure requirements for fair value measurements. The amendment is effective for interim and annual reporting periods beginning after December 15, 2019. The Company is currently assessing the impact this will have on the financial statements.

In November 2018, the FASB issued ASU No. 2018-18, Collaborative Arrangements (“ASU 2018-18”), which clarifies the interaction between ASC 808, Collaborative Arrangements and ASC 606, Revenue from Contracts with Customers. Certain transactions between participants in a collaborative arrangement should be accounted for under ASC 606 when the counterparty is a customer. In addition, ASU 2018-18 precludes an entity from presenting consideration from a transaction in a collaborative arrangement as revenue if the counterparty is not a customer for that transaction. ASU 2018-18 should be applied retrospectively to the date of initial application of ASC 606. This guidance is effective for interim and fiscal periods beginning after December 15, 2019. The Company is currently assessing the impact this will have on the financial statements.

Emerging Growth Company Status

In April 2012, the Jumpstart Our Business Startups Act, or the JOBS Act, was enacted in the United States. Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act, as amended, for complying with new or revised accounting standards. Thus, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have irrevocably elected not to avail ourselves of this extended transition period and, as a result, we will adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As of December 31, 2019, the Company will no longer qualify as an emerging growth company.

3. Fair Value Measurements

The Company measures the following financial assets at fair value on a recurring basis. There were no transfers between levels of the fair value hierarchy during any of the periods presented. The following tables set forth the Company’s financial assets carried at fair value categorized using the lowest level of input applicable to each financial instrument as of September 30, 2019 and December 31, 2018 (in thousands):

	Balance at September 30, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash	$11,926	$11,926	$—	$—
Money market funds	4,287	4,287	—	—
Restricted cash	180	180	—	—
	$16,393	$16,393	$—	$—

Liabilities:
Derivative liability	$2,603	$—	$—	$2,603
	$2,603	$—	$—	$2,603

	Balance at December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash	$6,868	$6,868	$—	$—
Money market funds	43,937	43,937	—	—
Restricted cash	180	180	—	—
	$50,985	$50,985	$—	$—

Liabilities:
Derivative liability	$2,142	$—	$—	$2,142
	$2,142	$—	$—	$2,142

The Company maintains certificates of deposit, classified as restricted cash, for $0.2 million (Note 4). The Company’s Term Loan Agreement with CRG (Note 6) contains certain provisions that change the underlying cash flows of the instrument, including acceleration of the obligations under the Term Loan Agreement under an event of default. In addition, under certain circumstances, a default interest rate of an additional 4.0% per annum will apply at the election of CRG on all outstanding obligations during the occurrence and continuance of an event of default. The Company concluded that these features are not clearly and closely related to the host instrument, and represent a single compound derivative that is required to be re-measured at fair value on a quarterly basis.

In March 2019, the Term Loan Agreement was amended to reduce the 2019 minimum revenue target to $9.0 million and eliminate the 2018 revenue target. In September 2019, the Term Loan Agreement was amended to extend the interest-only payment period through December 31, 2021, to extend the initial principal repayment to March 31, 2022, and to reduce the minimum revenue targets. The fair value of the derivative at September 30, 2019 and December 31, 2018 is $2.6 million and $2.1 million, respectively. The estimated fair value of the derivative, at both dates, was determined using a probability-weighted discounted cash flow model that includes contingent interest payments under the following scenarios: 4% contingent interest beginning in 2020 (70%) and 4% contingent interest beginning in 2021 (30%). Should the Company’s assessment of these probabilities change, including amendments of certain revenue targets, there could be a change to the fair value of the derivative liability.

The following table provides a roll-forward of the fair value of the derivative liability (in thousands):

Balance at December 31, 2018	$2,142
Change in fair value of derivative liability, recorded as interest expense	461
Balance at September 30, 2019	$2,603

4. Restricted Cash

The Company is required to maintain a security deposit for its operating lease agreement for the duration of the lease agreement and for its credit cards as long as they are in place. At September 30, 2019 and December 31, 2018, the Company had certificates of deposit for $0.2 million, which represented collateral as security deposits for its operating lease agreement for its facility and its credit cards.

5. Supplemental Balance Sheet Information

Accounts Receivable

         Accounts receivable consists of the following (in thousands):

	September 30, 2019	December 31, 2018
Accounts receivable	$873	$1,786
Unbilled receivables	700	—
Total accounts receivable	$1,573	$1,786

Inventories

Inventories are stated at the lower of cost or net realizable value on a first-in, first-out basis and are comprised of the following (in thousands):

	September 30, 2019	December 31, 2018
Raw materials	$1,903	$639
Work-in-process	1,586	1,713
Finished goods	621	325
Total inventories, net	$4,110	$2,677

Property and Equipment

Property and equipment consists of the following (in thousands):

	September 30, 2019	December 31, 2018
Office and computer equipment	$409	$409
Software	762	751
Laboratory equipment	4,747	4,636
Furniture	194	200
Manufacturing equipment	672	695
Manufacturing tooling and molds	255	255
T2-owned instruments and components	6,879	6,796
Leasehold improvements	3,497	3,437
Construction in progress	1,698	1,443
	19,113	18,622
Less accumulated depreciation and amortization	(12,799)	(11,307)
Property and equipment, net	$6,314	$7,315

Construction in progress is primarily comprised of equipment that have not been placed in service. T2-owned instruments and components is comprised of raw materials and work-in-process inventory that are expected to be used or used to produce T2-owned instruments, based on our business model and forecast, and completed instruments that will be used for internal research and development, clinical studies or reagent rental agreements with customers. At September 30, 2019, there were $0.6 million of raw materials and work-in-process inventory in T2-owned instruments and components compared to $0.3 million at December 31, 2018. Completed T2-owned instruments are placed in service once installation procedures are completed and are depreciated over five years. Depreciation expense for T2-owned instruments placed at customer sites pursuant to reagent rental agreements is recorded as a component of cost of product revenue and totaled approximately $0.2 million for the three months ended September 30, 2019 and 2018 and $0.6 million and $0.7 million for the nine months ended September 30, 2019 and 2018, respectively. Depreciation expense for T2-owned instruments used for internal research and development and clinical studies is recorded as a component of research and development expense. Depreciation and amortization expense of $0.5 million and $0.6 million was charged to operations for the three months ended September 30, 2019 and 2018, respectively, and $1.7 million and $1.9 million for the nine months ended September 30, 2019 and 2018, respectively.

There were no property and equipment under finance leases included with property and equipment as of September 30, 2019. Total property and equipment, gross, included $3.6 million for property and equipment recorded under finance leases as of December 31, 2018. Accumulated depreciation and amortization included $2.6 million for property and equipment recorded under finance leases as of December 31, 2018

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	September 30, 2019	December 31, 2018
Accrued payroll and compensation	$2,809	$2,940
Accrued research and development expenses	297	359
Accrued professional services	291	576
Operating lease liabilities	1,913	—
Other accrued expenses	3,490	2,198
Total accrued expenses and other current liabilities	$8,800	$6,073

At September 30, 2019 and December 31, 2018, the Company classified $2.1 million and $1.4 million, respectively, related to a fee associated with the Company’s Term Loan Agreement (Note 6), as other accrued expenses in the table above to match the current classification of the associated debt.

6. Notes Payable

Future principal payments on the notes payable are as follows (in thousands):

	September 30, 2019	December 31, 2018
Term loan agreement, net of deferred issuance costs of $2.0 million and $1.8 million, respectively	$42,258	$41,419
Equipment lease credit facility, net of immaterial deferred issuance costs	—	954
Total notes payable	42,258	42,373
Less: current portion of notes payable	(42,258)	(42,373)
Notes payable, net of current portion	$—	$—

The Term Loan Agreement with CRG is classified as a current liability on the balance sheet at September 30, 2019 and December 31, 2018 based on the Company’s consideration of the probability of violating the minimum liquidity covenant included in the Term Loan Agreement.  The Term Loan Agreement includes a subjective acceleration clause whereby an event of default, including a material adverse change in the business, operations, or conditions (financial or otherwise), could result in the acceleration of the obligations under the Term Loan Agreement. The contractual terms of the agreement, as amended, require quarterly principal payments of $12.0 million commencing March 31, 2022 through maturity December 31, 2022, respectively.

Term Loan Agreement

In December 2016, the Company entered into a Term Loan Agreement (the “Term Loan Agreement”) with CRG. The Company initially borrowed $40.0 million pursuant to the Term Loan Agreement, which has a six-year term with four years of interest-only payments (through December 30, 2020), after which quarterly principal and interest payments will be due through the December 30, 2022 maturity date. Interest on the amounts borrowed under the Term Loan Agreement accrues at an annual fixed rate of 11.5%, 3.5% of which may be deferred during the interest-only period by adding such amount to the aggregate principal loan amount. In addition, if the Company achieves certain financial performance metrics, the loan will convert to interest-only until the December 30, 2022 maturity, at which time all unpaid principal and accrued unpaid interest will be due and payable. The Company is required to pay CRG a financing fee based on the loan principal amount drawn. The Company is also required to pay a final payment fee of 8.0% of the principal outstanding upon repayment. The Company is accruing the final payment fee as interest expense and it is included as a current liability at September 30, 2019 and December 31, 2018 on the balance sheet.

The Company may prepay all or a portion of the outstanding principal and accrued unpaid interest under the Term Loan Agreement at any time upon prior notice subject to a certain prepayment fee during the first five years of the term and no prepayment fee thereafter. As security for its obligations under the Term Loan Agreement the Company entered into a security agreement with CRG whereby the Company granted a lien on substantially all of its assets, including intellectual property. The Term Loan Agreement also contains customary affirmative and negative covenants for a credit facility of this size and type, including a requirement to maintain a minimum cash balance. The Term Loan Agreement also requires the Company to achieve certain revenue targets, whereby the Company is required to pay double the amount of any shortfall as an acceleration of principal payments. In March 2019, the Term Loan Agreement was amended to reduce the 2019 minimum revenue target to $9.0 million and eliminate the 2018 revenue covenant.  In exchange for the amendment, the Company agreed to reset the strike price of the warrants to purchase a total of 528,958 shares of the Company’s common stock, issued in connection with the Term Loan Agreement, from $8.06 per share to $4.35 per share (Note 9).

In September 2019, the Term Loan Agreement was amended to extend the interest-only payment period through December 31, 2021, to extend the initial principal repayment to March 31, 2022, and to reduce the minimum product revenue target for 2019 from $9 million to $4 million, for the twenty-four month period beginning on January 1, 2019 from $95 million to $15 million and for the twenty-four month period beginning on January 1, 2020 from $140 million to $43 million. The final payment fee was increased from 8% to 10% of the principal amount outstanding upon repayment. The Company issued to CRG warrants to purchase 568,291 shares of the Company’s common stock (“New Warrants”) (Note 9) at an exercise price of $1.55, with typical provisions for termination upon a change of control or a sale of all or substantially all of the assets of the Company.  The Company also reduced the exercise price for the warrants previously issued to CRG to purchase an aggregate of 528,958 shares of the Company’s common stock to $1.55. All of the New Warrants are exercisable any time prior to September 9, 2029, and all of the previously issued warrants are exercisable any time prior to December 30, 2026. The Company accounted for the March 2019 and September 2019 amendments as modifications to the Term Loan Agreement.

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

The fair value of the derivative at September 30, 2019 and December 31, 2018 is $2.6 million and $2.1 million, respectively. The Company classified the derivative liability as accrued expenses and other current liabilities on the balance sheet at September 30, 2019 and December 31, 2018 to match the classification of the related Term Loan Agreement.

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

In April 2016 and June 2016, the Company completed the first two draws under the Credit Facility, of $2.1 million and $2.5 million, respectively. The Company made monthly payments of $67,000 under the first draw and $79,000 under the second draw. The borrowings under the Credit Facility were treated as finance leases and are included in property and equipment on the balance sheet. The amortization of the assets conveyed under the Credit Facility is included as a component of depreciation expense. During the three months ended September 30, 2019, the Company repurchased the equipment for $0.3 million in accordance with the terms of the Credit Facility.

7. Stockholders’ Equity

Equity Distribution Agreement

On July 30, 2019, the Company entered into the Sales Agreement with Canaccord, as agent, pursuant to which the Company may offer and sell shares of common stock, for aggregate gross sale proceeds of up to $30.0 million from time to time through Canaccord.

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

The Company has agreed to pay Canaccord for its services of acting as agent 3% of the gross proceeds from the sale of the shares pursuant to the Sales Agreement.  The Company has also agreed to provide Canaccord with customary indemnification for certain liabilities. At September 30, 2019, legal and accounting fees associated with the Sales Agreement were immaterial. Legal and accounting fees are expected to be changed to share capital upon issuance of shares under the Sales Agreement.

During the three months ended September 30, 2019, the Company sold 1,679,387 shares for net proceeds of $1.9 million after expenses in connection with the Sales Agreement.

Purchase Agreement

On July 29, 2019, the Company entered into a $30.0 million Purchase Agreement with Lincoln Park, pursuant to which the Company may sell and issue to Lincoln Park, and Lincoln Park is obligated to purchase, up to $30.0 million in value of its shares of common stock from time to time over a 36-month period starting from the effective date of the respective registration statement.

The Company may direct Lincoln Park, at its sole discretion, and subject to certain conditions, to purchase up to 200,000 shares of common stock on any business day, provided that at least one business day has passed since the most recent purchase. The amount of a purchase may be increased under certain circumstances provided, however, that Lincoln Park’s committed obligation under any single purchase shall not exceed $2.0 million. The purchase price of shares of common stock related to the future funding will be based on the then prevailing market prices of such shares at the time of sales as described in the Purchase Agreement.

In consideration for the execution and delivery of the Purchase Agreement, the Company issued 413,349 shares of common stock to Lincoln Park.

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

The number of shares reserved for future issuance under the 2014 Plan is the sum of (1) 823,529 shares, (2) any shares that were granted under the 2006 Plan which are forfeited, lapsed unexercised or are settled in cash subsequent to the effective date of the 2014 Plan and (3) an annual increase on the first day of each calendar year beginning January 1, 2015 and ending on January 1, 2024, equal to the lesser of (A) 4% of the shares outstanding (on an as-converted basis) on the final day of the immediately preceding calendar year, and (B) such smaller number of shares determined by the Company’s Board of Directors. As of September 30, 2019, there were 407,870 shares available for future grant under the Stock Incentive Plans.

Inducement Award Plan

The Company’s Amended and Restated Inducement Award Plan (“Inducement Plan”), which was adopted in March 2018 and amended and restated in February 2019, provides for the granting of equity awards to new employees, which includes options, restricted stock awards, restricted stock units, performance awards, dividend equivalent awards, stock payment awards and stock appreciation rights. The aggregate number of shares of common stock which may be issued or transferred pursuant to awards under the Inducement Plan is 1,625,000 shares. Any awards that forfeit, expire, lapse, or are settled for cash without the delivery of shares to the holder are available for the grant of an award under the Inducement Plan. Any shares repurchased by or surrendered to the Company that are returned shall be available for grant of an award under the Inducement Plan. The payment of dividend equivalents in cash in conjunction with any outstanding award shall not be counted against the shares available for issuance under the Inducement Plan. As of September 30, 2019, there were 752,708 shares available for future grant under the Inducement Plan.

Stock Options

During the nine months ended September 30, 2019 and 2018, the Company granted stock options with an aggregate fair value of $3.8 million and $5.5 million, respectively, which are being amortized into compensation expense over the vesting period of the options as the services are being provided.

The following is a summary of option activity under the Stock Incentive Plans and Inducement Plan (in thousands, except share and per share amounts):

	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value
Outstanding at December 31, 2018	4,241,833	$6.98	7.02	$471
Granted	2,683,200	2.11
Exercised	(938)	2.68
Forfeited	(373,388)	5.28
Cancelled	(119,270)	7.81
Outstanding at September 30, 2019	6,431,437	$5.03	7.46	$2,148
Exercisable at September 30, 2019	2,996,830	$7.30	5.35	$257
Vested or expected to vest at September 30, 2019	5,740,731	$5.28	7.23	$1,791

The weighted-average grant date fair values of stock options granted in the nine month periods ended September 30, 2019 and 2018 were $1.40 per share and $3.55 per share, respectively, and were calculated using the following estimated assumptions:

	Nine Months Ended
	September 30,
	2019	2018
Weighted-average risk-free interest rate	1.98%	2.66%
Expected dividend yield	—%	—%
Expected volatility	78%	68%
Expected terms	6.0 years	6.0 years

The total fair values of options that vested during the nine months ended September 30, 2019 and 2018 were $2.4 million and $2.3 million, respectively.

As of September 30, 2019, there was $6.5 million of total unrecognized compensation cost related to non-vested stock options granted under the Stock Incentive Plans and Inducement Plan. Total unrecognized compensation cost will be adjusted for future changes in the estimated forfeiture rate. The Company expects to recognize that cost over a remaining weighted-average period of 2.7 years as of September 30, 2019.

Restricted Stock Units

During the nine months ended September 30, 2019, the Company awarded shares of restricted stock units to certain employees and directors at no cost to them, which cannot be sold, assigned, transferred or pledged during the restriction period. The restricted stock and restricted stock units, excluding any restricted stock units with market conditions, vest through the passage of time, assuming continued employment. Restricted stock units are not included in issued and outstanding common stock until the shares are vested and released. As of December 31, 2018, 78,172 restricted stock units had vested but were not reflected as outstanding shares due to a deferred release date. These restricted stock units are reflected as outstanding shares at September 30, 2019. During the year ended December 31, 2018, an additional 73,172 restricted stock units vested but are not reflected as outstanding shares at September 30, 2019 and December 31, 2018 due to a deferred release date. The fair value of the restricted stock units, at the time of the grant, is expensed on a straight line basis. The granted restricted stock units had an aggregate fair value of $1.9 million, which are being amortized into compensation expense over the vesting period of the restricted stock units as the services are being provided.

Included in the nonvested restricted stock units at September 30, 2019 are 755,168 restricted stock units with market conditions, which vest upon the achievement of stock price targets. The compensation cost for restricted stock units with market conditions is being recorded over the derived service period and was $0.2 million and $0.9 million for the three months ended September 30, 2019 and 2018, respectively, and $1.0 million and $3.6 million for the nine months ended September 30, 2019 and 2018, respectively.

The following is a summary of restricted stock unit activity under the 2014 Plan (in thousands, except share and per share amounts):

	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2018	1,198,634	5.04
Granted	589,142	3.23
Vested	(189,129)	6.41
Forfeited	(286,889)	4.41
Cancelled	—	—
Nonvested at September 30, 2019	1,311,758	4.17

As of September 30, 2019, there was $1.6 million of total unrecognized compensation cost related to nonvested restricted stock units granted under the 2014 Plan. Total unrecognized compensation cost will be adjusted for future changes in the estimated forfeiture rate. The Company expects to recognize that cost over a remaining weighted-average period of 2.13 years, as of September 30, 2019.

Stock-Based Compensation Expense

The following table summarizes the stock-based compensation expense resulting from awards granted under Stock Incentive Plans, including the Inducement Plan and 2014 ESPP, that was recorded in the Company’s results of operations for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Cost of product revenue	$7	$23	$295	$408
Research and development	283	409	975	1,271
Selling, general and administrative	862	1,601	3,216	5,561
Total stock-based compensation expense	$1,152	$2,033	$4,486	$7,240

For the three months ended September 30, 2019 and 2018, stock-based compensation expenses capitalized as part of inventory or T2Dx instruments and components, respectively, were immaterial. For the nine months ended September 30, 2019, stock-based compensation expenses capitalized as part of inventory or T2Dx instruments and components, respectively, were immaterial. For the nine months ended September 30, 2018 $0.3 million of stock-based compensation expenses were capitalized as part of inventory or T2 instruments and components, respectively.

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

In connection with the September 2019 amendment of the Term Loan Agreement, the Company issued to CRG warrants to purchase 568,291 shares of the Company’s common stock at an exercise price of $1.55, with typical provisions for termination upon a change of control or a sale of all or substantially all of the assets of the Company.  The Company also reduced the exercise price for the warrants previously issued to CRG to $1.55. All of the New Warrants are exercisable any time prior to September 9, 2029. The warrants are classified within shareholders’ equity, and the proceeds were allocated between the debt and warrants based on their relative fair value. The fair value of the new and amended warrants was determined by the Black-Scholes-Merton option pricing model. The incremental fair value of the amended warrants of $0.1 million and the fair value of the New Warrants of $0.7 million were recorded as debt discount and additional paid-in-capital.

10. Net Loss Per Share

The following shares were excluded from the calculation of diluted net loss per share applicable to common stockholders, prior to the application of the treasury stock method, because their effect would have been anti-dilutive for the periods presented:

	Three and Nine Months Ended September 30,
	2019	2018
Options to purchase common shares	6,431,437	4,236,595
Restricted stock units	1,311,758	1,202,123
Warrants to purchase common stock	1,097,249	528,958
Total	8,840,444	5,967,676

11. Co-Development Agreements

Canon US Life Sciences

On February 3, 2015, the Company entered into a Co-Development Partnership Agreement (the “Co-Development Agreement”) with Canon U.S. Life Sciences, Inc. (“Canon”) to develop a diagnostic test panel to rapidly detect Lyme disease. On September 21, 2016, Canon became a related party when the Company sold the Canon shares for an aggregate cash purchase price of $39.7 million, which represented 19.9% of the outstanding shares of common stock of the Company.

Under the Co-Development Agreement, the Company recorded revenue of $0.1 million and $0.2 million for the three months ended September 30, 2019 and 2018, respectively. The Company recorded revenue of $0.2 million and $1.5 million during the nine months ended September 30, 2019 and 2018, respectively. The Company expects to record revenue over the next four months.

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

The Company did not record any revenue for the three and nine months ended September 30, 2019 and recorded revenue of $0.7 million and $2.9 million for the three and nine months ended September 30, 2018, respectively, under the Allergan Agreement.

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

The Company recorded revenue of $0.1 million and $0.4 million for the three months ended September 30, 2019 and 2018, respectively, under the CARB-X Agreement. The Company recorded revenue of $0.9 million and $0.9 million for the nine months ended September 30, 2019 and 2018, respectively, under the CARB-X agreement. The Company recorded CARB-X revenue as contribution revenue in 2019 upon adoption of a new accounting standard and research revenue in 2018. As the Company has recognized the $0.9 million that was awarded under the reimbursement option, the Company will not recognize any additional revenue under the CARB-X agreement.

US Government Contract

In September 2019, the Biomedical Advanced Research and Development Authority (“BARDA”) awarded the Company a milestone-based contract, with an initial value of $6 million, and a potential value of up to $69 million, if BARDA awards all contract options. BARDA operates within the Office of the Assistant Secretary for Preparedness and Response (“ASPR”) at the U.S. Department of Health and Human Services’ (“HHS”). If BARDA awards and the Company completes all options, the Company’s management believes it will enable a significant expansion of the Company’s current portfolio of diagnostics for sepsis-causing pathogen and anti-biotic resistance genes.

The Company recorded revenue of $0.3 million for the three and nine months ended September 30, 2019.

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

In August 2010, the Company entered into an operating lease for office and laboratory space at its headquarters in Lexington, Massachusetts. The lease commenced in January 2011, with the Company providing a security deposit of $400,000. In accordance with the operating lease agreement, the Company reduced its security deposit to $180,000 in January 2018, which is recorded as restricted cash in the condensed consolidated balance sheets. In March 2017, the Company entered into an amendment to extend the term to December 2021.

In May 2013, the Company entered into an operating lease for additional office, laboratory and manufacturing space in Wilmington, Massachusetts. In August 2018, the Company entered into an amendment to extend the term to December 2020.

In November 2014, the Company entered into an agreement to rent additional office space in Lexington, Massachusetts. In April 2015, the Company entered into an amendment to extend the term to December 31, 2017. In connection with this agreement, the Company paid a security deposit of $50,000, which is recorded as a component of other assets in the condensed consolidated balance sheets. In May 2015, the Company entered into an amendment to expand existing manufacturing facilities in Lexington, Massachusetts. In September 2017, the Company entered into an amendment to extend the term to December 31, 2021.

In November 2014, the Company entered into a lease for additional laboratory space in Lexington, Massachusetts. The lease term commenced in April 2015 and extended for six years. The rent expense, inclusive of the escalating rent payments, is recognized on a straight-line basis over the lease term. As an incentive to enter into the lease, the landlord paid approximately $1.4 million of the $2.2 million space build-out costs. Prior to the adoption of ASC 842, the incentive was recorded as a component of lease incentives on the condensed consolidated balance sheets and was amortized as a reduction in rent expense on a straight-line basis over the term of the lease. Upon adoption of the new standard the unamortized balance of the lease incentive as of January 1, 2019 was reclassified as a reduction to the initial recognition of the right-of-use asset related to this lease. In connection with this lease agreement, the Company paid a security deposit of $281,000, which is recorded as a component of both prepaid expenses and other current assets and other assets in the condensed consolidated balance sheets.

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

In April 2016 and June 2016, the Company completed the first two draws under the Credit Facility of $2.1 million and $2.5 million, respectively. The Company made monthly payments of $67,000 under the first draw and $79,000 under the second draw. The borrowings under the Credit Facility are treated as finance leases and are included in property and equipment on the balance sheet. The amortization of the assets conveyed under the Credit Facility is included as a component of depreciation expense. During the three months ended September 30, 2019, the Company repurchased the equipment for $0.3 million in accordance with the terms of the Credit Facility.

The following table summarizes the effect of operating and finance lease costs in the Company’s condensed consolidated statement of operations and comprehensive loss (in thousands):

Lease cost	Three months ended September 30, 2019	Nine months ended September 30, 2019
Finance lease cost:
Amortization of right-of-use assets	$—	$235
Interest on lease liabilities	—	36
Operating lease cost	499	1,497
Variable lease cost	163	483
Total lease cost	$662	$2,251

The following table summarizes supplemental information for the Company’s finance and operating leases:

Other information	Nine months ended September 30, 2019
Weighted-average remaining lease term - operating leases (in years)	2.1 years
Weighted-average discount rate - operating leases	11.9%

The minimum lease payments for the next five years and thereafter is expected to be as follows (in thousands):

September 30, 2019
Maturity of lease liabilities	Operating Leases
2019 (excluding the 9 months ended September 30, 2019)	$566
2020	2,314
2021	1,951
2022	23
2023	—
Thereafter	—
Total lease payments	$4,854
Less: effect of discounting	(551)
Present value of lease liabilities	$4,303

The following table summarizes the presentation of the Company’s operating leases in its condensed consolidated balance sheets (in thousands):

Leases	Classification	September 30, 2019
Assets
Operating lease assets	Operating lease assets	3,740
Total lease assets		$3,740

Liabilities
Current
Operating	Accrued expenses and other current liabilities	$1,913
Noncurrent
Operating	Noncurrent operating lease liabilities	2,390
Total lease liabilities		$4,303

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

License Agreement

In 2006, the Company entered into a license agreement with a third party, pursuant to which the third party granted the Company an exclusive, worldwide, sublicenseable license under certain patent rights to make, use, import and commercialize products and processes for diagnostic, industrial and research and development purposes. The Company agreed to pay an annual license fee ranging from $5,000 to $25,000 for the royalty‑bearing license to certain patents. The Company also issued a total of 84,678 shares of common stock pursuant to the agreement in 2006 and 2007, which were recorded at fair value at the date of issuance. The Company is required to pay royalties on net sales of products and processes that are covered by patent rights licensed under the agreement at a percentage ranging between 0.5% - 3.5%, subject to reductions and offsets in certain circumstances, as well as a royalty on net sales of products that the Company sublicenses at 10% of specified gross revenue. Royalties for the nine months ended September 30, 2019 and 2018 were immaterial.

Severance Agreement

          On July 30, 2019, the Company announced that founding CEO John McDonough was named Executive Chairman of the Board, effective immediately, and that the Company was undertaking a national search for a new CEO. Once that candidate is identified, Mr. McDonough will become non-executive Chairman of the Board. Mr. McDonough will continue in the role of CEO and Executive Chairman until his successor is in place. A successor has not been named.  Transition payments and health benefits under the terms of the agreement are estimated to be approximately $1.0 million, which will be paid over the 15 month period following the successor’s start date, and will be classified as selling, general and administrative expense over the anticipated period of the national search, estimated to be 8 months.  Such expenses were immaterial for the three and nine months ended September 30, 2019.

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

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of risks, uncertainties and assumptions described under the sections in this Quarterly Report on Form 10-Q entitled “Item 1A.—Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q. These forward looking statements are subject to numerous risks, including, without limitation, the following:

•	our status as an early stage company;
•	our expectation to incur losses in the future;
•	the market acceptance of our T2MR technology;
•	our ability to timely and successfully develop and commercialize our existing products and future product candidates;
•	the length and variability of our anticipated sales and adoption cycle;
•	our limited sales history;
•	our ability to gain the support of leading hospitals and key thought leaders and publish the results of our clinical trials in peer-reviewed journals;
•	our ability to successfully manage our growth;
•	our future capital needs and our need to raise additional funds;
•	the performance of our diagnostics;
•	our ability to compete in the highly competitive diagnostics market;
•	our ability to obtain marketing clearance from the FDA or regulatory clearance for new product candidates in the United States or any other jurisdiction;
•	impacts of and delays caused by future federal government shutdowns;
•	federal, state, and foreign regulatory requirements, including diagnostic product reimbursements and FDA regulation of our product candidates;
•	our ability to recruit, train and retain key personnel;
•	our ability to protect and enforce our intellectual property rights, including our trade secret protected proprietary rights in T2MR;
•	the impact of security breaches on our information technology systems;
•	the impact of short sellers on our share price;
•	our dependence on third parties;
•	our ability to continue as a going concern;
•	manufacturing and other product risks;
•	the impact of the adoption of new accounting standards; and
•	the Tax Cuts and Jobs Act of 2017 (Tax Reform).

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

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Item 1A.—Risk Factors” section of this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

On September 22, 2014, we received market clearance from the FDA for our first two products, the T2Dx Instrument and T2Candida, which have the ability to rapidly identify the five clinically relevant species of Candida, a fungal pathogen known to cause sepsis, directly from whole blood. On May 24, 2018, we received market clearance from the FDA for T2Bacteria, which runs on the T2Dx Instrument and has the ability to rapidly identify five of the most common and deadly sepsis-causing bacteria (members of the ESKAPE pathogens, as defined in Our T2Bacteria Panel) directly from whole blood. We have also developed and sell a research use only Candida auris assay for the rapid identification of Candida auris, a species of Candida that is highly drug resistant. We have developed a T2Resistance Panel for the early and sensitive detection of carbapenemase resistance markers and multiple hospitals are testing this new panel on a “research use only” basis. The T2Resistance Panel received FDA Breakthrough Device designation in February 2019 and we believe this designation will speed our clinical trial. An additional diagnostic application in development is called T2Lyme, which is focused on the detection of the bacteria that cause Lyme disease. Diagnostic applications for additional bacteria species and resistance markers were developed as part of a collaboration with CARB-X, a public-private partnership with the U.S. Department of Health and Human Services, or HHS, and the Wellcome Trust of London, focused on combatting antibiotic resistant bacteria. We anticipate that existing reimbursement codes will support our sepsis and Lyme disease product candidates, and that the anticipated economic savings associated with our sepsis products will be realized directly by hospitals. On August 2, 2019, the Company’s T2Bacteria Panel received a New Technology Add-on Payment from CMS, including a stand-alone ICD-10 Code for the T2Bacteria test. In the United States, we have built a direct sales force that is primarily targeting the top 1,200 hospitals with the highest concentration of patients at risk for sepsis-related infections. Internationally, we have primarily partnered with distributors that target large hospitals in their respective international markets.

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

We have never been profitable and have incurred net losses in each year since inception. Our accumulated deficit at September 30, 2019 was $362.1 million. Substantially all of our net losses resulted from costs incurred in connection with our research and development programs and from selling, general and administrative costs associated with our operations. We have incurred significant commercialization expenses related to product sales, marketing, manufacturing and distribution of our initial FDA-cleared products, T2Dx and T2Candida. In addition, we will continue to incur significant costs and expenses as we increase commercialization efforts for our most recent FDA-cleared product, T2Bacteria, and continue to develop other product candidates, improve existing products and maintain, expand and protect our intellectual property portfolio. We may seek to fund our operations through public equity or private equity or debt financings, as well as other sources. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements if and when needed would have a negative impact on our business, results of operations and financial condition and our ability to develop, commercialize and drive adoption of the T2Dx, T2Candida, T2Bacteria, and future T2MR-based diagnostics.

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

We believe that our existing cash and cash equivalents at September 30, 2019, along with funding available through our Sales Agreement with Canaccord and Purchase Agreement with Lincoln Park (Note 7), will be sufficient to allow us to fund our current operating plan at least a year from the issuance of these financial statements. However, because certain elements of our operating plan are outside of our control, including our ability to sell shares under the Sales Agreement and the Purchase Agreement, they cannot be considered probable according to accounting standards. Under ASC 205-40, the future receipt of potential funding from our Co-Development partners and other resources cannot be considered probable at this time because none of the plans are entirely within our control. In addition, we are required to maintain a minimum cash balance under our Term Loan Agreement with CRG (Note 6).

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

Our Commercial Products and the Unmet Clinical Need

The T2 Biosystems portfolio, including all current products utilizing T2MR technology that run on the T2Dx instrument, represent the only FDA-cleared products that detect and identify sepsis-causing bacterial and fungal pathogens directly from whole blood, without the need for blood culture. All other FDA-cleared products must wait for cells to divide in blood culture to achieve cell titer levels of greater than 1,000,000 CFU/mL. In contrast, the T2Direct Diagnostic products detect pathogens directly as they exist in blood, with limits of detection of 1 to 11 CFU/mL. The result is at least two days faster in time to pathogen identification, as demonstrated by two clinical trials, each including greater than 1,400 patients in addition to many clinical cases and independent studies.

The current standard of care is to treat patients suspected of a bloodstream infection using empiric antimicrobial therapy without diagnostic evidence, and then to revise therapy when diagnostic evidence is available. But as demonstrated by a meta-analysis of 70 studies, the proportion of infected patients receive effective therapy by the empiric approach is only 53.5%. However, the proportion of patients placed on effective therapy after receiving a diagnostic species identification from a blood sample is greater than 95%. We believe this is the principal value of our T2 Biosystems portfolio, to increase the proportion of patients on effective therapy from 55% to 95% within three to five hours, instead of days.

The benefits to clinical care outcomes from faster time to effective therapy include a reduction in average patient length of stay within a hospital, increased hospital cost savings, and reduced mortality. Across three interventional studies, the mean ratio of length of stay reduction to time to effective therapy was 2.7 hours. In other words, for every one hour faster time to effective therapy, patient length of stay was reduced by 2.7 hours. The mean reduction in length of stay from early effective therapy in these studies was up to eight days and an independent economic analysis found a $1,149 cost savings per patient tested with the T2Candida Panel. An independent economic review also found rapid, direct-from-blood diagnostics result in cost savings when sensitivity is greater than 52%, the cost of the test is less than $270, and results are returned within two to seven hours. All of these requirements are met by the T2Direct Diagnostic panels. Additionally, in septic shock patients, every hour delaying effective antimicrobial therapy decreases survival by an estimated 7.6%. In 111,816 patients given a New York State mandated sepsis bundle, the relative probability of death increased by four percent for every hour delay in the administration of effective therapy. In a retrospective analysis of 70 studies, compared to patients given an appropriate empiric antimicrobial therapy, patients given inappropriate empiric antimicrobials showed over two-times higher probability of death. Taken together, T2 Biosystems allow for a reduction in time to effective therapy by multiple days, which are realized as patient and hospital benefits in reduced length of stay, cost of care, and mortality.

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

The results from our pivotal clinical trial for T2Bacteria, which was recently published in the Annals of Internal Medicine, demonstrated that T2Bacteria can deliver actionable results in an average of 5.4 hours, compared to an average of 60 hours for detecting the same species by blood culture. In addition, T2Bacteria identified 69 patients with bloodstream infections that were missed by the paired blood culture that was simultaneously run. The pivotal study was a study of over 1,400 patient samples collected across 11 hospital and hospital systems across the United States. The investigators concluded the following: (a) T2Bacteria demonstrated accuracy, including overall sensitivity of 90% and overall average specificity of 98%; (b) blood culture species identification results took an average of 3 days while T2Bacteria took an average of only 5.4 hours in the clinical trial, providing results more than 2.5 days faster; (c) 66% of patients in the clinical trial with a bloodstream infection confirmed by T2 and blood culture could have benefited from earlier appropriate antibiotics based on the rapid T2Bacteria result. A separate presentation on T2Bacteria at ASM Microbe 2018 by clinicians at Ochsner Medical Center found the following: (a) T2Bacteria detected 14 infections missed by a paired blood culture – but proven to be a true infection by other cultures; (b) T2Bacteria identified every infection detected by blood culture of the target species (100% sensitivity); and (c) T2Bacteria was accurate in identifying samples without an infection, with 99% average specificity. The authors concluded that the advantages of T2Bacteria over blood culture could make it a valuable tool to enable faster time to targeted antibiotic therapy and reduced use of unnecessary antibiotics. Also at ASM Microbe 2018, clinicians from Northwestern University presented its findings that T2Bacteria was more sensitive when compared to blood culture testing and detected 18 clinically important urinary and respiratory infections that were missed by blood culture. The authors concluded that T2Bacteria may improve patient care by providing clinicians rapid and actionable information for treating patients. In November 2015, the Company presented preliminary data demonstrating the ability of our T2Bacteria product candidate to provide the rapid and sensitive identification of certain sepsis-causing bacteria included in the panel, directly from whole blood. The bacteria species included in T2Bacteria are Staphylococcus aureus, Enterococcus faecium, Escherichia coli, Klebsiella pneumoniae, and Pseudomonas aeruginosa. The five bacteria species in our T2Bacteria Panel are responsible for about half of all septic infections.

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

On August 2, 2019, the United States Centers for Medicare & Medicaid Services (CMS) granted approval for a New Technology Add-on Payment (NTAP) for the T2Bacteria Panel for FY 2020. In its FY 2020 inpatient prospective payments system final rule, CMS explained: “the T2Bacteria Test Panel represents a substantial clinical improvement over existing technologies because it reduces the proportion of patients on inappropriate therapy, thus reducing the rate of subsequent diagnostic or therapeutic intervention as well as length of stay and mortality rates caused by sepsis causing bacterial infections.” With this designation, hospitals in the United States treating Medicare inpatients with sepsis will now be eligible for a NTAP, in addition to the standard payment amount. In the final rule, CMS determined a maximum NTAP amount of $97.50 for the T2Bacteria Panel in addition to the diagnosis-related group (MS-DRG)-based reimbursement that hospitals receive under the Medicare Hospital Inpatient Prospective Payment System (IPPS). Hospitals will be eligible for the NTAP for any in-patient T2Bacteria Panel tests performed on Medicare patients beginning October 1, 2019. The maximum NTAP reimbursement for a qualifying case involving the use of the T2Bacteria Panel is $97.50, (65 percent of the list price of one T2Bacteria Panel test) in addition to standard hospital payment under the appropriate sepsis MS-DRG codes. According to CMS there are more than 30 million Medicare patients in the United States enrolled in Medicare fee-for-service.

Our T2 Biosystems Portfolio

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

We believe our T2 Biosystems Portfolio addresses a significant unmet need in in vitro diagnostics by providing:

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

US Government Contract

In September 2019, the Biomedical Advanced Research and Development Authority (“BARDA”) awarded the Company a milestone-based contract, with an initial value of $6 million, and a potential value of up to $69 million, if BARDA awards all contract options. BARDA operates within the Office of the Assistant Secretary for Preparedness and Response (“ASPR”) at the U.S. Department of Health and Human Services’ (“HHS”).” If BARDA awards and the Company completes all options, Management believes it will enable a significant expansion of the Company’s current portfolio of diagnostics for sepsis-causing pathogen and anti-biotic resistance genes.

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

Fees paid to member-owned group purchasing organizations (“GPOs”) are deducted from related product revenues

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

Results of Operations for the Three Months Ended September 30, 2019 and 2018

	Three Months Ended September 30,
	2019	2018	Change
	(in thousands)
Revenue:
Product revenue	$1,177	$1,218	$(41)
Research revenue	56	1,248	(1,192)
Contribution revenue	444	—	444
Total revenue	1,677	2,466	(789)
Costs and expenses:
Cost of product revenue	3,944	3,042	902
Research and development	4,098	2,725	1,373
Selling, general and administrative	5,981	5,873	108
Total costs and expenses	14,023	11,640	2,383
Loss from operations	(12,346)	(9,174)	(3,172)
Interest expense, net	(1,876)	(1,836)	(40)
Other income, net	51	243	(192)
Net loss	$(14,171)	$(10,767)	$(3,404)

Product revenue

Product revenue was $1.2 million for the three months ended September 30, 2019 and 2018.

Research revenue

Research revenue was $0.1 million for the three months ended September 30, 2019, compared to $1.2 million for the three months ended September 30, 2018, a decrease of $1.1 million. The decrease primarily was the result of $0.5 million less revenue recognized related to our Co-Development Agreement with Allergan Sales, which completed in October 2018, and $0.1 million less revenue from services delivered under our Co-Development Agreement with Canon Life Sciences. Research revenue for the three months ended September 30, 2018 included $0.4 million from our cost-sharing agreement with CARB-X.  Revenue from our cost-sharing agreement with CARB-X, for the three months ended September 30, 2019, is recorded as contribution revenue, a result of adopting a new accounting standard.

Contribution revenue

Contribution revenue of $0.4 million, for the three months ended September 30, 2019, relates to our cost-sharing agreement with CARB-X and our US Government Contract, which began in September 2019. Revenue related to our cost-sharing agreement with CARB-X, for the three months ended September 30, 2018, was recorded as research revenue.

Cost of product revenue

Cost of product revenue was $3.9 million for the three months ended September 30, 2019, compared to $3.0 million for the three months ended September 30, 2018, an increase of $0.9 million driven primarily by unabsorbed manufacturing overhead capacity offset in part by reduced consumables scrap rates from improved manufacturing processes.

Research and development expenses

Research and development expenses were $4.1 million for the three months ended September 30, 2019, compared to $2.7 million for the three months ended September 30, 2018, an increase of $1.4 million. The increase was driven by higher R&D materials cost of $0.8 million due to increased R&D activity, increased travel of $0.2 and payroll of $0.2 million.  Increased travel and payroll are the result of higher headcount. Research and development expense also increased $0.2 million from higher lab expenses associated with research and development projects.

Selling, general and administrative expenses

Selling, general and administrative expenses were $6.0 million for the three months ended September 30, 2019, compared to $5.9 million for the three months ended September 30, 2018, an increase of $0.1 million driven by $0.7 million higher wages and travel associated with the medical science liaison team, $0.5 million of costs to recover from the cyber-attack, $0.2 million for insurance, offset by $0.7 million reduced stock compensation expense due to the vesting of restricted stock units with market conditions, causing acceleration of expense, during the nine months ended September 30, 2018, $0.4 million lower incentive compensation associated with revenue performance, and $0.1 million reductions in tradeshow spending and other expense reductions.

Interest expense, net

Interest expense, net, was $1.9 million for the three months ended September 30, 2019, compared to $1.8 million for the three months ended September 30, 2018, an increase of $0.1 million.

Other income, net

Other income, net, was $0.1 million for the three months ended September 30, 2019 compared to $0.2 million for the three months ended 2018.

Results of Operations for the Nine Months Ended September 30, 2019 and 2018

	Nine Months Ended September 30,
	2019	2018	Change
	(in thousands)
Revenue:
Product revenue	$3,765	$3,486	$279
Research revenue	269	5,222	(4,953)
Contribution revenue	1,232	—	1,232
Total revenue	5,266	8,708	(3,442)
Costs and expenses:
Cost of product revenue	13,153	9,773	3,380
Research and development	12,047	11,193	854
Selling, general and administrative	19,756	19,238	518
Total costs and expenses	44,956	40,204	4,752
Loss from operations	(39,690)	(31,496)	(8,194)
Interest expense, net	(5,658)	(4,910)	(748)
Other income, net	383	402	(19)
Net loss	$(44,965)	$(36,004)	$(8,961)

Product revenue

Product revenue was $3.8 million for the nine months ended September 30, 2019 compared to $3.5 million for the nine months ended September 30, 2018, an increase of $0.3 million. The increase was driven by higher T2Dx instrument sales.

Research revenue

Research revenue was $0.3 million for the nine months ended September 30, 2019, compared to $5.2 million for the nine months ended September 30, 2018, a decrease of $4.9 million. The decrease was primarily the result of $2.8 million less of revenue recognized related to our Co-Development Agreement with Allergan Sales, which completed in October 2018, and $1.2 million less of revenue recognized under our Co-Development Agreement with Canon US Life Sciences, a result of achieving a $2.0 million milestone during the nine months ended September 30, 2018. Research revenue for the nine months ended September 30, 2018 included $0.9 million from our cost-sharing agreement with CARB-X.  Revenue from our cost-sharing agreement with CARB-X for the nine months ended September 30, 2019 is recorded as contribution revenue, a result of adopting a new accounting standard.

Contribution revenue

Contribution revenue of $1.2 million, for the nine months ended September 30, 2019, relates to our cost-sharing agreement with CARB-X of $0.9 million and our US Government Contract of $0.3 million, which began in September 2019. Revenue related to our cost-sharing agreement with CARB-X for the nine months ended September 30, 2018 was recorded as research revenue.

Cost of product revenue

Cost of product revenue was $13.2 million for the nine months ended September 30, 2019, compared to $9.8 million for the nine months ended September 30, 2018, an increase of $3.4 million. The increase in cost was driven by $1.1 million of reagent rental placement costs from higher placements, $0.8 from higher consumables and instrument sales volumes, $0.6 million manufacturing scrap incurred before the improved consumables manufacturing process, $0.5 service repairs to a growing reagent rental instrument base and $0.4 in instrument design change costs.

Research and development expenses

Research and development expenses were $12.0 million for the nine months ended September 30, 2019, compared to $11.2 million for the nine months ended September 30, 2018, an increase of $0.8 million. The increase was attributed to increased payroll expenses of $0.4 million and increased travel expenses of $0.2 million due to higher headcount.  Research and development expense also increased $0.2 million from higher lab expenses associated with research and development projects.

Selling, general and administrative expenses

Selling, general and administrative expenses were $19.8 million for the nine months ended September 30, 2019, compared to $19.2 million for the nine months ended September 30, 2018, an increase of $0.6 million. The increase was attributed to increased payroll expenses of $1.8 million and increased travel expenses of $0.4 million due to an increase in medical affairs personnel, $0.5 million for systems restoration from the cyber-attack and $0.2 million for insurance and other expenses. The increase was partially offset by a $2.3 million decrease in stock compensation expense due to the vesting of restricted stock units with market conditions, causing acceleration of expense, during the nine months ended September 30, 2018.

Interest expense, net

Interest expense, net, was $5.7 million for the nine months ended September 30, 2019, compared to $4.9 million for the nine months ended September 30, 2018, an increase of $0.8 million, primarily due to the change in fair value of the derivative.

Other income, net

Other income, net, was $0.4 million for the nine months ended September 30, 2019 and 2018.

Liquidity and Capital Resources

We have incurred losses and cumulative negative cash flows from operations since our inception, and as of September 30, 2019 and December 31, 2018 we had an accumulated deficit of $362.1 million and $317.2 million respectively. Having obtained clearance from the FDA and a CE mark in Europe to market the T2Dx, T2Candida, and T2Bacteria, the Company has incurred significant commercialization expenses related to product sales, marketing, manufacturing and distribution. The Company may seek to fund its operations through public equity or private equity or debt financings, as well as other sources. However, the Company may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. The Company’s failure to raise capital or enter into such other arrangements if and when needed would have a negative impact on the Company’s business, results of operations and financial condition and the Company’s ability to develop and commercialize T2Dx, T2Candida, T2Bacteria, and other product candidates.

Historically, the Company has funded its operations primarily through its August 2014 initial public offering, its December 2015 public offering, its September 2016 private investment in public equity (“PIPE”) financing, its September 2017 public offering, its June 2018 public offering, its July 2019 establishment of an Equity Distribution Agreement and equity Purchase Agreement, private placements of redeemable convertible preferred stock and debt financing arrangements.

Equity Distribution Agreement

On July 30, 2019, the Company entered into an Equity Distribution Agreement (the “Sales Agreement”) with Canaccord Genuity LLC, as agent (“Canaccord”), pursuant to which the Company may offer and sell shares of common stock, for aggregate gross sale proceeds of up to $30.0 million from time to time through Canaccord.

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

The Company has agreed to pay Canaccord for its services of acting as agent 3% of the gross proceeds from the sale of the Shares pursuant to the Sales Agreement.  The Company has also agreed to provide Canaccord with customary indemnification and contribution rights. At September 30, 2019, legal and accounting fees associated with the Sales Agreement were immaterial. Legal and accounting fees are expected to be reclassified to share capital upon issuance of shares under the Sales Agreement.

This Quarterly Report on Form 10-Q shall not constitute an offer to sell or a solicitation of an offer to buy any securities, nor shall there be any sale of these securities in any state or jurisdiction in which such an offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such state or other jurisdiction.

Purchase Agreement

On July 29, 2019, the Company entered into a $30.0 million purchase agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”), pursuant to which the Company may sell and issue to Lincoln Park, and Lincoln Park is obligated to purchase, up to $30.0 million in value of its shares of common stock from time to time over a 36-month period starting from the effective date of the respective registration statement.

The Company may direct Lincoln Park, at its sole discretion, and subject to certain conditions, to purchase up to 200,000 shares of common stock on any business day, provided that at least one business day has passed since the most recent purchase. The amount of a purchase may be increased under certain circumstances provided, however, that Lincoln Park’s committed obligation under any single purchase shall not exceed $2.0 million. The purchase price of shares of common stock related to the future funding will be based on the then prevailing market prices of such shares at the time of sales as described in the Purchase Agreement.

In consideration for the execution and delivery of the Purchase Agreement, the Company issued 413,349 shares of common stock to Lincoln Park.

Plan of operations and future funding requirements

As of September 30, 2019 and December 31, 2018 we had unrestricted cash and cash equivalents of approximately $16.2 million and $50.8 million respectively. Currently, our funds are primarily held in money market funds invested in U.S. government agency securities. Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, costs related to our products, clinical trials, laboratory and related supplies, supplies and materials used in manufacturing, legal and other regulatory expenses and general overhead costs.

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

Going Concern

Our ability to continue operations after September 30, 2019 will depend on our ability to obtain additional funding, as to which no assurances can be given. These conditions raise substantial doubt about our ability to continue as a going concern. There can be no assurance that any financing by us can be realized, or if realized, what the terms of any such financing may be, or that any amount that we are able to raise will be adequate.

We believe that our existing cash and cash equivalents at September 30, 2019, along with funding available through our Sales Agreement with Canaccord and Purchase Agreement with Lincoln Park, will be sufficient to allow us to fund our current operating plan at least a year from the issuance of these financial statements. Should our current operating plan not materialize, Management's plans include raising additional funding, earning milestone payments pursuant to the Company’s Co- Development agreements, delaying certain research projects and capital expenditures and eliminating certain future operating expenses in order to fund operations at reduced levels for the Company to continue as a going concern for a period of 12 months from the date the financial statements are issued. Management has concluded the likelihood that its plan to obtain sufficient funding from one or more of these sources or adequately reduce expenditures will be successful, while reasonably possible, is less than probable. The Term Loan Agreement requires us to achieve certain annual revenue targets, whereby we are required to pay double the amount of any shortfall as an acceleration of principal payments, and maintain a minimum liquidity amount.  Should we fall short of the revenue target we would seek a waiver of this provision. There can be no assurances that we would be successful in obtaining a waiver. We are also required to maintain a minimum cash balance under our Term Loan Agreement with CRG.

Cash flows

The following is a summary of cash flows for each of the periods set forth below:

	Nine Months Ended September 30,
	2019	2018
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(35,242)	$(30,450)
Investing activities	(735)	(950)
Financing activities	1,385	49,746
Net (decrease) increase in cash, cash equivalents and restricted cash	$(34,592)	$18,346

Net cash used in operating activities

Net cash used in operating activities was approximately $35.2 million for the nine months ended September 30, 2019, and consisted of a net loss of $44.9 million adjusted for non-cash items including stock-based compensation expense of $4.5 million, depreciation and amortization expense of $1.7 million, non-cash interest expense of $1.8 million, amortization of operating lease right-of-use assets of $1.1 million, a change in the fair value of the derivative instrument of $0.5 million, and a net change in operating assets and liabilities of $0.3 million, primarily related to an increase in accounts payable of $2.7 million due to timing of payments, an increase in accrued expenses of $1.3 million due to timing of interest payments, a decrease in accounts receivable of $0.2 million due to less outstanding instrument invoices and partially offset by a decrease in operating lease liabilities of $1.7 million, a decrease in deferred revenue of $0.1 million, an increase in prepaid expenses and other assets of $0.6 million primarily related to tradeshows and insurance and a $1.5 million increase in instrument inventories to meet anticipated demand.

Net cash used in operating activities was approximately $30.5 million for the nine months ended September 30, 2018, and consisted of a net loss of $36.0 million adjusted for non-cash items including stock-based compensation expense of $7.5 million, depreciation and amortization expense of $1.9 million, non-cash interest expense of $1.7 million, an impairment charge of $0.2 million, offset by a change in the fair value of the derivative instrument of $0.2 million, deferred rent of $0.2 million, and a net change in operating assets and liabilities of $5.3 million, primarily related to an increase in accounts receivable of $1.3 million from increased instrument sales and our cost-sharing agreement with CARB-X, a decrease in accrued expenses and accounts payable of $0.8 million due to clinical, bonus and professional fees, a decrease in deferred revenue of $0.8 million primarily from our Co-Development Agreement with Allergan Sales, LLC, and an increase in prepaid expenses and other assets of $1.3 million.

Net cash used in investing activities

Net cash used in investing activities was approximately $0.7 million for the nine months ended September 30, 2019, and consisted of costs to acquire property and equipment.

Net cash used in investing activities was approximately $1.0 million for the nine months ended September 30, 2018, and consisted of costs to acquire property and equipment.

Net cash used in / provided by financing activities

Net cash provided by financing activities was approximately $1.4 million for the nine months ended September 30, 2019, and consisted of repayments of finance leases of $0.9 million, partially offset by proceeds from issuance of common stock of $0.4 million and $1.9 million proceeds from secondary offering.

Net cash provided by financing activities was approximately $49.7 million for the nine months ended September 30, 2018, and consisted primarily of the net proceeds from the June 2018 public offering of $49.2 million and proceeds from the exercise of stock options of $1.6 million, which were partially offset by $1.1 million of repayments of notes payable.

Borrowing Arrangements

Term Loan Agreement

In December 2016, we entered into a Term Loan Agreement (the “Term Loan Agreement”) with CRG. We borrowed $40.0 million pursuant to the Term Loan Agreement, which has a six-year term with four years of interest-only payments (through December 30, 2020), after which quarterly principal and interest payments will be due through the December 30, 2022 maturity date. Interest on the amounts borrowed under the Term Loan Agreement accrues at an annual fixed rate of 11.5%, 3.5% of which may be deferred during the interest-only period by adding such amount to the aggregate principal loan amount. In addition, if we achieve certain financial performance metrics, the loan will convert to interest-only until the December 30, 2022 maturity, at which time all unpaid principal and accrued unpaid interest will be due and payable. We are required to pay CRG a financing fee based on the loan principal amount drawn. We are also required to pay a final payment fee of 8.0% of the principal outstanding upon repayment. We are accruing the final payment fee as interest expense and it is included as a current liability at September 30, 2019 and December 31, 2018 on the balance sheet.

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

In connection with the Term Loan Agreement, we issued to CRG warrants to purchase a total of 528,958 shares of common stock in December 2016. The warrants are exercisable any time prior to December 30, 2026 at an original price of $8.06 per share, with typical provisions for termination upon a change of control or sale of all or substantially all of our assets.

In March 2019, the Term Loan Agreement was amended to reduce the 2019 minimum revenue target to $9.0 million and delete the 2018 revenue covenant.  In exchange for the amendment, we agreed to reset the strike price of the warrants issued in connection with the Term Loan Agreement, from $8.06 per share to $4.35 per share. The fair value of the warrants was determined by the Black-Scholes-Merton option pricing model, with an amended fair value of $0.9 million. The incremental fair value of the modified instrument of $0.1 million was recorded as debt discount and additional paid-in-capital.

In September 2019, the Term Loan Agreement was amended to extend the interest-only payment period through December 31, 2021, to extend the initial principal repayment to March 31, 2022, and to reduce the minimum product revenue target for 2019 from $9 million to $4 million, for the twenty-four month period beginning on January 1, 2019 from $95 million to $15 million and for the twenty-four month period beginning on January 1, 2020 from $140 million to $43 million. The final payment fee was increased from 8% to 10% of the principal amount outstanding upon repayment. The Company issued to CRG warrants to purchase 568,291 shares of the Company’s common stock (Note 9) at an exercise price of $1.55, with typical provisions for termination upon a change of control or a sale of all or substantially all of the assets of the Company.  All of the New Warrants are exercisable any time prior to September 9, 2029. The Company also reduced the exercise price for the warrants previously issued to CRG to purchase an aggregate of 528,958 shares of the Company’s common stock to $1.55 per share. The fair value of the new warrants and the incremental fair value of the amended warrants was determined by the Black-Scholes-Merton option pricing model. The incremental fair value of the amended warrants of $0.1 million and the fair value of the new warrants of $0.7 million were recorded as debt discount and additional paid-in-capital.

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

The fair value of the derivative at September 30, 2019 and December 31, 2018 is $2.6 million and $2.1 million, respectively. We classified the derivative liability as accrued expenses and other current liabilities on the balance sheet at September 30, 2019 and December 31, 2018 to match the classification of the related Term Loan Agreement.

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

In April 2016 and June 2016, we completed the first two draws under the Credit Facility of $2.1 million and $2.5 million, respectively. We made monthly payments of $67,000 under the first draw and $79,000 under the second draw. The borrowings under the Credit Facility were treated as finance leases and are included in property and equipment on the balance sheet. The amortization of the assets conveyed under the Credit Facility is included as a component of depreciation expense. During the three months ended September 30, 2019, the Company repurchased the equipment for $0.3 million in accordance with the terms of the Credit Facility.

Contractual Obligations and Commitments

On July 30, 2019, the Company announced that founding CEO John McDonough was named Executive Chairman of the Board, effective immediately, and that the Company was undertaking a national search for a new CEO. Once that candidate is identified, Mr. McDonough will become non-executive Chairman of the Board. Mr. McDonough will continue in the role of CEO and Executive Chairman until his successor is in place. A successor has not been named.  Transition payments and health benefits under the terms of the agreement are estimated to be approximately $1.0 million, which will be paid over the 15 month period following the successor’s start date, and will be classified as selling, general and administrative expense over the anticipated period of the national search, estimated to be 8 months.  Such expenses were immaterial for the three and nine months ended September 30, 2019.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk related to changes in interest rates. As of September 30, 2019 and December 31, 2018, we had cash and cash equivalents of $16.2 million and $50.8 million, respectively, held primarily in money market funds consisting of U.S. government agency securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term securities. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate one percent change in interest rates would not have a material effect on the fair market value of our portfolio. As of September 30, 2019 and December 31, 2018, we had no outstanding debt exposed to variable market interest rates.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

          Management of the Company, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of September 30, 2019. Management, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of September 30, 2019. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.

         Based on the evaluation of our disclosure controls and procedures as September 30, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company’s disclosure controls and procedures were not effective due to a material weakness in our internal control over the quality, frequency and periodic testing of the backup of the Company’s Information Systems (“IT”) data.

         The Company backs up IT data monthly to a tape system and stores the tapes offsite in a secure location for use in data recovery such as in response to the cyber-attack described in this Form on 10-Q.  However, Management determined that the frequency of the backup, monthly, presents a potential loss of data that takes an inordinate amount of time to recover, in this instance preventing the Company from filing this report on Form 10-Q timely without filing an extension.  Furthermore, Management determined that semi-annual data recovery testing to a secure environment to insure the integrity and recoverability of the data, were not performed.  Because these tests were not performed, the Company did not detect flaws in the backup data timely and this flawed data required a lengthy data recovery process which delayed the Company’s ability to prepare timely and accurate financial statements. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2019.

We are developing and implementing new control processes and procedures to address this weakness. We have upgraded our tape backup system, we are implementing redundant cloud-based backup processes and we are increasing the frequency of backup to minimize data loss to shorter timeframes of days versus a month.  We are implementing a semi-annual data recovery process to a secure environment to ensure data integrity.

(b) Changes in Internal Control over Financial Reporting

        Except as noted above, there have been no changes to the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On July 30, 2019, the Company announced that founding CEO John McDonough was named Executive Chairman of the Board, effective immediately, and that the Company was undertaking a national search for a new CEO. Once that candidate is identified, Mr. McDonough will become non-executive Chairman of the Board. Mr. McDonough will continue in the role of CEO and Executive Chairman until his successor is in place. A successor has not been named.

Item 6. Exhibits, Financial Statement Schedules

Exhibit Number	Exhibit Description

3.1	Restated Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K (File No. 001-36571) filed on August 12, 2014)

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K (File No. 001-36571) filed on August 12, 2014)

10.1*†	Amendment No. 5 to Term Loan Agreement, dated as of September 10, 2019, by and among the Company, CRG Servicing LLC and the lenders listed on the signature pages thereto

31.1*	Certification of principal executive officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of principal financial officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1*

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in XBRL: (i) Condensed Consolidated Balance Sheets (unaudited), (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited), (iii) Condensed Consolidated Statements of Cash Flows (unaudited), and (v) Notes of Condensed Consolidated Financial Statements.

*	Filed herewith

†       Portions of this exhibit (indicated by asterisks) have been omitted pursuant to Regulation S-K Item 601(b)(10). Such omitted information is not material and would likely cause competitive harm to the registrant if publicly disclosed

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

T2 BIOSYSTEMS, INC.

Date: November18, 2019	By:	/s/ JOHN MCDONOUGH
John McDonough
Executive Chairman, Chief Executive Officer and Director
(principal executive officer)

Date: November18, 2019	By:	/s/ JOHN M. SPRAGUE
John M. Sprague
Chief Financial Officer
(principal financial and accounting officer)