Form 10-Q/A
period 2019-09-30
T2 Biosystems, Inc.
filed 2019-11-20
CIK 1492674

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Explanatory Note

This Amendment No. 1 to T2 Biosystems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 is being filed as an exhibit-only filing solely to add Exhibit 10.2 to Item 6 of the Form 10-Q.  No other changes have been made to the Form 10-Q. This Amendment No. 1 speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way the disclosures made in the original Form 10-Q.

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

Item 6. Exhibits, Financial Statement Schedules

Exhibit Number	Exhibit Description

3.1	Restated Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K (File No. 001-36571) filed on August 12, 2014)

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K (File No. 001-36571) filed on August 12, 2014)

10.1*†	Amendment No. 5 to Term Loan Agreement, dated as of September 10, 2019, by and among the Company, CRG Servicing LLC and the lenders listed on the signature pages thereto

10.2*†	Contract, dated as of September 6, 2019, by and between the Company and Biomedical Advanced Research and Development Authority of the U.S. Department of Health and Human Services

31.1*	Certification of principal executive officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of principal financial officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

T2 BIOSYSTEMS, INC.

Date: November19, 2019	By:	/s/ JOHN MCDONOUGH
John McDonough
Executive Chairman, Chief Executive Officer and Director
(principal executive officer)

Date: November19, 2019	By:	/s/ JOHN M. SPRAGUE
John M. Sprague
Chief Financial Officer
(principal financial and accounting officer)