Form 10-K
period 2019-12-31
T2 Biosystems, Inc.
filed 2020-03-16
CIK 1492674

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2019

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ◻     No   ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.       Yes  ☐      No  ☐

As of June 28, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $64.0 million based on the closing price for the common stock of $1.68 on that date. Shares of common stock held by each executive officer, director, and their affiliated stockholders have been excluded from this calculation as such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the registrant’s common stock on March 13, 2020 was 100,752,864. The common stock is listed on The Nasdaq Global Market (trading symbol “TTOO”).

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

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “forecast,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Annual Report on Form 10-K are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K and are subject to a number of risks, uncertainties and assumptions described under the sections in this Annual Report on Form 10-K entitled “Item 1A.—Risk Factors”. These forward looking statements are subject to numerous risks, including, without limitation, the following:

•	our ability to continue as a going concern;
•	our status as an early stage company;
•	our expectation to incur losses in the future;
•	the market acceptance of our T2MR technology;
•	our ability to timely and successfully develop and commercialize our existing products and future product candidates;
•	the length and variability of our anticipated sales and adoption cycle;
•	our relatively limited sales history;
•	our ability to gain the support of leading hospitals and key thought leaders and publish the results of our clinical trials in peer-reviewed journals;
•	our ability to successfully manage our growth;
•	our future capital needs and our ability to raise additional funds;
•	the performance of our diagnostics;
•	our ability to compete in the highly competitive diagnostics market;
•	our ability to obtain marketing clearance from the FDA or regulatory clearance for new product candidates in the United States or any other jurisdiction;
•	impacts of and delays caused by future federal government shutdowns;
•	federal, state, and foreign regulatory requirements, including diagnostic product reimbursements and FDA regulation of our products and product candidates;
•	our ability to protect and enforce our intellectual property rights, including our trade secret-protected proprietary rights in T2MR;
•	our ability to recruit, train and retain key personnel;
•	our dependence on third parties;
•	manufacturing and other product risks;
•	the impact of the adoption of new accounting standards;
•	the impact of cybersecurity risks, including ransomware, phishing, and data breaches on our information technology systems;
•	the impact of short sellers on our share price; and
•	the Tax Cuts and Jobs Act of 2017 (Tax Reform)

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

Overview

We are an in vitro diagnostics company that has developed an innovative and proprietary technology platform that offers a rapid, sensitive and simple alternative to existing diagnostic methodologies. We are using our T2 Magnetic Resonance technology, or T2MR®, to develop a broad set of applications aimed at lowering mortality rates, improving patient outcomes and reducing the cost of healthcare by helping medical professionals make targeted treatment decisions earlier. T2MR enables rapid detection of pathogens, biomarkers and other abnormalities directly from a variety of unpurified patient sample types, including whole blood, plasma, serum, saliva, sputum, cerebral spinal fluid and urine, and can detect cellular targets at limits of detection as low as one colony forming unit per milliliter, or CFU/mL. Our current development efforts target sepsis and Lyme disease, which are areas of significant unmet medical need in which existing therapies could be more effective with improved diagnostics.

On September 22, 2014, we received market clearance from the FDA for our first two products, the T2Dx® Instrument, or the T2Dx and the T2Candida® Panel, or T2Candida, which have the ability to rapidly identify the five clinically relevant species of Candida, a fungal pathogen known to cause sepsis, directly from whole blood. On May 24, 2018, we received market clearance from the FDA for the T2Bacteria® Panel, or T2Bacteria, which runs on the T2Dx Instrument and has the ability to rapidly identify five of the most common and deadly sepsis-causing bacteria (members of the ESKAPE pathogens, as defined below in Our T2Bacteria Panel) directly from whole blood. We have also developed and sell a research use only Candida auris assay, the T2Cauris™ Panel, for the rapid identification of Candida auris, a species of Candida that is highly drug resistant. We have developed a T2Resistance™ Panel for the early and sensitive detection of carbapenemase-resistance markers, and multiple hospitals are testing this new panel on a “research use only” basis. The T2Resistance Panel received FDA Breakthrough Device designation in February 2019 and was granted a CE Mark in November 2019. An additional diagnostic application in development is the T2Lyme™ Panel, or T2Lyme, which is focused on the detection of the bacteria that cause Lyme disease. Diagnostic applications for additional bacteria species and resistance markers were developed as part of a collaboration with CARB-X, a public-private partnership with the U.S. Department of Health and Human Services, or HHS, and the Wellcome Trust of London, focused on combatting antibiotic resistant bacteria. On August 2, 2019, the Company’s T2Bacteria Panel received a New Technology Add-on Payment (NTAP) from CMS, including a unique and stand-alone ICD-10-PCS Code. In September 2019, the Biomedical Advanced Research and Development Authority (“BARDA”) awarded the Company a milestone-based contract, with an initial value of $6 million, and a potential value of up to $69 million, for the development of new direct-from-blood diagnostic panels that will run on the T2Dx. We anticipate that existing reimbursement codes will support our sepsis and Lyme disease product candidates, and that the anticipated economic savings associated with our sepsis products will be realized directly by hospitals. In the United States, we have built a direct sales force that is primarily targeting the top 1,200 hospitals with the highest concentration of patients at risk for sepsis-related infections. Internationally, we have primarily partnered with distributors that target large hospitals in their respective international markets.

Sepsis is one of the leading causes of death in the United States, claiming more lives annually than the top three cancers combined: lung, colorectal and breast cancer, and it is the most expensive hospital-treated condition. Most commonly afflicting immunocompromised, critical care, and elderly patients, sepsis is a severe inflammatory response to a bacterial or fungal infection with a mortality rate of approximately 30%. Based on data published by the HHS in 2017, the cost of sepsis was over $27 billion in the United States, building on data from 2013 demonstrating that sepsis was responsible for approximately 5% of the total aggregate costs associated with domestic hospital stays. Sepsis is typically caused by one or more of five Candida species or over 25 bacterial pathogens, and effective treatment requires the early detection and identification of these specific target pathogens in a patient’s bloodstream. Today, sepsis is typically diagnosed through a series of blood cultures followed by post-blood culture species identification if a blood culture tests positive. These methods have substantial diagnostic limitations that lead to a high rate of false negative test results, a delay of up to several days in administration of targeted treatment, and the incurrence of unnecessary hospital expense. In addition, the Survey of Physicians’ Perspectives and Knowledge About Diagnostic Tests for Bloodstream Infections in 2015 reported that negative blood culture results are only trusted by 36% of those physicians. Without the ability to rapidly identify pathogens, physicians typically start treatment of at-risk patients with broad-spectrum antibiotics and switch therapies every 12 to 24 hours if a patient is not responding. These drugs, which can be costly, are often ineffective and unnecessary and have contributed to the spread of antimicrobial resistance. The speed to getting the patient on the right targeted therapy is critical. According to a study published by Critical Care Medicine in 2006, in sepsis patients with documented hypotension, administration of effective antimicrobial therapy within the first hour of detection was associated with a survival rate of 79.9% and, over the ensuing six hours, each hour of delay in initiation of treatment was associated with an average decrease in survival of 7.6%.

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

We believe our sepsis products, which include T2Candida, T2Bacteria, T2Resistance, and T2Cauris, will redefine the standard of care in sepsis management while lowering healthcare costs by improving both the precision and the speed to detection of sepsis-causing pathogens. According to a study published in the Journal of Clinical Microbiology in 2010, targeted therapy for patients with bloodstream infections can be delayed up to 72 hours due to the wait time for blood culture results. In another study published in Clinical Infectious Diseases in 2012, the delayed administration of appropriate antifungal therapy was associated with higher mortality among patients with septic shock attributed to Candida infection and, on that basis, the study concluded that more rapid and accurate diagnostic techniques are needed.

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

In addition, due to the high mortality rate associated with Candida infections, physicians often will place patients on antifungal drugs while they await blood culture diagnostic results which generally take at least five days to generate a negative test result. Antifungal drugs are toxic and may result in side effects and can cost over $50 per day. The speed to result of T2Candida and T2Bacteria coupled with their higher sensitivity as compared to blood culture may help reduce the overuse of ineffective, or even unnecessary, antimicrobial therapy which may reduce side effects for patients, lower hospital costs and potentially counteract the growing resistance to antifungal therapy. The administration of inappropriate therapy is a driving force behind the spread of antimicrobial-resistant pathogens, which the United States Centers for Disease Control and Prevention, or the CDC, recently called “one of our most serious health threats.” The addition of the use of our products, T2Bacteria and T2Candida, which both run on the T2Dx Instrument, with the standard of care for the management of patients suspected of sepsis, enables clinicians to potentially treat 90% of patients with sepsis pathogen infections with the right targeted therapy within the first twelve hours of development of the symptoms of disease. Currently, high risk patients are typically initially treated with broad spectrum antibiotic drugs that typically cover approximately 60% of patients with infections. Of the remaining 40% of patients, approximately 30% of the patients typically have a bacterial infection and 10% typically have Candida infections. T2Candida and T2Bacteria are designed to identify pathogens commonly not covered by broad spectrum antibiotic drugs.

Our Strategy

T2MR enables rapid and sensitive direct detection of a range of targets, and we believe it can be used in a variety of diagnostic applications that will improve patient outcomes and reduce healthcare costs. Our objective is to establish T2MR as a standard of care for clinical diagnostics. To achieve this objective, our strategy is to:

•

Drive Commercial Adoption of Our Sepsis Products by Demonstrating Their Value to Physicians, Laboratory Directors and Hospitals.  We expect our sepsis products to meaningfully improve patient outcomes while reducing costs to hospitals. We have established a targeted, direct sales force in the United States and have partnered with distributors internationally, all of whom are initially focused on educating physicians and demonstrating our clinical and economic value proposition to hospitals that have the highest populations of at-risk critical care and immunocompromised patients. We believe a sustained focus on these hospitals will drive adoption of the T2Dx, T2Candida, T2Bacteria, T2Resistance, T2Cauris and future T2MR-based diagnostics. As a part of this effort, we will continue to work with thought leaders, conduct clinical and health economic studies and seek publication and presentation of these studies.

•

Establish a Recurring, Consumables-Based Business Model.  We are pursuing a consumables-based business model for our products by securing placements of the T2Dx at hospitals and driving utilization of our diagnostic panels starting with T2Candida, T2Bacteria, T2Resistance, and T2Cauris. We believe this strategy will foster a sustainable and predictable business model with recurring revenue streams.

•

Broaden Our Addressable Markets in Infectious Disease.  Our product development pipeline includes additional diagnostic panels that provide near-term and complementary market expansion opportunities. We will seek to expand our panels through partnerships similar to our agreement with Allergan, in which Allergan agreed to cover a portion of the costs of our development of certain additional products, including antibiotic resistance tests.  We also are utilizing T2MR to address the challenges of providing a rapid and sensitive diagnosis of Lyme disease and initiated a T2Lyme clinical trial in 2018. Based on feedback from the FDA and the dynamics of the Lyme disease testing market, we believe that the most expeditious path for commercializing the T2Lyme panel may be by offering the test with a single partner as a lab developed test (“LDT”).

•

Broaden Our Addressable Markets Beyond Infectious Disease.  We intend to expand our product offerings by applying T2MR to new applications beyond sepsis and Lyme disease. We plan to conduct internal development and will continue to work with thought leaders, physicians, clinical researchers and business development partners to pursue new applications for T2MR. We believe the benefits of our proprietary technology, including the ability to rapidly and directly detect a broad range of targets, in a wide variety of sample types, will have potential applications within and outside of the in vitro diagnostics market, including environmental, food safety, industrial and veterinary applications.

•

Drive International Expansion.  We are currently selling T2Candida, T2Bacteria and the T2Dx internationally through distributors that target large hospitals in their respective markets. We intend to continue to expand in international markets through similar distribution channels. We have received CE marking for T2Candida, T2Bacteria, T2Resistance, T2Cauris and the T2Dx.

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

Our Instruments

Utilizing T2MR, we have developed and received FDA marketing clearance for the T2Dx Instrument, a bench-top instrument for detecting pathogens associated with sepsis and Lyme disease, as well as other applications.

T2Dx

Our FDA-cleared T2Dx Instrument is an easy-to-use, bench-top instrument that is capable of running a broad range of diagnostic tests and is fully automated from patient sample input to result, eliminating the need for manual workflow steps such as pipetting that can introduce risks of cross-contamination. To operate the system, a tube containing the patient’s sample is snapped onto a disposable test cartridge, which is pre-loaded with all necessary reagents. The cartridge is then inserted into the T2Dx Instrument, which automatically processes the sample and then delivers a diagnostic test result. Test results are displayed on screen and printed out.

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

The panels designed to run on the T2Dx are T2Candida, T2Bacteria, T2Resistance, and T2Cauris, which are focused on identifying life-threatening pathogens associated with sepsis. In 2014 we received FDA market clearance for the T2Dx and T2Candida. In May 2018, we received FDA market clearance for T2Bacteria. In November 2019, we received CE Mark for T2Resistance.

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

Each year, over 30 million people worldwide are affected by sepsis with approximately 11 million mortalities, according to Rudd et al, (2020). Global, regional, and national sepsis incidence and mortality, 1990–2017: analysis for the Global Burden of Disease Study. The Lancet, VOLUME 395, ISSUE 10219, P200-211, making sepsis a leading cause of death worldwide.

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

Our T2Biosystems Product Portfolio

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

We believe the T2Biosystems Product Portfolio addresses a significant unmet need in in vitro diagnostics by providing:

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

T2Bacteria, a multiplex diagnostic panel that detects the major bacterial pathogens associated with sepsis that are frequently not covered by first-line antibiotics, is FDA-cleared in the United States and CE-Marked and available commercially in Europe and other countries that accept the CE mark. T2Bacteria runs on the T2Dx and addresses the same approximately 6.75 million symptomatic high-risk patients as T2Candida while also expanding our reach to an additional two million people presenting with symptoms of infection in the emergency room setting. We believe that these factors make the United States market opportunity for T2Bacteria over $1.0 billion, and that T2Bacteria has the potential to achieve similar performance capabilities and provide similar benefits as T2Candida.

To the extent that T2Bacteria is performed on an outpatient basis, third-party payors may separately reimburse our customers using existing CPT codes. By way of example, Medicare payment for outpatient clinical laboratory services is the lesser of the amount billed, the local fee for a geographic area, or the national limit established by the Centers for Medicare & Medicaid Services under the Clinical Laboratory Fee Schedule, or CLFS, on an annual basis. For 2020, the national limit for the series of CPT codes used to bill T2Bacteria is approximately $175. Effective January 1, 2018, CLFS rates are based on weighted median private payor rates as required by the Protecting Access to Medicare Act of 2014. We believe that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our diagnostic products or additional pricing pressures. On August 2, 2019, CMS granted approval for an NTAP payment for the T2Bacteria Panel for fiscal year 2020. In its fiscal 2020 inpatient prospective payments system final rule, CMS explained: “the T2Bacteria Test Panel represents a substantial clinical improvement over existing technologies because it reduces the proportion of patients on inappropriate therapy, thus reducing the rate of subsequent diagnostic or therapeutic intervention as well as length of stay and mortality rates caused by sepsis causing bacterial infections.” With this designation, hospitals in the United States treating Medicare inpatients with sepsis will now be eligible for an NTAP, in addition to the standard payment amount. In the final rule, CMS determined a maximum NTAP amount of $97.50 for the T2Bacteria Panel in addition to the diagnosis-related group (MS-DRG)-based reimbursement that hospitals receive under the Medicare Hospital Inpatient Prospective Payment System (IPPS). Hospitals will be eligible for the NTAP payment for any in-patient T2Bacteria Panel tests performed on Medicare patients beginning October 1, 2019. The maximum NTAP reimbursement for a qualifying case involving the use of the T2Bacteria Panel is $97.50, (65 percent of the list price of one T2Bacteria Panel test) in addition to the standard hospital payment under the appropriate sepsis MS-DRG codes. According to CMS there are more than 30 million Medicare patients in the United States enrolled in Medicare fee-for-service.

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

Customer Presentations

Since receiving FDA clearance in 2014, customers have regularly reported on their experiences with T2Candida at conferences and in publications. Below is a summary of some those reports.

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

-

An investigator from Rigshospitalet, Denmark evaluated the performance of T2Candida, Mannan Ag and blood culture for diagnosis of invasive candidiasis infections across 126 patients. The sensitivity for invasive candidiasis was higher for T2Candida compared to blood culture and Mannan Ag and the positive predictive value was highest for T2Candida.

-

Investigators from Bambino Gesu Pediatrics Hospital in Rome, Italy presented a comparison of T2Candida, SeptiFast and blood culture in pediatric and neonatal patients showing an 89% concordance between blood culture and T2MR.

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

To the extent that T2Bacteria is performed on an outpatient basis, third-party payors may separately reimburse our customers using existing CPT codes for patients who are not admitted to the hospital. By way of example, Medicare payment for outpatient clinical laboratory services is the lesser of the amount billed, the local fee for a geographic area, or the national limit established by the Centers for Medicare & Medicaid Services under the Clinical Laboratory Fee Schedule, or CLFS, on an annual basis. For 2020, the national limit for the series of CPT codes used to bill T2Bacteria is approximately $175. Effective January 1, 2018, CLFS rates are based on weighted median private payor rates as required by the Protecting Access to Medicare Act of 2014. We believe that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our diagnostic products or additional pricing pressures.

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

•

At the 2019 ECCMID conference, Dr. Tom Walsh from New York Presbyterian / Cornell Hospital highlighted the clinical utility of T2Bacteria in the hematologic malignancy and stem cell transplant patient population. Within his institution, T2Bacteria showed a 75% positive predictive agreement with blood culture and 98% negative predictive agreement and covered 80% of significant species detected by blood culture.

•

Also at ECCMID 2019 and EIM 2019, Dr. Christopher Voigt reported on the performance of T2Bacteria in the emergency department of Ochsner Medical Center and Tampa General Hospital.  Data from 137 emergency department patients were evaluated and relative to blood culture, T2Bacteria showed 100% positive percent agreement and 99.2% negative percent agreement. In addition, for species on T2Bacteria, the T2Bacteria assay detected 4 more positive results associated with infection than blood culture, the average time to identification was 56.6 hours faster than blood culture and T2Bacteria covered 70.5% of all species detected by blood culture. A review of the 16 positive results identified by T2Bacteria records revealed, relative to actual care, T2Bacteria could have potentially allowed for focused therapy in 8 patients, potentially reduced time to a species-directed therapy in 4 patients, and potentially reduced time to effective therapy in 4 patients. In this emergency department population, T2Bacteria appeared to be a more rapid and sensitive detector of bacteremia for the most common ESKAPE pathogens (E. coli, E. faecium, S. aureus, K. pneumoniae, and P. aeruginosa) and showed the theoretical potential to influence subsequent patient therapy, ranging from antibiotic de-escalation to faster time to effective therapy.

•

At ASM 2019, Dr. Tom Lowery presented data from seven studies conducted in the emergency department and intensive care unit using T2Bacteria. 125/299 (42%) of cases showed substantial clinical benefit of those evaluated under chart review. These benefits fell into three categories: (a) T2Bacteria positive results that led or could have led to faster time to effective antibiotic therapy; (b) T2Bacteria negative results that led or could have led to faster time to earlier antibiotic de-escalation; and (c) T2Bacteria positive results that led or could have led to avoiding premature discharge and readmission to the emergency department. Across all cases a T2Bacteria positivity rate of 16% was observed with a range of 13% to 35%. There were two cases of T2Bacteria being able to help avoid premature discharge and readmission in the emergency department. In total, 28.6% of T2Bacteria positive results corresponded to the benefit of antibiotic escalation and 53.7% of T2Bacteria negative results corresponded to the benefit of antibiotic de-escalation.

T2Resistance

We have also developed the T2Resistance Panel, which detects 13 resistance genes from both gram-positive and gram-negative pathogens. These targets include the most clinically important carbapenem resistance genes (KPC, OXA-48, NDM, VIM, IMP), which are listed on the CDC Urgent Threat list for antibiotic resistance; CTXM-14 and CTXM-15, a major source of extended spectrum beta lactamases (ESBLs); AmpC beta-lactamase genes (CMY, DHA); detection of vanA/B resistance genes, which are responsible for vancomycin resistant gram-positive enterococcus; and the detection of the methicillin resistance genes mecC and mecA, which cause methicillin resistant Staphylococcus aureus (MRSA).  Initial clinical performance data demonstrates the carbapenemase targets on the T2Resistance Panel identify these resistance genes with an average time of 5.3 hours compared to an average of 30 hours (and up to 95 hours) with conventional methods. Antibiotic resistance is recognized by the WHO as ‘one of the biggest threats to global health, food security, and development today’. We believe the T2Resistance Panel has the potential to prevent the spread of multidrug-resistant organisms and improve patient outcomes by enabling rapid identification of the genes and species associated with antibiotic resistance – enabling the reduction of unnecessary antibiotic use which is the primary cause of antibiotic resistance. Most importantly, these tests can enable more patients to get on the right targeted therapy quicker, potentially reducing mortality and hospitalization cost. Finally, these tests could also be used to accelerate clinical trials for new antibiotics and reduce the time to commercial availability.  The T2Resistance Panel received FDA Breakthrough Device designation in February 2019 and was granted a CE Mark in November 2019 and is available for purchase in the United States as a Research Use Only product.

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

Our product candidate, T2Lyme, will identify the bacteria that cause Lyme disease directly from the patient’s blood, without the need for blood culture which, for the bacteria associated with Lyme disease, can take several weeks. Our Lyme product candidate is currently in development and we initiated a T2Lyme clinical trial in May 2018. The test panel is expected to be run on the T2Dx, the same instrument currently used to run T2Candida and T2Bacteria. We anticipate the T2Lyme test panel to benefit from similar advantages provided by T2MR as T2Candida, including high sensitivity, high specificity, ease of use and rapid time to result. T2Lyme may provide accurate and timely diagnosis of Lyme disease and may prevent the evolution of the disease to its later stages with associated neurological and musculoskeletal diseases. Based on feedback from the FDA and the dynamics of the Lyme disease testing market, we believe that the most expeditious path for commercializing the T2Lyme panel may be by offering the test with a single partner as a lab developed test our and our current goal is to potentially have T2Lyme validated in a partner’s lab for commercial launch.

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

Sales, Marketing and Distribution

We are working to drive awareness and adoption of our T2MR technology and related products by building a direct sales force in the United States, targeting high-volume hospitals, and continuing to educate physicians, key decision makers and thought leaders through publishing scientific data in peer-reviewed journals, presenting at major industry conferences and conducting and supporting clinical studies. We have added a small team of employees in Europe primarily to support our network of European distributors.

At the end of 2019, our direct sales organization consisted of 26 people, including marketing and a medical affairs team made up of six United States based Doctor of Pharmacy (PharmD) clinicians. Our sales team employs a strategic approach focusing on clinical data, the clinical performance of our products, improved patient outcomes and the economic value for hospitals, including providing these hospitals with a customized budget-impact analysis. They also demonstrate the ease-of-use of our products and highlight the advantages of our products over existing diagnostics and empiric therapy practices. We plan to continue to invest in our direct sales force as we expand both the array of diagnostic panels and our customer reach.

Today, our sales force markets the T2Dx, T2Candida and T2Bacteria directly to hospitals in the United States, targeting large hospitals that treat the largest number of high-risk patients. We estimate that on an annual basis, 1,200 of these hospitals see an average of over 3,400 symptomatic patients each at high risk for a Sepsis-related infection. If these institutions adopt our technology, we expect a positive network effect in the hospital community, accelerating adoption of T2Candida and T2Bacteria. We believe key aspects of healthcare reform, including the focus on cost containment, risk-sharing, and outcomes-based treatment and reimbursement, are aligned with the value proposition of our sepsis products, contributing positively to their adoption. We believe the key decision-makers at hospitals are infectious disease and critical care physicians, laboratory directors, hospital pharmacy and hospital administrators. In response to the severity and complexity of managing bloodstream infections, a growing number of hospitals have instituted antimicrobial stewardship committees to control hospital practices related to infections, including the use of antibiotic and antifungal therapy. These committees typically include key decision-makers, and we believe they can provide a central forum to present the benefits of our products. In addition, we plan to continue to publish scientific data in peer-reviewed journals, present at major industry conferences and conduct and support clinical trials to provide additional data relative to the performance of T2Candida and T2Bacteria to these decision-makers. For the year ended December 31, 2019, the Company derived approximately 19% of its total revenue from one customer, 11% from a second customer and 8% from a third customer.

Outside of the United States, we have received regulatory approvals in Europe, Australia, and certain countries in the Middle-East and Africa, and expect to seek regulatory approvals in additional international markets. We market our platform primarily through distribution partners who utilize a similar model as our sales approach in the United States.  In July 2014, we received CE marking for T2Candida and the T2Dx, in September 2017 we received CE marking for T2Bacteria and in November 2019, we received CE marking for T2Resistance. As of the end of 2019, we had distributors throughout the European Union (EU), Caribbean, Australia, South Africa and the Middle East. These distributors have knowledge of infectious diseases and/or microbiology.  They typically have strong, existing relationships with international thought leaders in these areas and have good relationships with important hospitals in their respective countries.  We continue to develop partner relationships in other key international markets and will further investigate potential distribution channels in other key markets around the world.  We have employed a small team of direct sales/marketing, PharmD and field service personnel primarily to support the efforts of our distributors in the EU and Middle East.

Manufacturing

We manufacture our proprietary T2Dx at our manufacturing facility in Lexington, Massachusetts and our T2Candida, T2Bacteria and T2Resistance reagent trays at our manufacturing facility in Wilmington, Massachusetts. We perform all instrument and tray manufacturing and packaging of final components in accordance with applicable guidelines for medical device manufacturing. We outsource manufacturing of our T2Candida, T2Bacteria and T2Resistance consumable cartridges to a contract manufacturer. Our particles are supplied by a sole source supplier, GE Healthcare. We believe we can secure arrangements with other suppliers on commercially reasonable terms for the products and parts we outsource.

We have implemented a quality management system designed to comply with FDA regulations and International Standards Organization, or ISO, standards governing medical device products. These regulations govern the design, manufacture, testing, release and service of diagnostic products as well as raw material receipt and control. We have received ISO 13485:2012 registration from the National Standards Authority of Ireland. Our key outsourcing partners are also ISO-certified.

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

We own or exclusively license over 35 issued U.S. patents and over 15 pending U.S. patent applications, including provisional and non-provisional filings. We also own or license over 50 pending or granted counterpart applications worldwide. We possess substantial know-how and trade secrets which protect various aspects of our business and products. The patent families comprising our patent portfolio are primarily focused on protection of a range of general and specific attributes of our proprietary assay architecture and assay instrumentation for our T2Candida, T2Bacteria, T2Resistance, T2Cauris products, and our T2Lyme product candidates, as well as protection of certain aspects of the conduct of the assays and detection of analytes. The issued patents in our patent families that cover T2Candida and T2Bacteria are expected to expire between 2023 and 2034, while additional pending applications covering T2Candida and T2Bacteria would be expected, if issued, to expire as late as 2037. The issued patents in our patent families that cover T2Lyme are expected to expire between 2023 and 2034, while additional pending applications covering T2Lyme would be expected, if issued, to expire as late as 2037. In all cases, the expiration dates are subject to any extension that may be available under applicable law.

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

Supply Agreement with SMC Ltd.

We are currently party to a supply agreement with SMC Ltd. for the supply and manufacture of plastic injection molded products are used across all T2 product lines. The agreement contains other terms and conditions generally consistent with an agreement for the manufacture and supply of materials or products for use in the development and commercialization of biotechnology products such as our products and product candidates, including with respect to ordering, supply of such product in accordance with specifications, and quality assurance and quality control activities.

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

•	our ability to develop easily operable products for end users;
•	our applications in the field of sepsis that we believe will not require separate reimbursement codes due to the established payment and reimbursement structure in place; and
•	our applications may provide substantial economic benefits to hospitals that can accrue the savings related to the rapid treatment of sepsis patients.

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

Breakthrough Device Program

The FDA offers a voluntary Breakthrough Devices Program where companies can apply to be granted Breakthrough Device Designation from the FDA. To be eligible for Breakthrough Designation a device must (A) “provide for more effective treatment or diagnosis of life-threatening or irreversibly debilitating human disease or conditions and (B) one of the following: (1) represent breakthrough technology; (2) no approved or cleared alternatives can exist; (3) must offer significant advantages over existing approved or cleared alternatives; or (4) device availability is in the best interest of patients. The program offers manufacturers an opportunity to interact with the FDA's experts through several different program options to efficiently address topics as they arise during the premarket review phase, which can help manufacturers receive feedback from the FDA and identify areas of agreement in a timely way. Manufacturers can also expect prioritized review of their submission. The T2Resistance Panel received Breakthrough Device designation in February 2019.

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

In the European Economic Area, or EEA, which comprises the 28 Member States of the EU plus Liechtenstein, Norway and Iceland, in vitro medical devices are required to conform with the essential requirements of the EU Directive on in vitro diagnostic medical devices (Directive 98/79/EC, as amended). To demonstrate compliance with the essential requirements, the manufacturer must undergo a conformity assessment procedure. The conformity assessment varies according to the type of medical device and its classification. For low-risk devices, the conformity assessment can be carried out internally, but for higher risk devices (self-test devices and those included in List A and B of Annex II of Directive 98/79/EC) it requires the intervention of an accredited EEA Notified Body. If successful, the conformity assessment concludes with the drawing up by the manufacturer of an EC Declaration of Conformity entitling the manufacturer to affix the CE mark to its products and to sell them throughout the EEA. We concluded an assessment of the conformity of the T2Dx and T2Candida with the EU in vitro diagnostic medical devices directive in late 2014, based upon an EC Declaration of Conformity dated July 7, 2014 and updated on September 9, 2015 and May 26, 2016, allowing us to affix the CE mark to these products. For T2Bacteria we obtained a declaration of conformity on June 30, 2017. For T2Resistance, we obtained a notification to market as a CE-IVD on November 14, 2019.

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

Further, the recently enacted Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively, the Affordable Care Act, among other things, amends the intent requirement of the federal Anti-Kickback Statute and certain criminal statute governing healthcare fraud statutes to a stricter standard. A person or entity no longer needs to have actual knowledge of these statutes or specific intent to violate them. In addition, the Affordable Care Act codifies case law that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act. The majority of states also have anti-kickback laws which establish similar prohibitions and, in some cases, may apply to items or services reimbursed by any third-party payor, including commercial insurers.

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

Research and Development

We have committed, and expect to commit, significant resources to developing new technologies and products, improving product performance and reliability and reducing costs. We have assembled an experienced research and development team with the scientific, engineering, software and process talent that we believe is required to successfully grow our business. We are currently focused on several product candidates and enhancements utilizing our T2MR platform. We incurred research and development expenses of $16.3 million for the year ended December 31, 2019, $14.5 million for the year ended December 31, 2018 and $23.7 million for the year ended December 31, 2017. Research and development expenses represented 27% of our total costs and expenses for the year ended December 31, 2019, 26% of our total costs and expenses for the year ended December 31, 2018 and 41% of our total costs and expenses for the year ended December 31, 2017. Major components of the research and development expenses were salaries and benefits, research-related facility and overhead costs, laboratory supplies, equipment and contract services. Research and development expenses can be impacted by services performed and expenses incurred under collaboration agreements and other research and development contracts.

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

Employees

As of December 31, 2019, we had 151 full-time employees, of which 67 work in operations (which includes manufacturing, service and support, clinical and regulatory support, quality control, quality assurance, and facilities), 41 in research and development, 26 in sales and marketing (which includes medical affairs), and 17 in general and administrative.

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

We make available, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission, or the SEC. We also make these documents and certain public financial information available on our website, which is www.t2biosystems.com. Our SEC reports and other financial information can be accessed through the investor relations section of our website. The information on, or that can be accessed from, our website is not incorporated by reference into this Annual Report or any other report we file with or furnish to the SEC.

Item 1A.	RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the risk factors described below, as well as the other information in this prospectus, including our financial statements and the related notes and “Management’s Discussion and Analysis of Results of Operations and Financial Condition,” before deciding whether to invest in our common stock. The occurrence of any of the events or developments described below could harm our business, financial condition, results of operations and growth prospects. In such an event, the market price of our common stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our operations. The occurrence of any of these risks may cause the trading price of our common stock to decline and you could lose all or part of your investment.

Risks Related to our Business and Strategy

We have identified conditions and events that raise substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

As of December 31, 2019, we had cash and cash equivalents of $11.0 million, which raises substantial doubt about our ability to continue as a going concern. Management believes that our cash and cash equivalents at December 31, 2019, along with sales of our common stock since December 31, 2019 pursuant to our recently established Equity Distribution Agreement (the “Sales Agreement”) with Canaccord Genuity LLC, as agent (“Canaccord”) of $29.4 million through March 13, 2020, and additional funding available through the Sales Agreement and Purchase Agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”) (the “Purchase Agreement”) (Note 7) in the future, will be sufficient to fund our current operating plan assuming availability of funds through those agreements. However, because certain elements of our operating plan are outside of our control, including our ability to sell shares under the Sales Agreement and the Purchase Agreement, those elements cannot be considered probable according to accounting standards. Under ASC 205-40, the future receipt of potential funding from our Co-Development partners and other resources cannot be considered probable at this time because none of the plans are entirely within our control. The Purchase Agreement may not be readily available for use if the stock price remains below $1.00 (Note 7). Pursuant to the requirements of Accounting Standards Codification (ASC) 205-40, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, and as a result of our financial condition and other factors described herein, there is substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern will depend on our ability to obtain additional funding, as to which no assurances can be given. Our future success depends on our ability to raise capital and/or execute our current operating plan. However, we cannot be certain that these initiatives or raising additional capital, whether through selling additional debt or equity securities or obtaining a line of credit or other loan, will be available to us or, if available, will be on terms acceptable to us. If we issue additional securities to raise funds, these securities may have rights, preferences, or privileges senior to those of our common stock, and our current shareholders may experience dilution. If we are unable to obtain funds when needed or on acceptable terms, we may be required to curtail our current development programs, cut operating costs, forego future development and other opportunities or even terminate our operations, which may involve seeking bankruptcy protection.

Additionally, as of December 31, 2019 we had an outstanding balance of $47.2 million under our Term Loan Agreement with CRG Servicing LLC, or CRG, including the final fee. The Term Loan Agreement’s maturity date is December 30, 2022. We may prepay all or a portion of the outstanding principal and accrued unpaid interest under the Term Loan Agreement at any time upon prior notice subject to a certain prepayment fee during the first five years of the term and no prepayment fee thereafter. As security for its obligations under the Term Loan Agreement the Company entered into a security agreement with CRG whereby we granted a lien on substantially all of our assets, including intellectual property. The Term Loan Agreement also contains customary affirmative and negative covenants for a credit facility of this size and type, including a requirement to maintain a $5.0 million minimum cash balance, which we may be unable to maintain and minimum revenue targets for the 24-month period ending December 31, 2020 of $15.0 million and for the 24-month period ending December 31, 2021 of $42 million. There is no assurance that if we fail to maintain the minimum cash balance that CRG will not call the note and there is no assurance we will achieve the minimum revenue targets. Missing a revenue target requires repayment of principal at the rate of two-times the miss.

We have incurred significant losses since inception and expect to incur losses in the future. We cannot be certain that we will achieve or sustain profitability.

We have incurred significant losses since inception through December 31, 2019 and expect to incur losses in the future. Our accumulated deficit as of December 31, 2019 was $376.2 million and we incurred net losses of $59.0 million, $51.2 million and $62.4 million for the years ended December 31, 2019, 2018 and 2017, respectively. We expect that our losses will continue for at least the next few years as we will be required to invest significant additional funds toward the continued development and commercialization of our technology. Our ability to achieve or sustain profitability depends on numerous factors, many of which are beyond our control, including the market acceptance of our products and future product candidates, future product development, our ability to achieve marketing clearance from the FDA and international regulatory clearance for future product candidates, our ability to compete effectively against an increasing number of competitors and new products, and our market penetration and margins. In spite of efforts to reduce expenses, we may never be able to generate sufficient revenue to achieve or sustain profitability. As noted above, we and our auditors have identified conditions and events that raise doubt about our ability to continue as a going concern.

We have a limited operating history and may face difficulties encountered by companies early in their commercialization in competitive and rapidly evolving markets.

We received marketing clearance from the FDA for the T2Dx instrument and T2Candida on September 22, 2014 and began commercializing these products in the fourth quarter of 2014. We received marketing clearance from the FDA for T2Bacteria on May 24, 2018 and began commercializing thereafter. Accordingly, we have a relatively limited operating history upon which to evaluate our business and forecast our future sales and operating results. In assessing our business prospects, you should consider the various risks and difficulties frequently encountered by companies early in their commercialization in competitive and rapidly evolving markets, particularly companies that develop and sell medical devices. These risks include our ability to:

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

We began to offer our sepsis products for sale in the fourth quarter of 2014 and T2Bacteria in 2018 and expect that we will be dependent upon the sales of these products for the majority of our revenue until we receive regulatory clearance or approval for our other product candidates currently in development.  Because we currently rely on a limited number of products to generate a significant portion of our revenue, any factors that negatively impact sales of these products, or result in sales of these products increasing at a lower rate than expected, could adversely affect our business, financial condition and operating results and negatively impact our ability to successfully launch future product candidates currently under development.

If T2MR, our T2Dx Instrument, T2Candida and T2Bacteria products or any of our other product candidates fail to achieve and sustain sufficient market acceptance, we will not generate expected revenue and our growth prospects, operating results and financial condition may be harmed.

The commercialization of T2MR, our T2Dx Instrument, T2Candida, and T2Bacteria products and the future commercialization of our other product candidates in the United States and other jurisdictions in which we intend to pursue marketing clearance are key elements of our strategy. If we are not successful in conveying to hospitals that our current products and future product candidates provide equivalent or superior diagnostic information in a shorter period of time compared to existing technologies, or that these products and future product candidates improve patient outcomes or decrease healthcare costs, we may experience reluctance, or refusal, on the part of hospitals to order, and third-party payors to pay for performing a test in which our product is utilized. For example, T2Candida is labeled for the presumptive diagnosis of candidemia. The results of the web-based survey we conducted of decision makers involved with laboratory purchasing may not be indicative of the actual adoption of T2Candida. In addition, our expectations regarding cost savings from using our products may not be accurate.

These hurdles may make it difficult to demonstrate to physicians, hospitals and other healthcare providers that our current diagnostic products and future product candidates are appropriate options for diagnosing sepsis, may be superior to available tests and may be more cost-effective than alternative technologies. Furthermore, we may encounter significant difficulty in gaining inclusion in sepsis treatment guidelines, gaining broad market acceptance by healthcare providers, third-party payors and patients using T2MR and our related products and product candidates. Furthermore, healthcare providers may have difficulty in maintaining adequate reimbursement for sepsis treatment, which may negatively impact adoption of our products.

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

We have relatively limited experience in marketing and selling our products, and if we are unable to expand, manage and maintain our direct sales and marketing organizations, or otherwise commercialize our products, our business may be adversely affected.

Because we received FDA clearance to sell our initial sepsis products in the third quarter of 2014 and our T2Bacteria product in 2018, we have limited experience marketing and selling our products. As of December 31, 2019, our direct sales organization consisted of 26 employees, including marketing and a medical affairs team of six United States based Doctor of Pharmacy (PharmD) clinicians. Our financial condition and operating results are highly dependent upon the sales and marketing efforts of our sales and marketing employees with the assistance of the medical affairs team.  If our sales and marketing efforts fail to adequately promote, market and sell our products, our sales may not increase at levels that are in line with our forecasts.

Our future sales growth will depend in large part on our ability to successfully expand the size and geographic scope of our direct sales force and medical affairs team in the United States.  Accordingly, our future success will depend largely on our ability to continue to hire, train, retain and motivate skilled sales, marketing and medical affairs personnel.  Because the competition for individuals with their skillset is high, there is no assurance we will be able to hire and retain additional personnel on commercially reasonable terms.  If we are unable to expand our sales and marketing capabilities, we may not be able to effectively commercialize our products and our business and operating results may be adversely affected.

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

The sales cycle and implementation and adoption timeline are lengthy and variable and we have a relatively limited sales history, which makes it difficult for us to forecast revenue and other operating results.

Our sales process involves numerous interactions with multiple individuals within an organization and often includes in-depth analysis by potential customers of our products, performance of proof-of-principle studies, preparation of extensive documentation and a lengthy review process. As a result of these factors and the budget cycles of our potential customers, the time from initial contact with a potential customer to our receipt of a purchase order from such potential customer and then implementation and adoption of our products, varies significantly and can be up to 12 months or longer. Given the length and uncertainty of our anticipated sales cycle and implementation and adoption timeline, we likely will experience fluctuations in our product sales on a period-to-period basis. Expected revenue streams are highly dependent on hospitals’ adoption of our consumables-based business model, and we cannot assure you that our potential hospital clients will follow a consistent purchasing pattern. Moreover, it is difficult for us to forecast our revenue as it is dependent upon our ability to convince the medical community of the clinical utility and economic benefits of our products and their potential advantages over existing diagnostic tests, the willingness of hospitals to utilize our products and the cost of our products to hospitals.  In addition, we started selling the T2Dx Instrument and T2Candida products in the fourth quarter of 2014 and T2Bacteria in May of 2018 and have a limited sales history to rely on when forecasting revenue and other operating results.

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

During the past few years, we have significantly expanded our operations. We expect this expansion to continue to an even greater degree as we continue to commercialize our sepsis products, build a targeted sales force, and seek marketing clearance from the FDA and international regulatory bodies for our future product candidates. Our growth has placed, and will continue to place, a significant strain on our management, operating and financial systems and our sales, marketing and administrative resources. As a result of our growth, operating costs may escalate even faster than planned, and some of our internal systems and processes, including those relating to manufacturing our products, may need to be enhanced, updated or replaced. Additionally, our anticipated growth will increase demands placed on our suppliers, resulting in an increased need for us to manage our suppliers and monitor for quality assurance.  If we cannot effectively manage our expanding operations, manufacturing capacity and costs, including scaling to meet increased demand and properly managing suppliers, we may not be able to continue to grow or we may grow at a slower pace than expected and our business could be adversely affected.

SEC regulations may limit the number of shares we may sell in the future under our S-3 shelf registration statement.

Under current SEC regulations, if at the time we file our Annual Report on Form 10-K, or Form 10-K, for the year ended December 31, 2019, our public float, calculated by multiplying the number of shares of our common stock held by non-affiliates and the price at which our common stock was last sold, or the average of the bid and asked prices of our common stock, as of a date within 60 days prior to the date of sale, is less than $75.0 million, and for so long as our public float remains less than $75.0 million, the amount we can raise through primary public offerings of securities in any twelve-month period using our S-3 shelf registration statements is limited to an aggregate of one-third of our public float, which is referred to as the baby shelf rules. If our public float decreases, the amount of securities we may sell under our Form S-3 shelf registration statement will also decrease. We believe our public float will exceed $75 million at the time we file our Annual Report on Form 10-K.

Our future capital needs are uncertain, and we may need to raise additional funds in the future.

We currently have limited cash and cash equivalents and in the future we may need to raise substantial additional capital to:

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

Our future success is dependent upon our ability to create and expand a customer base for our products in large hospitals and to increase adoption at our existing hospital accounts.

We market and sell our current sepsis products to the largest hospitals in the United States.  We are also targeting the top-tier hospitals in each of the European, African, Australian, and Middle-Eastern markets where we currently sell our products. We may not be successful in promoting adoption of our technologies in those targeted hospitals or increasing adoption at our existing hospital accounts, which may make it difficult for us to achieve broader market acceptance of these products and increase revenue.

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

Our future success depends on our ability to recruit, develop, retain and motivate key personnel, including individual on our senior management, research and development, science and engineering, manufacturing and sales and marketing teams. In particular, we are highly dependent on the management and business expertise of John Sperzel, our President and Chief Executive Officer and on the scientific expertise of Dr. Thomas Lowery, our Chief Scientific Officer. We do not maintain fixed-term employment contracts or key man life insurance with any of our employees. Competition for qualified personnel is intense, particularly in the Boston, Massachusetts area. Our growth depends, in particular, on attracting, retaining and motivating highly skilled sales personnel with the necessary clinical background and ability to understand our systems at a scientific and technical level. In addition, we may need to hire additional employees at our manufacturing facilities to meet demand for our products as we scale up our sales and marketing operations. Because of the complex and technical nature of our products and the dynamic market in which we compete, any failure to attract, develop, retain and motivate qualified personnel could materially harm our operating results and growth prospects.

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

While the technology of our products and product candidates is different than other products currently available, we compete with commercial diagnostics companies for the limited resources of our customers. In this regard, our principal competition is from a number of companies that offer platforms and applications in our target sepsis and Lyme markets, most of which are more established commercial organizations with considerable name recognition and significant financial resources.

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

We are developing additional product candidates that we intend to be used with the T2Dx Instrument, including T2Lyme for the detection of certain strains of Lyme disease-causing bacteria. We may have problems applying our technologies to these other areas and our new applications may not be as effective in detection as our initial applications. Any failure or delay in creating a customer base or launching new applications may compromise our ability to achieve our growth objectives.

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

As demand for our products increases, we will need to invest additional resources to purchase components, hire and train employees, and enhance our manufacturing processes and quality systems. If we fail to increase our production capacity efficiently while also maintaining quality requirements, our sales may not increase in line with our forecasts and our operating margins could fluctuate or decline. In addition, although we expect some of our product candidates to share product features and components with the T2Dx Instrument, T2Candida, T2Bacteria and T2Resistance, manufacturing of these products may require the modification of our production lines, the hiring of specialized employees, the identification of new suppliers for specific components, or the development of new manufacturing technologies. It may not be possible for us to manufacture these products at a cost or in quantities sufficient to make these products commercially viable.  Any future interruptions we experience in the manufacturing or shipping of our products could delay our ability to recognize revenues in a particular quarter and could also adversely affect our relationships with our customers.

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

T2MR relies, in part, on rare earth materials and products. For example, the T2Dx Instrument utilizes magnets which are extracted from the earth. Although there are currently multiple suppliers for these rare earth materials, changes in demand for, and the market price of, these magnets could significantly affect our ability to manufacture our T2MR-based instruments and, consequently, our profitability. Rare earth minerals and product prices may fluctuate and are affected by numerous factors beyond our control such as interest rates, exchange rates, inflation or deflation, global and regional supply and demand for rare earth minerals and products, and the political and economic conditions of countries that produce rare earth minerals and products.

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

If treatment guidelines for sepsis change, or the standard of care evolves, we may need to redesign and seek new marketing clearance from the FDA for our products. For example, current treatment recommendations for Candida infections, including those published by the Infectious Diseases Society of America, call for identical treatment for two species of Candida, C. albicans and C. tropicalis, and identical treatment for two other species, C. glabrata and C. krusei. Although our T2Candida test is technically capable of distinguishing among these species, we have designed it based on current treatment guidelines and therefore it does not distinguish between two species if they are subject to the same recommended treatment. Our FDA clearance to market the T2Dx Instrument and T2Candida in the United States is also based on current treatment guidelines. If treatment guidelines change so that different treatments become desirable for the two species currently subject to the same recommended treatment, the clinical utility of our T2Candida test could be diminished and we could be required to seek marketing clearance from the FDA for a revised test that would distinguish between the two species. Additionally, for T2Bacteria, if antibiotic or clinical guidelines indicate that tailoring antibiotic therapy to the infectious pathogen is not needed, then the market opportunity could be diminished.

Our ability to use net operating losses to offset future taxable income may be subject to certain limitations.

As of December 31, 2019, we had federal net operating loss carryforwards, or NOLs, to offset future taxable income of $329.6 million, which are available to offset future taxable income, if any, of which $228.2 million will expire at various dates through 2037 and $101.4 million carryforward indefinitely. Under Section 382 of the Internal Revenue Code, as amended (the “Code”), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its NOLs to offset future taxable income. We may have already experienced one or more ownership changes. Depending on the timing of any future utilization of our NOLs, we may be limited as to the amount that can be utilized each year as a result of such previous ownership changes. In addition, future changes in our stock ownership, as well as other changes that may be outside of our control, could result in additional ownership changes under Section 382 of the Code. As a result, even if we achieve profitability, we may not be able to use a material portion of our NOLs. We have recorded a full valuation allowance related to our NOLs due to the uncertainty of the ultimate realization of the future benefits of those assets.

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

A portion of our revenue comes from international sources. Engaging in international business involves a number of difficulties and risks, including:

•	required compliance with existing and changing foreign healthcare and other regulatory requirements and laws, such as those relating to patient privacy or handling of bio-hazardous waste;
•	required compliance with anti-bribery laws, such as the U.S. Foreign Corrupt Practices Act and U.K. Bribery Act, data privacy requirements, labor laws and anti-competition regulations;
•	export or import restrictions;
•	various reimbursement and insurance regimes;
•	laws and business practices favoring local companies;
•	longer payment cycles and difficulties in enforcing agreements and collecting receivables through certain foreign legal systems;
•	political and economic instability;
•	potentially adverse tax consequences, tariffs, customs charges, bureaucratic requirements and other trade barriers;
•	foreign exchange controls;
•	difficulties and costs of staffing and managing foreign operations;
•	difficulties protecting or procuring intellectual property rights; and
•	pandemics and public health emergencies, such as the coronavirus (COVID-19), could result in disruptions to travel and distribution in geographic locations where our products are sold.

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

Despite the implementation of security measures, our internal computer systems and those of our vendors and other contractors and consultants may be vulnerable to security breaches and damage from computer viruses and unauthorized access, including the unauthorized encryption of data stored on our computer network. In August 2019, we were the subject of a ransomware attack that resulted in the encryption of certain data stored on our computer network. Although we did not pay the ransom; the attack did not materially affect business operations; and there was no evidence of a loss of data or inappropriate disclosure of confidential or proprietary information, we did incur additional cost, expense and the diversion of time and resources to recover from the attack and Management concluded that the Company’s disclosure controls and procedures were not effective due to a material weakness in our internal control over the quality, frequency and periodic testing of the backup of the Company’s Information System data as described further in this Item 1. Although we have strengthened our network security and infrastructure following the attack, if such an event were to occur again and cause interruptions in our operations, it could result in a material disruption of our business operations. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or systems, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development and commercialization of our product candidates could be delayed, which could adversely affect our business, results of operations and financial condition.

Security breaches and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer.

In the ordinary course of our business, we store sensitive data, including intellectual property, our proprietary business information and that of our customers, and personally identifiable information of our employees, in our data centers and on our networks. The secure maintenance and transmission of this information is critical to our operations. Despite our security measures and data backup, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, and regulatory penalties, disrupt our operations and damage our reputation, which could adversely affect our business/operating margins, revenues and competitive position.

Risks Related to Government Regulation and Diagnostic Product Reimbursement

Approval and clearance by the FDA and foreign regulatory authorities for our diagnostic tests takes significant time and requires significant research, development and clinical study expenditures and ultimately may not succeed.

The medical device industry is regulated extensively by governmental authorities, principally the FDA and corresponding state and foreign regulatory agencies. The regulations are very complex and are subject to rapid change and varying interpretations. Regulatory restrictions or changes could limit our ability to carry on or expand our operations or result in higher than anticipated costs or lower than anticipated sales. The FDA and other U.S. governmental agencies regulate numerous elements of our business, including:

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

Global health crises, such as currently being experienced in some geographies with Coronavirus (“COVID-19”), may divert regulatory resources and attention away from approval processes for our products. This could materially lengthen the regulatory approval process of new products, which would delay expected commercialization of such new products.

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

•

the Physician Payments Sunshine Act under the Affordable Care Act, which requires manufacturers of drugs, devices, biologicals, and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program, with specific exceptions, to report annually to the CMS information related to payments and other transfers of value to physicians, as defined by such law, and teaching hospitals, and ownership and investment interests held by physicians and their immediate family members; and

•

state or foreign law equivalents of each of the above federal laws, such as anti-kickback and false claims laws, which may apply to items or services reimbursed by any third-party payor, including commercial insurers; state laws that require device companies to comply with the industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws that require manufacturers to report information related to payments and other transfers of value to physicians, hospitals and other healthcare providers, marketing expenditures, or pricing; and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways, thus complicating compliance efforts.

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

If our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including significant administrative, civil and criminal penalties, damages, fines, disgorgement, contractual damages, reputational harm, the curtailment or restructuring of our operations, integrity reporting obligations, the exclusion from participation in federal and state healthcare programs and imprisonment, any of which could adversely affect our ability to operate our business and our results of operations.

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

In addition, other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. On August 2, 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs, including reductions of Medicare payments to providers of up to 2% per fiscal year effective April 1, 2013. Due to subsequent legislative amendments, these reductions will stay in effect through 2029 unless additional congressional action is taken. Further, on January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

The current presidential administration and U.S. Congress has sought to modify, repeal, or otherwise invalidate all, or certain provisions of, the Affordable Care Act. Since taking office, President Trump has continued to support the repeal of all or portions of the Affordable Care Act. For example, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the Affordable Care Act-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax. On December 14, 2018, a Texas U.S. District Court Judge ruled that the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the Affordable Care Act are invalid as well. It is unclear how this decision, future decisions, subsequent appeals, and other efforts to repeal and replace the Affordable Care Act will impact the Affordable Care Act or our business.

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

Our commercial success depends in part on our avoiding infringement of the patents and proprietary rights of third parties. There is a substantial amount of litigation, both within and outside the United States, involving patent and other intellectual property rights in the medical device and diagnostics industries, including patent infringement lawsuits, interferences, oppositions and inter partes review proceedings before the U.S. Patent and Trademark Office, or U.S. PTO, and corresponding foreign patent offices. In the past, a third party informed us they believe we are infringing certain patents that are owned by the third party. We believe that most of the claims are not relevant to our products, and the remaining claims are not likely to be found valid by a court. Nevertheless, if the third party files a lawsuit against us, we will be forced to defend against the suit, which may incur substantial costs and be a distraction to our employees.  While we expect we would prevail in court because we believe any claims against our products by the third party are not likely to be found valid, in the event we do not prevail, we may be forced to take certain actions that could include, among other things, a license agreement, royalty payment, and/or designing around the patents, which may have a materially adverse effect on our business.

We have received a notice of claims of infringement or misappropriation or misuse of other parties’ proprietary rights in the past, and we may from time to time receive such additional notices in the future. Some of these claims may lead to litigation. Third parties may assert that we are employing their proprietary technology without authorization. There may be third-party patents or patent applications with claims to materials, methods of manufacture or methods of use of our products and technologies. Because patent applications can take many years to issue, third parties may have currently pending patent applications which may later result in issued patents that our products and technologies may infringe, or which such third parties claim are infringed by the use of our technologies. We cannot assure you that we will prevail in such actions, or that other actions alleging misappropriation or misuse by us of third-party trade secrets or infringement by us of third-party patents, trademarks or other rights, or challenging the validity of our patents, trademarks or other rights, will not be asserted against us.

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

We cannot guarantee that we have identified all relevant third-party intellectual property rights that may be infringed by our technology, nor is there any assurance that patents will not issue in the future from currently pending applications that may be infringed by our technology or products or product candidates. We are aware of third parties that have issued patents and pending patent applications in the United States, Europe, Canada, and other jurisdictions in the field of magnetic resonance devices and methods for analyte detection, including the preparation and use of reagents. While we continue to evaluate third-party patents in this area on an ongoing basis, we cannot guarantee that patents we currently are aware of will be found invalid or not infringed if we are accused of infringing them, or if our products are found to infringe, that we will be able to modify our products to cause them to be non-infringing on a timely or cost-effective basis, or at all. We currently monitor the intellectual property positions of some companies in this field that are potential competitors or are conducting research and development in areas that relate to our business and will continue to do so as we progress the development and commercialization of our products or product candidates. While we continue to evaluate third-party patents in this area on an ongoing basis, we cannot assure you that third parties do not currently have or will not in the future have issued patents or other intellectual property rights that may be infringed by the practice of our technology or the commercialization of our products or product candidates.

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

Risks Related to Our Common Stock

We may fail to maintain the continued listing requirements of The Nasdaq Capital Market, which could result in a delisting of our common stock.

Our common stock is currently listed on The Nasdaq Global Market. To maintain the listing of our common stock on The Nasdaq Global Market, we are required to meet certain listing requirements, including maintaining a minimum bid price of $1.00. If we fail to satisfy the continued listing requirements of The Nasdaq Global Market, The Nasdaq Global Market may take steps to delist our common stock, which could have a materially adverse effect on our ability to raise additional funds as well as the price and liquidity of our common stock. Such a delisting would likely have a negative effect on the price of our common stock and would impair our stockholders’ ability to sell or purchase our common stock when they wish to do so. In the event of a delisting, we can provide no assurance that any action taken by us to restore compliance with listing requirements would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, prevent our common stock from dropping below The Nasdaq minimum bid price requirement, or prevent future non-compliance with The Nasdaq Global Market’s listing requirements.

There can be no assurance that we will be successful in maintaining the listing of our common stock on The Nasdaq Capital Market. This could impair the liquidity and market price of our common stock. In addition, the delisting of our common stock from a national exchange could have a material adverse effect on our access to capital markets, and any limitation on market liquidity or reduction in the price of our common stock as a result of that delisting could adversely affect our ability to raise capital on terms acceptable to us, or at all.

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

Since our initial listing on The Nasdaq Global Market in August 2014, the trading market in our common stock has historically been limited. The listing of our common stock on The Nasdaq Global Market does not assure that a meaningful, consistent and liquid trading market currently exists. We cannot predict whether a more active market for our common stock will develop or be sustained in the future.

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

As a public company, we will incur significant legal, accounting and other expenses. The Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of The Nasdaq Global Market and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel will need to continue to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will continue to increase our legal and financial compliance costs and will make some activities more time-consuming and costly.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, we are required to furnish a report by our management on our internal control over financial reporting. To achieve compliance with Section 404 within the prescribed period, we are engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting.  If we identify one or more material weaknesses, such as the material weakness discussed in this section under the heading “—If we fail to maintain proper and effective internal controls, our ability to produce accurate and timely financial statements could be impaired, which could harm our operating results, our ability to operate our business and investors’ views of us.”, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

If securities or industry analysts do not publish research or reports about our business, or if they issue an adverse or misleading opinion regarding our stock, our stock price and trading volume could decline.

The trading market for our common stock is influenced by the research and reports that industry or securities analysts publish about us or our business. In the event any of the analysts who cover us, or any investors who have taken a short position in our stock, issue an adverse or misleading opinion regarding us, our business model, our intellectual property or our stock performance, or if our regulatory clearance timelines, clinical trial results or operating results fail to meet the expectations of analysts, our stock price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

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

Management of the Company, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of December 31, 2019. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.

Based on the evaluation of our disclosure controls and procedures as of December 31, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company’s disclosure controls and procedures were not effective due to a material weakness in our internal control over the quality, frequency and periodic testing of the backup of the Company’s Information Systems (“IT”) data.

We back up IT data monthly to a tape system and stores the tapes offsite in a secure location for use in data recovery such as in response to the cyber-attack as described in Form-10-Q for the quarterly period ended September 30, 2019. However, Management determined that the frequency of the backup, monthly, presents a potential loss of data that takes an inordinate amount of time to recover, in this instance which prevented us from timely filing our report on Form 10-Q for the quarterly period ended September 30, 2019 without filing an extension. Furthermore, Management determined that semi-annual data recovery testing to a secure environment to insure the integrity and recoverability of the data, were not performed. Because these tests were not performed, we did not detect flaws in the backup data timely and this flawed data required a lengthy data recovery process which delayed our ability to prepare timely and accurate financial statements. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2019.

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

Year ended December 31, 2019	High	Low
First Quarter	$5.38	$2.47
Second Quarter	$3.28	$1.35
Third Quarter	$3.21	$0.52
Fourth Quarter	$3.15	$0.91

Year ended December 31, 2018	High	Low
First Quarter	$7.25	$3.85
Second Quarter	$9.98	$5.75
Third Quarter	$7.92	$5.14
Fourth Quarter	$7.46	$2.94

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

Stockholders

The last reported sale price of common stock on March 13, 2020 as reported on The Nasdaq Global Market was $0.3950. As of March 13, 2020, there were 14 holders of record of our common stock.

Equity Compensation Plan Information

For information regarding securities authorized for issuance under equity compensation plans, see Part III “Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Issuer Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The following tables set forth, for the periods and as of the dates indicated, our selected financial data. The consolidated statement of operations data for the years ended December 31, 2019, 2018, and 2017 and consolidated balance sheet data as of December 31, 2019 and 2018 are derived from our audited financial statements in this Annual Report on Form 10-K. We have derived the consolidated statement of operations data for the year ended December 31, 2016 and 2015 and the consolidated balance sheet data as of December 31, 2017, 2016 and 2015 from our audited financial statements not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of our future results.

	Year ended
	December 31,
Consolidated Statement of Operations Data:	2019	2018	2017	2016	2015
	(in thousands)
Revenue:
Product revenue	$5,327	$4,805	$3,440	$1,747	$599
Research revenue	563	5,695	1,226	2,333	2,214
Contribution revenue	2,445	—	—	—	—
Total revenue	8,335	10,500	4,666	4,080	2,813
Costs and expenses:
Cost of product revenue	16,763	15,404	12,028	6,872	1,740
Research and development	16,326	14,489	23,733	24,009	25,362
Selling, general and administrative	27,304	25,697	22,757	24,077	19,094
Total costs and expenses	60,393	55,590	58,518	54,958	46,196
Loss from operations	(52,058)	(45,090)	(53,852)	(50,878)	(43,383)
Interest expense, net	(7,348)	(6,682)	(8,907)	(4,098)	(1,967)
Other income, net	400	619	331	172	60
Net loss and comprehensive loss	$(59,006)	$(51,153)	$(62,428)	$(54,804)	$(45,290)
Net loss per share — basic and diluted	$(1.30)	$(1.26)	$(1.94)	$(2.11)	$(2.21)
Weighted-average number of common shares used in computing net loss per share — basic and diluted (1)(3)(5)(6)(7)	45,507,754	40,558,826	32,131,512	26,015,751	20,501,748

	As of
	December 31,
Consolidated Balance Sheet Data:	2019	2018	2017	2016	2015
	(in thousands)
Cash and cash equivalents (1)(2)(3)(4)(5)(6)(7)	$11,033	$50,805	$41,799	$73,488	$73,662
Total assets	28,486	64,309	54,861	89,568	86,825
Current liabilities(8)	60,572	52,297	51,782	9,885	12,253
Notes payable, net of current portion (2)(4)	—	—	1,008	39,504	26,121
Total liabilities	62,491	52,922	53,521	50,230	39,886
Total stockholders’ (deficit) equity	(34,005)	11,387	1,340	39,338	46,939

(1)

On December 9, 2015 and December 21, 2015, we issued 3,500,000 shares and 191,049 shares of common stock, respectively, in connection with our secondary public offering at $9.75 per share. We raised approximately $33.3 million in net proceeds.

(2)	On December 28, 2015, we received net proceeds of $10.0 million from our loan and security agreement with Solar Capital, Ltd.
(3)	On September 21, 2016, we sold 6,055,341 shares of common stock at $6.56 per share to Canon U.S.A, Inc., for an aggregate cash purchase price of $39.7 million.
(4)

On December 30, 2016, we received net proceeds of $39.2 million from our term loan agreement with CRG Servicing LLC, or CRG, and used $28.0 million from the net proceeds to primarily repay the outstanding balance on our loan and security agreement with Solar Capital, Ltd.

(5)

On September 15, 2017, the Company sold 5,031,250 shares of its common stock in a public offering at $4.00 per share, for an aggregate gross cash purchase price of $20.1 million, resulting in net proceeds of $18.8 million after underwriters discount and expenses.

(6)       On June 4, 2018, we sold 7,015,000 shares of common stock in a public offering at $7.50 per share, for an aggregate gross cash purchase price of $52.6 million, resulting in net proceeds of $49.2 million after underwriters’ discount and expenses.

(7)       In 2019, we sold 5,486,500 shares for net proceeds of $6.7 million after expenses in connection with the Sales Agreement.

(8)

Current liabilities as of December 31, 2019, 2018 and 2017 includes a derivative liability of $2.4 million, $2.1 million, and $2.2 million respectively, and $42.9 million, $41.4 million, $39.2 million of CRG debt, respectively, that was classified as current based on the probability of violating a minimum liquidity covenant included in the debt agreement.

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

Business Overview

We are an in vitro diagnostics company that has developed an innovative and proprietary technology platform that offers a rapid, sensitive and simple alternative to existing diagnostic methodologies. We are using our T2 Magnetic Resonance technology, or T2MR, to develop a broad set of applications aimed at lowering mortality rates, improving patient outcomes and reducing the cost of healthcare by helping medical professionals make targeted treatment decisions earlier. T2MR enables rapid detection of pathogens, biomarkers and other abnormalities in a variety of unpurified patient sample types, including whole blood, plasma, serum, saliva, sputum and urine, and can detect cellular targets at limits of detection as low as one colony forming unit per milliliter, or CFU/mL. Our current development efforts target sepsis and Lyme disease, which are areas of significant unmet medical need in which existing therapies could be more effective with improved diagnostics.

On September 22, 2014, we received market clearance from the FDA for our first two products, T2Dx and T2Candida, which have the ability to rapidly identify the five clinically relevant species of Candida, a fungal pathogen known to cause sepsis direct from whole blood. On May 24, 2018, we received market clearance from the FDA for the T2Bacteria Panel, or T2Bacteria, which runs on the T2Dx Instrument and has the ability to rapidly identify five of the most common and deadly sepsis-causing bacteria (members of the ESKAPE pathogens, as defined above in Our T2Bacteria Panel) directly from whole blood. We have also developed and sell a research use only Candida auris assay, the T2Cauris Panel, for the rapid identification of Candida auris, a species of Candida that is highly drug resistant. We have developed a T2Resistance Panel for the early and sensitive detection of carbapenemase resistance markers and multiple hospitals are testing this new panel on a “research use only” basis. The T2Resistance Panel received FDA Breakthrough Device designation in February 2019 and was granted a CE Mark in November 2019. An additional diagnostic application in development is the T2Lyme Panel, or T2Lyme, which is focused on the detection of the bacteria that cause Lyme disease. Diagnostic applications for additional bacteria species and resistance markers were developed as part of a collaboration with CARB-X, a public-private partnership with the U.S. Department of Health and Human Services, or HHS, and the Wellcome Trust of London, focused on combatting antibiotic resistant bacteria. On August 2, 2019, the Company’s T2Bacteria Panel received a New Technology Add-on Payment from CMS, including a stand-alone, and unique ICD-10-PCS Code. In September 2019, the Biomedical Advanced Research and Development Authority (“BARDA”) awarded the Company a milestone-based contract, with an initial value of $6 million, and a potential value of up to $69 million, for the development of new direct-from-blood diagnostic panels that will run on the T2Dx. We expect that existing reimbursement codes will support our sepsis and Lyme disease product candidates, and that the anticipated economic savings associated with our sepsis products will be realized directly by hospitals. In the United States, we have built a direct sales force that is primarily targeting the largest hospitals with the highest concentration of patients at risk for sepsis-related infections. Internationally, we have primarily partnered with distributors that target large hospitals in their respective international markets.

We believe our sepsis products, which include T2Candida, T2Bacteria and T2Resistance, will redefine the standard of care in sepsis management while lowering healthcare costs by improving both the precision and the speed of detection of sepsis-causing pathogens. According to a study published in the Journal of Clinical Microbiology in 2010, targeted therapy for patients with bloodstream infections can be delayed up to 72 hours due to the wait time for blood culture results. In another study published in Clinical Infectious Diseases in 2012, the delayed administration of appropriate antifungal therapy was associated with higher mortality among patients with septic shock attributed to Candida infection and, on that basis, the study concluded that more rapid and accurate diagnostic techniques are needed. Due to the high mortality rate associated with Candida infections, physicians often will place patients on antifungal drugs while they await blood culture diagnostic results which generally take at least five days to generate a negative test result. Antifungal drugs are toxic and may result in side effects and can cost over $50 per day. The speed to result of T2Candida and T2Bacteria coupled with their superior sensitivity as compared to blood culture may help reduce the overuse of ineffective, or even unnecessary, antimicrobial therapy which may reduce side effects for patients, lower hospital costs and potentially counteract the growing resistance to antifungal therapy. The administration of inappropriate therapy is a driving force behind the spread of antimicrobial-resistant pathogens, which the CDC recently called “one of our most serious health threats.” The addition of the use of our products, T2Bacteria and T2Candida, which both run on the T2Dx instrument, with the standard of care for the management of patients suspected of sepsis, enables clinicians to potentially treat 90% of patients with sepsis pathogen infections with the right targeted therapy within the first twelve hours of development of the symptoms of disease. Currently, high risk patients are typically initially treated with broad spectrum antibiotic drugs that typically cover approximately 60% of patients with infections. Of the remaining 40% of patients, approximately 30% of the patients typically have a bacterial infection and 10% typically have Candida infections. T2Candida and T2Bacteria are designed to identify pathogens commonly not covered by broad spectrum antibiotic drugs. Faster administrations of the appropriate therapy may also shorten the overall length of stay, and reduce readmissions, furthering reduction in hospital costs.

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

We have never been profitable and have incurred net losses in each year since inception. Our accumulated deficit at December 31, 2019 was $376.2 million, we had a stockholders’ deficit of $34.0 million and we have experienced cash outflows from operating activities over the past years. Substantially all of our net losses resulted from costs incurred in connection with our research and development programs and from selling, general and administrative costs associated with our operations. We have incurred significant commercialization expenses related to product sales, marketing, manufacturing and distribution of our FDA-cleared products, T2Dx, T2Candida and T2Bacteria. In addition, we will continue to incur significant costs and expenses as we continue to develop other product candidates, improve existing products and maintain, expand and protect our intellectual property portfolio. We may seek to fund our operations through public equity or private equity or debt financings, as well as other sources. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements if and when needed would have a negative impact on our business, results of operations and financial condition and our ability to develop, commercialize and drive adoption of the T2Dx Instrument, T2Candida, T2Bacteria, T2Resistance, and future T2MR-based diagnostics.

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

We believe that our existing cash and cash equivalents at December 31, 2019, along with sales of our common stock since December 31, 2019 pursuant to our recently established Equity Distribution Agreement (the “Sales Agreement”) with Canaccord Genuity LLC, as agent (“Canaccord”) of $29.4 million through March 13, 2020, and additional funding available through the Sales Agreement and Purchase Agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”) (the “Purchase Agreement”) (Note 7) in the future, will be sufficient to fund our current operating plan assuming availability of funds through those agreements. However, because certain elements of our operating plan are outside of our control, including our ability to sell shares under the Sales Agreement and the Purchase Agreement, those elements cannot be considered probable according to accounting standards. Under ASC 205-40, the future receipt of potential funding from our Co-Development partners and other resources cannot be considered probable at this time because none of the plans are entirely within our control. The Purchase Agreement may not be readily available for use if the stock price remains below $1.00 (Note 7). The Term Loan Agreement with CRG requires us to achieve certain annual revenue targets, whereby we are required to pay double the amount of any shortfall as an acceleration of principal payments, and maintain a minimum liquidity amount of $5.0 million (Note 6). The Term Loan Agreement with CRG is classified as a current liability on the balance sheet at December 31, 2019, based on our consideration of the probability of violating the minimum liquidity covenant. Should we fall short of the revenue target we would seek a waiver of this provision. There can be no assurances that we would be successful in obtaining a waiver.

These conditions raise substantial doubt regarding our ability to continue as a going concern for a period of one year after the date that the financial statements are issued. Management's plans to alleviate the conditions, should it be necessary, include raising additional funding, earning payments pursuant to our Co-Development agreements, delaying certain research projects and capital expenditures and eliminating certain future operating expenses in order to fund operations at reduced levels to continue as a going concern for a period of 12 months from the date the financial statements are issued. Management has concluded the likelihood that its plan to obtain sufficient funding from one or more of these sources or adequately reduce expenditures will be successful, while reasonably possible, is less than probable.

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

The benefits to clinical care outcomes from faster time to effective therapy include a reduction in average patient length of stay within a hospital, increased hospital cost savings, and reduced mortality. Across three interventional studies, the mean ratio of length of stay reduction to time to effective therapy was 2.7 hours. In other words, for every one hour faster time to effective therapy, patient length of stay was reduced by 2.7 hours. The mean reduction in length of stay from early effective therapy in these studies was up to eight days and an independent economic analysis found a $1,149 cost savings per patient tested with the T2Candida Panel. An independent economic review also found rapid, direct-from-blood diagnostics result in cost savings when sensitivity is greater than 52%, the cost of the test is less than $270, and results are returned within two to seven hours. All of these requirements are met by the T2 Biosystems diagnostic panels. Additionally, in septic shock patients, every hour delaying effective antimicrobial therapy decreases survival by an estimated 7.6%. In 111,816 patients given a New York State mandated sepsis bundle, the relative probability of death increased by four percent for every hour delay in the administration of effective therapy. In a retrospective analysis of 70 studies, compared to patients given an appropriate empiric antimicrobial therapy, patients given inappropriate empiric antimicrobials showed over two-times higher probability of death. Taken together, T2 Biosystems allow for a reduction in time to effective therapy by multiple days, which are realized as patient and hospital benefits in reduced length of stay, cost of care, and mortality.

Our FDA-cleared products, the T2Dx Instrument, T2Candida, and T2Bacteria utilize T2MR to detect species-specific Candida and sepsis-causing bacteria, respectively, directly from whole blood in as few as three hours versus the one to six or more days typically required by blood culture-based diagnostics. This allows the patient to potentially receive the correct treatment in four to six hours versus 24 to 144 hours for blood culture. The T2Candida and T2Bacteria run on the T2Dx Instrument and provide high sensitivity with a limit of detection as low as 1 CFU/mL, even in the presence of antimicrobial therapy.

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

We believe our sepsis products, which include T2Candida, T2Bacteria, T2Resistance, and T2Cauris will redefine the standard of care in sepsis management while lowering healthcare costs by improving both the precision and the speed of detection of sepsis-causing pathogens. According to a study published in the Journal of Clinical Microbiology in 2010, targeted therapy for patients with bloodstream infections can be delayed up to 72 hours due to the wait time for blood culture results. In another study published in Clinical Infectious Diseases in 2012, the delayed administration of appropriate antifungal therapy was associated with higher mortality among patients with septic shock attributed to Candida infection and, on that basis, the study concluded that more rapid and accurate diagnostic techniques are needed. Our pivotal clinical trial for T2Candida demonstrated that it can deliver actionable results in as few as three hours, with an average time to result during the trial of 4.2 hours, compared to the average time to result of one to six or more days typically required for blood-culture-based diagnostics, which we believe will potentially enable physicians to make treatment decisions and administer targeted treatment to patients in four to six hours versus 24 to 144 hours for blood culture.

The results from our pivotal clinical trial for T2Bacteria, which was recently published in the Annals of Internal Medicine, demonstrated that T2Bacteria can deliver actionable results in an average of 5.4 hours, compared to an average of 60 hours for detecting the same species by blood culture. In addition, T2Bacteria identified 69 patients with bloodstream infections that were missed by the paired blood culture that was simultaneously run. The pivotal study was a study of over 1,400 patient samples collected across 11 hospital and hospital systems across the United States. The investigators concluded the following: (a) T2Bacteria demonstrated accuracy, including overall sensitivity of 90% and overall average specificity of 98%; (b) blood culture species identification results took an average of 3 days while T2Bacteria took an average of only 5.4 hours in the clinical trial, providing results more than 2.5 days faster; (c) 66% of patients in the clinical trial with a bloodstream infection confirmed by T2 and blood culture could have benefited from earlier appropriate antibiotics based on the rapid T2Bacteria result. A separate presentation on T2Bacteria at ASM Microbe 2018 by clinicians at Ochsner Medical Center found the following: (a) T2Bacteria detected 14 infections missed by a paired blood culture – but proven to be a true infection by other cultures; (b) T2Bacteria identified every infection detected by blood culture of the target species (100% sensitivity); and (c) T2Bacteria was accurate in identifying samples without an infection, with 99% average specificity. The authors concluded that the advantages of T2Bacteria over blood culture could make it a valuable tool to enable faster time to targeted antibiotic therapy and reduced use of unnecessary antibiotics. Also at ASM Microbe 2018, clinicians from Northwestern University presented its findings that the T2Bacteria Panel was more sensitive when compared to blood culture testing and detected 18 clinically important urinary and respiratory infections that were missed by blood culture. The authors concluded that T2Bacteria may improve patient care by providing clinicians rapid and actionable information for treating patients. In November 2015, the Company presented preliminary data demonstrating the ability of our T2Bacteria product candidate to provide the rapid and sensitive identification of certain sepsis-causing bacteria included in the panel, directly from whole blood. The bacteria species included in T2Bacteria are Staphylococcus aureus, Enterococcus faecium, Escherichia coli, Klebsiella pneumoniae, and Pseudomonas aeruginosa. The five bacteria species in our T2Bacteria Panel are responsible for about half of all septic infections.

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

Our T2Bacteria Panel

On May 24, 2018, we received market clearance from the FDA for T2Bacteria, a multiplex diagnostic panel that runs on the T2Dx Instrument and detects five major bacterial pathogens (members of the ESKAPE pathogens, as defined above) associated with sepsis and, in conjunction with T2Candida and standard empiric therapy regimens, may enable the early, appropriate treatment of 90% of sepsis patients. T2Bacteria addresses the same approximately 6.75 million symptomatic high-risk patients as T2Candida and also a new population of patients who are at increased risk for bacterial infections, including an additional two million patients presenting with symptoms of infection in the emergency room setting.

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

Our T2Candida auris Panel

On September 6, 2017, we announced that the CDC has agreed to validate the T2Dx Instrument and the T2Cauris investigational use only panel in their laboratory for potentially testing and monitoring the emergence and outbreaks of the superbug Candida auris in hospitals around the country. Candida auris is a multi-drug resistant pathogen recognized by the CDC as a “serious global health threat” because it can be resistant to “all three major classes of antifungal drugs” and difficult to identify. The CDC has also reported that more than one in three patients with Candida auris infections have died. Unlike most other species of Candida, Candida auris can spread quickly in a hospital making rapid identification and hospital environment surveillance a critical component of containing these outbreaks. Existing laboratory methods that detect Candida auris, including blood culture, suffer from prolonged detection times and low accuracy, which exacerbates the challenge in the fight to contain the superbug. Recently, reported cases have surged internationally, and the CDC has reported a significant increase in infected patients in the United States. According to the European Centre for Disease Prevention and Control, hospital outbreaks have occurred in the United Kingdom and Spain. Because Candida auris can be resistant to most treatment options and can spread so quickly, these hospital outbreaks have been difficult to contain by even the most enhanced control measures. Multiple hospitals and labs in the Middle East and Africa are conducting evaluations to demonstrate the ability to detect Candida auris directly in patient blood specimens.

Our T2Biosystems Product Portfolio

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

We believe our products provide a pathway for more rapid and targeted treatment of infections, potentially reducing the mortality rate by as much as 75% if a patient is treated within 12 hours of suspicion of infection and significantly reducing the cost burden of sepsis. Each year, approximately 250,000 patients in the United States die from sepsis. According to a study published by Critical Care Medicine in 2006, in sepsis patients with documented hypotension, administration of effective antimicrobial therapy within the first hour of detection was associated with a survival rate of 79.9% and, over the ensuing six hours, each hour of delay in initiation of treatment was associated with an average decrease in survival of 7.6%. According to such study, the survival rate for septic patients who remained untreated for greater than 36 hours was approximately 5%. The toll of sepsis on a patient’s health can be severe: more than one-in-five patients die within two years as a consequence of sepsis. Sepsis is also the most prevalent and costly cause of hospital readmissions. We believe our T2Biosystems Product Portfolio addresses a significant unmet need in in vitro diagnostics by providing:

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

Financial Overview

Revenue

We generate revenue from the sale of our products, related services, reagent rental agreements and from activities performed pursuant to research and development agreements and government contributions.

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

Product revenue is derived from the sale of our instruments and related consumable diagnostic tests, predominantly through our direct sales force in the United States, and distributors in geographic regions outside the United States. We do not offer product return or exchange rights (other than those relating to defective goods under warranty) or price protection allowances to our customers, including our distributors. Payment terms granted to distributors are the same as those granted to end-user customers and payments are not dependent upon the distributors’ receipt of payment from their end-user customers. The Company either sells instruments to customers and international distributors or retains title and places the instrument at the customer site pursuant to a reagent rental agreement. When the instrument is directly purchased by a customer, the Company recognizes revenue when the related performance obligation is satisfied (i.e. when the control of an instrument has passed to the customer; typically, at shipping point). When the instrument is placed under a reagent rental agreement, the Company’s customers generally agree to fixed term agreements, which can be extended, certain of which may include minimum purchase commitments and/or incremental charges on each consumable diagnostic test purchased, which varies based on the volume of test cartridges purchased. Revenue from the sale of consumable diagnostic tests (under a reagent rental agreement), which includes the incremental charge, is recognized upon shipment.  Revenue associated with reagent rental consumable purchases is currently classified as variable consideration and constrained until a purchase order is received and related performance obligations have been satisfied (or partially satisfied). The transaction price from consumables purchases is allocated between the lease of the instrument (under a contingent rent methodology as provided for in ASC 842, Leases (“ASC 842”)), and the consumables when related performance obligations are satisfied as a component of lease and product revenue.

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

We have committed, and expect to commit, significant resources toward developing additional product candidates, improving existing products, and conducting ongoing and new clinical trials.

Selling, general and administrative expenses

Selling, general and administrative expenses consist primarily of costs for our sales and marketing, finance, legal, human resources, business development and general management functions, as well as professional services, such as legal, consulting and accounting services. We expect selling, general and administrative expenses to increase in future periods as we continue U.S. product commercialization and our needs for sales, marketing and administrative personnel grow. Other selling, general and administrative expenses include facility-related costs, fees and expenses associated with obtaining and maintaining patents, clinical and economic studies and publications, marketing expenses, and travel expenses. We expense all selling, general and administrative expenses as incurred.

Interest expense, net

Interest expense, net, consists primarily of interest expense on our notes payable, changes in fair value of our derivative liability and the amortization of deferred financing costs and debt discount, partially offset by interest earned on our cash and cash equivalents.

Other income, net

Other income, net, consists of dividend and other investment income.

Results of Operations for the Years Ended December 31, 2019 and 2018

	Year ended
	December 31,
	2019	2018	Change
	(in thousands)
Revenue:
Product revenue	$5,327	$4,805	$522
Research revenue	563	5,695	(5,132)
Contribution revenue	2,445	—	2,445
Total revenue	8,335	10,500	(2,165)
Costs and expenses:
Cost of product revenue	16,763	15,404	1,359
Research and development	16,326	14,489	1,837
Selling, general and administrative	27,304	25,697	1,607
Total costs and expenses	60,393	55,590	4,803
Loss from operations	(52,058)	(45,090)	(6,968)
Interest expense, net	(7,348)	(6,682)	(666)
Other income, net	400	619	(219)
Net loss	$(59,006)	$(51,153)	$(7,853)

Product revenue

During the year ended December 31, 2019, product revenue totaled $5.3 million, compared to $4.8 million for the year ended December 31, 2018, an increase of $0.5 million. The increase was driven by higher T2Dx instrument sales of $0.3 million and higher revenue under our service agreements of $0.2 million.

Research revenue

We recorded research revenue totaling $0.6 million for the year ended December 31, 2019, compared to $5.7 million for the year ended December 31, 2018, a decrease of $5.1 million. The decrease was primarily the result of $3.0 million less of revenue recognized related to our Co-Development Agreement with Allergan Sales, which completed in October 2018, and $1.1 million less of revenue recognized under our Co-Development Agreement with Canon US Life Sciences, a result of achieving a $2.0 million milestone during the year ended December 31, 2018. Research revenue for the year ended December 31, 2018 included $1.1 million from our cost-sharing agreement with CARB-X. Revenue from our cost-sharing agreement with CARB-X and our US Government Contract with the Biomedical Advanced Research and Development Authority (“US Government Contract”) for the year ended December 31, 2019 is recorded as contribution revenue, a result of adopting a new accounting standard in 2019.

Contribution revenue

Contribution revenue of $2.4 million for the year ended December 31, 2019, relates to our cost-sharing agreement with CARB-X of $0.9 million and our US Government Contract of $1.5 million, which began in September 2019. The Company adopted a new accounting standard in 2019, under which the Company began recording government contributions as contribution revenue. Revenue related to our cost-sharing agreement with CARB-X during the year ended December 31, 2018 was recorded as research revenue.

Cost of product revenue

During the year ended December 31, 2019, cost of product revenue totaled $16.8 million, compared to $15.4 million for the year ended December 31, 2018, an increase of $1.4 million. The increase in cost was driven by $0.7 million from higher Bacteria sales, $0.4 million in service repairs, due to a growing reagent rental instrument base, $0.3 million from higher instrument sales, $0.3 million in increased Candida costs, $0.2 million in freight costs from initial shipments to stock our third party international warehouse, $0.2 million from scrap, and $0.2 million from increased packaging and disposable supply costs. Increases in cost of product revenue were offset by $0.7 million related to a 2018 impairment charge that did not recur in 2019 and lower depreciation expense of $0.3 million from T2-owned instruments due to sales of instruments, which were previously rented, to customers.

Research and development expenses

Research and development expenses were $16.3 million for the year ended December 31, 2019, compared to $14.5 million for the year ended December 31, 2018, an increase of $1.8 million. Lab-related expenses increased by $1.3 million from increased equipment purchases and additional expenses related primarily to our US Government Contract and the cyber-attack. Payroll-related expenses increased by $1.1 million due to a higher average headcount and increased R&D activity. These increases were partially offset by a $0.5 million decrease in stock compensation expense mostly from the restricted stock units with market conditions due to vesting causing acceleration of expense during the year ended December 31, 2018, a $0.2 million decrease in outside services, and a $0.1 million decrease in clinical expenses.

Selling, general and administrative expenses

Selling, general and administrative expenses were $27.3 million for the year ended December 31, 2019, compared to $25.7 million for the year ended December 31, 2018, an increase of $1.6 million. The increase was attributed to an increase in payroll expenses of $3.3 million due to a higher average headcount and the transition of our former Chief Executive Officer to Non-Executive Chairman of the Board, increased professional fees of $0.7 million for consulting, legal, and for system restoration from the cyber-attack, an increase in insurance of $0.5 million, and increased travel expenses of $0.4 million due to an increase in medical affairs personnel. These increases were partially offset by a decrease in stock compensation expenses of $3.5 million primarily due to the vesting of restricted stock units with market conditions, causing acceleration of expense during the year ended December 31, 2018.

Interest expense, net

Interest expense, net, was $7.3 million for the year ended December 31, 2019, compared to $6.7 million for the year ended December 31, 2018. Interest expense, net, increased by $0.6 million due to a $0.3 million change in fair value of the derivative associated with the CRG Term Loan Agreement and a $0.3 million increase in interest.

Other income, net

Other income, net, was $0.4 million for the year ended December 31, 2019, compared to $0.6 million for the year ended December 31, 2018. Other income, net, decreased $0.2 million primarily due to decreased dividend and other investment income.

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

Liquidity and Capital Resources

We have incurred losses and cumulative negative cash flows from operations since our inception, and as of December 31, 2019, we had an accumulated deficit of $376.2 million. Having obtained clearance from the FDA and a CE mark in Europe to market the T2Dx, T2Candida, and T2Bacteria, the Company has incurred significant commercialization expenses related to product sales, marketing, manufacturing and distribution. The Company may seek to fund its operations through public equity or private equity or debt financings, as well as other sources. However, the Company may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. The Company’s failure to raise capital or enter into such other arrangements if and when needed would have a negative impact on the Company’s business, results of operations and financial condition and the Company’s ability to develop and commercialize T2Dx, T2Candida, T2Bacteria, and other product candidates.

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

Plan of operations and future funding requirements

As of December 31, 2019, we had cash and cash equivalents of $11.0 million. Currently, a portion of our funds are held in money market funds invested in U.S. government agency securities. Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, costs related to our products, clinical trials, laboratory and related supplies, supplies and materials used in manufacturing, legal and other regulatory expenses and general overhead costs.

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

On March 9, 2020, we entered into Amendment No. 1 to Equity Distribution Agreement (“Amendment 1”) with Canaccord Genuity LLC (“Canaccord”), amending the Equity Distribution Agreement dated as of July 30, 2019, between us and Canaccord (the “Original Agreement” and, together with Amendment No. 1, the “Equity Distribution Agreement”). Pursuant to the Equity Distribution Agreement, we may, from time to time, sell shares of our common stock having an aggregate gross sales amount of up to $65.0 million through Canaccord, as our sales agent. As of March 13, 2020, we had sold 54,888,124 shares of common stock with an aggregate offering price of approximately $37.3 million, leaving an aggregate offering price of up to approximately $27.7 million remaining under the Equity Distribution Agreement.

Going Concern

Our ability to continue operations after December 31, 2019 will depend on our ability to obtain additional funding, as to which no assurances can be given. At December 31, 2019, we had an accumulated deficit of $376.2 million, and a stockholders’ deficit of $34.0 million. We have experienced cash outflows from operating activities over the past years and are required to maintain a minimum cash balance under our Term Loan Agreement with CRG Servicing LLC (“CRG”) (Note 6). The Term Loan Agreement with CRG is classified as a current liability on the balance sheet at December 31, 2019, based on our consideration of the probability of violating the minimum liquidity covenant. These conditions raise substantial doubt about our ability to continue as a going concern. There can be no assurance that any financing by us can be realized, or if realized, what the terms of any such financing may be, or that any amount that we are able to raise will be adequate.

Management believes that the existing cash and cash equivalents at December 31, 2019, along with sales of our common stock since December 31, 2019 pursuant to our recently established Equity Distribution Agreement (the “Sales Agreement”) with Canaccord Genuity LLC, as agent (“Canaccord”) of $29.4 million through March 13, 2020, and additional funding available through the Sales Agreement and Purchase Agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”) (the “Purchase Agreement”)  (Note 7) in the future, will be sufficient to fund our current operating plan assuming availability of funds through those agreements. However, because certain elements of our operating plan are outside of our control, including our ability to sell shares under the Sales Agreement and the Purchase Agreement, those elements cannot be considered probable. Under ASC 205-40, the future receipt of potential funding from our Co-Development partners and other resources cannot be considered probable at this time because none of the plans are entirely within our control. Should our current operating plan not materialize Management's plans to alleviate the conditions that raise substantial doubt include raising additional funding, earning milestone payments pursuant to our Co-Development agreements, delaying certain research projects and capital expenditures and eliminating certain future operating expenses in order to fund operations at reduced levels in order to continue as a going concern for a period of 12 months from the date the financial statements are issued. Management has concluded the likelihood that its plan to successfully obtain sufficient funding from one or more of these sources or adequately reduce expenditures, while reasonably possible, is less than probable. Accordingly, we have concluded that substantial doubt exists about our ability to continue as a going concern for a period of at least 12 months from the date of issuance of these financial statements. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of the uncertainties described above. The Purchase Agreement may not be readily available for use if the stock price remains below $1.00 (Note 7). The Term Loan Agreement with CRG requires us to achieve certain annual revenue targets, whereby we are required to pay double the amount of any shortfall as an acceleration of principal payments, and maintain a minimum liquidity amount of $5.0 million (Note 6). The Term Loan Agreement with CRG is classified as a current liability on the balance sheet at December 31, 2019, based on our consideration of the probability of violating the minimum liquidity covenant. Should we fall short of the revenue target we would seek a waiver of this provision. There can be no assurances that we would be successful in obtaining a waiver.

Cash flows

The following is a summary of cash flows for each of the periods set forth below:

	Year ended
	December 31,
	2019	2018	2017
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(45,361)	$(40,138)	$(47,718)
Investing activities	(761)	(593)	(2,476)
Financing activities	6,350	49,657	18,505
Net (decrease) increase in cash, cash equivalents and restricted cash	$(39,772)	$8,926	$(31,689)

Net cash used in operating activities

Net cash used in operating activities was $45.4 million for the year ended December 31, 2019, and consisted primarily of a net loss of $59.0 million, an adjustment for non-cash items including stock-based compensation expense of $5.5 million, non-cash interest expense of $2.4 million, depreciation and amortization expense of $2.2 million, amortization of operating lease assets of $1.4 million, and a change in fair value of derivative of $0.3 million and a net change in operating assets and liabilities of $1.9 million. The net change in operating assets and liabilities was primarily driven by a $3.7 million increase in accrued expenses primarily due to the transition of former Chief Executive Officer to Non-Executive Chairman of the Board, timing of interest payments and the final fee for CRG and an increase in accounts payable of $3.0 million due to timing of payments, partially offset by a decrease in operating lease liabilities of $2.3 million, a decrease in deferred revenue of $0.5 million as revenue under our Co-Development Agreement with Canon was fully recognized in 2019, an increase in accounts receivable of $1.0 million primarily from our US Government Contract, an increase in inventories, net, of $0.9 million to meet anticipated demand and an increase in prepaid expenses and other current assets of $0.1 million mostly related to insurance.

Net cash used in operating activities was $40.1 million for the year ended December 31, 2018, and consisted primarily of a net loss of $51.2 million adjustment for non-cash items including stock-based compensation expense of $9.9 million, depreciation and amortization expense of $2.5 million, non-cash interest expense of $2.2 million, and an impairment charge of $0.7 million, partially offset by deferred rent of $0.2 million and a change in fair value of a derivative instrument of $0.1 million and a net change in operating assets and liabilities of $3.9 million. The net change in operating assets and liabilities was primarily driven by a $1.3 million increase in accounts receivable from increased instrument sales and our cost-sharing agreement with CARB-X, a $1.0 million increase in inventories, net, a $0.8 million decrease in deferred revenue primarily from our Co-Development Agreement with Allergan Sales, LLC., a $0.6 million increase in prepaid expenses and other current assets from insurance, tradeshows and conferences and receivables due to expected landlord reimbursements, a $0.3 million decrease in accrued expenses and other liabilities and a $0.1 million increase in accounts payable

Net cash used in operating activities was $47.7 million for the year ended December 31, 2017, and consisted primarily of a net loss of $62.4 million adjusted for non-cash items including depreciation and amortization expense of $2.9 million, stock-based compensation expense of $4.8 million, non-cash interest expense of $2.7 million, change in fair value of a derivative instrument of $2.2 million and an impairment charge of $2.6 million, partially offset by deferred rent of $0.1 million and a net change in operating assets and liabilities of $0.1 million. The net change in operating assets and liabilities was primarily driven by a $0.7 million decrease in deferred revenue, $0.3 million decrease in accounts payable, $0.1 increase in accounts receivable and $0.1 million increase in inventory, offset by an increase of $0.7 million in accrued expenses and other liabilities.

Net cash used in investing activities

Net cash used in investing activities was $0.8 million for the year ended December 31, 2019, and consisted of costs to acquire property and equipment.

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

Net cash provided by financing activities

Net cash provided by financing activities was $6.4 million for the year ended December 31, 2019, and consisted primarily of net proceeds of $6.7 million under the Sales Agreement and proceeds from the exercise of stock options and employee stock purchase plan of $0.6 million which were partially offset by $0.9 million of repayments of finance leases.

Net cash provided by financing activities was $49.7 million for the year ended December 31, 2018, and consisted primarily of the net proceeds from the June 2018 public offering of $49.2 million and proceeds from the exercise of stock options and employee stock purchase plan of $2.0 million which were partially offset by $1.5 million of repayments of notes payable.

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

Borrowing Arrangements

Term Loan Agreement

In December 2016, we entered into a Term Loan Agreement (the “Term Loan Agreement”) with CRG. We borrowed $40.0 million pursuant to the Term Loan Agreement, which has a six-year term with three years (through December 30, 2019) of interest-only payments, which period was extended to four years (through December 30, 2020) upon achieving the Approval Milestone, after which quarterly principal and interest payments would be due through the December 30, 2022 maturity date. Interest on the amounts borrowed under the Term Loan Agreement accrues at an annual fixed rate of (a) prior to the Approval Milestone, 12.50%, 4.0% of which may be deferred during the interest-only period by adding such amount to the aggregate principal loan amount and (b) following the Approval Milestone, 11.50%, 3.5% of which may be deferred during the interest-only period by adding such amount to the aggregate principal loan amount. In addition, if we achieve certain financial performance metrics, the loan will convert to interest-only until the December 30, 2022 maturity, at which time all unpaid principal and accrued unpaid interest will be due and payable. We are required to pay CRG a financing fee based on the loan principal amount drawn. We are also required to pay a final payment fee of 8% of the principal outstanding upon repayment. We are accruing the final payment fee as interest expense and it is included as a current liability at December 31, 2019 and 2018 on the balance sheet.

We may prepay all or a portion of the outstanding principal and accrued unpaid interest under the Term Loan Agreement at any time upon prior notice subject to a certain prepayment fee during the first five years of the term and no prepayment fee thereafter. As security for our obligations under the Term Loan Agreement, we entered into a security agreement with CRG whereby we granted a lien on substantially all of its assets, including intellectual property. The Term Loan Agreement also contains customary affirmative and negative covenants for a credit facility of this size and type, including a requirement to maintain a minimum cash balance of $5.0 million. The Term Loan Agreement also requires us to achieve certain revenue targets, whereby we are required to pay double the amount of any shortfall as an acceleration of principal payments. In March 2019, the Term Loan Agreement was amended to reduce the 2019 minimum revenue target to $9.0 million and eliminate the 2018 revenue covenant. In exchange for the amendment, we agreed to reset the strike price of the warrants to purchase 528,958 shares of our common stock, issued in connection with the Term Loan Agreement, from $8.06 per share to $4.35 per share.

In September 2019, the Term Loan Agreement was amended to extend the interest-only payment period through December 31, 2021, to extend the initial principal repayment to March 31, 2022, and to reduce the minimum product revenue target for 2019 from $9 million to $4 million, for the twenty-four month period beginning on January 1, 2019 from $95 million to $15 million and for the twenty-four month period beginning on January 1, 2020 from $140 million to $43 million. The final payment fee was increased from 8% to 10% of the principal amount outstanding upon repayment. We issued to CRG warrants to purchase 568,291 shares of our common stock (“New Warrants”) (Note 9) at an exercise price of $1.55, with typical provisions for termination upon a change of control or a sale of all or substantially all of our assets. We also reduced the exercise price for the warrants previously issued to CRG to purchase an aggregate of 528,958 shares of our common stock to $1.55. All of the New Warrants are exercisable any time prior to September 9, 2029, and all of the previously issued warrants are exercisable any time prior to December 30, 2026. We accounted for the March 2019 and September 2019 amendments as modifications to the Term Loan Agreement.

The Term Loan Agreement includes a subjective acceleration clause whereby an event of default, including a material adverse change in the business, operations, or conditions (financial or otherwise), could result in the acceleration of the obligations under the Term Loan Agreement. Under certain circumstances, a default interest rate of an additional 4.0% per annum will apply at the election of CRG on all outstanding obligations during the occurrence and continuance of an event of default. CRG has not exercised its right under this clause.

We assessed the terms and features of the Term Loan Agreement, including the interest-only period dependent on the achievement of the Approval Milestone and the acceleration of the obligations under the Term Loan Agreement under an event of default, of the Term Loan Agreement in order to identify any potential embedded features that would require bifurcation. In addition, under certain circumstances, a default interest rate of an additional 4.0% per annum will apply at the election of CRG on all outstanding obligations during the occurrence and continuance of an event of default, we concluded that the features of the Term Loan Agreement are not clearly and closely related to the host instrument, and represent a single compound derivative that is required to be re-measured at fair value on a quarterly basis.

The fair value of the derivative at December 31, 2019 and 2018 is $2.4 million and $2.1 million respectively. We classified the derivative liability as a current liability on the balance sheet at December 31, 2019 and 2018 to match the classification of the related Term Loan Agreement.

Equipment Lease Credit Facility

In October 2015, we signed the $10.0 million Credit Facility (the “Credit Facility”) with Essex Capital Corporation (“Essex”) to fund capital equipment needs. As one of the conditions of the Term Loan Agreement, the Credit Facility was capped at a maximum of $5.0 million. Under the Credit Facility, Essex funded capital equipment purchases presented by us. We repaid the amounts borrowed in 36 equal monthly installments from the date of the amount funded. At the end of the 36 month lease term, we had the option to (a) repurchase the leased equipment at the lesser of fair market value or 10% of the original equipment value, (b) extend the applicable lease for a specified period of time, which will not be less than one year, or (c) return the leased equipment to the Lessor.

In April 2016 and June 2016, we completed the first two draws under the Credit Facility of $2.1 million and $2.5 million, respectively. We made monthly payments of $67,000 under the first draw and $79,000 under the second draw. The borrowings under the Credit Facility were treated as capital leases and were included in property and equipment on the balance sheet. The amortization of the assets conveyed under the Credit Facility was included as a component of depreciation expense. During the year ended December 31, 2019, we repurchased the equipment for $0.3 million in accordance with the terms of the Credit Facility.

Contractual Obligations and Contingent Liabilities

The following summarizes our significant contractual obligations as of the date of issuance of this annual report on Form 10-K:

	Payments Due by Fiscal Year Ended December 31,
	Total	2020	2021-2022	2023-2024
	(in thousands)
Operating leases (1)	$4,288	$2,314	$1,974	$—
Notes payable (2)(3)(4)	48,077	—	48,077	—
Total obligations	$52,365	$2,314	$50,051	$—

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

(2)

Represents borrowing under our Term Loan Agreement, which currently bears interest at an annual rate of 11.5% and has principal repayment dates through December 2022. The balance for this debt instrument includes estimated interest payment obligations.

(3)	This does not include prepayment penalties. Additionally, this does not include the final fee of $4.8 million due in 2022.

(4)

The Term Loan Agreement with CRG is classified as a current liability on the balance sheet at December 31, 2019, based on the Company’s consideration of the probability of violating a minimum liquidity covenant included in the Term Loan Agreement.

Contingent Liabilities and Commitments, Including Tax Matters

We have net deferred tax assets of $104.2 million as of December 31, 2019, which have been fully offset by a valuation allowance due to uncertainties surrounding our ability to realize these tax benefits. The deferred tax assets are primarily composed of federal net operating loss (“NOL”), tax carryforwards and research and development tax credit carryforwards. As of December 31, 2019, we had federal NOL carryforwards of $329.6 million available to reduce future taxable income, if any. Out of the total NOL carryforwards of $329.6 million, $228.2 million will expire at various dates through 2037 and $101.4 million carryforward indefinitely. As of December 31, 2019, we had state NOL carryforwards of $292.4 million, of which $288.0 million expire at various dates through 2039 and $4.4 million is carried forward indefinitely. As of December 31, 2019, we had federal tax credit carryforwards of $5.5 million and state tax credit carryforwards of $3.6 million which expire at various dates through 2039 and 2034, respectively. Net operating loss and tax credit carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant stockholders over a three-year period in excess of 50%, as defined under Sections 382 and 383 of the Internal Revenue Code, respectively, as well as similar state provisions. In general, if we experience, or have experienced, a greater than 50% aggregate change in ownership of certain significant stockholders over a three-year period, or a Section 382 ownership change, utilization of our pre-change NOL carryforwards are subject to an annual limitation under Section 382 of the Internal Revenue Code of 1986, as amended. Such limitations may result in expiration of a portion of the NOL and tax credit carryforwards before utilization and may be substantial. If we experience a Section 382 ownership change in connection as a result of future changes in our stock ownership, some of which changes are outside of our control, the tax benefits related to the NOL and tax credit carryforwards may be limited or lost. We have not conducted an assessment to determine whether there may have been a Section 382 or 383 ownership change.

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

Revenue Recognition

We adopted ASC 606, Revenue from Contracts with Customers (“ASC 606”) on January 1, 2018 using the modified retrospective method for all contracts not completed as of the date of adoption. For contracts that were modified before the effective date, we reflected the aggregate effect of all modifications when identifying performance obligations and allocating transaction price in accordance with practical expedient ASC 606-10-65-1-(f)-4.  The reported results for 2019 and 2018 reflect the application of ASC 606 guidance while the reported results for 2017 were prepared under the guidance of ASC 605, Revenue Recognition (“ASC 605” or "legacy GAAP").  The impact of ASC 606 on the years-ended December 31, 2019 and 2018 was higher product revenue of $0.1 million and $0.5 million, respectively.  The higher revenue is the result of recognizing consideration allocated to the instrument, upon shipment.  Under ASC 605, no revenue would be recognized until installation was completed.

We generate revenue from the sale of instruments, consumable diagnostic tests, related services, reagent rental agreements, research and development agreements with third parties and government contributions.  Pursuant to ASC 606, revenue is recognized when a customer obtains control of promised goods or services. The amount of revenue recognized reflects the consideration we expect to be entitled to receive in exchange for these goods and services.

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

Product revenue is generated by the sale of instruments and consumable diagnostic tests predominantly through our direct sales force in the United States and distributors in geographic regions outside the United States. We do not offer product return or exchange rights (other than those relating to defective goods under warranty) or price protection allowances to its customers, including its distributors. Payment terms granted to distributors are the same as those granted to end-user customers and payments are not dependent upon the distributors’ receipt of payment from their end-user customers. We either sell instruments to customers and international distributors, or retains title and places the instrument at the customer site pursuant to a reagent rental agreement. When an instrument is purchased by a customer, we recognize revenue when the related performance obligation is satisfied (i.e. when the control of an instrument has passed to the customer; typically, at shipping point). When the instrument is placed under a reagent rental agreement, our customers generally agree to fixed term agreements, which can be extended, and incremental charges on each consumable diagnostic test purchased. Revenue from the sale of consumable diagnostic tests is recognized upon shipment.  The transaction price from consumables purchases (under a reagent rental agreement) is allocated between the lease of the instrument (under a contingent rent methodology as provided for in ASC 842, Leases, “ASC 842”)), and the consumables when related performance obligations are satisfied, as a component of lease and product revenue, and is included as Instrument Rentals. Revenue associated with reagent rental consumables purchases is currently classified as variable consideration and constrained until a purchase order is received and related performance obligations have been satisfied.  Shipping and handling costs billed to customers in connection with a product sale are recorded as a component of the transaction price and allocated to product revenue in the consolidated statements of operations and comprehensive loss as they are incurred by us in fulfilling our performance obligations.

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

Revenue earned from activities performed pursuant to research and development agreements is reported as research revenue in the consolidated statements of operations and comprehensive loss and is recognized over time using an input method as the work is completed. The related costs are expensed as incurred as research and development expense. The timing of receipt of cash from our research and development agreements generally differs from when revenue is recognized. Milestones are contingent on the occurrence of future events and are considered variable consideration being constrained until we believe a significant revenue reversal will not occur. Refer to Note 14 for further details regarding our research and development arrangements.

The Company adopted ASU No. 2018-08, Not-For-Profit Entities – Clarifying the Scope and the Accounting Guidance for Contributions Received and Contributions Made (“ASU 2018-08”) on January 1, 2019. According to ASU 2018-08, grants received, including cost reimbursement agreements, are assessed to determine if the agreement should be accounted for as an exchange transaction or a contribution. An agreement is accounted for as a contribution if the resource provider does not receive commensurate value in return for the assets transferred. Contribution revenue is recognized when all donor-imposed conditions have been met. The reported results for 2019 reflect the application of ASU 2018-08 as government contributions were accounted for as contribution revenue.

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

We are also required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from our estimates. We use historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. To the extent that actual forfeitures differ from our estimates, the difference is recorded as a cumulative adjustment in the period the estimates were revised. Stock-based compensation expense recognized in the financial statements is based on awards that are ultimately expected to vest. If our actual forfeiture rate is materially different from the estimate, our stock-based compensation expense could be different from what we have recorded in the current period.

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

Inventories

Inventories are stated at the lower of cost or net realizable value. The Company determines the cost of its inventories, which includes amounts related to materials, direct labor, and manufacturing overhead, on a first-in, first-out basis. We perform an assessment of the recoverability of capitalized inventory during each reporting period and write down any excess and obsolete inventories to their realizable value in the period in which the impairment is first identified. Shipping and handling costs incurred for inventory purchases are capitalized and recorded upon sale in cost of product revenues in the consolidated statements of operations and comprehensive loss or are included in the value of T2-owned instruments and components, a component of property and equipment, net, and depreciated.

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

Income Taxes

During 2019, we recorded no income tax benefit due to the full valuation allowance recorded against the Company’s deferred tax assets.  The Tax Cuts and Jobs Act reduced the federal tax rate from 35% to 21% and we re-measured certain deferred tax assets and liabilities based on the rates at which they are anticipated to reverse in the future. The amount recorded related to the re-measurement of our deferred tax balance was a tax expense of $32.9 million which was offset by an adjustment to the valuation allowance against our deferred taxes of $32.9 million during the year ended December 31, 2017. There was no amount recorded related to the re-measurement of our deferred tax balance in the years ended December 31, 2019 or 2018.

As of December 31, 2019, the Company had federal and state net operating losses of $329.6 million and $292.4 million, respectively, which are available to offset future taxable income, if any, of which $228.2 million of federal and $288.0 million of state carry forwards will expire in varying amounts through 2037 and 2039, respectively. Additionally, $101.4 million of federal net operating loss carry forwards and $4.4 million of state net operating loss carryforwards will carryforward indefinitely, subject to annual taxable income limitations in the year of utilization. The Company also had federal and state research and development tax credits of $5.5 million and $3.6 million, respectively, which expire at various dates through 2039 for federal purposes and 2034 for state purposes. Under the provisions of the Internal Revenue Code, the net operating loss and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. Net operating loss and tax credit carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant stockholders over a three-year period in excess of 50%, as defined under Sections 382 and 383 of the Internal Revenue Code, respectively, as well as similar state provisions. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on the value of the Company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. The Company has completed several financings since its inception which may have resulted in a change in control as defined by Sections 382 and 383 of the Internal Revenue Code, or could result in a change in control in the future. The Company has not conducted an assessment to determine whether there may have been a Section 382 or 383 ownership change.

Impairment of Long Lived Assets

We review long‑lived assets, including capitalized T2 owned instruments and components, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If indications of impairment exist, projected future undiscounted cash flows associated with the asset or asset group are compared to the carrying amount to determine whether the asset’s value is recoverable. During this review, we reevaluate the significant assumptions used in determining the original cost and estimated lives of long‑lived assets. Although the assumptions may vary from asset to asset, they generally include operating results, changes in the use of the asset, cash flows and other indicators of value. Management then determines whether the remaining useful life continues to be appropriate or whether there has been an impairment of long‑lived assets based primarily upon whether expected future undiscounted cash flows are sufficient to support the assets’ recovery. If the carrying value of the asset exceeds such projected undiscounted cash flows, the asset will be written down to its estimated fair value. We did not record any impairment expense during the year ended December 31, 2019 and recorded an impairment expense of $0.7 million and $2.6 million during the years ended December 31, 2018 and 2017, respectively.

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

The Approval Milestone was achieved in May 2018.  The estimated fair value of the derivative at December 31, 2019 and 2018 was determined using a probability-weighted discounted cash flow model that includes contingent interest payments under the following scenarios: 4% contingent interest beginning in 2020 (70%) and 4% contingent interest beginning in 2021 (30%). The fair value of the derivative at December 31, 2019 and 2018 is $2.4 million and $2.1 million, respectively. Should our assessment of these probabilities change, including amendments of certain revenue targets, there could be a change to the fair value of the derivative liability.

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

ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 (including interim periods within those periods) and early adoption is permitted. In August 2018, the FASB issued ASU 2018-11, Leases, Targeted Improvements, which provides a new transition option in which an entity initially applies ASU 2016-02 at the adoption date and recognizes a cumulative-effect adjustment in the period of adoption. Prior period comparative balances will not be adjusted. We used the new transition option and was also utilizing the package of practical expedients that allows it to not reassess: (1) whether any expired or existing contracts are or contain leases, (2) lease classification for any expired or existing leases, and (3) initial direct costs for any existing leases. We also used the short-term lease exception for leases with a term of 12 months or less. Additionally, we used the practical expedient that allowed each separate lease component of a contract and its associated non-lease components to be treated as a single lease component. The exercise of lease renewal options is at our discretion and the renewal to extend the lease terms are not included in the Company’s Right-Of-Use assets and lease liabilities as they are not reasonably certain of exercise. The Company will evaluate the renewal options and when they are reasonably certain of exercise, the Company will include the renewal period in its lease term. As of the January 1, 2019 effective date we identified eight operating lease arrangements and two finance lease arrangements in which it is a lessee. The adoption of this standard resulted in the recognition of operating lease liabilities and right-of-use assets of $5.6 million and $4.8 million, respectively, on our balance sheet, with the difference relating to a reclassification of the current accrued rent liability of $0.8 million as a reduction to the right-of-use-assets for its operating leases.

In calculating the present value of the lease payments, we applied an individual discount rate for each of its leases, and determined the appropriate discount rate based on the remaining lease terms at the date of adoption. As the lessee to several lease agreements, we did not have insight into the relevant information that would be required to arrive at the rate implicit in the lease. Therefore, we utilized its outstanding borrowings as a benchmark to determine its incremental borrowing rate for its leases. The benchmark rate was adjusted to arrive at an appropriate discount rate for each lease.

Under the new guidance, lessor accounting is largely unchanged. As of December 31, 2019, we were the lessors of T2Dx instruments. The lease agreements typically do not include fixed rental payments, but rather rental revenue is earned through usage-based variable lease payments. In accordance with ASC 842 we recognized lease revenue related to variable lease payments in the period in which it was earned. For the year ended December 31, 2019, we recognized $0.2 million of lease revenue for instrument rentals.

In June 2018, the FASB issued ASU No. 2018-07, Compensation-Stock Compensation: Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”), which expands the scope of Compensation – Stock Compensation (“Topic 718”) to include share-based payment transactions for acquiring goods and services from nonemployees. This amendment applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. We adopted ASU 2018-07 on January 1, 2019. The impact was immaterial to the financial statements.

In June 2018, the FASB issued ASU No. 2018-08, Not-For-Profit Entities – Clarifying the Scope and the Accounting Guidance for Contributions Received and Contributions Made (“ASU 2018-08”).  ASU 2018-08 clarifies how an entity determines whether a resource provider is participating in an exchange transaction by evaluating whether the resource provider is receiving commensurate value in return for the resources transferred. The guidance is effective for annual periods beginning after June 15, 2018, including interim periods within those annual periods, and has been adopted on a modified prospective basis. The modified prospective adoption is applied to agreements that are not completed as of the effective date, or entered into after the effective date. Under the modified prospective adoption approach, prior period results have not been restated and no cumulative-effect adjustment has been recorded. As a result of applying ASU 2018-08, we recorded revenue of $0.9 million earned under its agreement with CARB-X and $1.5 million under the US Government Contract (Note 14) as contribution revenue during the year ended December 31, 2019.

Accounting Standards Issued, Not Adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This ASU requires measurement and recognition of expected credit losses for financial assets. This standard will become effective for us beginning January 1, 2020. We are currently evaluating the potential effect of this standard on our financial statements. We do not expect this standard to have a material impact on our financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (“ASU 2018-13”), which eliminates, adds and modifies certain disclosure requirements for fair value measurements. The amendment is effective for interim and annual reporting periods beginning after December 15, 2019. We are currently assessing the impact this will have on the financial statements.

In November 2018, the FASB issued ASU No. 2018-18, Collaborative Arrangements (“ASU 2018-18”), which clarifies the interaction between ASC 808, Collaborative Arrangements and ASC 606, Revenue from Contracts with Customers. Certain transactions between participants in a collaborative arrangement should be accounted for under ASC 606 when the counterparty is a customer. In addition, ASU 2018-18 precludes an entity from presenting consideration from a transaction in a collaborative arrangement as revenue if the counterparty is not a customer for that transaction. ASU 2018-18 should be applied retrospectively to the date of initial application of ASC 606. This guidance is effective for interim and fiscal periods beginning after December 15, 2019. We are currently assessing the impact this will have on the financial statements.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes: Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new guidance also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2020, with early adoption permitted. Adoption of the standard requires certain changes to be made prospectively, with some changes to be made retrospectively. We do not expect the adoption of this standard to have a material impact on our financial position, results of operations or cash flows.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates. As of December 31, 2019, we had cash and cash equivalents of $11.0 million, with a portion held in money market funds consisting of U.S. government agency securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term securities. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate one percent change in interest rates would not have a material effect on the fair market value of our portfolio. As of December 31, 2019, we had no outstanding debt exposed to variable interest rates.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors

T2 Biosystems, Inc.

Lexington, MA

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of T2 Biosystems, Inc. (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive loss, stockholders’ (deficit) equity, and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 16, 2020 expressed an adverse opinion thereon.

Emphasis of Matter Regarding Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations, a net capital and working capital deficits, debt with both a minimum cash and revenue covenant, and will require additional capital to fund its current operating plan, and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. In addition, the Company has classified certain debt obligations with long-term contractual maturities as current liabilities due to likely future debt covenant violations. Management’s plans in regard to these matters are also described in Note 1. The 2019 consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, effective on January 1, 2019, the Company changed its method of accounting for leases due to the adoption of Accounting Standards Update 2016-02, Leases (Topic 842).

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ BDO USA, LLP

We have served as the Company's auditor since 2018.

Boston, MA

March 16, 2020

Report of Independent Registered Public Accounting Firm

The Stockholders and the Board of Directors of T2 Biosystems, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of operations and comprehensive loss, stockholders’ (deficit) equity and cash flows for the year ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of its operations and its cash flows for the year ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

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

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

T2 Biosystems, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$11,033	$50,805
Accounts receivable	2,825	1,786
Prepaid expenses and other current assets	1,438	1,340
Inventories	3,599	2,677
Total current assets	18,895	56,608
Property and equipment, net	5,845	7,315
Operating lease right-of-use assets	3,360	—
Restricted cash	180	180
Other assets	206	206
Total assets	$28,486	$64,309
Liabilities and stockholders’ (deficit) equity
Current liabilities:
Notes payable	$42,902	$42,373
Accounts payable	3,753	744
Accrued expenses and other current liabilities	11,207	6,073
Derivative liability	2,425	2,142
Deferred revenue	285	697
Current portion of lease incentives	—	268
Total current liabilities	60,572	52,297
Lease incentives, net of current portion	—	492
Operating lease liabilities, net of current portion	1,873	—
Deferred revenue, net of current portion	46	133
Commitments and contingencies (see Notes 12 and 13)
Stockholders’ (deficit) equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 50,651,535 and 44,175,441 shares issued and outstanding at December 31, 2019 and December 31, 2018, respectively	51	44
Additional paid-in capital	342,121	328,514
Accumulated deficit	(376,177)	(317,171)
Total stockholders’ (deficit) equity	(34,005)	11,387
Total liabilities and stockholders’ (deficit) equity	$28,486	$64,309

See accompanying notes to consolidated financial statements.

T2 Biosystems, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

	Year ended
	December 31,
	2019	2018	2017
Revenue:
Product revenue	$5,327	$4,805	$3,440
Research revenue	563	5,695	1,226
Contribution revenue	2,445	—	—
Total revenue	8,335	10,500	4,666
Costs and expenses:
Cost of product revenue	16,763	15,404	12,028
Research and development	16,326	14,489	23,733
Selling, general and administrative	27,304	25,697	22,757
Total costs and expenses	60,393	55,590	58,518
Loss from operations	(52,058)	(45,090)	(53,852)
Interest expense, net	(7,348)	(6,682)	(8,907)
Other income, net	400	619	331
Net loss and comprehensive loss	(59,006)	(51,153)	(62,428)
Net loss per share — basic and diluted	$(1.30)	$(1.26)	$(1.94)
Weighted-average number of common shares used in computing net loss per share — basic and diluted	45,507,754	40,558,826	32,131,512

See accompanying notes to consolidated financial statements.

T2 Biosystems, Inc.

Consolidated Statements of Stockholders’ (Deficit) Equity

(In thousands, except share and per share data)

	Common		Additional		Total
	Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	(Deficit) Equity
Balance at December 31, 2016	30,482,712	$30	$242,997	$(203,689)	$39,338
Stock-based compensation expense	—	—	4,790	—	4,790
Issuance of common stock from vesting of restricted stock, exercise of stock options and employee stock purchase plan	434,938	1	1,058	—	1,059
Issuance of common stock from secondary public offering, net of offering costs of $252	5,031,250	5	18,576	—	18,581
Net loss	—	—	—	(62,428)	(62,428)
Balance at December 31, 2017	35,948,900	36	267,421	(266,117)	1,340
Cumulative effect of adoption of ASC 606	—	—	—	99	99
Stock-based compensation expense	—	—	9,897	—	9,897
Issuance of common stock from vesting of restricted stock, exercise of stock options and employee stock purchase plan	1,211,541	1	1,966	—	1,967
Issuance of common stock from secondary public offering, net of offering costs of $218	7,015,000	7	49,230	—	49,237
Net loss	—	—	—	(51,153)	(51,153)
Balance at December 31, 2018	44,175,441	44	328,514	(317,171)	11,387
Stock-based compensation expense	—	—	5,458	—	5,458
Issuance of common stock from vesting of restricted stock, exercise of stock options and employee stock purchase plan	576,245	1	581	—	582
Issuance of common stock from secondary public offering, net of offering costs of $175	5,486,500	6	6,644	—	6,650
Change in fair value of warrants upon modification	—	—	264	—	264
Issuance of warrants	—	—	660	—	660
Shares issued in connection with purchase agreement	413,349	—	—	—	-
Net loss	—	—	—	(59,006)	(59,006)
Balance at December 31, 2019	50,651,535	$51	$342,121	$(376,177)	$(34,005)

See accompanying notes to consolidated financial statements.

T2 Biosystems, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year ended
	December 31,
	2019	2018	2017
Operating activities
Net loss	$(59,006)	$(51,153)	$(62,428)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,197	2,449	2,940
Amortization of operating lease right-of-use assets	1,445	—	—
Stock-based compensation expense	5,458	9,897	4,790
Non-cash interest expense	2,407	2,216	2,710
Impairment of property and equipment	—	683	2,571
(Gain) loss on disposal of property and equipment	(3)	26	—
Change in fair value of derivative instrument	283	(96)	2,238
Deferred rent	—	(217)	(115)
Changes in operating assets and liabilities:
Accounts receivable	(1,039)	(1,319)	(140)
Prepaid expenses and other assets	(98)	(570)	125
Inventories, net	(914)	(1,089)	(110)
Accounts payable	2,960	121	(314)
Accrued expenses and other liabilities	3,708	(279)	724
Deferred revenue	(499)	(807)	(709)
Operating lease liabilities	(2,260)	—	—
Net cash used in operating activities	(45,361)	(40,138)	(47,718)
Investing activities
Purchases and manufacture of property and equipment	(761)	(593)	(2,476)
Net cash used in investing activities	(761)	(593)	(2,476)
Financing activities
Proceeds from issuance of common stock in public offering, net of offering costs	6,650	49,237	18,640
Proceeds from issuance of shares from employee stock purchase plan and stock option exercises	582	1,967	1,059
Principal repayments of finance leases	(882)	(1,547)	(1,194)
Net cash provided by financing activities	6,350	49,657	18,505
Net increase (decrease) in cash, cash equivalents and restricted cash	(39,772)	8,926	(31,689)
Cash, cash equivalents and restricted cash at beginning of period	50,985	42,059	73,748
Cash, cash equivalents and restricted cash at end of period	$11,213	$50,985	$42,059

See accompanying notes to consolidated financial statements.

T2 Biosystems, Inc.

Consolidated Statements of Cash Flows (Continued)

(In thousands)

	Year ended
	December 31,
Reconciliation of cash, cash equivalents and restricted cash at end of period	2019	2018	2017
Cash and cash equivalents	$11,033	$50,805	$41,799
Restricted cash	180	180	260
Total cash, cash equivalents and restricted cash	$11,213	$50,985	$42,059

	Year ended
	December 31,
	2019	2018	2017
Supplemental disclosures of cash flow information
Cash paid for interest	$4,659	$3,786	$3,959
Supplemental disclosures of noncash activities
Transfer of T2 owned instruments and components to inventory	$(8)	$244	$431
Transfer from other liabilities to accrued expenses and other current liabilities	$—	$—	$585
Right-of-use assets obtained in exchange for new operating lease liabilities	$4,805	$—	$—
Change in fair value of warrants issued and modified	$924	$—	$—
Purchases of property and equipment included in accounts payable and accrued expenses	$107	$80	$189
Public offering costs unpaid at year end	$—	$—	$59

See accompanying notes to consolidated financial statements.

T2 Biosystems, Inc.

Notes to Consolidated Financial Statements

1. Nature of Business

T2 Biosystems, Inc. (the “Company” or “T2”) was incorporated on April 27, 2006 as a Delaware corporation with operations based in Lexington, Massachusetts. The Company is an in vitro diagnostics company that has developed an innovative and proprietary technology platform that offers a rapid, sensitive and simple alternative to existing diagnostic methodologies. The Company is using its T2 Magnetic Resonance technology (“T2MR”) to develop a broad set of applications aimed at lowering mortality rates, improving patient outcomes and reducing the cost of healthcare by helping medical professionals make targeted treatment decisions earlier. T2MR enables rapid detection of pathogens, biomarkers and other abnormalities in a variety of unpurified patient sample types, including whole blood, plasma, serum, saliva, sputum and urine, and can detect cellular targets at limits of detection as low as one colony forming unit per milliliter (“CFU/mL”). The Company’s initial development efforts target sepsis and Lyme disease, which are areas of significant unmet medical need in which existing therapies could be more effective with improved diagnostics. On September 22, 2014, the Company received market clearance from the U.S. Food and Drug Administration (“FDA”) for its first two products, the T2Dx Instrument (the “T2Dx”) and T2Candida Panel (“T2Candida”). On May 24, 2018, the Company received market clearance from the FDA for its T2Bacteria Panel (“T2Bacteria”).

The Company has devoted substantially all of its efforts to research and development, business planning, recruiting management and technical staff, acquiring operating assets, raising capital, and, most recently, the commercialization and improvement of its existing products.

Liquidity and Going Concern

At December 31, 2019, the Company has cash and cash equivalents of $11.0 million, an accumulated deficit of $376.2 million, a stockholders’ deficit of $34.0 million, and has experienced cash outflows from operating activities over the past years. The future success of the Company is dependent on its ability to successfully commercialize its products, obtain regulatory clearance for and successfully launch its future product candidates, obtain additional capital and ultimately attain profitable operations. Historically, the Company has funded its operations primarily through its August 2014 initial public offering, its December 2015 public offering, its September 2016 private investment in public equity (“PIPE”) financing, its September 2017 public offering, its June 2018 public offering, its July 2019 establishment of an Equity Distribution Agreement and Equity Purchase Agreement, private placements of redeemable convertible preferred stock and through debt financing arrangements.

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

The Company believes that its existing cash and cash equivalents at December 31, 2019, along with sales of its common stock since December 31, 2019 pursuant to the Company’s recently established Equity Distribution Agreement (the “Sales Agreement”) with Canaccord Genuity LLC, as agent (“Canaccord”) of $29.4 million through March 13, 2020, and additional funding available through the Sales Agreement and Purchase Agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”) (the “Purchase Agreement”) (Note 7) in the future, will be sufficient to allow the Company to fund its current operating plan assuming availability of funds through those agreements. However, as certain elements of the Company’s operating plan are outside of the Company’s control, including the ability to sell shares under the Sales Agreement and the Purchase Agreement, those elements cannot be considered probable. Under ASC 205-40, the future receipt of potential funding from the Company’s Co-Development partners and other resources cannot be considered probable at this time because none of the plans are entirely within the Company’s control. The Purchase Agreement may not be readily available for use if the stock price remains below $1.00 (Note 7). The Term Loan Agreement with CRG Servicing LLC (“CRG”) (Note 6) requires us to achieve certain annual revenue targets, whereby the Company is required to pay double the amount of any shortfall as an acceleration of principal payments and maintain a minimum cash balance of $5.0 million. The Term Loan Agreement with CRG is classified as a current liability on the balance sheet at December 31, 2019, based on the Company’s consideration of the probability of violating the minimum liquidity covenant. Should the Company fall short of the revenue target, it would seek a waiver of this provision. There can be no assurances that the Company would be successful in obtaining a waiver.

These conditions raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year after the date that the financial statements are issued. Management's plans to alleviate the conditions that raise substantial doubt include raising additional funding, earning payments pursuant the Company’s Co- Development agreements, delaying certain research projects and capital expenditures and eliminating certain future operating expenses in order to fund operations at reduced levels for the Company to continue as a going concern for a period of 12 months from the date the financial statements are issued. Management has concluded the likelihood that its plan to successfully obtain sufficient funding from one or more of these sources or adequately reduce expenditures, while reasonably possible, is less than probable. Accordingly, the Company has concluded that substantial doubt exists about the Company’s ability to continue as a going concern for a period of at least 12 months from the date of issuance of these consolidated financial statements.

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

2. Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The Company’s financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative United States generally accepted accounting principles as found in the Accounting Standards Codification and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”). The Company’s consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, T2 Biosystems Securities Corporation. All intercompany balances and transactions have been eliminated.

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The Company utilizes certain estimates in the determination of the accounts receivable allowance, the excess and obsolete inventory, the net realizable value of inventory, the fair value of its stock options, as well as restricted stock units that have market conditions, deferred tax valuation allowances, revenue recognition, expenses relating to research and development contracts, accrued expenses, the fair value of a derivative liability, the fair value of warrants and classification of the value of instrument raw material and work-in-process inventory between inventory and property and equipment. The Company bases its estimates on historical experience and other market‑specific or other relevant assumptions that it believes to be reasonable under the circumstances. Actual results could differ from such estimates.

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

Geographic Information

The Company sells its products domestically and internationally. International sales to a single country did not exceed 10% of total revenue in any year. Total international sales were approximately $2.8 million or 34% of total revenue in 2019, $2.2 million or 21% of total revenue in 2018 and $0.9 million or 19% of total revenue in 2017.

As of December 31, 2019 and 2018, the Company had outstanding receivables of $1.2 million and $0.9 million, respectively, from customers located outside of the U.S.

Off‑Balance Sheet Risk and Concentrations of Risk

The Company has no significant off-balance sheet risks, such as foreign exchange contracts, option contracts, or other foreign hedging arrangements. Cash and cash equivalents are financial instruments that potentially subject the Company to concentrations of credit risk. At December 31, 2019 and 2018, substantially all of the Company’s cash was deposited in accounts at one financial institution, with a portion invested in money market funds that are invested in short-term U.S. government agency securities. The Company maintains its cash deposits, which at times may exceed the federally insured limits, with a large financial institution and, accordingly, the Company believes such funds are subject to minimal credit risk.

For the year ended December 31, 2019, the Company derived approximately 19% of its total revenue from one customer, 11% of its total revenue from a second customer, and 8% of its total revenue from a third customer. For the year ended December 31, 2018, the Company derived approximately 29% of its total revenue from one customer, 15% of its total revenue from a second customer and 10% of its total revenue from a third customer. For the year ended December 31, 2017, the company derived 19% of its total revenue from one customer and 10% of its revenue from a second customer.

At December 31, 2019, the Company had two customers that represented 27% and 10%, respectively, of its accounts receivable balance. At December 31, 2018, the Company had two customers that represented 25% and 22%, respectively, of its accounts receivable balance.

The Company relies on single-source suppliers for some components and materials used in its products and product candidates. The Company has entered into supply agreements with most of its suppliers to help ensure component availability and flexible purchasing terms with respect to the purchase of such components. While the Company believes replacement suppliers exist for all components and materials obtained from single sources, establishing additional or replacement suppliers for any of these components or materials, if required, may not be accomplished quickly. Even if the Company is able to find a replacement supplier, the replacement supplier would need to be qualified and may require additional regulatory authority approval, which could result in further delay. If third-party suppliers fail to deliver the required commercial quantities of materials on a timely basis and at commercially reasonable prices, and the Company is unable to find one or more replacement suppliers capable of production at a substantially equivalent cost in substantially equivalent volumes and quality on a timely basis, the continued commercialization of products, the supply of products to customers and the development of any future products would be delayed, limited or prevented, which could have an adverse impact on the business.

Cash Equivalents

Cash equivalents include all highly liquid investments with original maturities of 90 days or less. Cash equivalents consist of money market funds invested in short-term U.S. government agency securities as of December 31, 2019 and 2018.

Accounts Receivable

The Company’s accounts receivable consists of amounts due from product sales to commercial customers and from research and development arrangements with partners. At each reporting period, management reviews all outstanding balances to determine if the facts and circumstances of each customer relationship indicate the need for a reserve. The Company does not require collateral and did not have an allowance for doubtful accounts at December 31, 2019 or 2018.

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

The Company classifies instruments that are Company-owned, as a component of property and equipment. Raw material and work-in-process inventories that are expected to be used to produce Company-owned instruments, based on the Company’s business model and forecast, are also classified as property and equipment. Company-owned instruments are instruments that are manufactured and placed with customers in connection with reagent rental agreements, or are used for internal purposes.

The components of inventory consist of the following (in thousands):

	December 31,	December 31,
	2019	2018
Raw materials	$1,617	$639
Work-in-process	1,227	1,713
Finished goods	755	325
Total inventories, net	$3,599	$2,677

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

For certain financial instruments, including accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses, the carrying amounts approximate their fair values as of December 31, 2019 and 2018 because of their short-term nature. At December 31, 2019 and 2018, the fair value of the derivative liability was determined using Level 3 inputs using a valuation model that includes assumptions from the Company (Note 6).

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

In accordance with the guidance in ASC 842, components of a lease should be split into three categories: lease components (e.g. land, building, etc.), non-lease components (e.g. common area maintenance, consumables, etc.), and non-components (e.g. property taxes, insurance, etc.). Subsequently, the fixed and in-substance fixed contract consideration (including any related to non-components) must be allocated based on the respective relative fair values to the lease components and non-lease components.

The Company made the policy election to not separate lease and non-lease components. Each lease component and the related non-lease components are accounted for together as a single component.

Revenue Recognition

The Company adopted ASC 606, Revenue from Contracts with Customers (“ASC 606”) on January 1, 2018 using the modified retrospective method for all contracts not completed as of the date of adoption. For contracts that were modified before the effective date, the Company reflected the aggregate effect of all modifications when identifying performance obligations and allocating transaction price in accordance with practical expedient ASC 606-10-65-1-(f)-4.  The reported results for 2019 and 2018 reflect the application of ASC 606 guidance while the reported results for 2017 were prepared under the guidance of ASC 605, Revenue Recognition (“ASC 605” or "legacy GAAP").  The higher revenue is the result of recognizing consideration allocated to the instrument, upon shipment.  Under ASC 605, no revenue would be recognized until installation was completed.

The Company generates revenue from the sale of instruments, consumable diagnostic tests, related services, reagent rental agreements, research and development agreements with third parties and government contributions.  Pursuant to ASC 606, revenue is recognized when a customer obtains control of promised goods or services. The amount of revenue recognized reflects the consideration the Company expects to be entitled to receive in exchange for these goods and services.

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

Most of the Company’s contracts with distributors in geographic regions outside the United States contain only a single performance obligation; whereas, most of the Company’s contracts with direct sales customers in the United States contain multiple performance obligations. For these contracts, the Company accounts for individual performance obligations separately if they are distinct. The transaction price is allocated to the separate performance obligations on a relative standalone selling price basis. Excluded from the transaction price are sales tax and other similar taxes which are presented on a net basis.

Product revenue is generated by the sale of instruments and consumable diagnostic tests predominantly through the Company’s direct sales force in the United States and distributors in geographic regions outside the United States. The Company does not offer product return or exchange rights (other than those relating to defective goods under warranty) or price protection allowances to its customers, including its distributors. Payment terms granted to distributors are the same as those granted to end-user customers and payments are not dependent upon the distributors’ receipt of payment from their end-user customers. The Company either sells instruments to customers and international distributors, or retains title and places the instrument at the customer site pursuant to a reagent rental agreement. When an instrument is purchased by a customer, the Company recognizes revenue when the related performance obligation is satisfied (i.e. when the control of an instrument has passed to the customer; typically, at shipping point). When the instrument is placed under a reagent rental agreement, the Company’s customers generally agree to fixed term agreements, which can be extended, and incremental charges on each consumable diagnostic test purchased. Revenue from the sale of consumable diagnostic tests is recognized upon shipment.  The transaction price from consumables purchases (under a reagent rental agreement) is allocated between the lease of the instrument (under a contingent rent methodology as provided for in ASC 842), and the consumables when related performance obligations are satisfied, as a component of lease and product revenue, and is included as Instrument Rentals in the below table. Revenue associated with reagent rental consumables purchases is currently classified as variable consideration and constrained until a purchase order is received and related performance obligations have been satisfied.  Shipping and handling costs billed to customers in connection with a product sale are recorded as a component of the transaction price and allocated to product revenue in the consolidated statements of operations and comprehensive loss as they are incurred by the Company in fulfilling its performance obligations.

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

Revenue earned from activities performed pursuant to research and development agreements is reported as research revenue in the consolidated statements of operations and comprehensive loss, and is recognized over time using an input method as the work is completed. The related costs are expensed as incurred as research and development expense. The timing of receipt of cash from the Company’s research and development agreements generally differs from when revenue is recognized. Milestones are contingent on the occurrence of future events and are considered variable consideration being constrained until the Company believes a significant revenue reversal will not occur.  Refer to Note 15 for further details regarding the Company’s research and development arrangements.

The Company adopted ASU No. 2018-08, Not-For-Profit Entities – Clarifying the Scope and the Accounting Guidance for Contributions Received and Contributions Made (“ASU 2018-08”) on January 1, 2019. According to ASU 2018-08, grants received, including cost reimbursement agreements, are assessed to determine if the agreement should be accounted for as an exchange transaction or a contribution. An agreement is accounted for as a contribution if the resource provider does not receive commensurate value in return for the assets transferred. Contribution revenue is recognized when all donor-imposed conditions have been met. The reported results for 2019 reflect the application of ASU 2018-08 as government contributions were accounted for as contribution revenue.

Disaggregation of Revenue

The Company disaggregates revenue from contracts with customers by type of products and services, as it best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. The following table disaggregates total revenue by major source (in thousands):

	2019	2018
Product Revenue
Instruments	$2,280	$1,895
Consumables	2,863	2,387
Instrument Rentals	184	523
Total Product Revenue	5,327	4,805
Research Revenue	563	5,695
Contribution Revenue	2,445	—
Total Revenue	$8,335	$10,500

Remaining Performance Obligations

Remaining performance obligations represent the transaction price of firm orders for which work has not been performed or goods and services have not been delivered. As of December 31, 2019 and 2018, the aggregate amount of transaction price allocated to remaining performance obligations for contracts with an original duration greater than one year was $0.2 million and $3.7 million, respectively, of which $3.0 million is constrained revenue in 2018. We do not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed. The Company expects to recognize revenue on the remaining performance obligations over the next 2 years.

Significant Judgments

Certain contracts with customers include promises to transfer multiple products and services to a customer. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. Once we determine the performance obligations, the Company determines the transaction price, which includes estimating the amount of variable consideration, based on the most likely amount, to be included in the transaction price, if any. We then allocate the transaction price to each performance obligation in the contract based on a relative stand-alone selling price method. The corresponding revenue is recognized as the related performance obligations are satisfied as discussed in the revenue categories above.

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

Contract Assets and Liabilities

The Company did not record any contract assets at December 31, 2019 and 2018.

The Company’s contract liabilities consist of upfront payments for research and development contracts and maintenance services on instrument sales. We classify these contract liabilities in deferred revenue as current or noncurrent based on the timing of when we expect to recognize revenue.  At December 31, 2019 and 2018, the Company had contract liabilities of $0.2 million and $0.6 million, respectively. Revenue recognized in the year-ended December 31, 2019 relating to contract liabilities at December 31, 2018 was $0.6 million, and related to performance of research and development services and straight-line revenue recognition associated with maintenance agreements.

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

Impairment of Long-lived Assets

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

The Tax Cuts and Jobs Act (the “Act”) was enacted on December 22, 2017. The Act reduces the US federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings.  On December 22, 2017, the Securities and Exchange Commission (the “SEC”) issued guidance under Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”) directing taxpayers to consider the impact of the U.S. legislation as “provisional” when it does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the change in tax law. As of December 31, 2018, the Company did not recognize a provisional amount for the transition tax. For the year ended December 31, 2019, the Company recognized no transition tax, have remeasured deferred taxes, and included its reassessment of uncertain tax positions and valuation allowances. Management considers the accounting related to the Act to be final.

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

As of December 31, 2019 and 2018, the Company had not experienced any material losses related to these indemnification obligations, and no material claims with respect thereto were outstanding. The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related reserves were established.

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

Accounting Standards Adopted

In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”) in order to increase transparency and comparability among organizations by recognizing right-of-use assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous generally accepted accounting principles. ASU 2016-02 requires a lessee to recognize a lease liability for future lease payments and a right-of-use asset representing the right to use the underlying asset for the lease term on the balance sheet for most lease arrangements. The new standard also changes many key definitions, including the definition of a lease. The new standard includes a short-term lease exception for leases with a term of 12 months or less, as part of which a lessee can make an accounting policy election not to recognize right-of-use assets and lease liabilities. Lessees will continue to differentiate between finance leases (previously referred to as capital leases) and operating leases using classification criteria that are substantially similar to the previous guidance in ASC 840.

ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 (including interim periods within those periods) and early adoption is permitted. In August 2018, the FASB issued ASU 2018-11, Leases, Targeted Improvements, which provides a new transition option in which an entity initially applies ASU 2016-02 at the adoption date and recognizes a cumulative-effect adjustment in the period of adoption. Prior period comparative balances will not be adjusted. The Company used the new transition option and was also utilizing the package of practical expedients that allows it to not reassess: (1) whether any expired or existing contracts are or contain leases, (2) lease classification for any expired or existing leases, and (3) initial direct costs for any existing leases. We also used the short-term lease exception for leases with a term of 12 months or less. Additionally, the Company used the practical expedient that allowed each separate lease component of a contract and the associated non-lease components to be treated as a single lease component. The exercise of lease renewal options is at our discretion and the renewal to extend the lease terms are not included in the Company’s Right-Of-Use assets and lease liabilities as they are not reasonably certain of exercise. The Company will evaluate the renewal options and when they are reasonably certain of exercise, the Company will include the renewal period in its lease term. As of the January 1, 2019 effective date the Company identified eight operating lease arrangements and two finance lease arrangements in which it is a lessee. The adoption of this standard resulted in the recognition of operating lease liabilities and right-of-use assets of $5.6 million and $4.8 million, respectively, on the Company’s balance sheet, with the difference relating to a reclassification of the current accrued rent liability of $0.8 million as a reduction to the right-of-use-assets for its operating leases.

In calculating the present value of the lease payments, the Company applied an individual discount rate for each of its leases, and determined the appropriate discount rate based on the remaining lease terms at the date of adoption. As the lessee to several lease agreements, the Company did not have insight into the relevant information that would be required to arrive at the rate implicit in the lease. Therefore, the Company utilized its outstanding borrowings as a benchmark to determine the incremental borrowing rate for its leases. The benchmark rate was adjusted to arrive at an appropriate discount rate for each lease.

Under the new guidance, lessor accounting is largely unchanged. As of December 31, 2019, the Company was the lessor of T2Dx instruments. The lease agreements typically do not include fixed rental payments, but rather rental revenue is earned through usage-based variable lease payments. In accordance with ASC 842 the Company recognized lease revenue related to variable lease payments in the period in which it was earned. For the year ended December 31, 2019, the Company recognized $0.2 million of lease revenue for instrument rentals.

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

In June 2018, the FASB issued ASU No. 2018-08, Not-For-Profit Entities – Clarifying the Scope and the Accounting Guidance for Contributions Received and Contributions Made (“ASU 2018-08”).  ASU 2018-08 clarifies how an entity determines whether a resource provider is participating in an exchange transaction by evaluating whether the resource provider is receiving commensurate value in return for the resources transferred. The guidance is effective for annual periods beginning after June 15, 2018, including interim periods within those annual periods, and has been adopted on a modified prospective basis. The modified prospective adoption is applied to agreements that are not completed as of the effective date, or entered into after the effective date. Under the modified prospective adoption approach, prior period results have not been restated and no cumulative-effect adjustment has been recorded. As a result of applying ASU 2018-08, the Company recorded revenue of $0.9 million earned under its agreement with CARB-X and $1.5 million under its US Government Contract with the Biomedical Advanced Research and Development Authority (Note 15) as contribution revenue during the year ended December 31, 2019.

Accounting Standards Issued, Not Adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This ASU requires measurement and recognition of expected credit losses for financial assets. This standard will become effective for the Company beginning January 1, 2020. The Company is currently evaluating the potential effect of this standard on its financial statements. The Company does not expect this standard to have a material impact on its financial statements.

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

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes: Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new guidance also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2020, with early adoption permitted. Adoption of the standard requires certain changes to be made prospectively, with some changes to be made retrospectively. The Company does not expect the adoption of this standard to have a material impact on our financial position, results of operations or cash flows.

3. Fair Value Measurements

The Company measures the following financial assets at fair value on a recurring basis. There were no transfers between levels of the fair value hierarchy during any of the periods presented. The following tables set forth the Company’s financial assets and liabilities carried at fair value categorized using the lowest level of input applicable to each financial instrument as of December 31, 2019 and 2018 (in thousands):

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Balance at	Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2019	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash	$6,732	$6,732	$—	$—
Money market funds	4,301	4,301	—	—
Restricted cash	180	180	—	—
	$11,213	$11,213	$—	$—

Liabilities:
Derivative liability	$2,425	$—	$—	$2,425
	$2,425	$—	$—	$2,425

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Balance at	Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2018	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash	$6,868	$6,868	$—	$—
Money market funds	$43,937	43,937	—	—
Restricted cash	$180	180	—	—
	$50,985	$50,985	$—	$—

Liabilities:
Derivative liability	$2,142	$—	$—	$2,142
	$2,142	$—	$—	$2,142

The Company maintains certificates of deposit, classified as restricted cash, for $0.2 million (Note 4). The Company’s Term Loan Agreement with CRG (the “Term Loan Agreement”) (Note 6) contains certain provisions that change the underlying cash flows of the debt instrument, including acceleration of the obligations under the Term Loan Agreement under an event of default. In addition, under certain circumstances, a default interest rate of an additional 4.0% per annum will apply at the election of CRG on all outstanding obligations during the occurrence and continuance of an event of default. The Company concluded that these features are not clearly and closely related to the host instrument, and represent a single compound derivative that is required to be re-measured at fair value on a quarterly basis.

In March 2019, the Term Loan Agreement was amended to reduce the 2019 minimum revenue target to $9.0 million and eliminate the 2018 revenue target. In September 2019, the Term Loan Agreement was amended to extend the interest-only payment period through December 31, 2021, to extend the initial principal repayment to March 31, 2022, and to reduce the minimum revenue targets to $4.0 million for the one-year period ended December 31, 2019, and $15.0 million and $43.0 million for the two-year periods ended December 31, 2020 and 2021, respectively. The fair value of the derivative at December 31, 2019 and 2018 is $2.4 million and $2.1 million, respectively. The estimated fair value of the derivative, at both dates, was determined using a probability-weighted discounted cash flow model that includes contingent interest payments under the following scenarios: 4% contingent interest beginning in 2020 (70%) and 4% contingent interest beginning in 2021 (30%). Should the Company’s assessment of these probabilities change, including amendments of certain revenue targets, there could be a change to the fair value of the derivative liability.

The following table provides a roll-forward of the fair value of the derivative liability (in thousands):

Balance at December 31, 2018	$2,142
Change in fair value of derivative liability, recorded as interest expense	283
Balance at December 31, 2019	$2,425

4. Restricted Cash

The Company is required to maintain a security deposit for its operating lease agreement for the duration of the lease agreement and for its credit cards as long as they are in place. At December 31, 2019 and 2018, the Company had certificates of deposit for $180,000, which represented collateral as security deposits for its operating lease agreement for its facility and its credit cards.

5. Supplemental Balance Sheet Information

Property and Equipment

Property and equipment consists of the following (in thousands)

	Estimated Useful	December 31,	December 31,
	Life (Years)	2019	2018
Office and computer equipment	3	$538	$409
Software	3	762	751
Laboratory equipment	5	4,747	4,636
Furniture	5-7	194	200
Manufacturing equipment	5	672	695
Manufacturing tooling and molds	0.5	255	255
T2-owned instruments and components	5	6,775	6,796
Leasehold improvements	Lesser of useful life or remaining lease term	3,497	3,437
Construction in progress	n/a	1,641	1,443
		19,081	18,622
Less accumulated depreciation and amortization		(13,236)	(11,307)
Property and equipment, net		$5,845	$7,315

Construction in progress is primarily comprised of equipment that has not been placed in service. T2-owned instruments and components is comprised of raw materials and work-in-process inventory that are expected to be used or used to produce T2-owned instruments, based on the Company’s business model and forecast, and completed instruments that will be used for internal research and development, clinical studies or reagent rental agreements with customers. At December 31, 2019, there were $0.6 million of raw materials and work-in-process inventory in T2-owned instruments and components compared to $0.3 million at December 31, 2018. Completed T2-owned instruments are placed in service once installation procedures are completed and are depreciated over five years. Depreciation expense for T2-owned instruments placed at customer sites pursuant to reagent rental agreements is recorded as a component of cost of product revenue and totaled $0.8 million and $1.0 million for the year ended December 31, 2019 and 2018, respectively. Depreciation expense for T2-owned instruments used for internal research and development and clinical studies is recorded as a component of research and development expense.

Depreciation and amortization expense of $2.2 million, $2.4 million and $2.9 million was charged to operations for the years ended December 31, 2019, 2018 and 2017, respectively.

There were no property and equipment under finance leases included within property and equipment as of December 31, 2019, as the Company repurchased the equipment for $0.3 million in accordance with the terms of the Credit Facility (Note 6). Total property and equipment, gross, included $3.6 million for property and equipment recorded under capital leases as of December 31, 2018. Accumulated depreciation and amortization included $2.6 million for property and equipment recorded under capital leases as of December 31, 2018.

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

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	December 31,	December 31,
	2019	2018
Accrued payroll and compensation	$3,193	$2,940
Accrued final fee	2,445	1,375
Accrued research and development expenses	267	359
Accrued professional services	511	576
Accrued interest	908	—
Operating lease liabilities	1,983	—
Other accrued expenses	1,900	823
Total accrued expenses and other current liabilities	$11,207	$6,073

At December 31, 2019 and December 31, 2018, the Company classified $2.4 million and $1.4 million, respectively, related to a fee associated with the Company’s Term Loan Agreement (Note 6), as accrued final fee in the table above to match the current classification of the associated debt. Included within other accrued expenses and accrued payroll and compensation in the table above, at December 31, 2019, is $1.0 million and $0.2 million, respectively, from the Second Amendment to Employment Agreement with John McDonough (the “Transition Agreement”) (Note 13).

6. Notes Payable

Future principal payments on the notes payable as of December 31, 2019 are as follows (in thousands):

Year ended December 31,
2020	$—
2021	—
2022	48,077
2023	—
2024	—
Total before unamortized discount and issuance costs	48,077
Less: paid-in-kind interest	(3,284)
Less: unamortized discount and issuance costs	(1,891)
Total notes payable	$42,902

The Term Loan Agreement with CRG is classified as a current liability on the balance sheet at December 31, 2019 and 2018, based on the Company’s consideration of the probability of violating a minimum liquidity covenant included in the Term Loan Agreement. The Term Loan Agreement includes a subjective acceleration clause whereby an event of default, including a material adverse change in the business, operations, or conditions (financial or otherwise), could result in the acceleration of the obligations under the Term Loan Agreement. The contractual terms of the agreement, as amended, require quarterly principal payments of $12.0 million commencing March 31, 2022 through maturity, December 31, 2022, respectively.

Term Loan Agreement

In December 2016, the Company entered into a Term Loan Agreement (the “Term Loan Agreement”) with CRG. The Company borrowed $40.0 million pursuant to the Term Loan Agreement, which has a six-year term with three years (through December 30, 2019) of interest-only payments, which period was extended to four years (through December 30, 2020) upon achieving the Approval Milestone, after which quarterly principal and interest payments would be due through the December 30, 2022 maturity date. Interest on the amounts borrowed under the Term Loan Agreement accrues at an annual fixed rate of (a) prior to the Approval Milestone, 12.50%, 4.0% of which may be deferred during the interest-only period by adding such amount to the aggregate principal loan amount and (b) following the Approval Milestone, 11.50%, 3.5% of which may be deferred during the interest-only period by adding such amount to the aggregate principal loan amount. In addition, if the Company achieves certain financial performance metrics, the loan will convert to interest-only until the December 30, 2022 maturity, at which time all unpaid principal and accrued unpaid interest will be due and payable. The Company is required to pay a financing fee based on the loan principal amount drawn. The Company is also required to pay a final payment fee of 8% of the principal outstanding upon repayment. The Company is accruing the final payment fee as interest expense and it is included as a current liability at December 31, 2019 and 2018 on the balance sheet.

The Company may prepay all or a portion of the outstanding principal and accrued unpaid interest under the Term Loan Agreement at any time upon prior notice subject to a certain prepayment fee during the first five years of the term and no prepayment fee thereafter. As security for its obligations under the Term Loan Agreement the Company entered into a security agreement with CRG whereby the Company granted a lien on substantially all of its assets, including intellectual property. The Term Loan Agreement also contains customary affirmative and negative covenants for a credit facility of this size and type, including a requirement to maintain a minimum cash balance. The Term Loan Agreement also requires the Company to achieve certain revenue targets, whereby the Company is required to pay double the amount of any shortfall as an acceleration of principal payments. In March 2019, the Term Loan Agreement was amended to reduce the 2019 minimum revenue target to $9.0 million and eliminate the 2018 revenue covenant. In exchange for the amendment, the Company agreed to reset the strike price of the warrants to purchase 528,958 shares of the Company’s common stock, issued in connection with the Term Loan Agreement, from $8.06 per share to $4.35 per share.

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

The Term Loan Agreement includes a subjective acceleration clause whereby an event of default, including a material adverse change in the business, operations, or conditions (financial or otherwise), could result in the acceleration of the obligations under the Term Loan Agreement. Under certain circumstances, a default interest rate of an additional 4.0% per annum will apply at the election of CRG on all outstanding obligations during the occurrence and continuance of an event of default. CRG has not exercised its right under this clause.

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

The fair value of the derivative at December 31, 2019 and 2018 is $2.4 million and $2.1 million respectively. The Company classified the derivative liability as a current liability on the balance sheet at December 31, 2019 and 2018 to match the classification of the related Term Loan Agreement.

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

In April 2016 and June 2016, the Company completed the first two draws under the Credit Facility of $2.1 million and $2.5 million, respectively. The Company made monthly payments of $67,000 under the first draw and $79,000 under the second draw. The borrowings under the Credit Facility were treated as capital leases and were included in property and equipment on the balance sheet. The amortization of the assets conveyed under the Credit Facility was included as a component of depreciation expense. During the year ended December 31, 2019, the Company repurchased the equipment for $0.3 million in accordance with the terms of the Credit Facility.

7. Stockholders’ (Deficit) Equity

Common Stock

Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to the prior rights of holders of all classes of stock outstanding. The Company authorized 200,000,000 shares of common stock, $0.001 par value per share, of which 50,651,535 and 44,175,441 were outstanding as of December 31, 2019 and 2018, respectively. As of December 31, 2019, a total of 6,353,330 shares, 1,397,186 shares, and 1,097,249 shares of common stock were reserved for issuance upon (i) the exercise of outstanding stock options, (ii) the issuance of stock awards, and (iii) the exercise of warrants, respectively, under the Company’s 2014 Incentive Award Plan, Inducement Award Plan, and 2014 Employee Stock Purchase Plan.

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

During the year ended December 31, 2019, the Company sold 5,486,500 shares for net proceeds of $6.7 million after expenses in connection with the Sales Agreement.

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

The Company may direct Lincoln Park, at its sole discretion, and subject to certain conditions, to purchase up to 200,000 shares of common stock on any business day, provided that at least one business day has passed since the most recent purchase. The amount of a purchase may be increased under certain circumstances provided, however, that Lincoln Park’s committed obligation under any single purchase shall not exceed $2.0 million. The purchase price of shares of common stock related to the future funding will be based on the then prevailing market prices of such shares at the time of sales as described in the Purchase Agreement. The Purchase Agreement may not be readily available for use should the stock price fall under $1.00.

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

The number of shares reserved for future issuance under the 2014 Plan is the sum of (1) 823,529, (2) any shares that were granted under the 2006 Plan which are forfeited, lapse unexercised or are settled in cash subsequent to the effective date of the 2014 Plan and (3) an annual increase on the first day of each calendar year beginning January 1, 2015 and ending on January 1, 2024, equal to the lesser of (A) 4% of the shares outstanding on the final day of the immediately preceding calendar year and (B) such smaller number of shares determined by the Board of Directors. As of December 31, 2019, there were 537,754 shares available for future grant under the Stock Incentive Plans.

Inducement Award Plan

The Company’s Amended and Restated Inducement Award Plan (“Inducement Plan”), which was adopted in March 2018 and amended and restated in February 2019, provides for the granting of equity awards to new employees, which includes options, restricted stock awards, restricted stock units, performance awards, dividend equivalent awards, stock payment awards and stock appreciation rights. The aggregate number of shares of common stock which may be issued or transferred pursuant to awards under the Inducement Plan is 1,625,000 shares. Any awards that forfeit, expire, lapse, or are settled for cash without the delivery of shares to the holder are available for the grant of an award under the Inducement Plan. Any shares repurchased by or surrendered to the Company that are returned shall be available for grant of an award under the Inducement Plan. The payment of dividend equivalents in cash in conjunction with any outstanding award shall not be counted against the shares available for issuance under the Inducement Plan. As of December 31, 2019, there were 717,000 shares available for future grant under the Inducement Plan. Pursuant to a January 2020 amendment, the aggregate number of shares of common stock which may be issued or transferred pursuant to awards under the Inducement Plan increased by 4,000,000 shares to 5,625,000 shares as of January 8, 2020.

Stock Options

During the years ended December 31, 2019, 2018, and 2017, the Company granted options with an aggregate fair value of $3.9 million, $5.8 million, and $2.7 million, respectively, which are being amortized into compensation expense over the vesting period of the options as the services are being provided.

The following is a summary of option activity under the Stock Incentive Plans and Inducement Plan (in thousands, except share and per share amounts):

			Weighted-Average
		Weighted-Average	Remaining
	Number of	Exercise Price Per	Contractual Term	Aggregate Intrinsic
	Shares	Share	(In years)	Value
Outstanding at December 31, 2018	4,241,833	$6.98	7.02	$471
Granted	2,747,700	2.11
Exercised	(2,119)	2.01		1
Forfeited	(426,960)	5.06
Canceled	(207,124)	8.62
Outstanding at December 31, 2019	6,353,330	4.95	7.29	229
Exercisable at December 31, 2019	3,242,751	6.84	5.55	33
Vested or expected to vest at December 31, 2019	5,751,313	$5.16	7.09	$199

The total intrinsic value of options exercised in the year ended December 31, 2019 was immaterial. The total intrinsic value of options exercised in the years ended December 31, 2018 and 2017 were $1.4 million and $0.6 million, respectively. The weighted‑average fair values of options granted in the years ended December 31, 2019, 2018, and 2017 were $1.41, $3.54, and $2.95 per share, respectively, and were calculated using the following estimated assumptions:

	Year ended
	December 31,
	2019	2018	2017
Weighted-average risk-free interest rate	1.97%	2.67%	1.99%
Expected dividend yield	0.00%	0.00%	0.00%
Expected volatility	78%	68%	60%
Expected terms	6.0 years	6.0 years	6.0 years

The total fair values of stock options that vested during the years ended December 31, 2019, 2018, and 2017 were $3.1 million, $3.0 million, and $3.5 million, respectively.

As of December 31, 2019, there was $5.8 million of total unrecognized compensation cost related to non‑vested stock options granted under the Stock Incentive Plans. Total unrecognized compensation cost will be adjusted for future changes in the estimated forfeiture rate. The Company expects to recognize that cost over a remaining weighted‑average period of 2.6 years as of December 31, 2019.

Restricted Stock Units

During the year ended December 31, 2019, the Company awarded shares of restricted stock units to certain employees at no cost to them, which cannot be sold, assigned, transferred or pledged during the restriction period. The restricted stock units vest through the passage of time, assuming continued employment. Restricted stock units are not included in issued and outstanding common stock until the shares are vested and released. During the year ended December 31, 2018, 78,172 restricted stock units vested but were not reflected as outstanding shares due to a deferred release date. These restricted stock units are reflected as outstanding shares at December 31, 2019. During the year ended December 31, 2018, an additional 73,172 restricted stock units vested but are not reflected as outstanding shares at December 31, 2019 and December 31, 2018 due to a deferred release date. The fair value of the award at the time of the grant is expensed on a straight line basis. The granted restricted stock units had an aggregate fair value of $1.9 million, which are being amortized into compensation expense over the vesting period of the restricted stock units as the services are being provided.

Included in the nonvested restricted stock units at December 31, 2019 are 755,168 restricted stock units with market conditions, which were granted in the year ended December 31, 2018 and vest upon the achievement of stock price targets. The compensation cost for restricted stock units with market conditions is being recorded over the derived service period and was $1.0 million and $4.5 million and for the years ended December 31, 2019 and 2018, respectively.

The following is a summary of restricted stock unit activity under the 2014 Plan (in thousands, except share and per share amounts):

		Weighted-Average
	Number of	Grant Date Fair
	Shares	Value
Nonvested at December 31, 2018	1,198,634	$5.04
Granted	589,142	3.23
Vested	(189,129)	6.41
Forfeited	(303,139)	4.33
Canceled	—	—
Nonvested at December 31, 2019	1,295,508	$4.19

As of December 31, 2019, there was $1.3 million of total unrecognized compensation cost related to non‑vested restricted stock units granted under the 2014 Plan. Total unrecognized compensation cost will be adjusted for future changes in the estimated forfeiture rate. The Company expects to recognize that cost over a remaining weighted‑average period of 2.0 years as of December 31, 2019.

Employee Stock Purchase Plan

The 2014 Employee Stock Purchase Plan (the “2014 ESPP”) period is semi-annual and allows participants to purchase the Company’s common stock at 85% of the lower of (i) the market value per share of common stock on the first day of the offering period or (ii) the market value per share of the common stock on the purchase date. Each participant can purchase up to a maximum of $25,000 per calendar year in fair market value. The first plan period began on August 7, 2014. Stock-based compensation expense from the 2014 ESPP for the years ended December 31, 2019, 2018 and 2017 was approximately $0.4 million, $0.4 million and $0.2 million, respectively. During the years ended December 31, 2019, 306,824 shares were purchased through the 2014 ESPP.

The fair value of the purchase rights granted under this plan was estimated on the date of grant and uses the following weighted-average assumptions, which were derived in a manner similar to those discussed in Note 2 relative to stock options:

	Year ended
	December 31,
	2019	2018	2017
Weighted-average risk-free interest rate	2.44%	2.24%	1.03%
Expected dividend yield	0.00%	0.00%	0.00%
Expected volatility	71%	70%	68%
Expected terms	0.5 years	0.5 years	0.5 years

The 2014 ESPP provides initially for the granting of up to 220,588 shares of the Company’s common stock to eligible employees. In addition, on the first day of each calendar year beginning January 1, 2015 and ending on January 1, 2024, the number of common shares available under the 2014 ESPP shall be increased by the number of shares equal to the lesser of (1) 220,588 shares, (2) 1% of the common shares outstanding on the final day of the immediately preceding calendar year and (3) such smaller number of common shares as determined by the Board of Directors. At December 31, 2019, there were 142,432 shares available under the 2014 ESPP.

Stock‑Based Compensation Expense

The following table summarizes the stock-based compensation expense resulting from awards granted under Stock Incentive Plans, the Inducement Plan and 2014 ESPP, that was recorded in the Company’s results of operations for the years presented (in thousands):

	Year ended
	December 31,
	2019	2018	2017
Cost of product revenue	$365	$803	$125
Research and development	1,184	1,603	1,384
Selling, general and administrative	3,888	7,362	3,196
Total stock-based compensation expense	$5,437	$9,768	$4,705

For the year ended December 31, 2019, stock-based compensation expense capitalized as part of inventory or T2-owned instruments and components was immaterial. For the years ended December 31, 2018 and 2017, $0.1 million of stock-based compensation expense was capitalized as part of inventory or T2-owned instruments and components.

9. Warrants

In connection with the Term Loan Agreement entered into in December 2016, the Company issued to CRG warrants to purchase a total of 528,958 shares of the Company’s common stock. The warrants are exercisable any time prior to December 30, 2026 at a price of $4.35 per share, which was amended in March 2019 from an original price of $8.06 per share, with typical provisions for termination upon a change of control or a sale of all or substantially all of the assets of the Company. The warrants are classified within stockholders’ (deficit) equity, and the proceeds were allocated between the debt and warrants based on their relative fair value.  The fair value of the warrants was determined by the Black‑Scholes‑Merton option pricing model. The fair value of the amended warrants was $0.9 million. The incremental fair value of the modified instrument of $0.1 million was recorded as debt discount and additional paid-in-capital.

In connection with the September 2019 amendment of the Term Loan Agreement, the Company issued to CRG warrants to purchase 568,291 shares of the Company’s common stock (“New Warrants”) at an exercise price of $1.55, with typical provisions for termination upon a change of control or a sale of all or substantially all of the assets of the Company. The Company also reduced the exercise price for the warrants previously issued to CRG to $1.55. All of the New Warrants are exercisable any time prior to September 9, 2029. The warrants are classified within shareholders’ equity, and the proceeds were allocated between the debt and warrants based on their relative fair value. The fair value of the new and amended warrants was determined by the Black-Scholes-Merton option pricing model. The incremental fair value of the amended warrants of $0.1 million and the fair value of the New Warrants of $0.7 million were recorded as debt discount and additional paid-in-capital.

10. Net Loss Per Share

The following table presents the calculation of basic and diluted net loss per share applicable to common stockholders (in thousands, except share and per share data):

	Year ended
	December 31,
	2019	2018	2017
Numerator:
Net loss	$(59,006)	$(51,153)	$(62,428)
Denominator:
Weighted-average number of common shares outstanding — basic and diluted	45,507,754	40,558,826	32,131,512
Net loss per share applicable to common stockholders — basic and diluted	$(1.30)	$(1.26)	$(1.94)

The following shares were excluded from the calculation of diluted net loss per share applicable to common stockholders, prior to the application of the treasury stock method, because their effect would have been anti‑dilutive for the periods presented:

	Year ended
	December 31,
	2019	2018	2017
Options to purchase common shares	6,353,330	4,241,833	3,785,083
Restricted stock units	1,295,508	1,198,634	606,497
Warrants to purchase common stock	1,097,249	528,958	528,958
Total	8,746,087	5,969,425	4,920,538

11. Income Taxes

The reconciliation of the U.S. federal statutory rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2019	2018	2017
Tax at statutory rates	21.0%	21.0%	35.0%
State income taxes	2.6	3.6	6.5
Permanent differences	(1.2)	(0.6)	(2.5)
Research and development credits	1.0	1.0	1.5
US tax rate change	—	-	(52.7)
Change in valuation allowance	(23.4)	(25.0)	12.2
Effective tax rate	0.0%	0.0%	0.0%

The significant components of the Company’s deferred tax asset consist of the following at December 31, 2019 and 2018 (in thousands):

	December 31,
	2019	2018
Deferred tax assets:
Net operating loss carryforwards	$86,990	$73,612
Tax credits	8,329	7,603
Other temporary differences	2,888	3,156
Start-up expenditures	2,716	3,026
Stock option expenses	3,450	3,130
Lease liability	987	—
Total deferred tax assets	105,360	90,527
Deferred tax asset valuation allowance	(104,204)	(90,361)
Net deferred tax assets	1,156	166
Deferred tax liabilities:
Right of use asset	(859)	—
Prepaid expenses	(297)	(166)
Net deferred taxes	$—	$—

In 2019 and 2018, the Company did not record a benefit for income taxes related to its operating losses incurred. ASC 740 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based upon the level of historical U.S. losses and future projections over the period in which the net deferred tax assets are deductible, at this time, management believes it is more likely than not that the Company will not realize the benefits of these deductible differences, and as a result the Company continues to maintain a valuation allowance for the full amount of the 2019 deferred tax assets. The valuation allowance increased by $13.8 million and increased $12.8 million for the years ended December 31, 2019 and 2018, respectively. The increase in the 2019 valuation allowance is primarily attributable to the current year loss. The increase in 2018 was primarily attributable to the loss incurred for the year.

As of December 31, 2019, the Company had federal and state net operating losses of $329.6 million and $292.4 million, respectively, which are available to offset future taxable income, if any, of which $228.2 million of federal and $288.0 million of state carry forwards will expire in varying amounts through 2037 and 2039, respectively. Additionally, $101.4 million of federal net operating loss carry forwards and $4.4 million of state net operating loss carryforwards will carryforward indefinitely, subject to annual taxable income limitations in the year of utilization. The Company also had federal and state research and development tax credits of $5.5 million and $3.6 million, respectively, which expire at various dates through 2039 for federal purposes and 2034 for state purposes. Under the provisions of the Internal Revenue Code, the net operating loss and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. Net operating loss and tax credit carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant stockholders over a three-year period in excess of 50%, as defined under Sections 382 and 383 of the Internal Revenue Code, respectively, as well as similar state provisions. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on the value of the Company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. The Company has completed several financings since its inception which may have resulted in a change in control as defined by Sections 382 and 383 of the Internal Revenue Code, or could result in a change in control in the future. The Company has not conducted an assessment to determine whether there may have been a Section 382 or 383 ownership change.

The Company has no unrecognized tax benefits. Interest and penalty charges, if any, related to uncertain tax positions would be classified as income tax expenses in the accompanying consolidated statements of operations. At December 31, 2019 and 2018, the Company had no accrued interest or penalties related to uncertain tax positions.

The Company files income tax returns in the U.S. federal tax jurisdiction and various state jurisdictions. Since the Company is in a loss carryforward position, the Company is generally subject to examination by the U.S. federal, state and local income tax authorities for all tax years in which a loss carryforward is available. The Company does not have any international operations as of December 31, 2019. The statute of limitations for assessment by federal and state tax jurisdictions in which the Company has business operations is open for tax years ending December 31, 2016 and after.  The tax years under examination vary by jurisdiction.

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

Operating leases are amortized over the lease term and included in costs and expenses in the consolidated statement of operations and comprehensive loss. Variable lease costs are recognized in costs and expenses in the consolidated statement of operations and comprehensive loss as incurred.

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

In April 2016 and June 2016, the Company completed the first two draws under the Credit Facility of $2.1 million and $2.5 million, respectively. The Company made monthly payments of $67,000 under the first draw and $79,000 under the second draw. The property and equipment from the borrowings under the Credit Facility are treated as finance leases and are included in property and equipment on the balance sheet. The amortization of the assets conveyed under the Credit Facility is included as a component of depreciation expense. During the year ended December 31, 2019, the Company repurchased the equipment for $0.3 million in accordance with the terms of the Credit Facility.

The following table summarizes the effect of operating and finance lease costs in the Company’s consolidated statement of operations and comprehensive loss (in thousands):

Lease cost	Year ended December 31, 2019
Finance lease cost:
Amortization of right-of-use assets	$235
Interest on lease liabilities	36
Operating lease cost	1,995
Variable lease cost	659
Total lease cost	$2,925

The following table summarizes supplemental information for the Company’s finance and operating leases:

Other information	Year ended December 31, 2019
Weighted-average remaining lease term - operating leases (in years)	1.9 years
Weighted-average discount rate - operating leases	11.9%

The minimum lease payments for the next five years and thereafter is expected to be as follows (in thousands):

December 31, 2019
Maturity of lease liabilities	Operating Leases
2020	$2,314
2021	1,951
2022	23
2023	—
2024	—
Thereafter	—
Total lease payments	$4,288
Less: effect of discounting	(432)
Present value of lease liabilities	$3,856

The following table summarizes the presentation of the Company’s operating leases in its consolidated balance sheets (in thousands):

Leases	Classification	December 31, 2019
Assets
Operating lease assets	Operating lease assets	3,360
Total lease assets		$3,360

Liabilities
Current
Operating	Accrued expenses and other current liabilities	$1,983
Noncurrent
Operating	Noncurrent operating lease liabilities	1,873
Total lease liabilities		$3,856

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

License Agreement

In 2006, the Company entered into a license agreement with a third party, pursuant to which the third party granted the Company an exclusive, worldwide, sublicenseable license under certain patent rights to make, use, import and commercialize products and processes for diagnostic, industrial and research and development purposes. The Company agreed to pay an annual license fee ranging from $5,000 to $25,000 for the royalty‑bearing license to certain patents. For the years ended December 31, 2019, 2018 and 2017, the Company incurred immaterial amounts for regulatory milestones, license fees and reimbursed patent costs under the agreement. The Company also issued a total of 84,678 shares of common stock pursuant to the agreement in 2006 and 2007, which were recorded at fair value at the date of issuance. The Company is required to pay royalties on net sales of products and processes that are covered by patent rights licensed under the agreement at a percentage ranging between 0.5% - 3.5%, subject to reductions and offsets in certain circumstances, as well as a royalty on net sales of products that the Company sublicenses at 10% of specified gross revenue. Royalties that became due under this agreement for the years ended December 31, 2019, 2018 and 2017 were immaterial.

Transition Agreement

On July 30, 2019, the Company announced that founding CEO John McDonough was named Executive Chairman of the Board until a successor is named at which time Mr. McDonough will become non-executive Chairman of the Board. John Sperzel was named CEO in January 2020. In connection with John McDonough’s transition to Non-Executive Chairman of the Board from CEO, the Company agreed to transition payments and health benefits of approximately $1.0 million, which will be paid over the 15 month period following Mr. Sperzel’s start date, and are recorded in other accrued expenses at December 31, 2019. Included within accrued payroll and compensation at December 31, 2019 is $0.2 million related to bonus.

14. 401(k) Savings Plan

In March, 2008, the Company established a retirement savings plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers substantially all employees of the Company who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pretax basis. Company contributions to the 401(k) Plan may be made at the discretion of the Board of Directors. Company contributions to the 401(k) Plan were $195,000, $126,000 and $190,000 for the years ended December 31, 2019, 2018 and 2017, respectively.

15. Co-Development Agreements

Canon US Life Sciences

On February 3, 2015, the Company entered into a Co-Development Partnership Agreement (the “Co-Development Agreement”) with Canon U.S. Life Sciences, Inc. (“Canon US Life Sciences”) to develop a diagnostic test panel to rapidly detect Lyme disease. On September 21, 2016, Canon became a related party when the Company sold the Canon Shares for an aggregate cash purchase price of $39.7 million, which represented 19.9% of the outstanding shares of common stock of the Company. Under the terms of the Co-Development Agreement, the Company received an upfront payment of $2.0 million from Canon US Life Sciences and the agreement includes an additional $6.5 million of consideration upon achieving certain development and regulatory milestones for total aggregate payments of up to $8.5 million. In October 2015, the Company achieved a specified technical requirement and received $1.5 million related to the achievement of the milestone. In May 2018, the Company achieved the next milestone and received $2.0 million. As of December 31, 2019, the Company had determined that it will not achieve the final regulatory milestone of $3.0 million prior to the termination of this agreement and therefore, as of December 31, 2019, all revenue related to the Co-Development Agreement has been recognized. All payments under the Co-Development Agreement are non-refundable once received. The Company will retain exclusive worldwide commercialization rights of any products developed under the Co-Development Agreement, including sales, marketing and distribution and Canon US Life Sciences will not receive any commercial right and will be entitled to only receive royalty payments on the sales of all products developed under the Co-Development Agreement. Either party may terminate the Co-Development Agreement upon the occurrence of a material breach by the other party (subject to a cure period).

The Company evaluated the promised goods and services under the Co-Development Agreement and determined that the Co-Development Agreement included one performance obligation, the research and development services. The Company is recognizing revenue for research and development services as a component of research revenue in the consolidated financial statements over time, as the services are delivered. The Company uses the input method by allocating and recognizing revenue over time based on the total full-time equivalent effort incurred to date as a percentage of total full-time equivalent time expected, limited to payments earned. Costs incurred to deliver the services under the Co-Development Agreement are recorded as research and development expense in the consolidated financial statements.

The Company recorded revenue of $0.5 million, $1.5 million and $0.3 million for the years ended December 31, 2019, 2018, and 2017, respectively, under the Co-Development Agreement.

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

The Company did not record any revenue for the year ended December 31, 2019 and recorded revenue of $3.1 million and $0.9 million during the years ended December 31, 2018 and 2017, respectively, under the Allergan Agreement. The adoption of ASC 606 on January 1, 2018 resulted in a $0.1 million adjustment to the opening accumulated deficit as of January 1, 2018 due to higher revenue recognition for the Allergan Agreement under ASC 606.

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

The Company recorded revenue of $0.9 million and $1.1 million for the years ended December 31, 2019 and 2018 under the CARB-X Agreement, respectively.

US Government Contract

In September 2019, the Biomedical Advanced Research and Development Authority (“BARDA”) awarded the Company a milestone-based contract, with an initial value of $6.0 million, and a potential value of up to $69.0 million, if BARDA awards all contract options. BARDA operates within the Office of the Assistant Secretary for Preparedness and Response (“ASPR”) at the U.S. Department of Health and Human Services’ (“HHS”). If BARDA awards and the Company completes all options, the Company’s management believes it will enable a significant expansion of the Company’s current portfolio of diagnostics for sepsis-causing pathogen and antibiotic resistance genes.

The Company recorded contribution revenue of $1.5 million for the year ended December 31, 2019 under the US Government Contract.

16. Quarterly Financial Data (unaudited)

	Year ended December 31, 2019
	(In thousands, except per share data)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue:
Product revenue	$1,314	$1,274	$1,177	$1,562
Research revenue	142	71	56	294
Contribution revenue	329	459	444	1,213
Total revenue	$1,785	$1,804	$1,677	$3,069
Costs and expenses:
Cost of product revenue	4,388	4,820	3,944	3,611
Research and development	3,901	4,048	4,098	4,279
Selling, general and administrative	7,055	6,722	5,981	7,546
Total costs and expenses	15,344	15,590	14,023	15,436
Loss from operations	$(13,559)	$(13,786)	$(12,346)	$(12,367)
Net loss	$(15,147)	$(15,647)	$(14,171)	$(14,041)
Per share data:
Net loss per common share—basic and diluted	$(0.34)	$(0.35)	$(0.31)	$(0.29)

	Year ended December 31, 2018
	(In thousands, except per share data)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue:
Product revenue	$1,048	$1,220	$1,218	$1,319
Research revenue	1,263	2,711	1,248	473
Total revenue	$2,311	$3,931	$2,466	$1,792
Costs and expenses:
Cost of product revenue	3,273	3,458	3,042	5,631
Research and development	4,718	3,749	2,725	3,297
Selling, general and administrative	5,755	7,611	5,873	6,458
Total costs and expenses	13,746	14,818	11,640	15,386
Loss from operations	$(11,435)	$(10,887)	$(9,174)	$(13,594)
Net loss	$(12,913)	$(12,324)	$(10,767)	$(15,149)
Per share data:
Net loss per common share—basic and diluted	$(0.36)	$(0.32)	$(0.25)	$(0.34)

17. Subsequent Events

Equity Distribution Agreement

On March 9, 2020, the Company entered into an amendment to the Sales Agreement with Canaccord to increase the aggregate gross sales amount from $30.0 million to $65.0 million. During the period from January 1, 2020 through March 13, 2020, the Company sold 49,401,624 shares for net proceeds of approximately $29.3 million after estimated expenses in connection with the Sales Agreement.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management of the Company, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of December 31, 2019. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.

Based on the evaluation of our disclosure controls and procedures as of December 31, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company’s disclosure controls and procedures were not effective due to a material weakness in our internal control over the quality, frequency and periodic testing of the backup of the Company’s Information Systems (“IT”) data.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f), and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer and effected by our board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

(1)	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets;
(2)

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors; and

(3)

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the Company’s consolidated financial statements.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control—Integrated Framework (2013). Based on our assessment, the Company concluded that our internal control over financial reporting as of December 31, 2019, was not effective due to the material weakness in our internal control over the quality, frequency and periodic testing of the backup of the Company’s IT data that was included in Form-10-Q for the quarterly period ended September 30, 2019 and continues to exist at December 31, 2019.

As described in Form 10-Q for the quarterly period ended September 30, 2019, the Company historically backed up IT data monthly to a tape system and stored the tapes offsite in a secure location for use in data recovery. However, Management determined that the frequency of the backup, monthly, presented a potential loss of data that takes an inordinate amount of time to recover. This prevented the Company from timely filing its report on Form 10-Q for the quarterly period ended September 30, 2019 without filing an extension. Furthermore, Management determined that semi-annual data recovery testing to a secure environment to ensure the integrity and recoverability of the data was not performed. Because these tests were not performed, the Company did not detect flaws in the backup data timely and this flawed data required a lengthy data recovery process which delayed the Company’s ability to prepare timely and accurate financial statements.

Although the Company has made significant progress in remediating the aforementioned material weakness, management concluded that the material weakness continued to exist as of December 31, 2019.

The Company is currently taking actions to remediate the deficiencies in its internal controls over financial reporting and is implementing additional processes and controls designed to address the underlying causes associated with the above-mentioned material weakness. The Company is committed to remediating the material weakness described above and commenced remediation efforts during 2019 that will continue into fiscal 2020. The Company’s internal control remediation efforts include the following:

●	We upgraded our tape backup system during the third quarter of 2019. Backups to tapes occur monthly.

In addition to the above activities, we expect to engage in additional activities in fiscal 2020:

●	We expect to implement redundant cloud-based backup processes during the first half of 2020.

●	After updating cloud-based backup processes, we expect to perform daily backups to minimize data loss.
●	We expect to implement a semi-annual data recovery process to a secure environment to ensure data integrity. Our first instance of this activity is expected to occur in the second quarter of 2020.

Management will monitor the progress of the remediation plan and report regularly to the audit committee on the progress and results of the remediation plan, including the identification, status and resolution of internal control deficiencies.

The Company believes these actions will be effective in remediating the material weakness described above. As the Company continues to evaluate and work to improve its internal control over financial reporting, management may determine to take additional measures to address the material weakness or determine to modify the remediation plan described above. Until the remediation steps set forth above are fully implemented and operating for a sufficient period of time, the material weakness described above will continue to exist.

Changes in Internal Control Over Financial Reporting

Except as noted in the preceding paragraphs, there have been no changes in the Company’s internal control over financial reporting during the fourth quarter of 2019, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our independent registered public accounting firm, BDO USA, LLP, has audited our consolidated financial statements and has issued an attestation report on our internal control over financial reporting as of December 31, 2019, which report is included herein.

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors

T2 Biosystems, Inc.

Lexington, MA

Opinion on Internal Control over Financial Reporting

We have audited T2 Biosystems, Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We do not express an opinion or any other form of assurance on management’s statements referring to any corrective actions taken by the Company after the date of management’s assessment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive loss, stockholders’ (deficit) equity, and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as “the consolidated financial statements”) and our report dated March 16, 2020 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of internal control over financial reporting in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness regarding management’s failure to design and maintain control over the quality, frequency and periodic testing of the backup of the Company’s information systems data has been identified and described in management’s assessment. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2019 financial statements, and this report does not affect our report dated March 16, 2020 on those financial statements.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ BDO USA, LLP

Boston, Massachusetts

March 16, 2020

Item 9B.	OTHER INFORMATION

On July 30, 2019, the Company announced that founding CEO John McDonough was named Executive Chairman of the Board until a successor is named at which time Mr. McDonough will become non-executive Chairman of the Board. John Sperzel was named CEO in January 2020.

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

Report of BDO USA LLP, Independent Registered Public Accounting Firm

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2019 and 2018

Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2019, 2018 and 2017

Consolidated Statements of Stockholders’ (Deficit) Equity for the years ended December 31, 2019, 2018 and 2017

Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017

Notes to Consolidated Financial Statements

2.	List of financial statement schedules. All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.List of Exhibits required by Item 601 of Regulation S-K. See Item 15(b) below.

b.Exhibits

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

4.3	*

Registration Rights Agreement dated as of July 29, 2019 by and between T2 Biosystems Inc. and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K (File No. 001-36571) filed on July 30, 2019)

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

10.3	#	Non-Employee Director Compensation Program, effective as of February 21, 2019, (incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q (File No. 001-36571) filed on May 10, 2019

10.4	#*

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

Employment Offer Letter, dated as of March 7, 2016, by and between the Company and Alec Barclay (incorporated by reference to Exhibit 10.35 of the Company’s Form 10-K (File No. 001-36571) filed on March 19, 2018)

10.32	*#

Change of Control Severance Agreement, dated February 1, 2017, as amended on March 6, 2018, by and between the Company and Alec Barclay (incorporated by reference to Exhibit 10.36 of the Company’s Form 10-K (File No. 001-36571) filed on March 19, 2018)

10.33	*#

Amendment to Change of Control Severance Agreement, by and between the Company and Alec Barclay, dated March 6, 2018 (incorporated by reference to Exhibit 10.37 of the Company’s Form 10-K (File No. 001-36571) filed on March 19, 2018)

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

10.41	*#

T2 Biosystems, Inc. Inducement Award Plan (as amended and restated, effective January 8, 2020) and form of option agreement, restricted stock agreement, and restricted stock unit agreement thereunder (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K (File No. 001-36571) filed on January 9, 2020)

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

10.45	#*

Employment Offer Letter, dated as of October 29, 2014, by and between the Company and Michael Gibbs (incorporated by reference to Exhibit 10.45 of the Company’s Form 10-K (File No. 001-36571) filed on March 14, 2019)

10.46	#*

Change of Control Severance Agreement, dated October 29, 2014, by and between the Company and Michael Gibbs (incorporated by reference to Exhibit 10.46 of the Company’s Form 10-K (File No. 001-36571) filed on March 14, 2019)

10.47	#*

Amendment to Change of Control Severance Agreement, by and between the Company and Michael Gibbs, dated June 6, 2017 (incorporated by reference to Exhibit 10.47 of the Company’s Form 10-K (File No. 001-36571) filed on March 14, 2019)

10.48	*

Amendment No. 4 to Term Loan Agreement, dated March 13, 2019, between the Company and CRG Servicing LLC (incorporated by reference to Exhibit 10.50 of the Company’s Form 10-K (File No. 001-36571) filed on March 14, 2019)

10.49	*

Amendment to Warrant to Purchase Shares of Common Stock, dated March 13, 2019, between the Company and CRG Partners III L.P. (incorporated by reference to Exhibit 10.51 of the Company’s Form 10-K (File No. 001-36571) filed on March 14, 2019)

10.50	*

Amendment to Warrant to Purchase Shares of Common Stock, dated March 13, 2019, between the Company and CRG Partners III – Parallel Fund “A” L.P. (incorporated by reference to Exhibit 10.52 of the Company’s Form 10-K (File No. 001-36571) filed on March 14, 2019)

10.51	*

Amendment to Warrant to Purchase Shares of Common Stock, dated March 13, 2019, between the Company and CRG Partners III Parallel Fund “B” (CAYMAN) L.P. (incorporated by reference to Exhibit 10.53 of the Company’s Form 10-K (File No. 001-36571) filed on March 14, 2019)

10.52	*

Replacement Warrant to Purchase Shares of Common Stock of T2 Biosystems, Inc., dated March 13, 2019, between the Company and CRG PARTNERS III (CAYMAN) LEV AIV L.P. (incorporated by reference to Exhibit 10.54 of the Company’s Form 10-K (File No. 001-36571) filed on March 14, 2019)

10.53	*

Replacement Warrant to Purchase Shares of Common Stock of T2 Biosystems, Inc., dated March 13, 2019, between the Company and CRG PARTNERS III (CAYMAN) UNLEV AIV 1 L.P. (incorporated by reference to Exhibit 10.55 of the Company’s Form 10-K (File No. 001-36571) filed on March 14, 2019)

10.54	†*

Amendment No. 5 to Term Loan Agreement dated as of September 10, 2019 by and between T2 Biosystems, Inc., CRG Servicing LLC and the lenders listed on the signature pages thereto (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q (File No. 001-36571) filed on November 18, 2019)

10.55	†*

Contract, dated as of September 6, 2019, by and between the Company and Biomedical Advanced Research and Development Authority of the U.S. Department of Health and Human Services (incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q/A (File No. 001-36571) filed on November 18, 2019)

10.56	*

Purchase Agreement dated as of March 9, 2020 by and between T2 Biosystems, Inc. and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K (File No. 001-36571) filed on July 30, 2019)

10.57	*

Equity Distribution Agreement dated as of July 30, 2019 by and between T2 Biosystems, Inc. and Canaccord Genuity LLC (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (File No. 001-36571) filed on July 30, 2019)

10.58	*

Amendment No. 1 to Equity Distribution Agreement dated as of March 9, 2020 by and between T2 Biosystems, Inc. and Canaccord Genuity LLC (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (File No. 001-36571) filed on March 9, 2020)

10.59	#*

Second Amendment to Employment Agreement, dated July 30, 2019, between the Company and John McDonough (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K (File No. 001-36571) filed on July 30, 2019)

10.60	†*

Supply Agreement, dated as of March 1, 2019, by and between the Company and GE Healthcare (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q (File No. 001-36571) filed on May 10, 2019)

10.61	#*

Employment Agreement, dated as of January 8, 2020, by and between the Company and John Sperzel (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (File No. 001-36571) filed on January 9, 2020)

10.62	#	Offer Letter, dated as of March 11, 2019, by and between the Company and Anthony Pare

10.63	#	Promotion Letter, dated as of January 3, 2020, by and between the Company and Anthony Pare
10.64	#	Change in Control Severance Agreement, dated as of March 11, 2019, by and between the Company and Anthony Pare

16.1	*	Letter of Ernst & Young LLP, dated June 13, 2018 (Incorporated by reference to Exhibit 16.1 of the Company’s Form 8-K (File No. 001-36571) filed on June 13, 2018)

21.1		Subsidiaries of the Registrant

23.1		Consent of BDO USA, LLP, Independent Registered Public Accounting Firm

23.2		Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

24.1	Power of Attorney (included on the signature page hereto).

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of the principal executive officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. section 1350.

32.2	Certification of the principal financial officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. section 1350.

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

*	Previously filed.
#	Indicates management contract or compensatory plan.
†	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 406 under the Securities Act of 1933, or the Securities Act.
**	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act and Section 18 of the Securities Exchange Act of 1934.

The exhibits listed in the accompanying “Exhibit Index” are filed, furnished or incorporated by reference as part of this Annual Report, as indicated.

Item 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 16, 2020.

T2 BIOSYSTEMS, INC.

By:	/S/ John SPERZEL
Name:	John Sperzel
Title:	President, Chief Executive Officer and Director
(principal executive officer)

 March 16, 2020

By:	/s/ JOHN M. SPRAGUE
Name:	John M. Sprague
Title:	Chief Financial Officer
(principal financial officer and principal
accounting officer)

March 16, 2020

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints John Sperzel and John Sprague, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/ S / JOHN SPERZEL	President, Chief Executive Officer and Director (principal executive officer)	March 16, 2020
John Sperzel

/ s / JOHN M. SPRAGUE	Chief Financial Officer (principal accounting officer)	March 16, 2020
John M. Sprague

/ S / JOHN MCDONOUGH	Non-executive Chairman and Director	March 16, 2020
John McDonough

/ S / STANLEY N. LAPIDUS	Director	March 16, 2020
Stanley N. Lapidus

/ S / ADRIAN M. JONES	Director	March 16, 2020
Adrian M. Jones

/ S / MICHAEL J. CIMA, PH.D.	Director	March 16, 2020
Michael J. Cima, Ph.D.

/ S / JOHN W. CUMMING	Director	March 16, 2020
John W. Cumming

/ S / DAVID B. ELSBREE	Director	March 16, 2020
David B. Elsbree

/ S / SEYMOUR LIEBMAN	Director	March 16, 2020
Seymour Liebman