Form 10-Q
period 2020-06-30
T2 Biosystems, Inc.
filed 2020-08-12
CIK 1492674

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 6, 2020, the registrant had 147,949,302 shares of common stock outstanding.

T2 BIOSYSTEMS, INC.

i

PART I.

FINANCIAL INFORMATION

Item 1. Financial Statements

T2 BIOSYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	June 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$26,549	$11,033
Marketable securities	9,247	—
Accounts receivable	1,300	2,825
Inventories	4,111	3,599
Prepaid expenses and other current assets	6,165	1,438
Total current assets	47,372	18,895
Property and equipment, net	3,900	5,845
Operating lease right-of-use assets	2,076	3,360
Restricted cash	160	180
Other assets	206	206
Total assets	$53,714	$28,486
Liabilities and stockholders’ deficit
Current liabilities:
Notes payable	$—	$42,902
Accounts payable	1,779	3,753
Accrued expenses and other current liabilities	5,971	11,207
Derivative liability	—	2,425
Deferred revenue	199	285
Total current liabilities	7,949	60,572
Notes payable, net of current portion	44,000	—
Operating lease liabilities, net of current portion	924	1,873
Deferred revenue, net of current portion	17	46
Derivative liability	2,391	—
Other liabilities	2,821	—
Commitments and contingencies (see Note 13)
Stockholders’ deficit:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding at June 30, 2020 and December 31, 2019	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 128,461,279 and 50,651,535 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	128	51
Additional paid-in capital	397,295	342,121
Accumulated deficit	(401,811)	(376,177)
Total stockholders’ deficit	(4,388)	(34,005)
Total liabilities and stockholders’ deficit	$53,714	$28,486

See accompanying notes to condensed consolidated financial statements.

T2 BIOSYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue:
Product revenue	$1,041	$1,274	$2,086	$2,588
Research revenue	11	71	11	213
Contribution revenue	1,500	459	3,000	788
Total revenue	2,552	1,804	5,097	3,589
Costs and expenses:
Cost of product revenue	2,300	4,820	6,971	9,208
Research and development	3,980	4,048	8,918	7,949
Selling, general and administrative	5,111	6,722	11,608	13,776
Total costs and expenses	11,391	15,590	27,497	30,933
Loss from operations	(8,839)	(13,786)	(22,400)	(27,344)
Interest expense, net	(1,843)	(2,000)	(3,260)	(3,782)
Other income, net	(3)	139	26	332
Net loss and comprehensive loss	$(10,685)	$(15,647)	$(25,634)	$(30,794)
Net loss per share — basic and diluted	$(0.09)	$(0.35)	$(0.27)	$(0.69)
Weighted-average number of common shares used in computing net loss per share — basic and diluted	120,292,543	44,426,402	94,464,933	44,354,771

See accompanying notes to condensed consolidated financial statements.

T2 BIOSYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(In thousands, except share data)

(Unaudited)

	Common		Additional		Total
	Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2018	44,175,441	$44	$328,514	$(317,171)	$11,387
Stock-based compensation expense	—	—	2,033	—	2,033
Issuance of common stock from vesting of restricted stock, exercise of stock options and employee stock purchase plan	163,802	—	—	—	—
Change in fair value of warrants upon modification	—	—	147	—	147
Net loss	—	—	—	(15,147)	(15,147)
Balance at March 31, 2019	44,339,243	$44	$330,694	$(332,318)	$(1,580)
Stock-based compensation expense	—	—	1,277	—	1,277
Issuance of common stock from vesting of restricted stock, exercise of stock options and employee stock purchase plan	196,329	—	330	—	330
Net loss	—	—	—	(15,647)	(15,647)
Balance at June 30, 2019	44,535,572	$44	$332,301	$(347,965)	$(15,620)

	Common		Additional		Total
	Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2019	50,651,535	$51	$342,121	$(376,177)	$(34,005)
Stock-based compensation expense	—	—	1,160	—	1,160
Issuance of common stock from vesting of restricted stock	370,417	—	—	—	—
Issuance of common stock from secondary offering, net	68,150,678	68	40,029	—	40,097
Net loss	—	—	—	(14,949)	(14,949)
Balance at March 31, 2020	119,172,630	$119	$383,310	$(391,126)	$(7,697)
Stock-based compensation expense	—	—	994	—	994
Issuance of common stock from vesting of restricted stock, exercise of stock options and employee stock purchase plan	407,183	—	180	—	180
Issuance of common stock from secondary offering, net	8,881,466	9	12,811	—	12,820
Net loss	—	—	—	(10,685)	(10,685)
Balance at June 30, 2020	128,461,279	$128	$397,295	$(401,811)	$(4,388)

See accompanying notes to condensed consolidated financial statements.

T2 BIOSYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities
Net loss	$(25,634)	$(30,794)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	905	1,172
Non-cash lease expense	802	697
Stock-based compensation expense	2,154	3,310
Change in fair value of derivative instrument	(34)	361
Gain on disposal of property and equipment	(2)	(3)
Impairment of operating lease asset	523	—
Impairment of property and equipment	636	—
Non-cash interest expense	1,474	1,154
Changes in operating assets and liabilities:
Accounts receivable	1,525	607
Prepaid expenses and other assets	(4,727)	627
Inventories	19	(882)
Accounts payable	(1,983)	2,017
Accrued expenses and other liabilities	(2,811)	1,211
Deferred revenue	(115)	(55)
Operating lease liabilities	(963)	(1,129)
Net cash used in operating activities	(28,231)	(21,707)
Cash flows from investing activities
Purchases of marketable securities	(9,247)	—
Proceeds from sale of property and equipment	4	—
Purchases and manufacture of property and equipment	(127)	(444)
Net cash used in investing activities	(9,370)	(444)
Cash flows from financing activities
Proceeds from issuance of shares from employee stock purchase plan and stock option exercises, net	180	330
Proceeds from issuance of common stock in public offering, net of offering costs	52,917	—
Principal repayments of finance leases	—	(562)
Net cash provided by (used in) financing activities	53,097	(232)
Net increase (decrease) in cash, cash equivalents and restricted cash	15,496	(22,383)
Cash, cash equivalents and restricted cash at beginning of period	11,213	50,985
Cash, cash equivalents and restricted cash at end of period	$26,709	$28,602
Supplemental disclosures of cash flow information
Cash paid for interest	$1,820	$2,267
Supplemental disclosures of noncash activities
Transfer of T2 owned instruments and components to (from) inventory	$531	$(459)
Change in fair value of warrants issued and modified	$—	$147
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$4,805
Purchases of property and equipment included in accounts payable and accrued expenses	$94	$193

	June 30, 2020	December 31, 2019
Reconciliation of cash, cash equivalents and restricted cash at end of period
Cash and cash equivalents	$26,549	$11,033
Restricted cash	160	180
Total cash, cash equivalents and restricted cash	$26,709	$11,213

See accompanying notes to condensed consolidated financial statements.

T2 BIOSYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Nature of Business

T2 Biosystems, Inc. (the “Company”) was incorporated on April 27, 2006 as a Delaware corporation with operations based in Lexington, Massachusetts. The Company is an in vitro diagnostics company that has developed an innovative and proprietary technology platform that offers a rapid, sensitive and simple alternative to existing diagnostic methodologies. The Company is using its T2 Magnetic Resonance technology (“T2MR”) to develop a broad set of applications aimed at lowering mortality rates, improving patient outcomes and reducing the cost of healthcare by helping medical professionals make targeted treatment decisions earlier. T2MR enables rapid detection of pathogens, biomarkers and other abnormalities in a variety of unpurified patient sample types, including whole blood, plasma, serum, saliva, sputum, cerebral spinal fluid and urine, and can detect cellular targets at limits of detection as low as one colony forming unit per milliliter (“CFU/mL”). The Company’s initial development efforts target sepsis and Lyme disease, which are areas of significant unmet medical need in which existing therapies could be more effective with improved diagnostics. On September 22, 2014, the Company received market clearance from the U.S. Food and Drug Administration (“FDA”) for its first two products, the T2Dx® Instrument (the “T2Dx”) and T2Candida® Panel (“T2Candida”). On May 24, 2018, the Company received market clearance from the FDA for its T2Bacteria® Panel (“T2Bacteria”). On February 6, 2019, the FDA granted the Company’s T2ResistanceTM Panel (“T2Resistance”) designation as a Breakthrough Device. On August 2, 2019, the Center for Medicare & Medicaid Services (CMS) granted approval for a New Technology Add-on Payment for the T2Bacteria Panel for fiscal year 2020. On November 20, 2019, the Company’s T2Resistance Panel was granted a CE-Mark. On June 30, 2020, the Company announced the US launch of its COVID-19 molecular diagnostic test, the T2SARS-CoV-2 Panel, after validation of the test meeting the FDA’s requirements for an Emergency Use Authorization (EUA). On July 1, 2020, the Company submitted an EUA request to the FDA for the T2SARS-CoV-2 Panel. The test is designed to detect the presence of the SARS-CoV-2 virus in a nasopharyngeal swab sample.

Liquidity and Going Concern

At June 30, 2020, the Company had cash and cash equivalents of $26.5 million, marketable securities of $9.2 million, an accumulated deficit of $401.8 million, a stockholders’ deficit of $4.4 million, and has experienced cash outflows from operating activities over the past years. The future success of the Company is dependent on its ability to successfully commercialize its products, obtain regulatory clearance for and successfully launch its future product candidates, obtain additional capital and ultimately attain profitable operations. Historically, the Company has funded its operations primarily through its August 2014 initial public offering, its December 2015 public offering, its September 2016 private investment in public equity (“PIPE”) financing, its September 2017 public offering, its June 2018 public offering, its July 2019 establishment of an Equity Distribution Agreement and Equity Purchase Agreement, private placements of redeemable convertible preferred stock and through debt financing arrangements.

The Company is subject to a number of risks similar to other newly commercial life science companies, including, but not limited to commercially launching the Company’s products, development and market acceptance of the Company’s product candidates, development by its competitors of new technological innovations, protection of proprietary technology, and raising additional capital.

The COVID-19 pandemic has impacted and may continue to impact operations. The Company has established protocols for continued manufacturing, distribution and servicing of its products with safe social distancing and personal protective equipment measures and for remote work for employees not essential to on-site operations. To date these measures have been successful but may not continue to function should the pandemic escalate and impact personnel. The Company’s hospital customers have restricted the sales team’s access to their facilities and as a result, the Company significantly reduced its sales and general and administrative staffing levels to reduce expenses. The Company’s customers may reduce their purchases of products. Customers may cease to comply with the terms of sales agreements and this may impact the ability to recognize revenue and hinder receivables collections. The Company has a significant development contract with a United States Government agency and should the agency reduce, cancel or not grant additional milestone projects, the Company’s ability to continue its future product development may be impacted. The ability of the Company’s shipping carriers to deliver products to customers may be disrupted. The Company has reviewed its suppliers and quantities of key materials and believes that it has sufficient stocks and alternate sources of critical materials including personal protective equipment should the supply chains become disrupted. As further described in Note 5., the Company believes the pandemic’s impact on its sales has impacted the recoverability of the value of T2-owned instruments and components. The COVID-19 pandemic also caused the Company to reassess its build plan and evaluate its inventories accordingly, which resulted in an additional charge to cost of product revenue.

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

Management believes that its existing cash and cash equivalents and marketable securities at June 30, 2020, along with the $33.4 million of additional funding available through the Company’s Equity Distribution Agreement (the “Sales Agreement”) with Canaccord Genuity LLC, as agent (“Canaccord”) (Note 7) which was raised in July 2020, will be sufficient to allow the Company to fund its current operating plan, at least a year from issuance of these financial statements. Certain elements of the Company’s operating plan are outside of the Company’s control, those elements cannot be considered probable; under ASC 205-40, the future receipt of potential funding from the Company’s Co-Development partners and other resources cannot be considered probable at this time because none of the plans are entirely within the Company’s control. During the three months ended March 31, 2020, management implemented a cost improvement strategy which is focused on reducing operating expenses and improving our cost of goods sold. The Company reduced its total employee headcount by 22% as compared to headcount at December 31, 2019, resulting in severance of $0.4 million, all of which was paid by June 30, 2020. The Term Loan Agreement with CRG Servicing LLC (“CRG”) (Note 6) has certain covenants which require the Company to achieve certain annual revenue targets, whereby the Company is required to pay double the amount of any shortfall as an acceleration of principal payments, and maintain a minimum cash balance of $5.0 million. As of the date of these financial statements, it is probable the Company will not achieve the revenue target of $15.0 million for the twenty-four month period ended December 31, 2020, and there are no assurances that the Company will achieve the revenue target of $43.0 million for the twenty-four month period ended December 31, 2021. Should the Company fail to meet the revenue target, it would seek a waiver of this provision. There can be no assurances that the Company would be successful in obtaining a waiver. If the Company is unsuccessful in obtaining a waiver, it would pay the cure amount set forth under the Term Loan Agreement. While the Company believes it can continue as a going concern for at least a year from issuance of these financial statements, there can be no assurances the Company will continue to be in compliance with the cash covenant in future periods without additional funding.

On April 7, 2020, the Company received a letter from The Nasdaq Stock Market LLC (“Nasdaq”) indicating that, for the last thirty consecutive business days, the bid price for the Company’s common stock had closed below the minimum $1.00 per share requirement for continued listing on the Nasdaq Global Market under Nasdaq Listing Rule 5450(a)(1). On June 16, 2020, the Company received a letter from the Nasdaq stating that the Company had regained compliance.

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

The accompanying interim condensed consolidated balance sheet as of June 30, 2020, the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2020 and 2019, the condensed consolidated statements of stockholders’ deficit for the three and six months ended June 30, 2020 and 2019, the condensed consolidated statements of cash flows for the six months ended June 30, 2020 and 2019 and the related financial data and other information disclosed in these notes are unaudited. The unaudited interim financial statements have been prepared on the same basis as the audited annual financial statements, and, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of June 30, 2020, and the results of its operations for the three and six months ended June 30, 2020 and 2019 and its cash flows for the six months ended June 30, 2020 and 2019. The results for the three and six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020, any other interim periods, or any future year or period.

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

Geographic Information

The Company sells its products domestically and internationally. Total international sales were approximately $0.3 million or 10% of total revenue and $0.6 million or 31% of total revenue for the three months ended June 30, 2020 and 2019, respectively. Total international sales were approximately $0.7 million or 15% of total revenue and $1.2 million and 34% of total revenue for the six months ended June 30, 2020 and 2019, respectively.

For the three months ended June 30, 2020 and 2019, there was no international customer that represented greater than 10% of total revenue. For the six months ended June 30, 2020, there was no international customer that represented greater than 10% of total revenue. For the six months ended June 30, 2019, the Company derived approximately 10% of its total revenue from one international customer.

As of June 30, 2020 and December 31, 2019, the Company had outstanding receivables of $0.3 million and $1.2 million, respectively, from customers located outside of the U.S.

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

Marketable Securities

The Company’s marketable securities typically consist of certificates of deposit and U.S. treasury securities, which are classified as available-for-sale and included in current assets as they are intended to fund current operations. Available-for-sale securities are carried at fair value with unrealized gains and losses reported as a component of shareholders’ deficit in accumulated other comprehensive income (loss). Realized gains and losses, if any, are included in other income in the condensed consolidated statements of operations.

Available-for-sale securities are reviewed for possible impairment at least quarterly, or more frequently if circumstances arise that may indicate impairment. When the fair value of the securities declines below the amortized cost basis, impairment is indicated and it must be determined whether it is other than temporary. Impairment is considered to be other than temporary if the Company: (i) intends to sell the security, (ii) will more likely than not be forced to sell the security before recovering its cost, or (iii) does not expect to recover the security’s amortized cost basis. If the decline in fair value is considered other than temporary, the cost basis of the security is adjusted to its fair market value and the realized loss is reported in earnings. Subsequent increases or decreases in fair value are reported as a component of shareholders’ deficit in accumulated other comprehensive income (loss). There were no other-than-temporary unrealized losses as of June 30, 2020.

The market value of the Company’s marketable securities, for which maturities are all less than one year, are as follows (in thousands):

June 30, 2020
Certificates of deposit	$2,251
U.S. treasury securities	6,996
Total	$9,247

The unrealized gains and losses as of June 30, 2020 were immaterial.

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

As of June 30, 2020 and December 31, 2019, the Company had not experienced any material losses related to these indemnification obligations, and no material claims with respect thereto were outstanding. The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related reserves were established.

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

Disaggregation of Revenue

The Company disaggregates revenue from contracts with customers by type of products and services, as it best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. The following table disaggregates our revenue by major source (in thousands):

	Three Months Ended, June 30,		Six Months Ended, June 30,
	2020	2019	2020	2019
Product Revenue
Instruments	$170	$462	$417	$997
Consumables	853	717	1,598	1,450
Instrument rentals	18	95	71	141
Total Product Revenue	1,041	1,274	2,086	2,588
Research Revenue	11	71	11	213
Contribution Revenue	1,500	459	3,000	788
Total Revenue	$2,552	$1,804	$5,097	$3,589

Remaining Performance Obligations

Remaining performance obligations represent the transaction price of firm orders for which work has not been performed or goods and services have not been delivered. As of June 30, 2020, the aggregate amount of transaction price allocated to remaining performance obligations for contracts with an original duration greater than one year was $0.1 million. We do not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed. The Company expects to recognize revenue on the remaining performance obligations over the next 18 months.

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

Contract Assets and Liabilities

The Company did not record any contract assets at June 30, 2020 and December 31, 2019.

The Company’s contract liabilities consist of upfront payments for research and development contracts and Maintenance Services on instrument sales. We classify these contract liabilities in deferred revenue as current or noncurrent based on the timing of when we expect to recognize revenue. Contract liabilities were $0.1 million and $0.2 million at June 30, 2020 and December 31, 2019, respectively. Revenue recognized during the three months ended June 30, 2020 relating to contract liabilities at December 31, 2019 was immaterial. Revenue recognized during the six months ended June 30, 2020 relating to contract liabilities at December 31, 2019 was $0.1 million and related to straight-line revenue recognition associated with maintenance agreements.

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

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (“ASU 2018-13”), which eliminates, adds and modifies certain disclosure requirements for fair value measurements. The amendment is effective for interim and annual reporting periods beginning after December 15, 2019. The Company adopted ASU 2018-13 on January 1, 2020. The results of adoption are presented in Note 3.

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

3. Fair Value Measurements

The Company measures the following financial assets at fair value on a recurring basis. There were no transfers between levels of the fair value hierarchy during any of the periods presented. The following tables set forth the Company’s financial assets carried at fair value categorized using the lowest level of input applicable to each financial instrument as of June 30, 2020 and December 31, 2019 (in thousands):

	Balance at June 30, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$3,250	$3,250	$—	$—
Marketable securities	9,247	9,247	—	—
Restricted cash	160	160	—	—
	$12,657	$12,657	$—	$—

Liabilities:
Derivative liability	$2,391	$—	$—	$2,391
	$2,391	$—	$—	$2,391

	Balance at December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$4,301	$4,301	$—	$—
Restricted cash	180	180	—	—
	$4,481	$4,481	$—	$—

Liabilities:
Derivative liability	$2,425	$—	$—	$2,425
	$2,425	$—	$—	$2,425

The Company’s cash equivalents and available-for-sale marketable securities are comprised of certificates of deposit and government securities. Securities are classified as cash equivalents when the original maturities are within 90 days of the purchase dates. The Company also maintains certificates of deposit classified as restricted cash for $0.2 million (Note 4).

The Company’s Term Loan Agreement with CRG (Note 6) contains certain provisions that change the underlying cash flows of the instrument, including acceleration of the obligations under the Term Loan Agreement under an event of default. In addition, under certain circumstances, a default interest rate of an additional 4.0% per annum will apply at the election of CRG on all outstanding obligations during the occurrence and continuance of an event of default. The Company concluded that these features are not clearly and closely related to the host instrument and represent a single compound derivative that is required to be re-measured at fair value on a quarterly basis.

The fair value of the derivative at June 30, 2020 and December 31, 2019 is $2.4 million and is classified as a non-current liability on the balance sheet at June 30, 2020 and a current liability at December 31, 2019 to match the classification of the related Term Loan Agreement (Note 6). While the Company’s fair value assessment as of June 30, 2020 assessed the likelihood of paying contingent interest as probable within the next twelve months, based on recent financing events subsequent to June 30, 2020 and as of the date of this filing the Company continues to assess and believes the probability is remote that the contingent interest will commence within the next twelve months which, accordingly, provided for the non-current classification of the derivative liability.  Management continues to reassess at each balance sheet and filing date based on facts and circumstances and can provide no assurances regarding the probability of payment of the contingent interest in future periods.

The estimated fair value of the derivative at June 30, 2020 was determined using a probability-weighted discounted cash flow model that includes contingent interest payments under the following scenarios:

Range
4% contingent interest beginning in 2020	90.0%
4% contingent interest beginning in 2021	10.0%

Should the Company’s assessment of these probabilities change, including amendments of certain revenue targets, there could be a change to the fair value of the derivative liability.

The following table provides a roll-forward of the fair value of the derivative liability (in thousands):

Balance at December 31, 2019	$2,425
Change in fair value of derivative liability, recorded as interest expense	(34)
Balance at June 30, 2020	$2,391

4. Restricted Cash

The Company is required to maintain a security deposit for its operating lease agreement for the duration of the lease agreement and for a particular credit card program as long it is in place. At June 30, 2020, the Company had a certificate of deposit for $0.2 million, which represented collateral as a security deposit for its operating lease agreement for its facility. At December 31, 2019, the Company had certificates of deposit for $0.2 million, which represented collateral as security deposits for its operating lease agreement for its facility and for a particular credit card program which was no longer in place as of June 30, 2020.

5. Supplemental Balance Sheet Information

Inventories

Inventories are stated at the lower of cost or net realizable value on a first-in, first-out basis and are comprised of the following (in thousands):

	June 30, 2020	December 31, 2019
Raw materials	$1,203	$1,617
Work-in-process	1,368	1,227
Finished goods	1,540	755
Total inventories, net	$4,111	$3,599

The COVID-19 pandemic caused the Company to reassess its build plan and evaluate its inventories accordingly, which resulted in an additional $0.6 million charge to cost of product revenue during the six months ended June 30, 2020.

Property and Equipment

Property and equipment consist of the following (in thousands):

	June 30, 2020	December 31, 2019
Office and computer equipment	$538	$538
Software	762	762
Laboratory equipment	4,852	4,747
Furniture	194	194
Manufacturing equipment	672	672
Manufacturing tooling and molds	255	255
T2-owned instruments and components	5,527	6,775
Leasehold improvements	3,485	3,497
Construction in progress	1,643	1,641
	17,928	19,081
Less accumulated depreciation and amortization	(14,028)	(13,236)
Property and equipment, net	$3,900	$5,845

Construction in progress is primarily comprised of equipment that has not been placed in service. T2-owned instruments and components is comprised of raw materials and work-in-process inventory that are expected to be used or used to produce T2-owned instruments, based on our business model and forecast, and completed instruments that will be used for internal research and development, clinical studies or reagent rental agreements with customers. At June 30, 2020 and December 31, 2019, there were $0.1 million and $0.6 million, respectively, of raw materials and work-in-process inventory in T2-owned instruments and components. Completed T2-owned instruments are placed in service once installation procedures are completed and are depreciated over five years. Depreciation expense for T2-owned instruments placed at customer sites pursuant to reagent rental agreements is recorded as a component of cost of product revenue and totaled approximately $0.1 million and $0.2 million for the three months ended June 30, 2020 and 2019, respectively, and $0.2 million and $0.4 million for the six months ended June 30, 2020 and 2019, respectively.

At the beginning of the COVID-19 pandemic, the Company believed the pandemic would reduce product sales and impair the ability to recover the cost of the T2-owned instruments and components. The Company assessed the impact on the related cash flows of the T2-owned instruments and reduced the respective carrying values by $0.6 million as of June 30, 2020, which is recorded as cost of product revenue impairment expense.

Depreciation expense for T2-owned instruments used for internal research and development and clinical studies is recorded as a component of research and development expense. Depreciation and amortization expense of $0.4 million and $0.6 million was charged to operations for the three months ended June 30, 2020 and 2019, respectively. Depreciation and amortization expense of $0.9 million and $1.2 million was charged to operations for the six months ended June 30, 2020 and 2019, respectively.

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	June 30, 2020	December 31, 2019
Accrued payroll and compensation	$1,388	$3,193
Accrued final fee	—	2,445
Accrued research and development expenses	199	267
Accrued professional services	578	511
Accrued interest	914	908
Operating lease liabilities	2,010	1,983
Other accrued expenses	882	1,900
Total accrued expenses and other current liabilities	$5,971	$11,207

At December 31, 2019, a fee associated with the Company’s Term Loan Agreement (Note 6) of $2.4 million is included as accrued final fee in the table above to match the current classification of the associated debt. At June 30, 2020, the Company’s Term Loan Agreement with CRG and the associated fee of $2.8 million are classified as non-current liabilities. Included within other accrued expenses in the table above, at June 30, 2020 is $0.4 million from the Second Amendment to Employment Agreement with John McDonough (the “Transition Agreement”) (Note 13). Included within other accrued expenses and accrued payroll and compensation in the table above at December 31, 2019 are $1.0 million and $0.2 million, respectively, related to the Transition Agreement.

6. Notes Payable

Future principal payments on the notes payable are as follows (in thousands):

	June 30, 2020	December 31, 2019
Term loan agreement before unamortized PIK interest, discount and issuance costs	$48,077	$48,077
Less: unamortized paid-in-kind interest	(2,488)	(3,284)
Less: unamortized discount and deferred issuance costs	(1,589)	(1,891)
Total notes payable	$44,000	$42,902

The Term Loan Agreement with CRG is classified as a current liability on the balance sheet at December 31, 2019 based on the Company’s consideration of the probability of violating the 2020 revenue covenant primarily due to the COVID-19 pandemic’s likely impact on our product sales, which in turn would trigger violation of the minimum liquidity covenant included in the Term Loan Agreement.  The Term Loan Agreement with CRG is classified as a non-current liability at June 30, 2020 as the Company has sufficient cash, cash equivalents and marketable securities as of the date of this filing due to subsequent financing (Note 7) that the minimum liquidity covenant would not be triggered even upon default of the revenue covenant at December 31, 2020 as a result of having sufficient funds to pay the cure amount set forth under the Term Loan Agreement. The Term Loan Agreement includes a subjective acceleration clause whereby an event of default, including a material adverse change in the business, operations, or conditions (financial or otherwise), could result in the acceleration of the obligations under the Term Loan Agreement. The contractual terms of the agreement, as amended, require quarterly principal payments of $12.0 million commencing March 31, 2022 through maturity December 31, 2022. The Company has assessed the classification of the note payable as non-current based on facts and circumstances as of the date of this filing, specifically as it relates to achieving the minimum liquidity and revenue covenants.  As of the date of this filing, the Company believes that should it be unable to meet such covenants as of December 31, 2020, it is probable that it would be able to pay the cure of default. Management continues to reassess at each balance sheet and filing date based on facts and circumstances and can provide no assurances regarding the probability of meeting its aforementioned covenants in future periods.

Term Loan Agreement

In December 2016, the Company entered into a Term Loan Agreement (the “Term Loan Agreement”) with CRG. The Company initially borrowed $40.0 million pursuant to the Term Loan Agreement, which has a six-year term with four years of interest-only payments (through December 30, 2020), after which quarterly principal and interest payments will be due through the December 30, 2022 maturity date. Interest on the amounts borrowed under the Term Loan Agreement accrues at an annual fixed rate of 11.5%, 3.5% of which may be deferred during the interest-only period by adding such amount to the aggregate principal loan amount. In addition, if the Company achieves certain financial performance metrics, the loan will convert to interest-only until the December 30, 2022 maturity, at which time all unpaid principal and accrued unpaid interest will be due and payable. The Company is required to pay CRG a financing fee based on the loan principal amount drawn. The Company is also required to pay a final payment fee of 8.0%, subsequently amended to 10%, of the principal outstanding upon repayment. The Company is accruing the final payment fee as interest expense and it is included as a non-current liability at June 30, 2020 and a current liability at December 31, 2019 on the balance sheet to conform to the classification of the associated debt in those periods.

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

7. Stockholders’ Deficit

Equity Distribution Agreement

On July 30, 2019, the Company entered into the Sales Agreement with Canaccord, as agent, pursuant to which the Company may offer and sell shares of common stock, for aggregate gross sale proceeds of up to $30.0 million from time to time through Canaccord. On March 9, 2020, the Company entered into an amendment to the Sales Agreement to increase the aggregate gross sales amount from $30.0 million to $65.0 million. On April 8, 2020, the Company entered into an amendment to the Sales Agreement to increase the aggregate gross sales amount from $65.0 million to $95.0 million. As of June 30, 2020, the Company had sold 82,118,644 shares of common stock with an aggregate gross sales amount of approximately $61.6 million, leaving approximately $33.4 million remaining under the Equity Distribution Agreement. In July 2020, the Company sold 19,488,023 shares of common stock for the amount remaining under the Sales Agreement, resulting in net proceeds of $32.4 million.

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

During the six months ended June 30, 2020, the Company sold 76,632,144 shares under the Sales Agreement for net proceeds of $52.6 million after expenses. Prepaid expenses and other current assets at June 30, 2020 include $4.6 million of proceeds receivable from sales of shares sold June 30, 2020 under the Sales Agreement which were received in early July 2020.

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

During the six months ended June 30, 2020, the Company sold 400,000 shares for proceeds of $0.3 million in connection with the Purchase Agreement.

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

The number of shares reserved for future issuance under the 2014 Plan is the sum of (1) 823,529 shares, (2) any shares that were granted under the 2006 Plan which are forfeited, lapse unexercised or are settled in cash subsequent to the effective date of the 2014 Plan and (3) an annual increase on the first day of each calendar year beginning January 1, 2015 and ending on January 1, 2026, equal to the lesser of (A) 4% of the shares outstanding (on an as-converted basis) on the final day of the immediately preceding calendar year and (B) such smaller number of shares determined by the Company’s board of directors. As of June 30, 2020, there were 1,415,151 shares available for future grant under the Stock Incentive Plans.

Inducement Award Plan

The Company’s Amended and Restated Inducement Award Plan (“Inducement Plan”), which was adopted in March 2018 and most recently amended and restated in January 2020, provides for the granting of equity awards to new employees, including options, restricted stock awards, restricted stock units, performance awards, dividend equivalent awards, stock payment awards and stock appreciation rights. The aggregate number of shares of common stock which may be issued or transferred pursuant to awards under the Inducement Plan is 5,625,000 shares. Any awards that forfeit, expire, lapse, or are settled for cash without the delivery of shares to the holder are available for the grant of an award under the Inducement Plan. Any shares repurchased by or surrendered to the Company that are returned shall be available for the grant of an award under the Inducement Plan. The payment of dividend equivalents in cash in conjunction with any outstanding award shall not be counted against the shares available for issuance under the Inducement Plan. As of June 30, 2020, there were 2,064,000 shares available for future grant under the Inducement Plan.

Stock Options

During the six months ended June 30, 2020 and 2019, the Company granted stock options with an aggregate fair value of $3.0 million and $2.6 million, respectively, which are being amortized into compensation expense over the vesting period of the options as the services are being provided.

The following is a summary of option activity under the Stock Incentive Plans and Inducement Plan (in thousands, except share and per share amounts):

	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value
Outstanding at December 31, 2019	6,353,330	$4.95	7.29	$229
Granted	4,355,952	1.37
Exercised	(10,000)	0.75
Forfeited	(864,757)	3.61
Cancelled	(150,165)	6.08
Outstanding at June 30, 2020	9,684,360	$3.45	7.67	$1,323
Exercisable at June 30, 2020	4,114,005	$5.76	5.57	$168
Vested or expected to vest at June 30, 2020	8,512,277	$3.71	7.44	$1,058

There were 10,000 options exercised in the six months ended June 30, 2020 and no options exercised in the six months ended June 30, 2019. The weighted-average grant date fair values of stock options granted in the six month periods ended June 30, 2020 and 2019 were $0.69 per share and $1.93 per share, respectively, and were calculated using the following estimated assumptions:

	Six Months Ended
	June 30,
	2020	2019
Weighted-average risk-free interest rate	1.40%	2.37%
Expected dividend yield	—%	—%
Expected volatility	95%	72%
Expected terms	5.7 years	6.0 years

The total fair values of options that vested during the six months ended June 30, 2020 and 2019 were $2.3 million and $1.7 million, respectively.

As of June 30, 2020, there was $6.5 million of total unrecognized compensation cost related to non-vested stock options granted under the Stock Incentive Plans and Inducement Plan. Total unrecognized compensation cost will be adjusted for future changes in the estimated forfeiture rate. The Company expects to recognize that cost over a remaining weighted-average period of 2.7 years as of June 30, 2020.

Restricted Stock Units

During the six months ended June 30, 2020, the Company awarded restricted stock units to certain employees and directors at no cost to them. The restricted stock units, excluding any restricted stock units with market conditions, vest through the passage of time, assuming continued service. Restricted stock units are not included in issued and outstanding common stock until the underlying shares are vested and released. During the year ended December 31, 2018, an additional 73,172 restricted stock units vested but were not reflected as outstanding shares at December 31, 2019 due to a deferred release date. These restricted stock units are reflected as outstanding shares at June 30, 2020. The fair value of the restricted stock units, at the time of the grant, is expensed on a straight line basis. The granted restricted stock units had an aggregate fair value of $0.5 million, which are being amortized into compensation expense over the vesting period of the restricted stock units as the services are being provided.

Included in the nonvested restricted stock units at June 30, 2020 are 399,437 restricted stock units with market conditions, which vest upon the achievement of stock price targets. The compensation cost for restricted stock units with market conditions is being recorded over the derived service period and was immaterial for the three and six months ended June 30, 2020 and $0.2 million and $0.9 million for the three and six months ended June 30, 2019, respectively.

The following is a summary of restricted stock unit activity under the 2014 Plan (in thousands, except share and per share amounts):

	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2019	1,295,508	4.19
Granted	917,064	0.54
Vested	(331,433)	3.45
Forfeited	(454,930)	3.99
Nonvested at June 30, 2020	1,426,209	2.07

As of June 30, 2020, there was $1.0 million of total unrecognized compensation cost related to nonvested restricted stock units granted under the 2014 Plan. Total unrecognized compensation cost will be adjusted for future changes in the estimated forfeiture rate. The Company expects to recognize that cost over a remaining weighted-average period of 1.94 years, as of June 30, 2020.

Stock-Based Compensation Expense

The following table summarizes the stock-based compensation expense resulting from awards granted under Stock Incentive Plans, the Inducement Plan and the 2014 Employee Stock Purchase Plan, that was recorded in the Company’s results of operations for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Cost of product revenue	$4	$—	$80	$49
Research and development	237	436	550	831
Selling, general and administrative	703	848	1,505	2,353
Total stock-based compensation expense	$944	$1,284	$2,135	$3,233

For the three months ended June 30, 2020 and 2019, stock-based compensation expenses capitalized as part of inventory or T2Dx instruments and components were immaterial. For the six months ended June 30, 2020, stock-based compensation expenses capitalized as part of inventory or T2Dx instrument and components were immaterial. For the six months ended June 30, 2019, $0.1 million of stock-based compensation expenses were capitalized as part of inventory or T2 instruments and components.

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

10. Net Loss Per Share

The following shares were excluded from the calculation of diluted net loss per share applicable to common stockholders, prior to the application of the treasury stock method, because their effect would have been anti-dilutive for the periods presented:

	Three and Six Months Ended June 30,
	2020	2019
Options to purchase common shares	9,684,360	5,268,096
Restricted stock units	1,426,209	1,435,587
Warrants to purchase common stock	1,097,249	528,958
Total	12,207,818	7,232,641

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

The Co-Development Agreement was completed in 2019 and the Company did not record any revenue for the three and six months ended June 30, 2020 and recorded revenue of $0.1 million for the three and six months ended June 30, 2019.

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

The Company did not record any revenue for the three and six months ended June 30, 2020. The Company recognized the $0.9 million that was awarded under the reimbursement option in 2019, and recorded revenue of $0.5 million and $0.8 million for the three and six months ended June 30, 2019, respectively, under the CARB-X Agreement. The Company will not recognize any additional revenue under the CARB-X agreement.

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

The Company recorded revenue of $1.5 million and $3.0 million for the three and six months ended June 30, 2020, respectively. The contract began in September 2019 and the Company did not record any revenue under the US Government Contract for the three and six months ended June 30, 2019.

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

In November 2014, the Company entered into an agreement to rent additional office space in Lexington, Massachusetts. In April 2015, the Company entered into an amendment to extend the term to December 31, 2017. In connection with this agreement, the Company paid a security deposit of $50,000, which is recorded as a component of other assets in the condensed consolidated balance sheets. In May 2015, the Company entered into an amendment to expand existing manufacturing facilities in Lexington, Massachusetts. In September 2017, the Company entered into an amendment to extend the term to December 31, 2021. In June 2020, the Company vacated this office space and determined that subleasing it to a tenant was unlikely due to the impact of the COVID-19 pandemic on the local commercial real estate sub-lease market. As a result, the Company recorded an impairment charge of $0.5 million to selling, general and administrative.

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

License Agreement

In 2006, the Company entered into a license agreement with a third party, pursuant to which the third party granted the Company an exclusive, worldwide, sublicenseable license under certain patent rights to make, use, import and commercialize products and processes for diagnostic, industrial and research and development purposes. The Company agreed to pay an annual license fee ranging from $5,000 to $25,000 for the royalty‑bearing license to certain patents. The Company also issued a total of 84,678 shares of common stock pursuant to the agreement in 2006 and 2007, which were recorded at fair value at the date of issuance. The Company is required to pay royalties on net sales of products and processes that are covered by patent rights licensed under the agreement at a percentage ranging between 0.5% - 3.5%, subject to reductions and offsets in certain circumstances, as well as a royalty on net sales of products that the Company sublicenses at 10% of specified gross revenue. Royalties for the three and six months ended June 30, 2020 and 2019 were immaterial.

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

In June 2020, the Company completed the validation of its COVID-19 molecular diagnostic test, the T2SARS-CoV-2 TM Panel and on June 30, 2020, the Company launched its COVID-19 test under government Emergency Use Authorization rules. The test is designed to detect the presence of the SARS-CoV-2 virus in a nasopharyngeal swab sample.

Transition Agreement

          On July 30, 2019, the Company announced that founding CEO John McDonough was named Executive Chairman of the Board until a successor is named at which time Mr. McDonough will become non-executive Chairman of the Board. John Sperzel was named CEO in January 2020. In connection with John McDonough’s transition to Non-Executive Chairman of the Board from CEO, the Company agreed to transition payments and health benefits to be paid over the 15-month period following Mr. Sperzel’s start date. At December 31, 2019, included within other accrued expenses is $1.0 million related to Mr. McDonough’s transition payments and health benefits and included within accrued payroll and compensation is $0.2 million related to Mr. McDonough’s bonus. At June 30, 2020, included within other accrued expenses is $0.4 million related to Mr. McDonough’s transition payments and health benefits.

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

Business Overview

We are an in vitro diagnostics company and leader in the rapid detection of sepsis-causing pathogens, is dedicated to improving patient care and reducing the cost of care by helping clinicians effectively treat patients faster than ever before. We have developed an innovative and proprietary technology platform that offers a rapid, sensitive and simple alternative to existing diagnostic methodologies. We are using our T2MR technology to develop a broad set of applications aimed at lowering mortality rates, improving patient outcomes and reducing the cost of healthcare by helping medical professionals make targeted treatment decisions earlier. T2MR enables rapid detection of pathogens, biomarkers and other abnormalities in a variety of unpurified patient sample types, including whole blood, plasma, serum, saliva, sputum and urine, and can detect cellular targets at limits of detection as low as one colony forming unit per milliliter, or CFU/mL. Our products include the T2Dx Instrument, T2Candida Panel, the T2Bacteria Panel, the T2Resistance Panel, and the T2SARS-CoV-2 Panel that are all powered by our proprietary T2MR technology. Our development efforts target sepsis, COVID-19, and Lyme disease, which are areas of significant unmet medical need in which existing therapies could be more effective with improved diagnostics.

On September 22, 2014, we received market clearance from the FDA for our first two products, the T2Dx® Instrument, or the T2Dx and the T2Candida® Panel, or T2Candida, which have the ability to rapidly identify the five clinically relevant species of Candida, a fungal pathogen known to cause sepsis, directly from whole blood. On May 24, 2018, we received market clearance from the FDA for the T2Bacteria® Panel, or T2Bacteria, which runs on the T2Dx Instrument and has the ability to rapidly identify five of the most common and deadly sepsis-causing bacteria (members of the ESKAPE pathogens, as defined below in Our T2Bacteria Panel) directly from whole blood. We have also developed and sell a research use only Candida auris assay, the T2Cauris™ Panel, for the rapid identification of Candida auris, a species of Candida that is highly drug resistant. We have developed a T2Resistance™

Panel for the early and sensitive detection of carbapenemase-resistance markers, which can assist clinicians in selecting effective antibiotics. The T2Resistance Panel received FDA Breakthrough Device designation in February 2019 and was granted a CE Mark in November 2019. An additional diagnostic application in development is the T2Lyme™ Panel, or T2Lyme, which is focused on the detection of the bacteria that cause Lyme disease. Diagnostic applications for additional bacteria species and resistance markers were developed as part of a collaboration with CARB-X, a public-private partnership with the U.S. Department of Health and Human Services, or HHS, and the Wellcome Trust of London, focused on combatting antibiotic resistant bacteria. On August 2, 2019, the Company’s T2Bacteria Panel received a New Technology Add-on Payment (NTAP) from CMS, including a unique and stand-alone ICD-10-PCS Code. In September 2019, the Biomedical Advanced Research and Development Authority (“BARDA”) awarded the Company a milestone-based contract, with an initial value of $6 million, and a potential value of up to $69 million, for the development of new direct-from-blood diagnostic panels that will run on the T2Dx. The existing reimbursement codes support our sepsis products and anticipate the same for our Lyme disease product candidates. The economic savings associated with our sepsis products are realized directly by hospitals. In the United States, we have a commercial team that is primarily targeting hospitals with the highest concentration of patients at risk for sepsis-related infections. Internationally, we have primarily partnered with distributors that target large hospitals in their respective international markets.

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

We have never been profitable and have incurred net losses in each year since inception. Our accumulated deficit at June 30, 2020 was $401.8 million, we had a stockholders’ deficit of $4.4 million and we have experienced cash outflows from operating activities over the past years. Substantially all of our net losses resulted from costs incurred in connection with our research and development programs and from selling, general and administrative costs associated with our operations. We have incurred significant commercialization expenses related to product sales, marketing, manufacturing and distribution of our FDA-cleared products, T2Dx, T2Candida and T2Bacteria. In addition, we will continue to incur significant costs and expenses as we continue to develop other product candidates, improve existing products and maintain, expand and protect our intellectual property portfolio. We may seek to fund our operations through public equity or private equity or debt financings, as well as other sources. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements if and when needed would have a negative impact on our business, results of operations and financial condition and our ability to develop, commercialize and drive adoption of the T2Dx Instrument, T2Candida, T2Bacteria, T2Resistance, and future T2MR-based diagnostics.

We are subject to a number of risks similar to other newly commercial life science companies, including, but not limited to commercially launching our products, development and market acceptance of our product candidates, development by our competitors of new technological innovations, protection of proprietary technology, and raising additional capital.

The COVID-19 pandemic has impacted and may continue to impact our operations. We have established protocols for continued manufacturing, distribution and servicing of our products with safe social distancing and personal protective equipment measures and for remote work for employees not essential to on-site operations. To date these measures have been successful but may not continue to function should the pandemic continue to escalate and further impact our personnel. Our hospital customers have restricted our sales team’s access to their facilities and as a result, we significantly reduced our sales and general and administrative staffing levels to reduce expenses. Our customers may reduce their purchases of our products. Our customer’s may cease to comply with the terms of our sales agreements and this may impact our ability to recognize revenue and hinder receivables collections. We have a significant development contract with a United States Government agency and should the agency reduce, cancel or not grant additional milestone projects our ability to continue our future product development may be impacted. Our shipping carrier’s ability to deliver our products to customers may be disrupted. We have reviewed our suppliers and quantities of key materials and believe we have sufficient stocks and alternate sources of critical materials should our supply chains become disrupted. We believe the pandemic’s impact on our sales has impacted the recoverability of the value of our T2-owned instruments and components. The COVID-19 pandemic also caused us to reassess our build plan and evaluate our inventories accordingly, which resulted in an additional charge to cost of product revenue.

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

We believe that our existing cash and cash equivalents and marketable securities at June 30, 2020, along with $33.4 million of additional funding available through the Company’s Equity Distribution Agreement (the “Sales Agreement”) with Canaccord Genuity LLC, as agent (“Canaccord”) (Note 7) which was raised in July 2020, will be sufficient to allow us to fund our current operating plan, at least a year from issuance of these financial statements. Certain elements of our operating plan are outside of our control, those elements cannot be considered probable; under ASC 205-40, the future receipt of potential funding from our Co-Development partners and other resources cannot be considered probable at this time because none of the plans are entirely within our control. During the six months ended June 30, 2020, we implemented a cost improvement strategy which is focused on reducing operating expenses and improving our cost of goods sold. We reduced our total employee headcount by 22% as compared to headcount at December 31, 2019, resulting in severance of $0.4 million, all of which was paid by June 30, 2020. The Term Loan Agreement with CRG Servicing LLC (“CRG”) (Note 6) has certain covenants which require that we achieve certain annual revenue targets, whereby we are required to pay double the amount of any shortfall as an acceleration of principal payments, and maintain a minimum cash balance of $5.0 million. As of the date of these financial statements, it is probable that we will not achieve the revenue target of $15.0 million for the twenty-four month period ended December 31, 2020, and there are no assurances that we will achieve the revenue target of $43.0 million for the twenty-four month period ended December 31, 2021. Should we fail to meet the revenue target, we would seek a waiver of this provision. There can be no assurances that we would be successful in obtaining a waiver. If we are unsuccessful in obtaining a waiver, we would pay the cure amount set forth under the Term Loan Agreement. While we believe we can continue as a going concern for at least a year from issuance of these financial statements, there can be no assurances that we will continue to be in compliance with the cash covenant in future periods without additional funding.

On April 7, 2020, we received a letter from The Nasdaq Stock Market LLC (“Nasdaq”) indicating that, for the last thirty consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued listing on the Nasdaq Global Market under Nasdaq Listing Rule 5450(a)(1). On June 16, 2020, we received a letter from the Nasdaq stating that we had regained compliance.

COVID-19

On March 24, 2020, the Company announced that it had licensed certain technology for the development of a rapid test for COVID-19 from the Center for Discovery and Innovation (CDI) at Hackensack Meridian Health. Under this license agreement, T2 Biosystems is authorized to use the CDI technology and adapt the CDI-developed COVID-19 test to the T2 Biosystems platform, and market and distribute the test in places of need amid the expanding pandemic. On June 30, 2020, the Company announced the US launch of its COVID-19 molecular diagnostic test, the T2SARS-CoV-2 Panel, after validation of the test meeting the FDA’s requirements for an Emergency Use Authorization (EUA). On July 1, 2020, the Company submitted an EUA request to the FDA for the T2SARS-CoV-2 Panel.  The T2SARS-CoV-2 Panel is designed to detect SARS-CoV-2, the virus that is responsible for COVID-

19 infections. The T2SARS-CoV-2 Panel provides sample-to-answer results in less than two hours, utilizing a nasopharyngeal swab sample. Clinical testing on known positive and negative patient samples showed a sensitivity of 95% and specificity of 100%. The T2SARS-CoV-2 Panel runs on the Company’s FDA-cleared T2Dx Instrument, and is capable of performing seven tests simultaneously.

Clinical data from Wuhan, China showed that for COVID-19 patients, bacterial and fungal co-infections are a significant burden with 71% of patients treated for potential bacterial infections and 15% treated for potential fungal infections. Given the high incidence of bacterial and fungal co-infections, we believe the T2 Biosystems technology has the potential to address the diagnostic needs of COVID-19 patients by helping identify these secondary infections associated with coronavirus and detecting the virus directly. Taken together, these capabilities have the potential to enable clinicians to diagnose and target therapy for patients with secondary bacterial or fungal infections associated with primary COVID-19 infections.

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

We expect cost of product revenue to decrease as a result of a cost of product revenue improvement plan that we initiated during the six months ended June 30, 2020.

At the beginning of the COVID-19 pandemic, we believed that the pandemic would reduce product sales and impair our ability to recover the cost of our T2-owned instruments and components. We assessed the impact on the related cash flows of the instruments and reduced their carrying values by $0.6 million during the six months ended June 30, 2020, which was recorded as cost of product revenue impairment expense. The COVID-19 pandemic also caused us to reassess our build plan and evaluate our inventories accordingly, which resulted in an additional $0.6 million charge to cost of product revenue in the six months ended June 30, 2020.

Research and development expenses

Our research and development expenses consist primarily of costs, incurred for the development of our technology and product candidates, technology improvements and enhancements, clinical trials to evaluate the clinical utility of our product candidates, and laboratory development and expansion, and include salaries and benefits, including stock-based compensation, research-related facility and overhead costs, laboratory supplies, equipment and contract services. Research and development expenses also include costs of delivering products or services associated with research and contribution revenue. We expense all research and development costs as incurred.

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

Results of Operations for the Three Months Ended June 30, 2020 and 2019

	Three Months Ended June 30,
	2020	2019	Change
	(in thousands)
Revenue:
Product revenue	$1,041	$1,274	$(233)
Research revenue	11	71	(60)
Contribution revenue	1,500	459	1,041
Total revenue	2,552	1,804	748
Costs and expenses:
Cost of product revenue	2,300	4,820	(2,520)
Research and development	3,980	4,048	(68)
Selling, general and administrative	5,111	6,722	(1,611)
Total costs and expenses	11,391	15,590	(4,199)
Loss from operations	(8,839)	(13,786)	4,947
Interest expense, net	(1,843)	(2,000)	157
Other income, net	(3)	139	(142)
Net loss	$(10,685)	$(15,647)	$4,962

Product revenue

Product revenue was $1.1 million for the three months ended June 30, 2020 compared to $1.3 million for the three months ended June 30, 2019, a decrease of $0.2 million, which was primarily driven by lower T2Dx instrument sales as a result of the COVID-19 pandemic.

Research revenue

Research revenue was $11 thousand pertaining to an immaterial agreement for the three months ended June 30, 2020, compared to $0.1 million for the three months ended June 30, 2019, a decrease of $0.1 million. Research revenue for the three months ended June 30, 2019 relates to our Co-Development Agreement with Canon US Life Sciences, which completed in 2019.

Contribution revenue

Contribution revenue was $1.5 million for the three months ended June 30, 2020, compared to $0.5 million for the three months ended June 30, 2019, an increase of $1.0 million. Contribution revenue for the three months ended June 30, 2020 relates to our U.S. Government Contract, which began in September 2019. Contribution revenue for the three months ended June 30, 2019 relates to our cost-sharing agreement with CARB-X, which completed in 2019.

Cost of product revenue

Cost of product revenue was $2.3 million for the three months ended June 30, 2020, compared to $4.8 million for the three months ended June 30, 2019, a decrease of $2.5 million. The decrease in cost was driven by $0.9 million of lower service costs primarily due to the impact of the COVID-19 pandemic and lower repair costs and $0.6 million from lower instrument sales primarily due to the impact of the COVID-19 pandemic, $0.6 million of increased manufacturing efficiencies, $0.2 million of lower T2-owned instrument depreciation as a result of a lower carrying value of T2-owned instruments subsequent to the impairment charge in the first quarter of 2020, $0.1 million of reduced Bacteria costs from lower sales and $0.1 million of lower freight costs.

Research and development expenses

Research and development expenses were $4.0 million for the three months ended June 30, 2020, compared to $4.1 million for the three months ended June 30, 2019, a decrease of $0.1 million. The decrease was driven by $0.4 million of lower payroll related and travel expenses from a reduction in headcount, $0.2 million lower of materials cost and $0.1 million of lower clinical related expenses. These decreases were partially offset by increased lab and facility expenses of $0.6 million primarily for our US Government Contract and our T2SARS-CoV-2 Panel.

Selling, general and administrative expenses

Selling, general and administrative expenses were $5.1 million for the three months ended June 30, 2020, compared to $6.7 million for the three months ended June 30, 2019, a decrease of $1.6 million. The decrease was driven by a decrease in payroll related expenses of $1.6 million and travel expenses of $0.3 million, all of which are attributable to a reduction in headcount. Tradeshow and other marketing expenses decreased by $0.6 million, primarily due to the impact of the COVID-19 pandemic. Stock compensation expenses decreased by $0.1 million, primarily due to the market-based restricted stock units. These decreases are partially offset by a $0.5 million impairment charge from a vacated operating lease, an increase of $0.3 million in D&O insurance premiums and an increase of $0.2 million in fees for a Board members search.

Interest expense, net

Interest expense, net, was $1.8 million for the three months ended June 30, 2020, compared to $2.0 million for the three months ended June 30, 2019. Interest expense, net, decreased by $0.2 million primarily due to the change in fair value of the derivative associated with the CRG Term Loan Agreement.

Other income, net

Other income, net, was immaterial for the three months ended June 30, 2020 compared to $0.1 million for the three months ended June 30, 2019, a decrease of $0.1 million, primarily from decreased dividend and other investment income.

Results of Operations for the Six Months Ended June 30, 2020 and 2019

	Six Months Ended June 30,
	2020	2019	Change
	(in thousands)
Revenue:
Product revenue	$2,086	$2,588	$(502)
Research revenue	11	213	(202)
Contribution revenue	3,000	788	2,212
Total revenue	5,097	3,589	1,508
Costs and expenses:
Cost of product revenue	6,971	9,208	(2,237)
Research and development	8,918	7,949	969
Selling, general and administrative	11,608	13,776	(2,168)
Total costs and expenses	27,497	30,933	(3,436)
Loss from operations	(22,400)	(27,344)	4,944
Interest expense, net	(3,260)	(3,782)	522
Other income, net	26	332	(306)
Net loss	$(25,634)	$(30,794)	$5,160

Product revenue

Product revenue was $2.1 million for the six months ended June 30, 2020 compared to $2.6 million for the six months ended June 30, 2019, a decrease of $0.5 million. The decrease was driven primarily by lower T2Dx instrument sales of $0.6 million primarily as a result of the impact of the COVID-19 pandemic, partially offset by higher consumables and other revenue of $0.1 million.

Research revenue

Research revenue was $11 thousand pertaining to an immaterial agreement for the six months ended June 30, 2020, compared to $0.2 million for the six months ended June 30, 2019, a decrease of $0.2 million.  Research revenue for the six months ended June 30, 2019 primarily relates to our Co-Development Agreement with Canon US Life Sciences, which completed in 2019.

Contribution revenue

Contribution revenue of $3.0 million, for the six months ended June 30, 2020, relates to our U.S. Government Contract, which began in September 2019.  Contribution revenue of $0.8 million for the six months ended June 30, 2019 relates to our cost-sharing agreement with CARB-X, which completed in 2019.

Cost of product revenue

Cost of product revenue was $7.0 million for the six months ended June 30, 2020, compared to $9.2 million for the six months ended June 30, 2019, a decrease of $2.2 million. The decrease in cost was driven by $1.4 million of lower instrument sales, $1.1 million of lower service costs primarily as a result of the impact of the COVID-19 pandemic and lower repair costs, $0.3 million of lower depreciation of our T2-owned instruments and components as a result of lower carrying value subsequent to the impairment charge in the first quarter of 2020, and $0.1 million of lower freight costs. These decreases were partially offset by a $0.6 million COVID-19 related impairment charge of our T2-owned instruments and components, and a $0.1 million increase in Bacteria costs from increased sales.

Research and development expenses

Research and development expenses were $8.9 million for the six months ended June 30, 2020, compared to $7.9 million for the six months ended June 30, 2019, an increase of $1.0 million. The increase was driven by a $0.6 million increase in consulting expenses primarily related to our US Government Contract, an increase of $0.5 million in lab and facility expenses primarily for our US Government Contract and our T2SARS-CoV-2 Panel and higher materials costs of $0.2 million. These increases were partially offset by a $0.3 million decrease in payroll related and travel expenses due to a reduction in headcount.

Selling, general and administrative expenses

Selling, general and administrative expenses were $11.6 million for the six months ended June 30, 2020, compared to $13.8 million for the six months ended June 30, 2019, a decrease of $2.2 million. The decrease was driven by a decrease in payroll related expenses of $2.1 million and travel expenses of $0.4 million, all of which are attributable to a reduction in headcount. Stock compensation expense decreased by $0.9 million due to the market based restricted stock units and a reduction in headcount. Tradeshow and other marketing expenses decreased by $0.8 million, primarily due to the impact of the COVID-19 pandemic. These decreases are partially offset by an increase of $0.7 million in consulting fees primarily related to temporary help related to final cyber-recovery efforts, compliance with Section 404 of the Sarbanes-Oxley Act and a Board members search, an increase of $0.5 million in D&O insurance premiums, a $0.5 million impairment charge from a vacated operating lease, and an increase of $0.3 million in legal expenses related to financings and the CEO transition.

Interest expense, net

Interest expense, net, was $3.3 million for the six months ended June 30, 2020, compared to $3.8 million for the six months ended June 30, 2019, a decrease of $0.5 million, primarily due to the change in fair value of the derivative associated with the CRG Term Loan Agreement.

Other income, net

Other income, net, was $26 thousand for the six months ended June 30, 2020 and $0.3 million for the six months ended June 30, 2019, a decrease of $0.3 million, primarily from decreased dividend and other investment income.

Liquidity and Capital Resources

We have incurred losses and cumulative negative cash flows from operations since our inception, and as of June 30, 2020 and December 31, 2019 we had an accumulated deficit of $401.8 million and $376.2 million respectively. Having obtained clearance from the FDA and a CE mark in Europe to market the T2Dx, T2Candida, and T2Bacteria, we have incurred significant commercialization expenses related to product sales, marketing, manufacturing and distribution. We may seek to continue to fund our operations through public equity or private equity or debt financings, as well as other sources. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements if and when needed would have a negative impact on our business, results of operations and financial condition and our ability to develop and commercialize T2Dx, T2Candida, T2Bacteria, and other product candidates.

The COVID-19 pandemic has impacted and may continue to impact our operations. We have established protocols for continued manufacturing, distribution and servicing of our products with safe social distancing and personal protective equipment measures and for remote work for employees not essential to on-site operations. To date these measures have been successful but may not continue to function should the pandemic escalate and impact our personnel. Our hospital customers have restricted our sales team’s access to their facilities and as a result, we significantly reduced our sales and general and administrative staffing levels to reduce expenses. Our customers may reduce their purchases of our products. Our customers may cease to comply with the terms of our sales agreements and this may impact our ability to recognize revenue and hinder receivables collections. We have a significant development contract with a United States Government agency and should the agency reduce, cancel or not grant additional milestone projects our ability to continue our future product development may be impacted. Our shipping carriers’ ability to deliver our products to customers may be disrupted. We have reviewed our suppliers and quantities of key materials and believe we have sufficient stocks and alternate sources of critical materials including personal protective equipment should our supply chains become disrupted. As further described in Note 5, we believe the pandemic’s impact on our sales has impacted the recoverability of the value of our T2-owned instruments and components. The COVID-19 pandemic also caused us to reassess our build plan and evaluate our inventories accordingly, which resulted in an additional charge to cost of product revenue.

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

Equity Distribution Agreement

On July 30, 2019, we entered into an Equity Distribution Agreement (the “Sales Agreement”) with Canaccord Genuity LLC, as agent (“Canaccord”), pursuant to which we may offer and sell shares of common stock in an “at the market offering” as defined in Rule 415(a)(4) of the Securities Act, for aggregate gross sale proceeds of up to $30.0 million from time to time through Canaccord.  On March 9, 2020, we entered into an amendment to the Sales Agreement to increase the aggregate gross sales amount from $30.0 million to $65.0 million. On April 8, 2020, we entered into an amendment to the Sales Agreement to increase the aggregate gross sales amount from $65.0 million to $95.0 million. As of June 30, 2020, the Company had sold 82,118,644 shares of common stock with an aggregate gross sales amount of approximately $61.6 million, leaving approximately $33.4 million remaining under the Equity Distribution Agreement. In July 2020, the Company sold 19,488,023 shares of common stock for the amount remaining under the Sales Agreement, resulting in net proceeds of $32.4 million.

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

Plan of operations and future funding requirements

As of June 30, 2020 and December 31, 2019 we had unrestricted cash and cash equivalents of approximately $26.5 million and $11.0 million respectively. Currently, a portion of our cash and cash equivalents, along with our marketable securities of $9.2 million, are held in certificates of deposit and U.S. treasury securities. Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, costs related to our products, clinical trials, laboratory and related supplies, supplies and materials used in manufacturing, legal and other regulatory expenses and general overhead costs.

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

The COVID-19 pandemic has impacted and may continue to impact our operations. We have established protocols for continued manufacturing, distribution and servicing of our products with safe social distancing and personal protective equipment measures and for remote work for employees not essential to on-site operations. To date these measures have been successful but may not continue to function should the pandemic escalate and impact our personnel. Our hospital customers have restricted our sales team’s access to their facilities and as a result, we significantly reduced our sales and general and administrative staffing levels to reduce expenses. Our customers may reduce their purchases of our products. Our customers may cease to comply with the terms of our sales agreements and this may impact our ability to recognize revenue and hinder receivables collections. We have a significant development contract with a United States Government agency and should the agency reduce, cancel or not grant additional milestone projects our ability to continue our future product development may be impacted. Our shipping carriers’ ability to deliver our products to customers may be disrupted. We have reviewed our suppliers and quantities of key materials and believe we have sufficient stocks and alternate sources of critical materials including personal protective equipment should our supply chains become disrupted. As further described in Note 5, we believe the pandemic’s impact on our sales has impacted the recoverability of the value of our T2-owned instruments and components. The COVID-19 pandemic also caused us to reassess our build plan and evaluate our inventories accordingly, which resulted in an additional charge to cost of product revenue.

Going Concern

At June 30, 2020, we had an accumulated deficit of $401.8 million, and a stockholders’ deficit of $4.4 million. We have experienced cash outflows from operating activities over the past years and are required to maintain a minimum cash balance under our Term Loan Agreement with CRG Servicing LLC (“CRG”) (Note 6). There can be no assurance that any financing by us can be realized, or if realized, what the terms of any such financing may be, or that any amount that we are able to raise will be adequate.

Management believes that the existing cash and cash equivalents and marketable securities at June 30, 2020, along with the $33.4 million of additional funding available through our Equity Distribution Agreement (the “Sales Agreement”) with Canaccord Genuity LLC, as agent (“Canaccord”) (Note 7) which was raised in July 2020, will be sufficient to allow us to fund our current operating plan, at least a year from issuance of these financial statements. Certain elements of our operating plan are outside of our control, those elements cannot be considered probable; under ASC 205-40, the future receipt of potential funding from our Co-Development partners and other resources cannot be considered probable at this time because none of the plans are entirely within our control. During the six months ended June 30, 2020, management implemented a cost improvement strategy which is focused on reducing operating expenses and improving our cost of goods sold. We reduced our total employee headcount by 22% as compared to headcount at December 31, 2019, resulting in severance of $0.4 million, all of which was paid by June 30 2020. The Term Loan Agreement with CRG has certain covenants which require us to achieve certain annual revenue targets, whereby we are required to pay double the amount of any shortfall as an acceleration of principal payments, and maintain a minimum liquidity amount of $5.0 million (Note 6). As of the date of these financial statements, it is probable that we will not achieve the revenue target of $15.0 million for the twenty-four month period ended December 31, 2020, and there are no assurances that we will achieve the revenue target of $43.0 million for the twenty-four month period ended December 31, 2021. Should we fail to meet the revenue target, we would seek a waiver of this provision. There can be no assurances that we would be successful in obtaining a waiver. If we are unsuccessful in obtaining a waiver, we would pay the cure amount set forth under the Term Loan Agreement. While we believe that we can continue as a going concern for at least a year from issuance of these financial statements, there can be no assurances that we will continue to be in compliance with the cash covenant in future periods without additional funding.

On April 7, 2020, we received a letter from The Nasdaq Stock Market LLC (“Nasdaq”) indicating that, for the last thirty consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued listing on the Nasdaq Global Market under Nasdaq Listing Rule 5450(a)(1). On June 16, 2020, we received a letter from the Nasdaq stating that we had regained compliance.

Cash flows

The following is a summary of cash flows for each of the periods set forth below:

	Six Months Ended June 30,
	2020	2019
	(in thousands)
Net cash provided by (used in):
Operating activities	$(28,231)	$(21,707)
Investing activities	(9,370)	(444)
Financing activities	53,097	(232)
Net increase (decrease) in cash, cash equivalents and restricted cash	$15,496	$(22,383)

Net cash used in operating activities

Net cash used in operating activities was approximately $28.2 million for the six months ended June 30, 2020, and consisted of a net loss of $25.6 million adjusted for non-cash items including stock-based compensation expense of $2.2 million, non-cash interest expense of $1.5 million, depreciation and amortization expense of $0.9 million, non-cash lease expense of $0.8 million, COVID-19 related impairment charge of $0.6 million of our T2-owned instruments and components, an impairment of one of our operating lease assets of $0.5 million, and a net change in operating assets and liabilities of $9.1 million, primarily related to a decrease in accounts payable of $2.0 million due to timing of payments, a decrease in accrued expenses of $2.8 million primarily from bonus and commission payments as well as payments related to the Second Amendment to the Employment Agreement with John McDonough, a decrease in operating lease liabilities of $1.0 million, an increase in prepaid expenses and other assets of $4.7 million primarily related to a receivable from the Sales Agreement and order deposits with our contract manufacturer, and a decrease in deferred revenue of $0.1 million, partially offset by a decrease in accounts receivable of $1.5 million from timing of collections from our U.S. Government Contract and lower instrument sales.

Net cash used in operating activities was approximately $21.7 million for the six months ended June 30, 2019, and consisted of a net loss of $30.8 million adjusted for non-cash items including stock-based compensation expense of $3.3 million, depreciation and amortization expense of $1.2 million, non-cash interest expense of $1.1 million, amortization of operating lease right-of-use assets of $0.7 million, a change in the fair value of the derivative instrument of $0.4 million, and a net change in operating assets and liabilities of $2.4 million, primarily related to an increase in accounts payable of $2.0 million due to timing of payments, an increase in accrued expenses of $1.2 million due to timing of interest payments, a decrease in accounts receivable of $0.6 million due to lower instrument sales and a decrease in prepaid expenses and other assets of $0.6 million primarily related to tradeshows and insurance, partially offset by a decrease in operating lease liabilities of $1.1 million, and a $0.9 million increase in instrument inventories to meet anticipated demand.

Net cash used in investing activities

Net cash used in investing activities was approximately $9.4 million for the six months ended June 30, 2020, and primarily consisted of purchases of marketable securities of $9.3 million and equipment purchases of $0.1 million.

Net cash used in investing activities was approximately $0.4 million for the six months ended June 30, 2019, and consisted of costs to acquire property and equipment.

Net cash used in / provided by financing activities

Net cash provided by financing activities was approximately $53.1 million for the six months ended June 30, 2020, and consisted of primarily of proceeds from sales of our common stock under the Sales Agreement, net of issuance costs, of $52.9 million and proceeds from issuance of shares under our 2014 Employee Stock Purchase Plan and stock option exercises of $0.2 million.

Net cash used in financing activities was approximately $0.2 million for the six months ended June 30, 2019, and consisted of repayments of finance leases of $0.5 million, partially offset by proceeds from issuance of common stock of $0.3 million.

Borrowing Arrangements

Term Loan Agreement

In December 2016, we entered into a Term Loan Agreement (the “Term Loan Agreement”) with CRG. We borrowed $40.0 million pursuant to the Term Loan Agreement, which has a six-year term with three years (through December 30, 2019) of interest-only payments, which period was extended to four years (through December 30, 2020) upon achieving the Approval Milestone, after which quarterly principal and interest payments would be due through the December 30, 2022 maturity date. Interest on the amounts borrowed under the Term Loan Agreement accrues at an annual fixed rate of (a) prior to the Approval Milestone, 12.50%, 4.0% of which may be deferred during the interest-only period by adding such amount to the aggregate principal loan amount and (b) following the Approval Milestone, 11.50%, 3.5% of which may be deferred during the interest-only period by adding such amount to the aggregate principal loan amount. In addition, if we achieve certain financial performance metrics, the loan will convert to interest-only until the December 30, 2022 maturity, at which time all unpaid principal and accrued unpaid interest will be due and payable. We are required to pay CRG a financing fee based on the loan principal amount drawn. We are also required to pay a final payment fee of 8%, subsequently amended to 10%, of the principal outstanding upon repayment. We are accruing the final payment fee as interest expense and it is included as a non-current liability at June 30, 2020 and a current liability at December 31, 2019 on the balance sheet.

The Term Loan Agreement with CRG is classified as a current liability on the balance sheet at December 31, 2019 based on our consideration of the probability of violating the 2020 revenue covenant primarily due to the COVID-19 pandemic’s likely impact on our product sales, which in turn would trigger violation of the minimum liquidity covenant included in the Term Loan Agreement.  The Term Loan Agreement with CRG is classified as a non-current liability at June 30, 2020 as we have sufficient cash, cash equivalents and marketable securities as of the date of this filing due to subsequent financing (Note 7) that the minimum liquidity covenant would not be triggered even upon default of the revenue covenant at December 31, 2020 as a result of having sufficient funds to pay the cure. We have assessed the classification of the note payable as non-current based on facts and circumstances as of the date of this filing, specifically as it relates to achieving the minimum liquidity and revenue covenants. As of the date of this filing, we believe that should we be unable to meet such covenants as of December 31, 2020, it is probable that we would be able to pay the cure of default. Management continues to reassess at each balance sheet and filing date based on facts and circumstances and can provide no assurances regarding the probability of meeting its aforementioned covenants in future periods.

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

The fair value of the derivative at June 30, 2020 and December 31, 2019 is $2.4 million. We classified the derivative liability as a non-current liability on the balance sheet at June 30, 2020 and a current liability at December 31, 2019 to match the classification of the related Term Loan Agreement. While our fair value assessment as of June 30, 2020 assessed the likelihood of paying contingent interest as probable within the next twelve months, based on recent financing events subsequent to June 30, 2020 and as of the date of this filing, we continue to assess and believe the probability is remote that the contingent interest will commence within the next twelve months which, accordingly, provided for the non-current classification of the derivative liability. Management continues to reassess at each balance sheet and filing date based on facts and circumstances and can provide no assurances regarding the probability of payment of the contingent interest in future periods.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk related to changes in interest rates. As of June 30, 2020 and December 31, 2019, we had cash and cash equivalents of $26.5 million and $11.0 million, respectively. At June 30, 2020, a portion of our cash and cash equivalents, along with our marketable securities, is held in certificates of deposit and U.S. treasury securities. At December 31, 2019, a portion of our funds was held in money market funds consisting of U.S. government agency securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term securities. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate one percent change in interest rates would not have a material effect on the fair market value of our portfolio. As of June 30, 2020 and December 31, 2019, we had no outstanding debt exposed to variable market interest rates. Our ability to invest our cash and cash equivalents may be impacted by market fluctuations caused by the COVID-19 pandemic.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

          Management of the Company, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of June 30, 2020. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.

         Based on the evaluation of our disclosure controls and procedures as of June 30, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company’s disclosure controls and procedures were not effective due to the material weakness in our internal control over the quality, frequency and periodic testing of the backup of the Company’s IT data that was included in Form 10-Q for the quarterly period ended September 30, 2019 and continued to exist at December 31, 2019.

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

The Company took actions to remediate the deficiencies in its internal controls over financial reporting and implemented additional processes and controls designed to address the underlying causes associated with the above-mentioned material weakness. We upgraded our tape backup system during the third quarter of 2019 and backups to tapes now occur monthly. We implemented redundant cloud-based backup processes during April 2020. Beginning in the second quarter of 2020, cloud-based backups are performed daily to minimize data loss. In the second quarter, we implemented a semi-annual data recovery process to a secure environment to ensure data integrity. Management will monitor the progress of the remediation plan and report regularly to the audit committee on the progress and results of the remediation plan, including the identification, status and resolution of internal control deficiencies. The Company believes these actions will be effective in remediating the material weakness described above. As the Company continues to evaluate and work to improve its internal control over financial reporting, management may determine to take additional measures to address the material weakness or determine to modify the remediation plan described above. Until the remediation steps set forth above are fully implemented and operating for a sufficient period of time, the material weakness described above will continue to exist.

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

The COVID-19 pandemic has had, and may continue to have, an adverse impact on our business, including our marketing and research activities, and results of operations.

In December 2019, a novel strain of coronavirus, COVID-19, was reported to have surfaced in Wuhan, China and on March 11, 2020 was declared by the World Health Organization as a global pandemic. The global outbreak of COVID-19 continues to rapidly evolve and has had adverse effects on general commercial activity and the global economy, including research, manufacturing and distributions. The COVID-19 pandemic could lead to a long-term, global economic downturn and, at this point in time, there is significant uncertainty relating to its effect on our business, operating and research activities, including but not limited to:

•	delays, difficulties or postponement in expanding the range of hospitals utilizing our T2Dx Instrument, T2Candida, T2Bacteria and T2SARS-CoV-2 Panels;
•	diversion of healthcare resources away from our T2SARS-CoV-2 Panel and our other products for COVID-19 testing;
•	interruption of marketing and research activities due to limitations on travel and stay-at-home orders related to COVID-19;
•

limitations in employee resources that would otherwise be focused on the conduct of our research activities, including because of sickness of employees or their families or the desire of employees to avoid contact with large groups of people;

•	interruption or delays in the operations of the FDA, which my impact approval timelines;
•	impacts from prolonged remote work arrangements, such as increased cybersecurity risks and strains on our business continuity plans;
•	inability to obtain additional financing or access the financial markets; and
•

manufacturing challenges, such as scarcity of the components required to produce our products or contamination of our manufacturing facility, could harm our ability to manufacture and assemble our current and proposed products in sufficient quantities and on a timely basis so as to meet consumer demand.

As a result of COVID-19, we have experienced and may continue to experience a reduction in product sales and an impaired ability to recover the cost of instruments and components. We have significant development contract with a United States Government agency and should the agency reduce, cancel or not grant additional milestone projects, our ability to continue its future product development may be impacted. The COVID-19 pandemic also causes us to reassess our build plan and evaluate inventories accordingly, which resulted in an additional charge to cost of product revenue. In June 2020, the Company vacated its office space and determined that subleasing it to a tenant was unlikely due to the impact of the COVID-19 pandemic on the local commercial real estate sub-lease market. As a result, the Company recorded an impairment charge.

In addition, the trading prices for our and other biotechnology companies’ stock have been highly volatile as a result of the COVID-19 pandemic. As a result, we may face difficulties raising capital through sales of our common stock and any such sales may be on unfavorable terms. The extent to which COVID-19 may continue to impact our business, research and development programs and operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the outbreak, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and manage the disease. In addition, if we or any of the third parties with whom we engage were to experience shutdowns or other business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively impacted, which could have a material adverse effect on our business and our financial results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On August 10, 2020, Thomas J. Lowery, Ph.D, our Chief Scientific Officer resigned effective August 21, 2020.

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

10.1

Amendment of Solicitation/Modification of Contract, dated as of July 6, 2020 by and between the Company and Biomedical Advanced Research and Development Authority of the U.S. Department of Health and Human Services

10.2	Non-Employee Director Compensation Program, effective as of June 14, 2020

10.3

Amendment No. 2 to the Equity Distribution Agreement dated as of April 8, 2020 by and between T2 Biosystems, Inc. and Canaccord Genuity LLC (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (001-36571) filed on April 8, 2020

10.4	2014 Employee Stock Purchase Plan, as amended and restated effective August 6, 2020

31.1*	Certification of principal executive officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of principal financial officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

T2 BIOSYSTEMS, INC.

Date: August 12, 2020	By:	/s/ JOHN SPERZEL
John Sperzel
President, Chief Executive Officer and Director
(principal executive officer)

Date: August 12, 2020	By:	/s/ JOHN M. SPRAGUE
John M. Sprague
Chief Financial Officer
(principal financial and accounting officer)