Form 10-K
period 2020-12-31
T2 Biosystems, Inc.
filed 2021-03-31
CIK 1492674

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☒

As of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $147.9 million based on the closing price for the common stock of $1.27 on that date. Shares of common stock held by each executive officer, director, and their affiliated stockholders have been excluded from this calculation as such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the registrant’s common stock on March 26, 2021 was 148,491,673.

DOCUMENTS INCORPORATED BY REFERENCE

None.

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

Summary of Principal Risk Factors

We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control. In evaluating our company, you should consider carefully the summary risks and uncertainties described below together with the other information included in this Annual Report on Form 10-K, including our consolidated financial statements and related notes included in Part II, Item 8, "Financial Statements and Supplementary Data" in this Annual Report on Form 10-K. The occurrence of any of the following risks may materially and adversely affect our business, financial condition, results of operations and future prospects.

•	our ability to continue as a going concern;
•	our status as an early commercial-stage company;
•	our expectation to incur losses in the future;
•	the market acceptance of our T2MR technology;
•	our ability to timely and successfully develop and commercialize our existing products and future product candidates;
•	the length and variability of our anticipated sales and adoption cycle;
•	our relatively limited sales history;
•	our ability to gain the support of leading hospitals and key thought leaders and publish the results of our clinical trials in peer-reviewed journals;
•	our ability to successfully manage our growth;
•	our future capital needs and our ability to raise additional funds;
•	the performance of our diagnostics;
•	our ability to compete in the highly competitive diagnostics market;
•	our ability to obtain marketing clearance from the FDA or regulatory clearance for new product candidates in the United States or any other jurisdiction;
•	impacts of and delays caused by future federal government shutdowns;
•	federal, state, and foreign regulatory requirements, including diagnostic product reimbursements and FDA regulation of our products and product candidates;
•	our ability to protect and enforce our intellectual property rights, including our trade secret-protected proprietary rights in T2MR;
•	our ability to recruit, train and retain key personnel;
•	our dependence on third parties;

•	manufacturing and other product risks;
•	the impact of the adoption of new accounting standards;
•	the impact of cybersecurity risks, including ransomware, phishing, and data breaches on our information technology systems;
•	the impact of short sellers and day traders on our share price;
•	the impact of cost-cutting measures;
•	unforeseen interruptions in our supply chain;
•	our ability to maintain compliance with Nasdaq listing requirements;
•	the Tax Cuts and Jobs Act of 2017 (Tax Reform) and the impact of future tax legislation;
•	the impact of the COVID-19 pandemic on our business, results of operations and financial positions; and
•	the continued market demand for SARS-CoV-2 testing and our ability to convert T2SARS-CoV-2 customers to our other test panels.

PART I.

Item 1.	BUSINESS

Overview

We are an in vitro diagnostics company and leader in the rapid detection of sepsis-causing pathogens, and are dedicated to improving patient care and reducing the cost of care by helping clinicians effectively treat patients faster than ever before. We have developed an innovative and proprietary technology platform that offers a rapid, sensitive and simple alternative to existing diagnostic methodologies. We are using our T2MR technology to develop a broad set of applications aimed at lowering mortality rates, improving patient outcomes and reducing the cost of healthcare by helping medical professionals make targeted treatment decisions earlier. T2MR enables rapid detection of pathogens, biomarkers and other abnormalities in a variety of unpurified patient sample types, including whole blood, plasma, serum, saliva, sputum and urine, and can detect cellular targets at limits of detection as low as one colony forming unit per milliliter, or CFU/mL. Our products include the T2Dx Instrument, T2Candida Panel, the T2Bacteria Panel, the T2Resistance Panel, and the T2SARS-CoV-2 Panel that are all powered by our proprietary T2MR technology. Our development efforts target sepsis, which is an area of significant unmet medical need in which existing therapies could be more effective with improved diagnostics.

On September 22, 2014, we received market clearance from the FDA for our first two products, the T2Dx® Instrument, or the T2Dx and the T2Candida® Panel, or T2Candida, which have the ability to rapidly identify the five clinically relevant species of Candida, a fungal pathogen known to cause sepsis, directly from whole blood. On May 24, 2018, we received market clearance from the FDA for the T2Bacteria® Panel, or T2Bacteria, which runs on the T2Dx Instrument and has the ability to rapidly identify five of the most common and deadly sepsis-causing bacteria directly from whole blood. We have also developed and sell a research use only Candida auris assay, the T2Cauris™ Panel, for the rapid identification of Candida auris, a species of Candida that is highly drug resistant. We have developed a T2Resistance™ Panel for the early and sensitive detection of resistance markers, which can assist clinicians in selecting effective antibiotics. The T2Resistance Panel received FDA Breakthrough Device designation in February 2019 and was granted a CE Mark in November 2019. An additional diagnostic application in development is the T2Lyme™ Panel, or T2Lyme, which is focused on the detection of the bacteria that cause Lyme disease. Diagnostic applications for additional bacteria species and resistance markers were developed as part of a collaboration with CARB-X, a public-private partnership with the U.S. Department of Health and Human Services, or HHS, and the Wellcome Trust of London, focused on combatting antibiotic resistant bacteria. On August 2, 2019, the Centers for Medicare & Medicaid Services, or CMS, granted approval for a New Technology Add-on Payment (NTAP) for the T2Bacteria Panel for fiscal year 2020 and in September 2020, CMS extended the approval for 2021. In September 2019, the Biomedical Advanced Research and Development Authority (“BARDA”) awarded us a milestone-based contract, with an initial value of $6 million, and a potential value of up to $69 million, for the development of new direct-from-blood diagnostic panels that will run on the T2Dx. In September 2020, BARDA exercised the first contract option valued at $10.5 million. On June 30, 2020, we announced the U.S. launch of our COVID-19 molecular diagnostic test, the T2SARS-CoV-2 Panel, after validation of the test meeting the FDA’s requirements for an Emergency Use Authorization (EUA). In August 2020, the FDA issued EUA for the T2SARS-CoV-2 Panel. The test is designed to detect the presence of the SARS-CoV-2 virus extracted from a nasopharyngeal swab sample. The existing reimbursement codes support our sepsis products and anticipate the same for our Lyme disease product candidates. In 2020, CMS authorized Medicare fixed reimbursement to Clinical Laboratory Improvement Amendments, or CLIA, certified laboratories for materials and services to perform COVID testing. The T2SARS-CoV-2 Panel is covered under this reimbursement. The economic savings associated with our sepsis products are realized directly by hospitals. In the United States, we have a commercial team that is primarily targeting hospitals with the highest concentration of patients at risk for sepsis-related infections. Internationally, we have primarily partnered with distributors that target large hospitals in their respective international markets.

Sepsis is one of the leading causes of death in the United States, claiming more lives annually than the top three cancers combined: lung, colorectal and breast cancer, and it is the most expensive hospital-treated condition. Most commonly afflicting immunocompromised, critical care, and elderly patients, sepsis is a severe inflammatory response to a bacterial or fungal infection with a mortality rate of approximately 30%. Based on a 2020 study from the Department of Health and Human Services (HHS), it was estimated that the annual cost of sepsis to the US healthcare system was $62 billion. The rate of Medicare beneficiaries hospitalized with sepsis has increased by 40% over from 2012 to 2018, the HHS study found. The CDC estimates that sepsis causes more than 270,000 American deaths per year. Sepsis is typically caused by one or more of five Candida species or over 25 bacterial pathogens, and effective treatment requires the early detection and identification of these specific target pathogens in a patient’s bloodstream. Today, sepsis is typically diagnosed through a series of blood cultures followed by post-blood culture species identification if a blood culture tests positive. These methods have substantial diagnostic limitations that lead to a high rate of false negative test results, a delay of up to several days in administration of targeted treatment, and the incurrence of unnecessary hospital expense. In addition, the Survey of Physicians’ Perspectives and Knowledge About Diagnostic Tests for Bloodstream Infections in 2015 reported that negative blood culture results are only trusted by 36% of those physicians. Without the ability to rapidly identify pathogens, physicians typically start treatment of at-risk patients with broad-spectrum antibiotics and switch therapies every 12 to 24 hours if a patient is not responding. These drugs, which can be costly, are often ineffective and unnecessary and have contributed to the spread of antimicrobial resistance. The speed to getting the patient on the right targeted therapy is critical. According to a study published by Critical Care Medicine in 2006, in sepsis patients with documented hypotension, administration of effective antimicrobial therapy within the first hour of detection was associated with a survival rate of 79.9% and, over the ensuing six hours, each hour of delay in initiation of treatment was associated with an average decrease in survival of 7.6%.

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

Our Strategy

T2MR enables rapid and sensitive direct detection of a range of targets, and we believe it can be used in a variety of diagnostic applications that will improve patient outcomes and reduce healthcare costs. Our objective is to establish T2MR as a standard of care for clinical diagnostics. To achieve this objective, our strategy is to:

•

Sell T2Dx Instruments to Establish a Recurring, Consumables-Based Business. We are pursuing a consumables-based business model for our products by building an installed base of T2Dx Instruments at hospitals and driving utilization of our diagnostic panels, including T2Candida, T2Bacteria, and T2Resistance. We believe this strategy will foster a sustainable and predictable business model with recurring revenue streams.

•

Drive Further Commercial Adoption of Our Sepsis Products. We expect our sepsis products to meaningfully improve patient outcomes while reducing costs to hospitals. We have established a direct sales force in the United States, and have partnered with distributors internationally, to demonstrate our clinical and economic value proposition to hospitals that have the highest populations of at-risk critical care and immunocompromised patients. We believe a sustained focus on these hospitals will drive adoption of the T2Dx Instrument, T2Candida, T2Bacteria, T2Resistance and future T2MR-based diagnostics. As a part of this effort, we will continue to work with thought leaders, conduct clinical and health economic studies and seek publication and presentation of these studies.

•

Convert T2SARS-CoV-2 Customer to Our Core Sepsis Test Products. In 2020, with the commercial launch of our molecular diagnostic test for COVID-19, the T2SARS-CoV-2 Panel, we initiated a targeted market penetration strategy to sell T2Dx Instruments and T2SARS-CoV-2 tests to U.S hospitals. We strategically focused on U.S. hospitals treating critical care patients including both COVID-19 patients and sepsis patients. While most of these instruments sold during 2020 were dedicated to COVID-19 testing, our strategy is to convert these new U.S. hospital accounts to our sepsis test panels.

•

Broaden Our Addressable Markets in Infectious Disease.  Our product development pipeline includes additional diagnostic panels that provide near-term and complementary market expansion opportunities. We will seek to expand our panels through partnerships to share the costs of our development of certain additional products, as well as through funding from other non-dilutive and government sources. We also are utilizing T2MR to address the challenges of providing a rapid and sensitive diagnosis of Lyme disease.

•

Broaden Our Addressable Markets Beyond Infectious Disease.  We may expand our product offerings by applying T2MR to new applications beyond sepsis and Lyme disease. We may conduct internal development and will continue to work with thought leaders, physicians, clinical researchers and business development partners to pursue new applications for T2MR. We believe the benefits of our proprietary technology, including the ability to rapidly and directly detect a broad range of targets, in a wide variety of sample types, may have potential applications within and outside of the in vitro diagnostics market, including environmental, food safety, industrial and veterinary applications.

•

Expand International Distribution Channels. We are currently selling the T2Dx Instrument, T2Candida, T2Bacteria, and T2Resistance internationally through distributors that target large hospitals in their respective markets. We intend to continue to expand in international markets through similar distribution channels.

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

The panels designed to run on the T2Dx are T2Candida, T2Bacteria, T2Resistance, and T2Cauris, which are focused on identifying life-threatening pathogens associated with sepsis and COVID-19. In 2014 we received FDA market clearance for the T2Dx and T2Candida. In May 2018, we received FDA market clearance for T2Bacteria. In November 2019, we received CE Mark for T2Resistance. In August of 2020, we received FDA EUA clearance for the T2SARS-CoV-2 Panel, which runs on the T2Dx.

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

Sepsis is one of the leading causes of death in the United States, claiming more lives annually than the top three cancers combined: lung, colorectal and breast cancer, and it is the most expensive hospital-treated condition. Most commonly afflicting immunocompromised, critical care, and elderly patients, sepsis is a severe inflammatory response to a bacterial or fungal infection with a mortality rate of approximately 30%. Based on a 2020 study from HHS, it was estimated that the annual cost of sepsis to the US healthcare system was $62 billion.  The rate of Medicare beneficiaries hospitalized with sepsis has increased by 40% over from 2012 to 2018, the HHS study found. The CDC estimates that sepsis causes more than 270,000 American deaths per year. The high cost of treating sepsis is primarily driven by the extended hospitalization of patients. We believe there are many effective, targeted therapeutic choices that could reduce overall hospitalization costs if applied earlier, but clinicians need to more rapidly identify the specific sepsis-causing pathogens in order to make more informed, targeted treatment decisions. Today, the diagnostic standard to identify these pathogens is blood culture-based, despite typically requiring one to six or more days to generate species-specific results and despite blood cultures inherent low sensitivity of 50% to 65%.

Sepsis contributes to 1 in 5 deaths globally. Virtually all of these patients are rapidly treated with broad-spectrum antibiotic drugs because there is no diagnostic manner for determining the type of infection. Of these 1.35 million patients with sepsis and at high risk for infection, approximately 40% do not respond to broad-spectrum antibiotic treatment. Of these patients that are non-responsive, approximately 25% of them have a Candida infection, with the remaining patients having a bacterial infection. Broad-spectrum antibiotics do not treat these Candida and bacterial infections; therefore more targeted drugs are required.

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

We believe our products provide a pathway for more rapid and targeted treatment of infections, potentially reducing the mortality rate by as much as 50% if a patient is treated within 12 hours of suspicion of infection and significantly reducing the cost burden of sepsis. Each year, more than 270,000 patients in the United States die from sepsis. According to a study published by Critical Care Medicine in 2006, in sepsis patients with documented hypotension, administration of effective antimicrobial therapy within the first hour of detection was associated with a survival rate of 79.9% and, over the ensuing six hours, each hour of delay in initiation of treatment was associated with an average decrease in survival of 7.6%. According to such study, the survival rate for septic patients who remained untreated for greater than 36 hours was approximately 5%. The toll of sepsis on a patient’s health can be severe: more than one-in-five patients die within two years as a consequence of sepsis. Sepsis is also the most prevalent and costly cause of hospital readmissions.

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

On August 2, 2019, CMS granted approval for an NTAP payment for the T2Bacteria Panel for fiscal year 2020. In its fiscal 2020 inpatient prospective payments system final rule, CMS explained: “the T2Bacteria Test Panel represents a substantial clinical improvement over existing technologies because it reduces the proportion of patients on inappropriate therapy, thus reducing the rate of subsequent diagnostic or therapeutic intervention as well as length of stay and mortality rates caused by sepsis causing bacterial infections.” With this designation, hospitals in the United States treating Medicare inpatients with sepsis will now be eligible for an NTAP, in addition to the standard payment amount. In the final rule, CMS determined a maximum NTAP amount of $97.50 for the T2Bacteria Panel in addition to the diagnosis-related group (MS-DRG)-based reimbursement that hospitals receive under the Medicare Hospital Inpatient Prospective Payment System (IPPS). Hospitals were eligible for the NTAP payment for any in-patient T2Bacteria Panel tests performed on Medicare patients beginning October 1, 2019. The maximum NTAP reimbursement for a qualifying case involving the use of the T2Bacteria Panel is $97.50, (65 percent of the list price of one T2Bacteria Panel test) in addition to the standard hospital payment under the appropriate sepsis MS-DRG codes. According to CMS there are more than 30 million Medicare patients in the United States enrolled in Medicare fee-for-service.

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

Clinical Data Review of T2MR and T2Candida—Future Microbiology

Dr. Michael Pfaller (former T2 Biosystems Chief Medical Officer), Donna Wolk, PhD (Geisinger Health System), and Tom Lowery, PhD (T2 Biosystems’ former Chief Scientific Officer) collaborated to perform a meta-analysis of T2MR and T2Candida data that was published in Future Microbiology in 2015 with the title T2MR and T2Candida: novel technology for the rapid diagnosis of candidemia and invasive candidiasis. The article had the following overall summary statements and conclusions:

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

-

Investigators in Detroit, Michigan evaluated the impact of utilizing T2Candida on anti-fungal de-escalation in patients with malignancy/chemotherapy, transplant, and immunosuppression. T2Candida testing decreased turnaround time for results from 4 days to 6 hours compared with blood culture. For C. albicans/tropicalis, 50% of patients were de-escalated to fluconazole in 4 days.

-

Investigators in Huntsville, Alabama evaluated the utility of T2Candida for managing candidemia at a large community hospital, comparing 89 patients diagnosed using T2Candida to 163 patients diagnosed using blood culture. Candidemia was detected in an average of 9 hours with T2Candida vs 41 hours with blood culture. Antifungal therapy was initiated within 4 hours with T2Candida vs 37 hours with blood culture. The same group evaluated the impact of T2Candida on antifungal stewardship in a 900 bed hospital. The patient population included critical care and febrile neutropenic patients. 628 T2Candida results were evaluated. Antifungal therapy was avoided in 60.4% of negative cases. Additionally, antifungal optimization occurred in 54% of patients on antifungals at the time of test.

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

To the extent that T2Bacteria is performed on an outpatient basis, third-party payors may separately reimburse our customers using existing CPT codes for patients who are not admitted to the hospital. By way of example, Medicare payment for outpatient clinical laboratory services is the lesser of the amount billed, the local fee for a geographic area, or the national limit established by the CMS under the Clinical Laboratory Fee Schedule, or CLFS, on an annual basis. For 2020, the national limit for the series of CPT codes used to bill T2Bacteria is approximately $175. Effective January 1, 2018, CLFS rates are based on weighted median private payor rates as required by the Protecting Access to Medicare Act of 2014. We believe that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our diagnostic products or additional pricing pressures.

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

•	At ECCMID 2020, several investigators submitted data on T2Bacteria, including the following:

o

Paggi et al evaluated the accuracy and clinical impact of T2Bacteria in 61 patients with sepsis. T2Bacteria demonstrated 100% sensitivity and 94.6% specificity compared to blood culture. The percentage of patients in which antibiotic therapy was switched to targeted therapy the same day as sample collection based on results was significantly higher in patients with positive T2Bacteria results (37.5% vs 11.4%, p = 0.0312). Duration of empirical therapy was also shorter in these patients (34.11 h vs 80.48 h).

o

Seitz et al evaluated the clinical impact of T2Bacteria compared to blood culture for the diagnosis of bloodstream infections in 44 patients. T2Bacteria demonstrated 100% sensitivity compared to blood culture. The time from admission to targeted antibiotic therapy was 6.6 with T2Bacteria vs 77.7 with blood culture. Although not statistically significant, length of stay was 2.4 days shorter with T2Bacteria (10.6 days vs 13 days).

o

Douka et al reported on an evaluation of the performance of T2Bacteria in 26 ICU patients. Mean time to culture positivity was 84 hours while mean time to T2Bacteria result was 3.5 hours. The negative predictive value of T2Bacteria was 100%

•

Kalligeros et al published an in-depth analysis of T2Bacteria positive results in patients with concurrent negative blood culture in BMC Infectious Diseases in 2020. This study was a sub-study of a larger, multi-center clinical trial and reviewed data from one site. Medical records of patients with a positive T2Bacteria and concurrent negative blood culture (discordant results) were reviewed. Of 233 participants, 21 patients were found meeting the above criteria. Discordant results were often associated with patients with closed space and localized infections. 16 out of 20 patients had received an antimicrobial agent active against the T2Bacteria-detected pathogen within the 2 preceding days. In the majority of discrepant results, T2Bacteria detected a plausible pathogen supported by clinical and/or microbiologic data.

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

T2Cauris

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

T2Lyme

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

Our product candidate, T2Lyme, will identify the bacteria that cause Lyme disease directly from the patient’s blood, without the need for blood culture which, for the bacteria associated with Lyme disease, can take several weeks. The test panel is expected to be run on the T2Dx, the same instrument currently used to run all commercially available test panels. We anticipate the T2Lyme test panel to benefit from similar advantages provided by T2MR, including high sensitivity, high specificity, ease of use and rapid time to result. T2Lyme may provide accurate and timely diagnosis of Lyme disease and may prevent the evolution of the disease to its later stages with associated neurological and musculoskeletal diseases. Based on feedback from the FDA and the dynamics of the Lyme disease testing market, we believe that the most expeditious path for commercializing the T2Lyme panel may be by offering the test with a single partner as a lab developed test our and our current goal is to potentially have T2Lyme validated in a partner’s lab for commercial launch.

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

T2SARS-CoV-2

On March 24, 2020, we announced that we had licensed certain technology for the development of a rapid test for COVID-19 from the Center for Discovery and Innovation (CDI) at Hackensack Meridian Health. Under this license agreement, T2 Biosystems is authorized to use the CDI technology and adapt the CDI-developed COVID-19 test to the T2 Biosystems platform, and market and distribute the test in places of need amid the expanding pandemic. On June 30, 2020, we announced the US launch of our COVID-19 molecular diagnostic test, the T2SARS-CoV-2 Panel, after validation of the test meeting the FDA’s requirements for an Emergency Use Authorization (EUA). On July 1, 2020, we submitted an EUA request to the FDA for the T2SARS-CoV-2 Panel. In August 2020, the FDA issued EUA for our T2SARS-CoV-2 Panel.

The T2SARS-CoV-2 Panel is designed to detect SARS-CoV-2, the virus that is responsible for COVID-19 infections. The T2SARS-CoV-2 Panel provides sample-to-answer results in less than two hours, utilizing a nasopharyngeal swab sample. Clinical testing on known positive and negative patient samples showed a sensitivity of 95% and specificity of 100%. The T2SARS-CoV-2 Panel runs on our FDA-cleared T2Dx Instrument, and is capable of performing seven tests simultaneously. An in silico analysis conducted by the Company in March of 2021 demonstrated that the T2SARS-CoV-2 is capable of detecting all known variants of the SARS-CoV-2 virus.

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

Sales, Marketing and Distribution

We are working to drive awareness and adoption of our T2MR technology and related products by building a direct sales force in the United States, targeting hospitals that treat critical care patients, and continuing to educate physicians, key decision makers and thought leaders through publishing scientific data in peer-reviewed journals, presenting at major industry conferences and conducting and supporting clinical studies. We have a small team of employees in Europe and the Middle East primarily to support our network of distributors in those regions.

At the end of 2020, our commercial organization consisted of 13 people, including 9 people in sales and marketing and 4 people in medical affairs. In January 2021, we separated the medical affairs team from the commercial organization and hired a Chief Medical Officer to lead the team, which is comprised of United States based Doctor of Pharmacy (PharmD) clinicians. Our sales team employs a strategic approach focusing on clinical data, the clinical performance of our products, improved patient outcomes and the economic value for hospitals, including providing these hospitals with a customized budget-impact analysis. They also demonstrate the ease-of-use of our products and highlight the advantages of our products over existing diagnostics and empiric therapy practices. We plan to continue to invest in our sales force as we execute our strategy of converting COVID accounts to sepsis accounts and expand our customer reach.

Today, our sales force markets the T2Dx, T2Candida, T2Bacteria and T2SARS-CoV-2 products directly to hospitals in the United States, targeting large hospitals that treat the largest number of high-risk patients. If these institutions optimize the full extent of our technology, we expect a positive network effect in the hospital community, accelerating adoption of T2Candida and T2Bacteria. We believe key aspects of healthcare reform, including a sensitivity to the growing problem of antimicrobial resistance, the focus on cost containment, risk-sharing, and outcomes-based treatment and reimbursement, are aligned with the value proposition of our sepsis products, contributing positively to their adoption. We believe the key decision-makers at hospitals are infectious disease and critical care physicians, laboratory directors, hospital pharmacy, Chief Medical Officers, and hospital administrators. In response to the severity and complexity of managing bloodstream infections, a growing number of hospitals have instituted antimicrobial stewardship committees to control hospital practices related to infections, including the use of antibiotic and antifungal therapy. These committees typically include key decision-makers, and we believe they can provide a central forum to present the benefits of our products. In addition, we plan to continue to publish scientific data in peer-reviewed journals, present at major industry conferences and conduct and support clinical trials to provide additional data relative to the performance of T2Candida and T2Bacteria to these decision-makers.

Outside of the United States, we have received regulatory approvals in Europe, Australia, and certain countries in the Middle-East and Africa, and expect to seek regulatory approvals in additional international markets. We market our platform primarily through distribution partners who utilize a similar model as our sales approach in the United States.  In July 2014, we received CE marking for T2Candida and the T2Dx, in September 2017 we received CE marking for T2Bacteria and in November 2019, we received CE marking for T2Resistance. As of the end of 2020, we had distributors throughout the European Union (EU), Caribbean, Australia and the Middle East. These distributors have knowledge of infectious diseases and/or microbiology.  They typically have strong, existing relationships with international thought leaders in these areas and have good relationships with important hospitals in their respective countries.  We continue to develop partner relationships in other key international markets and will further investigate potential distribution channels in other key markets around the world.  We have employed a small team of regional distributor managers and field service personnel primarily to support the efforts of our distributors in the EU and Middle East.

For the year ended December 31, 2020, we derived approximately 36% of our total revenue from one customer, 11% from a second customer and 6% from a third customer.

Manufacturing

We manufacture our proprietary T2Dx at our manufacturing facility in Lexington, Massachusetts and our T2Candida, T2Bacteria, T2SARS-CoV2-2 and T2Resistance reagent trays at our manufacturing facility in Wilmington, Massachusetts. We perform all instrument and tray manufacturing and packaging of final components in accordance with applicable guidelines for medical device manufacturing. We outsource manufacturing of our T2Candida, T2Bacteria, T2Resistance and T2SARS-CoV-2 consumable cartridges to a contract manufacturer. Our particles are supplied by a sole source supplier, GE Healthcare. We believe we can secure arrangements with other suppliers on commercially reasonable terms for the products and parts we outsource.

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

The supply agreement may be terminated prior to the end of its term upon the occurrence of certain specified events and further provides that upon termination, including upon the expiration of the term, SMC shall continue to manufacture and ship products subject to outstanding purchase orders and we shall be responsible for purchasing finished products, inventory, raw materials and work-in-progress held by SMC to the extent SMC, after the use of commercially reasonable efforts to use such inventory, cannot use such inventory in a financially viable way.

Competition

While we believe that we are currently the only diagnostic company with commercial products capable of detecting pathogens associated with bloodstream infections from direct from whole blood samples, at limits of detection as low as 1 CFU/mL without the need of culturing colony growth, we compete with commercial diagnostics companies for the limited resources of our customers.  Our principal competition is from a number of companies that offer platforms and applications in our target sepsis markets, most of which are more established commercial organizations with considerable name recognition and significant financial resources.

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

We believe that we have a number of competitive advantages, including:

•	T2MR’s ability to detect targets directly in complex and high volume samples, including whole blood, eliminating the need for sample extraction and purification;
•	T2MR’s ability to detect a broad range of targets, providing a wide variety of potential applications both within and outside of the in vitro diagnostics market;
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

In addition to identifying sepsis-causing pathogens, T2MR technology can also identify the existence of the SARS-CoV-2 virus. Competition for molecular testing of the SARS-CoV-2 virus includes the same large commercial organizations named above, and extends to other large companies like Abbott, Roche, Bio-Rad, PerkinElmer, Hologic, Thermo Fisher and others. In 2020, many of these companies have experienced supply shortages for the tests due to high demand. We believe one competitive advantage in this space is the availability of tests due to our ability to produce more tests than our installed base of customers can consume.

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

Emergency Use Authorization

In response to the public health emergency association with the SARS-CoV-2 virus, the FDA has established an Emergency Use Authorization (EUA) submission and approval process for molecular diagnostics for SARS-CoV-2 detection.  FDA guidance for submission and approval for the testing of respiratory samples for SARS-CoV-2 virus is outlined in Section V.A. of the FDA guidance document “Policy for Coronavirus Disease-2019 Tests During the Public Health Emergency (January 27, 2020)”.  The T2SARS-CoV-2 Panel was approved by the FDA for EUA in August 2020.

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

Moreover, Section 6002 of the Affordable Care Act included new requirements for device manufacturers, among others, to report certain payments or “transfers of value” provided to physicians and teaching hospitals, and to report ownership and investment interests held by physicians and their immediate family members during the preceding calendar year. Section 6002 of the Affordable Care Act includes in its reporting requirements a broad range of transfers of value including, but not limited to, consulting fees, speaker honoraria, charitable contributions, research payments and grants. We collect data annually and report it to the CMS, no later than the last day of March each year. Failure to report could subject companies to significant financial penalties. Tracking and reporting the required payments and transfers of value may result in considerable expense and additional resources. Several states currently have similar laws and more states may enact similar legislation, some of which may be broader in scope. For example, certain states require the implementation of compliance programs, compliance with industry ethics codes, implementation of gift bans and spending limits, and/or reporting of gifts, compensation and other remuneration to healthcare professionals.

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

Healthcare Reform

In the United States and certain foreign jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes to the healthcare system. In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively the ACA, was signed into law, which substantially changed the way healthcare is financed by both governmental and private insurers in the United States. By way of example, the ACA increased the minimum level of Medicaid rebates payable by manufacturers of brand name drugs from 15.1% to 23.1%; required collection of rebates for drugs paid by Medicaid managed care organizations; imposed a non-deductible annual fee on pharmaceutical manufacturers or importers who sell certain “branded prescription drugs” to specified federal government programs; implemented a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted, or injected; expanded eligibility criteria for Medicaid programs; created a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; and established a Center for Medicare Innovation at CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.

Since its enactment, there have been judicial and Congressional challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. For example, in 2017, Congress enacted the Tax Cuts and Jobs Act, which eliminated the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, or the Texas District Court Judge, ruled that the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of the Tax Cuts and Jobs Act, the remaining provisions of the ACA are invalid as well. On March 2, 2020, the U.S. Supreme Court granted the petitions for writs of certiorari to review this case, although it is unclear when or how the Supreme Court will rule. It is also unclear how other efforts to challenge, repeal, or replace the ACA will impact the ACA.

Other legislative changes have been proposed and adopted since the ACA was enacted, including aggregate reductions of Medicare payments to providers of 2% per fiscal year and reduced payments to several types of Medicare providers, which will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through December 31, 2020, absent additional congressional action. Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted legislation designed, among other things, to bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for pharmaceutical products. Individual states in the United States have also become increasingly active in implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access, and marketing cost disclosure and transparency measures and, in some cases, mechanisms to encourage importation from other countries and bulk purchasing. Furthermore, there has been increased interest by third party payors and governmental authorities in reference pricing systems and publication of discounts and list prices

Research and Development

We have committed, and expect to commit, significant resources to developing new technologies and products, improving product performance and reliability and reducing costs. We have assembled an experienced research and development team with the scientific, engineering, software and process talent that we believe is required to successfully grow our business. We are currently focused on several product candidates and enhancements utilizing our proprietary technology. We incurred research and development expenses of $16.9 million for the year ended December 31, 2020 and $16.3 million for the year ended December 31, 2019. Research and development expenses represented 28% of our total costs and expenses for the year ended December 31, 2020 and 27% of our total costs and expenses for the year ended December 31, 2019. Major components of the research and development expenses were salaries and benefits, research-related facility and overhead costs, laboratory supplies, equipment and contract services. Research and development expenses can be impacted by services performed and expenses incurred under collaboration agreements and other research and development contracts.

We continuously seek to improve our proprietary technology. As we make improvements, we anticipate we will make available new and improved generations of our diagnostic instruments and panels. Our technology developmental efforts are focused on applying our proprietary technology to additional potential applications in the in vitro diagnostics area. We believe that technical advantage is important to sustain a competitive advantage, and therefore our research and development efforts are focused on the continued enhancement of our proprietary technology. We are dedicated to ongoing innovation to T2MR and expanding our pipeline of product candidates. Our goal is for our technology to become a standard of care by offering a rapid, sensitive and simple diagnostic alternative to existing methodologies for identifying sepsis, with a long-term objective of targeting the broader in vitro diagnostics market.

Employees

As of December 31, 2020, we had 148 full-time employees, of which 76 work in operations (which includes manufacturing, service and support, regulatory support, quality control, quality assurance, supply chain and facilities), 41 in research and development, 13 in sales and marketing (which includes medical affairs), and 18 in general and administrative.

Corporate and Available Information

We were incorporated under the laws of the state of Delaware in 2006. Our principal corporate offices are located at 101 Hartwell Avenue, Lexington, MA 02421.

We make available, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission, or the SEC. The address of the SEC’s website is www.sec.gov. We also make these documents and certain public financial information available free of charge on our website, which is www.t2biosystems.com. Our SEC reports and other financial information can be accessed through the investor relations section of our website. The information on, or that can be accessed from, our website is not incorporated by reference into this Annual Report or any other report we file with or furnish to the SEC.

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

At December 31, 2020, we had an accumulated deficit of $423.0 million. We have experienced cash outflows from operating activities over the past years and are required to maintain a minimum cash balance under our Term Loan Agreement with CRG Servicing LLC (“CRG”). There can be no assurance that any financing by us can be realized, or if realized, what the terms of any such financing may be, or that any amount that we are able to raise will be adequate.

While we believe that the existing cash, cash equivalents, marketable securities and restricted cash of $52.7 million at December 31, 2020 will be sufficient to fund our current operating plan at least a year from issuance of these financial statements, certain elements of our operating plan cannot be considered probable. Under ASC 205-40, the future receipt of potential funding from our Co-Development partners and other resources cannot be considered probable at this time because none of the plans are entirely within our control. During the year ended December 31, 2020, we implemented a cost improvement strategy which is focused on reducing operating expenses and improving cost of goods sold.

The Term Loan Agreement with CRG (Note 6) has certain covenants which require us to achieve certain annual revenue targets, whereby we are required to pay double the amount of any shortfall as an acceleration of principal payments, and maintain a minimum cash balance of $5.0 million. As of the date of these financial statements, we achieved the revenue target of $15.0 million for the twenty-four month period ended December 31, 2020; however there are no assurances that we will achieve the revenue target for the twenty-four month period ended December 31, 2021. Should we fail to meet the revenue target, we would seek a waiver of this provision. There can be no assurances that we would be successful in obtaining a waiver. If we are unsuccessful in obtaining a waiver, we would pay the cure amount set forth under the Term Loan Agreement. While we believe we can continue as a going concern for at least a year from issuance of these financial statements, there can be no assurances that we will continue to be in compliance with the cash covenant in future periods without additional funding. In January 2021, CRG amended the Term Loan Agreement to significantly reduce the revenue covenant for the twenty-four month period ended December 31, 2021.

These conditions raise substantial doubt regarding our ability to continue as a going concern for a period of one year after the date that the financial statements are issued. Our plans to alleviate the conditions that raise substantial doubt include raising additional funding, earning payments pursuant to our Co- Development agreements, delaying certain research projects and capital expenditures and eliminating certain future operating expenses in order to fund operations at reduced levels for us to continue as a going concern for a period of 12 months from the date the financial statements are issued. We have concluded the likelihood that our plan to successfully obtain sufficient funding from one or more of these sources or adequately reduce expenditures, while reasonably possible, is less than probable. Accordingly, we have concluded that substantial doubt exists about our ability to continue as a going concern for a period of at least 12 months from the date of issuance of these consolidated financial statements.

We have incurred significant losses since inception and expect to incur losses in the future. We cannot be certain that we will achieve or sustain profitability.

We have incurred significant losses since inception through December 31, 2020 and expect to incur losses in the future. Our accumulated deficit as of December 31, 2020 was $423.0 million and we incurred net losses of $46.8 million and $59.0 million for the years ended December 31, 2020 and 2019, respectively. We expect that our losses will continue for at least the next few years as we will be required to invest significant additional funds toward the continued development and commercialization of our technology. Our ability to achieve or sustain profitability depends on numerous factors, many of which are beyond our control, including the market acceptance of our products and future product candidates, future product development, our ability to achieve marketing clearance from the FDA and international regulatory clearance for future product candidates, our ability to compete effectively against an increasing number of competitors and new products, and our market penetration and margins. In spite of efforts to reduce expenses, we may never be able to generate sufficient revenue to achieve or sustain profitability. As noted above, we and our auditors have identified conditions and events that raise doubt about our ability to continue as a going concern.

We have a limited operating history and may face difficulties encountered by companies early in their commercialization in competitive and rapidly evolving markets.

We received marketing clearance from the FDA for the T2Dx instrument and T2Candida on September 22, 2014 and began commercializing these products in the fourth quarter of 2014. We received marketing clearance from the FDA for T2Bacteria on May 24, 2018 and began commercializing thereafter. We received Emergency Use Authorization from the FDA for the T2SARS-CoV-2 Panel in August 2021. Accordingly, we have a relatively limited operating history upon which to evaluate our business and forecast our future sales and operating results. In assessing our business prospects, you should consider the various risks and difficulties frequently encountered by companies early in their commercialization in competitive and rapidly evolving markets, particularly companies that develop and sell medical devices. These risks include our ability to:

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

The global outbreak of COVID-19 continues to rapidly evolve and has had adverse effects on general commercial activity and the global economy, including research, manufacturing and distributions. The COVID-19 pandemic could lead to a long-term, global economic downturn and, at this point in time, there is significant uncertainty relating to its effect on our business, operating and research activities, including but not limited to:

•	delays, difficulties or postponement in expanding the range of hospitals utilizing our T2Dx Instrument, T2Candida, T2Bacteria and T2SARS-CoV-2 Panels;
•	the inability to convert customers that have purchased a T2Dx Instrument for use with the T2SARS-CoV-2 Panels to our other test panels in the future;
•	the reduction in the rate and need for COVID-19 testing, including as a result of the FDA no longer categorizing COVID-19 as a public health emergency and the potential loss of EUA;
•	the diversion of healthcare resources away from our T2SARS-CoV-2 Panel and our other products;
•	the interruption of marketing and research activities due to limitations on travel and stay-at-home orders related to COVID-19;
•

limitations in employee resources that would otherwise be focused on the conduct of our research activities, including because of sickness of employees or their families or the desire of employees to avoid contact with large groups of people;

•	interruptions or delays in the operations of the FDA, which may impact approval timelines;
•	impacts from prolonged remote work arrangements, such as increased cybersecurity risks and strains on our business continuity plans;
•	the inability to obtain additional financing or access the financial markets; and
•

manufacturing challenges, such as scarcity of the components or raw materials required to produce our products or contamination of our manufacturing facility, could harm our ability to manufacture and assemble our current and proposed products in sufficient quantities and on a timely basis so as to meet consumer demand.

We have a significant development contract with a United States government agency and should the agency reduce, cancel or not grant additional milestone projects, our ability to continue its future product development may be impacted. The COVID-19 pandemic also causes us to reassess our build plan and evaluate inventories accordingly, which resulted in an additional charge to cost of product revenue in the first quarter of 2020 for excess inventories. In June 2020, we vacated a portion of our office space and determined that subleasing it to a tenant was unlikely due to the impact of the COVID-19 pandemic on the local commercial real estate sub-lease market. As a result, we recorded an impairment charge.

In addition, the trading prices for our and other life sciences companies’ stock have been highly volatile as a result of the COVID-19 pandemic. As a result, we may face difficulties raising capital through sales of our common stock and any such sales may be on unfavorable terms. The extent to which COVID-19 may continue to impact our business, research and development programs and operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the outbreak, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions, supply chain disruptions, and the effectiveness of actions taken in the United States and other countries to contain and manage the disease. In addition, if we or any of the third parties with whom we engage were to experience shutdowns or other business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively impacted, which could have a material adverse effect on our business and our financial results.

Until we achieve scale in our business model our revenue will be primarily generated from research revenue and the T2Dx Instrument, T2Candida, T2Bacteria, and T2SARS-CoV-2 and any factors that negatively impact sales of these products may adversely affect our business, financial condition and operating results.

We began to offer our sepsis products for sale in the fourth quarter of 2014, T2Bacteria in 2018 and T2SARS-CoV-2 in 2020 and expect that we will be dependent upon the sales of these products for the majority of our revenue until we receive regulatory clearance or approval for our other product candidates currently in development. Because we currently rely on a limited number of products to generate a significant portion of our revenue, any factors that negatively impact sales of these products, or result in sales of these products increasing at a lower rate than expected, could adversely affect our business, financial condition and operating results and negatively impact our ability to successfully launch future product candidates currently under development.

If T2MR, our T2Dx Instrument, T2Candida, T2Bacteria, and T2SARS-CoV-2 products or any of our other product candidates fail to achieve and sustain sufficient market acceptance, we will not generate expected revenue and our growth prospects, operating results and financial condition may be harmed.

The commercialization of T2MR, our T2Dx Instrument, T2Candida, T2Bacteria, and T2SARS-CoV-2 products and the future commercialization of our other product candidates in the United States and other jurisdictions in which we intend to pursue marketing clearance are key elements of our strategy. If we are not successful in conveying to hospitals that our current products and future product candidates provide equivalent or superior diagnostic information in a shorter period of time compared to existing technologies, or that these products and future product candidates improve patient outcomes or decrease healthcare costs, we may experience reluctance, or refusal, on the part of hospitals to order, and third-party payors to pay for performing a test in which our product is utilized. For example, T2Candida is labeled for the presumptive diagnosis of candidemia. The results of the web-based survey we conducted of decision makers involved with laboratory purchasing may not be indicative of the actual adoption of T2Candida. In addition, our expectations regarding cost savings from using our products may not be accurate.

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

If T2Lyme does not successfully identify Lyme disease in clinical patients, does not receive FDA marketing clearance, or we are not successful in engaging a partner to develop a lab developed test, our addressable market could be negatively impacted.

If T2Lyme does not successfully identify Lyme disease in clinical patients with adequate clinical sensitivity and specificity or does not receive FDA marketing clearance, or we are not successful in engaging a partner to develop a lab developed test for Lyme disease, the addressable market opportunity for this product candidate could be limited or not realized at all.

We have relatively limited experience in marketing and selling our products, and if we are unable to expand, manage and maintain our direct sales and marketing organizations, or otherwise commercialize our products, our business may be adversely affected.

Because we received FDA clearance to sell our initial sepsis products in the third quarter of 2014 and our T2Bacteria product in 2018, and Emergency Use Authorization to sell T2SARS-CoV-2 in August 2020, we have limited experience marketing and selling our products. As of December 31, 2020, our commercial organization consisted of 13 employees, including a medical affairs team of four United States based Doctor of Pharmacy (PharmD) clinicians. In January 2021, we separated the medical affairs team from the commercial organization and hired a Chief Medical Officer to lead the team. Our financial condition and operating results are highly dependent upon the sales and marketing efforts of our sales and marketing employees with the assistance of the medical affairs team.  If our sales and marketing efforts fail to adequately promote, market and sell our products, our sales may not increase at levels that are in line with our forecasts.

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

Our sales process involves numerous interactions with multiple individuals within an organization and often includes in-depth analysis by potential customers of our products, performance of proof-of-principle studies, preparation of extensive documentation and a lengthy review process. As a result of these factors and the budget cycles of our potential customers, the time from initial contact with a potential customer to our receipt of a purchase order from such potential customer and then implementation and adoption of our products, varies significantly and can be up to 12 months or longer. Given the length and uncertainty of our anticipated sales cycle and implementation and adoption timeline, we likely will experience fluctuations in our product sales on a period-to-period basis. Expected revenue streams are highly dependent on hospitals’ adoption of our consumables-based business model, and we cannot assure you that our potential hospital clients will follow a consistent purchasing pattern. Moreover, it is difficult for us to forecast our revenue as it is dependent upon our ability to convince the medical community of the clinical utility and economic benefits of our products and their potential advantages over existing diagnostic tests, the willingness of hospitals to utilize our products and the cost of our products to hospitals.  In addition, we started selling the T2Dx Instrument and T2Candida products in the fourth quarter of 2014, T2Bacteria in May of 2018 and T2SARS-CoV-2 in August 2020 and have a limited sales history to rely on when forecasting revenue and other operating results.

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

Our future success depends on our ability to recruit, develop, retain and motivate key personnel, including individual on our senior management, research and development, science and engineering, manufacturing and sales and marketing teams. In particular, we are highly dependent on the management and business expertise of John Sperzel, our President and Chief Executive Officer. We do not maintain fixed-term employment contracts or key man life insurance with any of our employees. Competition for qualified personnel is intense, particularly in the Boston, Massachusetts area. Our growth depends, in particular, on attracting, retaining and motivating highly skilled sales personnel with the necessary clinical background and ability to understand our systems at a scientific and technical level. In addition, we may need to hire additional employees at our manufacturing facilities to meet demand for our products as we scale up our sales and marketing operations. Because of the complex and technical nature of our products and the dynamic market in which we compete, any failure to attract, develop, retain and motivate qualified personnel could materially harm our operating results and growth prospects.

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

We compete with companies that currently provide traditional blood culture-based diagnostics, including Becton Dickinson & Co. and bioMerieux, Inc. In addition, companies offering post-culture species identification using both molecular and non-molecular methods include bioMerieux, Inc. (and its affiliate, BioFire Diagnostics, Inc.), Bruker Corporation, Accelerate Diagnostics, Luminex, Genmark, Cepheid and Beckman Coulter, a Danaher company. In addition, there may be a number of new market entrants in the process of developing other post-blood culture diagnostic technologies that may be perceived as competitive with our technology. Karius, Inc. offers a lab developed culture independent diagnostic test for the identification of pathogens that has not been cleared by the FDA but may be perceived as competitive with our technology. We also compete with numerous companies that provide COVID-19 diagnostic testing, including, but not limited to Abbot Laboratories, BioFire Diagnostics, Inc. and Becton Dickinson & Co.

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

As of December 31, 2020, we had federal net operating loss carryforwards, or NOLs, to offset future taxable income of $222.6 million, which are available to offset future taxable income, if any, of which $78.7 million will expire at various dates through 2037 and $143.9 million carryforward indefinitely. In 2020, we completed a study on our historic ownership changes pursuant to Internal Revenue Code Sections 382 and 383 (the “382 study”) of our cumulative net operating loss and tax credit carryforwards. As a result, there were limitations placed on the use of our loss and credit carryforwards. The 2019 federal and state net operating loss carryforwards of $329.6 million and $292.4 million, respectively, were determined to be limited by $149.5 million and $78.9 million, respectively. The 2019 federal and state tax credit carryforwards of $5.5 million and $3.6 million, respectively, were limited by $5.4 million and $3.2 million, respectively. The decrease in the prior year tax attributes is attributable to change of control ownership shifts which were determined for the years 2013, 2016, and 2019 which caused the reduction in the value of the historical net operating loss carryforwards. Since the limitation affected the prior period, the Company has determined that its 2019 tax footnote presentation overstated the gross net operating loss deferred tax asset and corresponding valuation allowance. However, there was no net impact to the net deferred tax asset and tax expense as the decrease in the net operating loss carryforward was offset completely by a corresponding adjustment to the Company’s overall valuation allowance. For comparative purposes, the Company’s prior year tax footnote has been revised to reflect the adjustment to the net operating losses and valuation allowance. In addition, future changes in our stock ownership, as well as other changes that may be outside of our control, could result in additional ownership changes under Section 382 of the Code. As a result, even if we achieve profitability, we may not be able to use a material portion of our NOLs. We have recorded a full valuation allowance related to our NOLs due to the uncertainty of the ultimate realization of the future benefits of those assets.

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

Despite the implementation of security measures, our internal computer systems and those of our vendors and other contractors and consultants may be vulnerable to security breaches and damage from computer viruses and unauthorized access, including the unauthorized encryption of data stored on our computer network. In August 2019, we were the subject of a ransomware attack that resulted in the encryption of certain data stored on our computer network. Although we did not pay the ransom; the attack did not materially affect business operations; and there was no evidence of a loss of data or inappropriate disclosure of confidential or proprietary information, we did incur additional cost, expense and the diversion of time and resources to recover from the attack and Management concluded that our disclosure controls and procedures were not effective due to a material weakness in our internal control over the quality, frequency and periodic testing of the backup of our Information System data as described further in this Item 1. Although we have strengthened our network security and infrastructure following the attack, if such an event were to occur again and cause interruptions in our operations, it could result in a material disruption of our business operations. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or systems, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development and commercialization of our product candidates could be delayed, which could adversely affect our business, results of operations and financial condition.

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

Global health crises, such as COVID-19, may divert regulatory resources and attention away from approval processes for our products. This could materially lengthen the regulatory approval process of new products, which would delay expected commercialization of such new products.

Although the FDA granted Emergency Use Authorization (EUA) for our T2SARS-CoV-2 Test Panel in August 2020, this authorization is only valid during the COVID-19 public health emergency, and when the federally declared public health emergency ends, we will be required to stop commercial sales of our test immediately in the United States unless we can obtain FDA clearance or approval for our test under a traditional regulatory pathway for in vitro diagnostics, which is lengthy and expensive.

Under section 564 of the Federal Food, Drug, and Cosmetic Act (FD&C Act), the FDA has authority to allow certain unapproved medical products or unapproved uses of approved medical products to be used during a public health emergency under an EUA. An EUA is effective until the declaration that circumstances exist justifying the authorization of the emergency use is terminated under Section 564(b)(2) of the FD&C Act or the EUA is revoked under Section 564(g) of the FD&C Act, after which the product must be cleared or approved by the FDA under a traditional pathway and we must comply with the quality system regulation at 21 CFR 820 in order to remain on the market or to continue commercialization of the product.  In August 2020, the FDA granted EUA for our T2SARS-CoV-2 Test Panel.

If the FDA’s policies and guidance change unexpectedly and/or materially or if we misinterpret them, potential sales of T2 SARS-CoV-2 Test Panel could be adversely impacted. In addition, the FDA may revoke an EUA where it is determined that the underlying public health emergency no longer exists or warrants such authorization, or if new evidence becomes available that indicates the test does not meet the conditions of authorization or perform as provided in the EUA application. We cannot predict how long this EUA will remain effective. The termination or revocation of the EUA and changing policies and regulatory requirements could adversely impact our business, financial condition and results of operations. The demand for our product and our profitability may decline or be adversely impacted by the federal government’s implementation of a national COVID-19 testing strategy.

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

Since its enactment, there have been judicial and Congressional challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. On March 2, 2020, the U.S. Supreme Court granted the petitions for writs of certiorari to review the constitutionality of the ACA, although it is unclear when or how the Supreme Court will rule. It is also unclear how other efforts to challenge, repeal, or replace the ACA will impact the law and may impact our business or financial condition.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011 resulted in aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030, with the temporary suspension from May 1, 2020 through December 31, 2020, unless additional action is taken by Congress. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws or any other similar laws introduced in the future may result in additional reductions in Medicare and other healthcare funding, which could negatively affect our customers and accordingly, our financial operations.

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

We are a party to a number of license agreements under which we are granted rights to intellectual property that is important to our business and we expect that we may need to enter into additional license agreements in the future. We rely on these licenses in order to be able to use various proprietary technologies that are material to our business, including an exclusive license to patents and patent applications from Massachusetts General Hospital, or MGH, and Hackensack Meridian Health, and non-exclusive licenses from other third parties related to materials used currently in our research and development activities, and which we use in our commercial activities. Our rights to use these technologies and employ the inventions claimed in the licensed patents are subject to the continuation of and our compliance with the terms of those licenses. Our existing license agreements impose, and we expect that future license agreements will impose on us, various diligence obligations, payment of milestones or royalties and other obligations. If we fail to comply with our obligations under these agreements, or we are subject to a bankruptcy, the licensor may have the right to terminate the license, in which event we would not be able to market products covered by the license.

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

An active trading market for our common stock may not be sustained.

Since our initial listing on The Nasdaq Global Market in August 2014, the trading market in our common stock has historically been limited. The listing of our common stock on The Nasdaq Global Market does not assure that a meaningful, consistent and liquid trading market currently exists. We cannot predict whether a more active market for our common stock will be sustained in the future.

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
•

technical factors in the public trading market for our stock that may produce price movements that may or may not comport with macro, industry or company-specific fundamentals, including, without limitation, the sentiment of retail investors (including as may be expressed on financial trading and other social media sites), the amount and status of short interest in our securities, access to margin debt, trading in options and other derivatives on our common stock and other technical trading factors;

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

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, stockholders could lose confidence in our financial and other public reporting, which would harm our business and the trading price of our common stock.

Effective internal control over financial reporting is necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, is designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, we are required to furnish a report by our management on our internal control over financial reporting. However, while we remain a non-accelerated filer, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. If we are unable to maintain effective internal control over financial reporting, we may not have adequate, accurate or timely financial information, and we may be unable to meet our reporting obligations as a public company or comply with the requirements of the Securities and Exchange Commission or Section 404. This could result in a restatement of our financial statements, the imposition of sanctions, including the inability of registered broker dealers to make a market in our common stock, or investigation by regulatory authorities. Any such action or other negative results caused by our inability to meet our reporting requirements or comply with legal and regulatory requirements or by disclosure of an accounting, reporting or control issue could adversely affect the trading price of our securities and our business. Material weaknesses in our internal control over financial reporting could also reduce our ability to obtain financing or could increase the cost of any financing we obtain. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.  For example, in our December 31, 2019 Annual Report on Internal Control over Financial Reporting, management identified a material weakness in our internal control over financial reporting relating to an IT tape backup system.

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

General Risk Factors

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

Our corporate headquarters is located in Lexington, Massachusetts, where we currently lease approximately 32,000 square feet of office space of which 11,000 square feet was vacated in 2020, 12,200 square feet of laboratory space and 11,000 square feet of manufacturing space. Our base rent, for leases at our corporate headquarters, is between $2.2 million and $2.4 million annually for the duration of the leases. In addition, we lease approximately 7,600 square feet in Wilmington, Massachusetts for our manufacturing facility, for $0.1 million of base rent annually for the duration of the lease.

Item 3.	LEGAL PROCEEDINGS

We are not party to any material legal proceedings.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II.

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

Our common stock has been quoted on The Nasdaq Global Market under the symbol “TTOO” and has been trading since August 7, 2014. On March 26, 2021, there were 14 holders of record of our common stock.

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

Issuer Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Sales of Unregistered Securities

          None.

Item 6.	[RESERVED]

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Business Overview

We are an in vitro diagnostics company and leader in the rapid detection of sepsis-causing pathogens, and are dedicated to improving patient care and reducing the cost of care by helping clinicians effectively treat patients faster than ever before. We have developed an innovative and proprietary technology platform that offers a rapid, sensitive and simple alternative to existing diagnostic methodologies. We are using our T2MR technology to develop a broad set of applications aimed at lowering mortality rates, improving patient outcomes and reducing the cost of healthcare by helping medical professionals make targeted treatment decisions earlier. T2MR enables rapid detection of pathogens, biomarkers and other abnormalities in a variety of unpurified patient sample types, including whole blood, plasma, serum, saliva, sputum and urine, and can detect cellular targets at limits of detection as low as one colony forming unit per milliliter, or CFU/mL. Our products include the T2Dx Instrument, T2Candida Panel, the T2Bacteria Panel, the T2Resistance Panel, and the T2SARS-CoV-2 Panel that are all powered by our proprietary T2MR technology. Our development efforts target sepsis, which is an area of significant unmet medical need in which existing therapies could be more effective with improved diagnostics.

On September 22, 2014, we received market clearance from the FDA for our first two products, the T2Dx® Instrument, or the T2Dx and the T2Candida® Panel, or T2Candida, which have the ability to rapidly identify the five clinically relevant species of Candida, a fungal pathogen known to cause sepsis, directly from whole blood. On May 24, 2018, we received market clearance from the FDA for the T2Bacteria® Panel, or T2Bacteria, which runs on the T2Dx Instrument and has the ability to rapidly identify five of the most common and deadly sepsis-causing bacteria directly from whole blood. We have also developed and sell a research use only Candida auris assay, the T2Cauris™ Panel, for the rapid identification of Candida auris, a species of Candida that is highly drug resistant. We have developed a T2Resistance™ Panel for the early and sensitive detection of resistance markers, which can assist clinicians in selecting effective antibiotics. The T2Resistance Panel received FDA Breakthrough Device designation in February 2019 and was granted a CE Mark in November 2019. An additional diagnostic application in development is the T2Lyme™ Panel, or T2Lyme, which is focused on the detection of the bacteria that cause Lyme disease. Diagnostic applications for additional bacteria species and resistance markers were developed as part of a collaboration with CARB-X, a public-private partnership with the U.S. Department of Health and Human Services, or HHS, and the Wellcome Trust of London, focused on combatting antibiotic resistant bacteria. On August 2, 2019, CMS granted approval for a New Technology Add-on Payment (NTAP) for the T2Bacteria Panel for fiscal year 2020 and in September 2020, CMS extended the approval for 2021. In September 2019, BARDA awarded us a milestone-based contract, with an initial value of $6 million, and a potential value of up to $69 million, for the development of new direct-from-blood diagnostic panels that will run on the T2Dx. In September 2020, we completed the initial phase and BARDA exercised the first contract option valued at $10.5 million. The existing reimbursement codes support our sepsis products and anticipate the same for our Lyme disease product candidates. The economic savings associated with our sepsis products are realized directly by hospitals. In the United States, we have a commercial team that is primarily targeting hospitals with the highest concentration of patients at risk for sepsis-related infections. Internationally, we have primarily partnered with distributors that target large hospitals in their respective international markets.

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

We have never been profitable and have incurred net losses in each year since inception. Our accumulated deficit at December 31, 2020 was $423.0 million and we have experienced cash outflows from operating activities over the past years. Substantially all of our net losses resulted from costs incurred in connection with our research and development programs and from selling, general and administrative costs associated with our operations. We have incurred significant commercialization expenses related to product sales, marketing, manufacturing and distribution of our FDA-cleared products, T2Dx, T2Candida and T2Bacteria. In addition, we will continue to incur significant costs and expenses as we continue to develop other product candidates, improve existing products and maintain, expand and protect our intellectual property portfolio. We may seek to fund our operations through public equity or private equity or debt financings, as well as other sources. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements if and when needed would have a negative impact on our business, results of operations and financial condition and our ability to develop, commercialize and drive adoption of the T2Dx Instrument, T2Candida, T2Bacteria, T2Resistance, T2SARS-CoV-2 and future T2MR-based diagnostics.

We are subject to a number of risks similar to other newly commercial life science companies, including, but not limited to commercially launching our products, development and market acceptance of our product candidates, development by our competitors of new technological innovations, protection of proprietary technology, and raising additional capital.

The COVID-19 pandemic has impacted and may continue to impact our operations. We have established protocols for continued manufacturing, distribution and servicing of our products with safe social distancing and personal protective equipment measures and for remote work for employees not essential to on-site operations. To date these measures have been mostly successful but may not continue to function should the pandemic escalate and further impact our personnel. Our hospital customers have restricted our sales team’s access to their facilities and as a result, we had significantly reduced our sales and general and administrative staffing levels to reduce expenses. Our customers may reduce their purchases of our products. Our customers may cease to comply with the terms of our sales agreements and this may impact our ability to recognize revenue and hinder receivables collections. We have a significant development contract with a United States government agency and should the agency reduce, cancel or not grant additional milestone projects our ability to continue our future product development may be impacted. Our shipping carrier’s ability to deliver our products to customers may be disrupted. We have reviewed our suppliers and quantities of key materials and believe we have sufficient stocks and alternate sources of critical materials should our supply chains become disrupted, although raw materials for the manufacturing of reagents is in high demand, and interruptions in supply are difficult to predict. At the onset of the pandemic, we believed that the pandemic’s impact on our sales would affect the recoverability of the value of our T2-owned instruments and components. The COVID-19 pandemic also caused us to reassess our build plan and evaluate our inventories accordingly, which resulted in an additional charge to cost of product revenue for excess inventories.

At December 31, 2020, we had an accumulated deficit of $423.0 million. We have experienced cash outflows from operating activities over the past years and are required to maintain a minimum cash balance under our Term Loan Agreement with CRG Servicing LLC (“CRG”). There can be no assurance that any financing by us can be realized, or if realized, what the terms of any such financing may be, or that any amount that we are able to raise will be adequate.

While we believe that our cash, cash equivalents, marketable securities and restricted cash of $52.7 million at December 31, 2020 will be sufficient to fund our current operating plan at least a year from issuance of these financial statements, certain elements of our operating plan cannot be considered probable. Under ASC 205-40, the future receipt of potential funding from our Co-Development partners and other resources cannot be considered probable at this time because none of the plans are entirely within our control. During the year ended December 31, 2020, management implemented a cost improvement strategy which is focused on reducing operating expenses and improving cost of goods sold.

The Term Loan Agreement with CRG (Note 6) has certain covenants which require us to achieve certain annual revenue targets, whereby we are required to pay double the amount of any shortfall as an acceleration of principal payments, and maintain a minimum cash balance of $5.0 million. As of the date of these financial statements, we achieved the revenue target of $15.0 million for the twenty-four month period ended December 31, 2020; however there are no assurances that we will achieve the revenue target for the twenty-four month period ended December 31, 2021. Should we fail to meet the revenue target, we would seek a waiver of this provision. There can be no assurances that we would be successful in obtaining a waiver. If we are unsuccessful in obtaining a waiver, we would pay the cure amount set forth under the Term Loan Agreement. While we believe we can continue as a going concern for at least a year from issuance of these financial statements, there can be no assurances that we will continue to be in compliance with the cash covenant in future periods without additional funding. In January 2021, CRG amended the Term Loan Agreement to significantly reduce the revenue covenant for the twenty-four month period ended December 31, 2021.

These conditions raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year after the date that the financial statements for the year ended December 31, 2020 are issued. Management's plans to alleviate the conditions that raise substantial doubt include raising additional funding, earning payments pursuant to the Company’s Co- Development agreements, delaying certain research projects and capital expenditures and eliminating certain future operating expenses in order to fund operations at reduced levels for the Company to continue as a going concern for a period of 12 months from the date the financial statements are issued. Management has concluded the likelihood that its plan to successfully obtain sufficient funding from one or more of these sources or adequately reduce expenditures, while reasonably possible, is less than probable. Accordingly, the Company has concluded that substantial doubt exists about the Company’s ability to continue as a going concern for a period of at least 12 months from the date of issuance of these consolidated financial statements. See Note 1 of the notes to our consolidated financial statements appearing at the end of this Annual Report on Form 10-K for additional information about our assessment.

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

Product revenue is generated by the sale of instruments and consumable diagnostic tests predominantly through our direct sales force in the United States and distributors in geographic regions outside the United States. We do not offer product return or exchange rights (other than those relating to defective goods under warranty) or price protection allowances to its customers, including its distributors. Payment terms granted to distributors are the same as those granted to end-user customers and payments are not dependent upon the distributors’ receipt of payment from their end-user customers. We either sell instruments to customers and international distributors, or retain title and place the instrument at the customer site pursuant to a reagent rental agreement. When the instrument is placed under a reagent rental agreement, our customers generally agree to fixed term agreements, which can be extended, and incremental charges on each consumable diagnostic test purchased. Shipping and handling costs are billed to customers in connection with a product sale.

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

Our current sales strategy is focused on driving adoption of our technology within the hospital market, increasing test utilization amongst our existing installed base on T2Dx Instruments, which includes converting our T2SARS-CoV-2 customers to our core sepsis tests, and opportunistically increasing the installed base. Accordingly, we expect the following to occur:

•	recurring revenue from our consumable diagnostic tests will increase; and
•	become a more predictable and significant component of total revenue; and
•	we will gain manufacturing economies of scale through the growth in our sales, resulting in improving gross margins and operating margins.

Near term, however, we believe the COVID-19 pandemic may hinder our U.S. and international sales growth. Our customers may cease to comply with the terms of our sales agreements and this may impact our ability to recognize revenue and hinder receivables collections. We have a significant development contract with a United States government agency and should the agency reduce, cancel or not grant additional milestone projects our ability to continue our future product development may be impacted.

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

We expect cost of product revenue to decrease as a percentage of revenue as a result of the cost of product revenue improvement initiatives that we initiated during the year ended December 31, 2020.

At the beginning of the COVID-19 pandemic, we believed that the pandemic would reduce product sales and impair our ability to recover the cost of our T2-owned instruments and components. We assessed the impact on the related cash flows of the instruments and reduced their carrying values by $0.6 million during year ended December 31, 2020, which was recorded as cost of product revenue impairment expense. We took an additional $0.6 million charge to cost of product revenue during the year ended December 31, 2020 primarily for excess inventories as the COVID-19 pandemic also caused us to reassess our build plan and evaluate our inventories accordingly.

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

Results of Operations for the Years Ended December 31, 2020 and 2019

	Year ended
	December 31,
	2020	2019	Change
	(in thousands)
Revenue:
Product revenue	$11,677	$5,327	$6,350
Research revenue	11	563	(552)
Contribution revenue	6,442	2,445	3,997
Total revenue	18,130	8,335	9,795
Costs and expenses:
Cost of product revenue	21,280	16,763	4,517
Research and development	16,919	16,326	593
Selling, general and administrative	21,287	27,304	(6,017)
Total costs and expenses	59,486	60,393	(907)
Loss from operations	(41,356)	(52,058)	10,702
Other income (expense):
Interest income	14	1	13
Interest expense	(5,518)	(7,349)	1,831
Other income, net	62	400	(338)
Total other expense	(5,442)	(6,948)	1,506
Net loss	$(46,798)	$(59,006)	$12,208

Product revenue

During the year ended December 31, 2020, product revenue totaled $11.7 million, compared to $5.3 million for the year ended December 31, 2019, an increase of $6.4 million. The increase was driven by higher consumable sales of $5.5 million primarily driven by sales of our T2SARS-CoV-2 product, higher T2Dx instrument sales of $0.7 million and higher revenue under our service agreements of $0.2 million.

Research revenue

Research revenue was $11 thousand pertaining to an immaterial agreement for the year ended December 31, 2020 compared to $0.6 million for the year ended December 31, 2019, a decrease of $0.6 million. Research revenue for the year ended December 31, 2019 primarily relates to our Co-Development Agreement with Canon U.S. Life Sciences, which completed in 2019.

Contribution revenue

Contribution revenue of $6.4 million for the year ended December 31, 2020, relates to the BARDA contract, which began in September 2019. Contribution revenue of $2.4 million for the year ended December 31, 2019 consists of $1.5 million under the BARDA contract, which began in September 2019 and has a potential value of up to $69.0 million if all contract options are awarded, and $0.9 million under our cost-sharing agreement with CARB-X, which completed in 2019.

Cost of product revenue

During the year ended December 31, 2020, cost of product revenue totaled $21.3 million, compared to $16.8 million for the year ended December 31, 2019, an increase of $4.5 million. The increase in cost was driven by $4.3 million of higher consumable sales primarily of our T2SARS-CoV-2, $1.1 million of higher instrument sales, a $0.6 million COVID-19 related impairment charge of our T2-owned instruments and components, $0.4 million of higher shipping related costs and $0.2 million of increased royalties. These increases were partially offset by $1.3 million of lower service costs primarily as a result of the impact of the COVID-19 pandemic travel restrictions and lower repair costs, $0.4 million of lower depreciation of our T2-owned instruments and components as a result of lower carrying value subsequent to the impairment charge in the first quarter of 2020, and $0.4 million of increased manufacturing efficiencies.

Research and development expenses

Research and development expenses were $16.9 million for the year ended December 31, 2020, compared to $16.3 million for the year ended December 31, 2019, an increase of $0.6 million. The increase was driven by a $1.2 million increase in consulting expenses primarily related to the BARDA contract, an increase of $0.2 million in lab and facility expenses primarily for the BARDA contract and our T2SARS-CoV-2 Panel and higher study related expenses of $0.1 million for assay development. These increases were partially offset by a $0.8 million decrease in payroll related and travel expenses due to a reduction in headcount and lower materials costs of $0.1 million.

Selling, general and administrative expenses

Selling, general and administrative expenses were $21.3 million for the year ended December 31, 2020, compared to $27.3 million for the year ended December 31, 2019, a decrease of $6.0 million. The decrease is driven by a decrease in payroll related expenses of $3.8 million and travel expenses of $1.0 million, all of which are attributable to a reduction in headcount and travel restrictions as a result of the COVID-19 pandemic. Stock compensation expense decreased by $1.0 million due to the market based restricted stock units reaching the end of the derived service periods and a reduction in headcount. Tradeshow and other marketing expenses decreased by $0.9 million, primarily due to the impact of the COVID-19 pandemic cancellations. Expenses related to systems restoration from the 2019 cyber-attack decreased by $0.7 million. There was $0.2 million less of conferences, primarily due to the COVID-19 pandemic cancellations, and $0.1 million less dues and subscriptions. The decreases are partially offset by an increase of $0.6 million in IT support and consulting primarily due to remediating the material weakness, an increase of $0.5 million in D&O insurance premiums, and a $0.5 million impairment charge from a vacated operating lease, and an increase of $0.1 million in consulting fees primarily related to temporary help related to final cyber-recovery efforts in early 2020, compliance with Section 404 of the Sarbanes-Oxley Act and a Board members search.

Interest income

Interest income was immaterial for the years ended December 31, 2020 and 2019.

Interest expense

Interest expense was $5.5 million for the year ended December 31, 2020, compared to $7.3 million for the year ended December 31, 2019. Interest expense decreased by $1.8 million primarily due to the change in fair value of the derivative associated with the CRG Term Loan Agreement.

Other income, net

Other income, net, was $0.1 million for the year ended December 31, 2020, compared to $0.4 million for the year ended December 31, 2019. Other income, net, decreased $0.3 million primarily due to decreased dividend and other investment income.

Liquidity and Capital Resources

We have incurred losses and cumulative negative cash flows from operations since our inception, and as of December 31, 2020 and 2019 we had an accumulated deficit of $423.0 million and $376.2 million respectively. Having obtained clearance from the FDA and a CE mark in Europe to market the T2Dx, T2Candida, and T2Bacteria, we have incurred significant commercialization expenses related to product sales, marketing, manufacturing and distribution. We may seek to continue to fund our operations through public equity or private equity or debt financings, as well as other sources. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements if and when needed would have a negative impact on our business, results of operations and financial condition and our ability to develop and commercialize T2Dx, T2Candida, T2Bacteria, T2SARS-CoV-2 and other product candidates.

Historically, we have funded our operations primarily through our August 2014 initial public offering, our December 2015 public offering, our September 2016 private investment in public equity (“PIPE”) financing, our September 2017 public offering, our June 2018 public offering, our July 2019 establishment of an Equity Distribution Agreement and Equity Purchase Agreement (Note 7), private placements of redeemable convertible preferred stock and debt financing arrangements.

Equity Distribution Agreement

On July 30, 2019, we entered into an Equity Distribution Agreement (the “Sales Agreement”) with Canaccord Genuity LLC, as agent (“Canaccord”), pursuant to which we may offer and sell shares of common stock in an “at the market offering” as defined in Rule 415(a)(4) of the Securities Act, for aggregate gross sale proceeds of up to $30.0 million from time to time through Canaccord.  On March 9, 2020, we entered into an amendment to the Sales Agreement to increase the aggregate gross sales amount from $30.0 million to $65.0 million. On April 8, 2020, we entered into an amendment to the Sales Agreement to increase the aggregate gross sales amount from $65.0 million to $95.0 million. As of December 31, 2020, we had sold 101,606,667 shares of common stock with an aggregate gross sales amount of $95.0 million.

We had agreed to pay Canaccord for its services of acting as agent 3% of the gross proceeds from the sale of the Shares pursuant to the Sales Agreement. Legal and accounting fees were reclassified to share capital upon issuance of shares under the Sales Agreement.

Purchase Agreement

On July 29, 2019, we entered into a $30.0 million purchase agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”), pursuant to which we were able to sell and issue to Lincoln Park, and Lincoln Park was obligated to purchase, up to $30.0 million in value of its shares of common stock from time to time over a 36-month period starting from the effective date of the respective registration statement. On April 7, 2020, we terminated the Purchase Agreement, effective April 8, 2020.

In consideration for the execution and delivery of the Purchase Agreement, we issued 413,349 shares of common stock to Lincoln Park.

Plan of operations and future funding requirements

As of December 31, 2020 and 2019 we had unrestricted cash and cash equivalents of approximately $16.8 million and $11.0 million respectively. Currently, the majority of our cash and cash equivalents, along with our marketable securities of $35.4 million, are held in certificates of deposit and U.S. treasury securities. Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, costs related to our products, clinical trials, laboratory and related supplies, supplies and materials used in manufacturing, legal and other regulatory expenses and general overhead costs.

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

The COVID-19 pandemic has impacted and may continue to impact our operations. We have established protocols for continued manufacturing, distribution and servicing of our products with safe social distancing and personal protective equipment measures and for remote work for employees not essential to on-site operations. To date these measures have been mostly successful but may not continue to function should the pandemic escalate and impact our personnel. Our hospital customers have restricted our sales team’s access to their facilities and as a result, we had significantly reduced our sales and general and administrative staffing levels to reduce expenses. Our customers may reduce their purchases of our products. Our customers may cease to comply with the terms of our sales agreements and this may impact our ability to recognize revenue and hinder receivables collections. We have a significant development contract with a United States government agency and should the agency reduce, cancel or not grant additional milestone projects our ability to continue our future product development may be impacted. Our shipping carriers’ ability to deliver our products to customers may be disrupted, although raw materials for the manufacturing of reagents is in high demand, and interruptions in supply are difficult to predict. We have reviewed our suppliers and quantities of key materials and believe we have sufficient stocks and alternate sources of critical materials including personal protective equipment should our supply chains become disrupted. As further described in Note 5, at the onset of the pandemic, we believed that the pandemic’s impact on our sales would affect the recoverability of the value of our T2-owned instruments and components. The COVID-19 pandemic also caused us to reassess our build plan and evaluate our inventories accordingly, which resulted in an additional charge to cost of product revenue for excess inventories.

Going Concern

At December 31, 2020, we had an accumulated deficit of $423.0 million. We have experienced cash outflows from operating activities over the past years and are required to maintain a minimum cash balance under our Term Loan Agreement with CRG Servicing LLC (“CRG”) (Note 6). There can be no assurance that any financing by us can be realized, or if realized, what the terms of any such financing may be, or that any amount that we are able to raise will be adequate.

While we believe that our cash, cash equivalents, marketable securities and restricted cash of $52.7 million at December 31, 2020 will be sufficient to fund our current operating plan at least a year from issuance of these financial statements, certain elements of our operating plan cannot be considered probable. Under ASC 205-40, the future receipt of potential funding from our Co-Development partners and other resources cannot be considered probable at this time because none of the plans are entirely within our control. During the year ended December 31, 2020, management implemented a cost improvement strategy which is focused on reducing operating expenses and improving cost of goods sold.

The Term Loan Agreement with CRG (Note 6) has certain covenants which require us to achieve certain annual revenue targets, whereby we are required to pay double the amount of any shortfall as an acceleration of principal payments, and maintain a minimum cash balance of $5.0 million. As of the date of these financial statements, we achieved the revenue target for the twenty-four month period ended December 31, 2020; however there are no assurances that we will achieve the revenue target for the twenty-four month period ended December 31, 2021. Should we fail to meet the revenue target, we would seek a waiver of this provision. There can be no assurances that we would be successful in obtaining a waiver. If we are unsuccessful in obtaining a waiver, we would pay the cure amount set forth under the Term Loan Agreement. While we believe we can continue as a going concern for at least a year from issuance of these financial statements, there can be no assurances that we will continue to be in compliance with the cash covenant in future periods without additional funding. In January 2021, CRG amended the Term Loan Agreement to significantly reduce the revenue covenant for the twenty-four month period ended December 31, 2021.

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

Cash flows

The following is a summary of cash flows for each of the periods set forth below:

	Year ended
	December 31,
	2020	2019
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(43,215)	$(45,361)
Investing activities	(36,261)	(761)
Financing activities	85,607	6,350
Net increase (decrease) in cash, cash equivalents and restricted cash	$6,131	$(39,772)

Net cash used in operating activities

Net cash used in operating activities was $43.2 million for the year ended December 31, 2020, and consisted primarily of a net loss of $46.8 million, an adjustment for non-cash items including stock-based compensation expense of $3.9 million, non-cash interest expense of $3.2 million, depreciation and amortization expense of $1.7 million, non-cash lease expense of $1.5 million, a change in fair value of derivative of $1.4 million, COVID-19 related impairment charge of $0.6 million of our T2-owned instruments and components, an impairment of one of our operating lease assets of $0.5 million, amortization of bond premium of $0.1 million, and a net change in operating assets and liabilities of $6.5 million. The net change in operating assets and liabilities was primarily driven by a decrease in operating lease liabilities of $2.7 million, an increase in accounts receivable of $2.2 million due to higher consumable and instrument sales shipped near quarter end, a decrease in accounts payable of $1.6 million due to timing of payments, and an increase in prepaid expenses and other assets of $1.1 million primarily related to order deposits with our contract manufacturer and increased software subscriptions, partially offset by an increase in accrued expenses of $0.4 million primarily from bonus, $0.4 million of a decrease in inventory primarily due to increased sales and an increase in deferred revenue of $0.3 million primarily due to warranty and service performance obligations associated with the recent instrument sales.

Net cash used in operating activities was $45.4 million for the year ended December 31, 2019, and consisted primarily of a net loss of $59.0 million, an adjustment for non-cash items including stock-based compensation expense of $5.5 million, non-cash interest expense of $2.4 million, depreciation and amortization expense of $2.2 million, amortization of operating lease assets of $1.4 million, and a change in fair value of derivative of $0.3 million and a net change in operating assets and liabilities of $1.9 million. The net change in operating assets and liabilities was primarily driven by a $3.7 million increase in accrued expenses primarily due to the transition of former Chief Executive Officer to Non-Executive Chairman of the Board, timing of interest payments and the final fee for CRG and an increase in accounts payable of $3.0 million due to timing of payments, partially offset by a decrease in operating lease liabilities of $2.3 million, a decrease in deferred revenue of $0.5 million as revenue under our Co-Development Agreement with Canon was fully recognized in 2019, an increase in accounts receivable of $1.0 million primarily from the BARDA contract, an increase in inventories, net, of $0.9 million to meet anticipated demand and an increase in prepaid expenses and other current assets of $0.1 million mostly related to insurance.

Net cash used in investing activities

Net cash used in investing activities was $36.3 million for the year ended December 31, 2020, and consisted of $50.7 million of purchases of marketable securities and $0.8 million of costs to acquire property and equipment, partially offset by proceeds from maturities of marketable securities of $15.3 million.

Net cash used in investing activities was $0.8 million for the year ended December 31, 2019, and consisted of costs to acquire property and equipment.

Net cash provided by financing activities

Net cash provided by financing activities was $85.6 million for the year ended December 31, 2020, and consisted primarily of net proceeds of $85.0 million under the Sales Agreement, net proceeds of $0.3 million under the Purchase Agreement and proceeds from the exercise of stock options and employee stock purchase plan of $0.3 million.

Net cash provided by financing activities was $6.4 million for the year ended December 31, 2019, and consisted primarily of net proceeds of $6.7 million under the Sales Agreement and proceeds from the exercise of stock options and employee stock purchase plan of $0.6 million which were partially offset by $0.9 million of repayments of finance leases.

Borrowing Arrangements

Term Loan Agreement

In December 2016, we entered into a Term Loan Agreement with CRG. We borrowed $40.0 million pursuant to the Term Loan Agreement, which has a six-year term with three years (through December 30, 2019) of interest-only payments, which period was extended to four years (through December 30, 2020) upon achieving the Approval Milestone, after which quarterly principal and interest payments would be due through the December 30, 2022 maturity date. Interest on the amounts borrowed under the Term Loan Agreement accrues at an annual fixed rate of (a) prior to the Approval Milestone, 12.50%, 4.0% of which may be deferred during the interest-only period by adding such amount to the aggregate principal loan amount and (b) following the Approval Milestone, 11.50%, 3.5% of which may be deferred during the interest-only period by adding such amount to the aggregate principal loan amount. In addition, if we achieve certain financial performance metrics, the loan will convert to interest-only until the December 30, 2022 maturity, at which time all unpaid principal and accrued unpaid interest will be due and payable. We are required to pay CRG a financing fee based on the loan principal amount drawn. We are also required to pay a final payment fee of 8%, subsequently amended to 10%, of the principal outstanding upon repayment. We are accruing the final payment fee as interest expense and it is included as a non-current liability at December 31, 2020 and a current liability at December 31, 2019 on the balance sheet.

The Term Loan Agreement with CRG is classified as a current liability on the balance sheet at December 31, 2019 based on our consideration of the probability of violating the 2020 revenue covenant, which in turn would trigger violation of the minimum liquidity covenant included in the Term Loan Agreement. The Term Loan Agreement with CRG is classified as a non-current liability at December 31, 2020, as we have sufficient cash, cash equivalents and marketable securities as of the date of this filing that the minimum liquidity covenant would not be triggered even upon default of the revenue covenant at December 31, 2021 as the cure would not be due until March 31, 2022. We have assessed the classification of the note payable as non-current based on facts and circumstances as of the date of this filing, specifically as it relates to achieving the minimum liquidity and revenue covenants. As of the date of this filing, we believe that should we be unable to meet such covenants as of December 31, 2021, it is probable that we would be able to pay the cure of default on March 31, 2022. Management continues to reassess at each balance sheet and filing date based on facts and circumstances and can provide no assurances regarding the probability of meeting its aforementioned covenants in future periods.

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

In January 2021, the Term Loan Agreement was amended to extend the interest-only payment period through December 31, 2022, to extend the initial principal repayment to December 31, 2022, and to significantly reduce the revenue covenant for the 24-month period beginning on January 1, 2020. We did not pay or provide any consideration in exchange for this amendment.

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

The fair value of the derivative at December 31, 2020 and 2019 is $1.0 million and $2.4 million, respectively. We classified the derivative liability as a non-current liability on the balance sheet at December 31, 2020 and a current liability at December 31, 2019 to match the classification of the related Term Loan Agreement. While our fair value assessment as of December 31, 2020 assessed the likelihood of paying contingent interest as remote within the next twelve months, and as of the date of this filing, we continue to assess and believe the probability is remote that the contingent interest will commence within the next twelve months which, accordingly, provided for the non-current classification of the derivative liability. Management continues to reassess at each balance sheet and filing date based on facts and circumstances and can provide no assurances regarding the probability of payment of the contingent interest in future periods.

Equipment Lease Credit Facility

In October 2015, we signed the $10.0 million Credit Facility (the “Credit Facility”) with Essex Capital Corporation (“Essex”) to fund capital equipment needs. As one of the conditions of the Term Loan Agreement, the Credit Facility was capped at a maximum of $5.0 million. Under the Credit Facility, Essex funded capital equipment purchases presented by us. We repaid the amounts borrowed in 36 equal monthly installments from the date of the amount funded. At the end of the 36-month lease term, we had the option to (a) repurchase the leased equipment at the lesser of fair market value or 10% of the original equipment value, (b) extend the applicable lease for a specified period of time, which will not be less than one year, or (c) return the leased equipment to the Lessor.

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

Contingent Liabilities and Commitments, Including Tax Matters

We have net deferred tax assets of $72.4 million as of December 31, 2020, which have been fully offset by a valuation allowance due to uncertainties surrounding our ability to realize these tax benefits. The deferred tax assets are primarily composed of federal net operating loss (“NOL”), tax carryforwards and research and development tax credit carryforwards. As of December 31, 2020, we had federal NOL carryforwards of $222.6 million available to reduce future taxable income, if any. Out of the total NOL carryforwards of $222.6 million, $78.7 million will expire at various dates through 2037 and $143.9 million carryforward indefinitely. As of December 31, 2020, we had state NOL carryforwards of $247.9 million, of which $215.3 million expire at various dates through 2040 and $32.6 million is carried forward indefinitely. As of December 31, 2020, we had federal tax credit carryforwards of $0.8 million and state tax credit carryforwards of $0.8 million which expire at various dates through 2040 and 2035, respectively. In 2020, we completed a 382 study of our cumulative net operating loss and tax credit carryforwards. As a result, there were limitations placed on the use of our loss and credit carryforwards. The 2019 federal and state net operating loss carryforwards of $329.6 million and $292.4 million, respectively, were determined to be limited by $149.5 million and $78.9 million, respectively. The 2019 federal and state tax credit carryforwards of $5.5 million and $3.6 million, respectively, were limited by $5.4 million and $3.2 million, respectively. The decrease in the prior year tax attributes is attributable to change of control ownership shifts which were determined for the years 2013, 2016, and 2019 which caused the reduction in the value of the historical net operating loss carryforwards. Since the limitation affected the prior period, the Company has determined that its 2019 tax footnote presentation overstated the gross net operating loss deferred tax asset and corresponding valuation allowance. However, there was no net impact to the net deferred tax asset and tax expense as the decrease in the net operating loss carryforward was offset completely by a corresponding adjustment to the Company’s overall valuation allowance. For comparative purposes, the Company’s prior year tax footnote has been revised to reflect the adjustment to the net operating losses and valuation allowance. If we experience a Section 382 ownership change in connection as a result of future changes in our stock ownership, some of which changes are outside of our control, the tax benefits related to the NOL and tax credit carryforwards may be limited or lost.

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

While our significant accounting policies are more fully described in the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, we believe that the following accounting policies are critical to the process of making significant judgments and estimates in the preparation of our financial statements and understanding and evaluating our reported financial results. See Note 2 of the notes to our consolidated financial statements appearing at the end of this Annual Report on Form 10-K for additional information on our accounting policies and significant judgements.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide this information.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors

T2 Biosystems, Inc.

Lexington, Massachusetts

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of T2 Biosystems, Inc. (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations, has an accumulated deficit, has experienced cash outflows from operating activities over the past years, has debt with both a minimum cash and product revenue covenant, and will require additional capital to fund its current operating plan, and has stated that substantial doubt exists about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of certain inventories

As described in Note 2, the Company performs an assessment of the recoverability of capitalized inventory during each reporting period and records a charge to expense for cost basis in excess of net realizable value in the period in which the impairment is first identified, writes down any excess and obsolete inventories as appropriate, and the Company classifies instruments, including raw material and work-in-process inventories, that are Company-owned or expected to be so, as a component of property and equipment based on the Company’s business model and forecast. These adjustments are based on a variety of assumptions.

We identified the estimation of the valuation of certain inventory as a critical audit matter. Management applies significant judgment in determining the net realizable value of inventories specifically related to estimated future average selling prices and future sales volumes of certain inventories. Auditing these elements required significant auditor judgment and subjectivity including the nature and extent of audit effort required to address these matters.

The primary procedures we performed to address this critical audit matter included:

•

Testing management’s process for developing the net realizable value estimate of certain inventories; evaluating the appropriateness of management’s estimated net realizable value methodology; testing the completeness, accuracy, and relevance of underlying data used in the estimate of net realizable value of certain inventories.

•

Evaluating management’s assumptions related to future average selling prices and future sales volumes by considering (i) current and past results, including recent sales, (ii) the consistency with current contract prices, and (iii) a comparison of the prior year estimates to actual results in the current year.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2018.

Boston, Massachusetts

March 31, 2021

T2 Biosystems, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$16,793	$11,033
Marketable securities	25,396	—
Accounts receivable	5,099	2,825
Inventories	3,636	3,599
Prepaid expenses and other current assets	2,660	1,438
Total current assets	53,584	18,895
Property and equipment, net	3,771	5,845
Operating lease right-of-use assets	11,034	3,360
Restricted cash	551	180
Marketable securities	10,002	—
Other assets	136	206
Total assets	$79,078	$28,486
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Notes payable	$—	$42,902
Accounts payable	2,058	3,753
Accrued expenses and other current liabilities	7,512	11,207
Derivative liability	—	2,425
Deferred revenue	230	285
Total current liabilities	9,800	60,572
Notes payable, net of current portion	45,235	—
Operating lease liabilities, net of current portion	10,533	1,873
Deferred revenue, net of current portion	424	46
Derivative liability	1,010	—
Other liabilities	3,350	—
Commitments and contingencies (see Note 13)
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 148,078,974 and 50,651,535 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively	148	51
Additional paid-in capital	431,544	342,121
Accumulated other comprehensive income	9	—
Accumulated deficit	(422,975)	(376,177)
Total stockholders’ equity (deficit)	8,726	(34,005)
Total liabilities and stockholders’ equity (deficit)	$79,078	$28,486

See accompanying notes to consolidated financial statements.

T2 Biosystems, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

	Year ended
	December 31,
	2020	2019
Revenue:
Product revenue	$11,677	$5,327
Research revenue	11	563
Contribution revenue	6,442	2,445
Total revenue	18,130	8,335
Costs and expenses:
Cost of product revenue	21,280	16,763
Research and development	16,919	16,326
Selling, general and administrative	21,287	27,304
Total costs and expenses	59,486	60,393
Loss from operations	(41,356)	(52,058)
Other income (expense):
Interest income	14	1
Interest expense	(5,518)	(7,349)
Other income, net	62	400
Total other expense	(5,442)	(6,948)
Net loss	(46,798)	(59,006)
Net loss per share — basic and diluted	$(0.39)	$(1.30)
Weighted-average number of common shares used in computing net loss per share — basic and diluted	121,331,464	45,507,754

Other comprehensive loss:
Net loss	$(46,798)	$(59,006)
Change in net unrealized gain on marketable securities, net of taxes:
Net unrealized gain on marketable securities arising during the period	13	—
Less: net realized gain on marketable securities included in net loss	(4)	—
Net unrealized gain on marketable securities	9	—
Comprehensive loss	$(46,789)	$(59,006)

See accompanying notes to consolidated financial statements.

T2 Biosystems, Inc.

Consolidated Statements of Stockholders’ Equity (Deficit)

(In thousands, except share and per share data)

	Common		Additional		Accumulated Other	Total
	Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity (Deficit)
Balance at December 31, 2018	44,175,441	$44	$328,514	$(317,171)	$—	$11,387
Stock-based compensation expense	—	—	5,458	—	—	5,458
Issuance of common stock from vesting of restricted stock, exercise of stock options and employee stock purchase plan	576,245	1	581	—	—	582
Issuance of common stock from secondary public offering, net of offering costs of $175	5,486,500	6	6,644	—	—	6,650
Change in fair value of warrants upon modification	—	—	264	—	—	264
Issuance of warrants	—	—	660	—	—	660
Shares issued in connection with purchase agreement	413,349	—	—	—	—	—
Net loss	—	—	—	(59,006)	-	(59,006)
Balance at December 31, 2019	50,651,535	51	342,121	(376,177)	—	(34,005)
Stock-based compensation expense	—	—	3,913	—	—	3,913
Issuance of common stock from vesting of restricted stock, exercise of stock options and employee stock purchase plan	907,272	—	296	—	—	296
Issuance of common stock from secondary public offerings, net of offering costs of $3.0 million	96,520,167	97	85,214	—	—	85,311
Unrealized gain on marketable securities	—	—	—	—	9	9
Net loss	—	—	—	(46,798)		(46,798)
Balance at December 31, 2020	148,078,974	$148	$431,544	$(422,975)	$9	$8,726

See accompanying notes to consolidated financial statements.

T2 Biosystems, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year ended
	December 31,
	2020	2019
Cash flows from operating activities
Net loss	$(46,798)	$(59,006)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,710	2,197
Amortization of bond premium	72	—
Amortization of operating lease right-of-use assets	1,446	1,445
Stock-based compensation expense	3,913	5,458
Change in fair value of derivative instrument	(1,415)	283
Gain on disposal of property and equipment	(2)	(3)
Impairment of operating lease asset	523	—
Impairment of property and equipment	636	—
Non-cash interest expense	3,238	2,407
Changes in operating assets and liabilities:
Accounts receivable	(2,274)	(1,039)
Prepaid expenses and other assets	(1,152)	(98)
Inventories	441	(914)
Accounts payable	(1,652)	2,960
Accrued expenses and other liabilities	439	3,708
Deferred revenue	323	(499)
Operating lease liabilities	(2,663)	(2,260)
Net cash used in operating activities	(43,215)	(45,361)
Cash flows from investing activities
Purchases of marketable securities	(50,711)	—
Proceeds from maturities of marketable securities	15,250	—
Proceeds from sale of property and equipment	4	—
Purchases and manufacture of property and equipment	(804)	(761)
Net cash used in investing activities	(36,261)	(761)
Cash flow from financing activities
Proceeds from issuance of common stock in public offering, net of offering costs	85,311	6,650
Proceeds from issuance of shares from employee stock purchase plan and stock option exercises	296	582
Principal repayments of finance leases	—	(882)
Net cash provided by financing activities	85,607	6,350
Net increase (decrease) in cash, cash equivalents and restricted cash	6,131	(39,772)
Cash, cash equivalents and restricted cash at beginning of period	11,213	50,985
Cash, cash equivalents and restricted cash at end of period	$17,344	$11,213

See accompanying notes to consolidated financial statements.

T2 Biosystems, Inc.

Consolidated Statements of Cash Flows (Continued)

(In thousands)

	Year ended
	December 31,
Reconciliation of cash, cash equivalents and restricted cash at end of period	2020	2019
Cash and cash equivalents	$16,793	$11,033
Restricted cash	551	180
Total cash, cash equivalents and restricted cash	$17,344	$11,213

	Year ended
	December 31,
	2020	2019
Supplemental disclosures of cash flow information
Cash paid for interest	$3,692	$4,659
Supplemental disclosures of noncash activities
Transfer of T2 owned instruments and components to (from) inventory	$478	$(8)
Right-of-use assets obtained in exchange for new operating lease liabilities	$9,602	$4,805
Change in fair value of warrants issued and modified	$—	$924
Purchases of property and equipment included in accounts payable and accrued expenses	$41	$107

See accompanying notes to consolidated financial statements.

T2 Biosystems, Inc.

Notes to Consolidated Financial Statements

1. Nature of Business

T2 Biosystems, Inc. and subsidiary (the “Company,” “we,” or “T2”) have operations based in Lexington, Massachusetts; T2 Biosystems, Inc. was incorporated on April 27, 2006 as a Delaware corporation. The Company is an in vitro diagnostics company that has developed an innovative and proprietary technology platform that offers a rapid, sensitive and simple alternative to existing diagnostic methodologies. The Company is using its T2 Magnetic Resonance technology (“T2MR”) to develop a broad set of applications aimed at lowering mortality rates, improving patient outcomes and reducing the cost of healthcare by helping medical professionals make targeted treatment decisions earlier. T2MR enables rapid detection of pathogens, biomarkers and other abnormalities in a variety of unpurified patient sample types, including whole blood, plasma, serum, saliva, sputum, cerebral spinal fluid and urine, and can detect cellular targets at limits of detection as low as one colony forming unit per milliliter (“CFU/mL”). The Company’s initial development efforts target sepsis, which is an area of significant unmet medical need in which existing therapies could be more effective with improved diagnostics. On September 22, 2014, the Company received market clearance from the U.S. Food and Drug Administration (“FDA”) for its first two products, the T2Dx® Instrument (the “T2Dx”) and T2Candida® Panel (“T2Candida”). On May 24, 2018, the Company received market clearance from the FDA for its T2Bacteria® Panel (“T2Bacteria”). On February 6, 2019, the FDA granted the Company’s T2ResistanceTM Panel (“T2Resistance”) designation as a Breakthrough Device. On August 2, 2019, the Center for Medicare & Medicaid Services (CMS) granted approval for a New Technology Add-on Payment (NTAP) for the T2Bacteria Panel for fiscal year 2020 and in September 2020, CMS extended the approval for 2021. On November 20, 2019, the Company’s T2Resistance Panel was granted a CE-Mark. On June 30, 2020, the Company announced the U.S. launch of its COVID-19 molecular diagnostic test, the T2SARS-CoV-2 Panel, after validation of the test meeting the FDA’s requirements for an Emergency Use Authorization (EUA). In August 2020, the FDA issued EUA for the Company’s T2SARS-CoV-2 Panel. The test is designed to detect the presence of the SARS-CoV-2 virus in a nasopharyngeal swab sample.

The Company has devoted substantially all of its efforts to research and development, business planning, recruiting management and technical staff, acquiring operating assets, raising capital, and the commercialization and improvement of its existing products.

Liquidity and Going Concern

At December 31, 2020, the Company has cash, cash equivalents, marketable securities and restricted cash of $52.7 million, an accumulated deficit of $423.0 million and has experienced cash outflows from operating activities over the past years. The future success of the Company is dependent on its ability to successfully commercialize its products, obtain regulatory clearance for and successfully launch its future product candidates, obtain additional capital and ultimately attain profitable operations. Historically, the Company has funded its operations primarily through its August 2014 initial public offering, its December 2015 public offering, its September 2016 private investment in public equity (“PIPE”) financing, its September 2017 public offering, its June 2018 public offering, its July 2019 establishment of an Equity Distribution Agreement and Equity Purchase Agreement (Note 7), private placements of redeemable convertible preferred stock and through debt financing arrangements.

The Company is subject to a number of risks similar to other early commercial stage life science companies, including, but not limited to commercially launching the Company’s products, development and market acceptance of the Company’s product candidates, development by its competitors of new technological innovations, protection of proprietary technology, and raising additional capital.

The COVID-19 pandemic has impacted and may continue to impact operations. The Company has established protocols for continued manufacturing, distribution and servicing of its products with safe social distancing and personal protective equipment measures and for remote work for certain employees not essential to on-site operations. To date these measures have been mostly successful but may not continue to function should the pandemic escalate and impact personnel. The Company’s hospital customers have restricted the sales team’s access to their facilities and as a result, the Company had significantly reduced its sales and general and administrative staffing levels to reduce expenses. Although the Company did not see any material impact to accounts receivable during the year ended December 31, 2020, the Company’s exposure may increase if its customers are adversely affected by the COVID-19 pandemic. Customers may reduce their purchases of products, depending on their needs and cash flow, which could negatively impact revenue. The Company has a significant development contract with a United States government agency and should the agency reduce, cancel or not grant additional milestone projects, the Company’s ability to continue its future product development may be impacted. The ability of the Company’s shipping carriers to deliver products to customers may be disrupted. The Company has reviewed its suppliers and quantities of key materials and believes that it has sufficient stocks and alternate sources of critical materials including personal protective equipment should the supply chains become disrupted, although raw materials for the manufacturing of reagents is in high demand, and interruptions in supply are difficult to predict. As further described in Note 5, at the onset of the pandemic, the Company believed the pandemic’s impact on its sales would affect the recoverability of the value of T2-owned instruments and components. The COVID-19 pandemic also caused the Company to reassess its build plan and evaluate its inventories accordingly, which resulted in an additional charge to cost of product revenue for excess inventories.

Since FDA authorization was obtained to market the T2Dx, T2Candida, and T2Bacteria, and EUA for T2SARS-CoV-2, the Company has incurred significant commercialization expenses related to product sales, marketing, manufacturing and distribution. The Company may seek to fund its operations through public equity, private equity or debt financings, as well as other sources. However, the Company may be unable to raise additional funds or enter into such other arrangements when needed, on favorable terms, or at all. The Company’s failure to raise capital or enter into such other arrangements if and when needed would have a negative impact on the Company’s business, results of operations, financial condition and the Company’s ability to develop and commercialize T2Dx, T2Candida, T2Bacteria, T2SARS-CoV-2, and other product candidates.

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

While the Company believes that its cash, cash equivalents, marketable securities and restricted cash of $52.7 million at December 31, 2020 will be sufficient to fund our current operating plan at least a year from issuance of these financial statements, certain elements of our operating plan cannot be considered probable. Under ASC 205-40, the future receipt of potential funding from our Co-Development partners and other resources cannot be considered probable at this time because none of the plans are entirely within our control. During the year ended December 31, 2020, management implemented a cost improvement strategy which is focused on reducing operating expenses and improving cost of goods sold.

The Term Loan Agreement with CRG Servicing LLC (“CRG”) (Note 6) has certain covenants which require the Company to achieve certain annual revenue targets, whereby the Company is required to pay double the amount of any shortfall as an acceleration of principal payments, and maintain a minimum cash balance of $5.0 million. As of the date of these financial statements, the Company achieved the revenue target of $15.0 million for the twenty-four month period ended December 31, 2020; however there are no assurances that we will achieve the revenue target for the twenty-four month period ended December 31, 2021. Should we fail to meet the revenue target, we would seek a waiver of this provision. There can be no assurances that we would be successful in obtaining a waiver. If we are unsuccessful in obtaining a waiver, we would pay the cure amount set forth under the Term Loan Agreement. While we believe we can continue as a going concern for at least a year from issuance of these financial statements, there can be no assurances that we will continue to be in compliance with the cash covenant in future periods without additional funding. In January 2021, CRG amended the Term Loan Agreement to significantly reduce the revenue covenant for the twenty-four month period ended December 31, 2021.

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

Geographic Information

The Company sells its products domestically and internationally. International sales to a single country did not exceed 10% of total revenue in any year. Total international sales were approximately $2.0 million or 11% of total revenue in 2020 and $2.8 million or 34% of total revenue in 2019.

As of December 31, 2020 and 2019, the Company had outstanding receivables of $0.5 million and $1.2 million, respectively, from customers located outside of the U.S.

Off‑Balance Sheet Risk and Concentrations of Risk

The Company has no significant off-balance sheet risks, such as foreign exchange contracts, option contracts, or other foreign hedging arrangements. Cash and cash equivalents are financial instruments that potentially subject the Company to concentrations of credit risk. At December 31, 2020, substantially all of the Company’s cash, cash equivalents and marketable securities were deposited in accounts at two financial institutions, with the majority of marketable securities invested in certificates of deposit and U.S. treasury securities. At December 31, 2019, substantially all of the Company’s cash was deposited in accounts at one financial institution, with a portion invested in money market funds that are invested in short-term U.S. government agency securities. The Company maintains its cash deposits, which at times may exceed the federally insured limits, with a large financial institution and, accordingly, the Company believes such funds are subject to minimal credit risk.

The Company derived approximately 36% of its total revenue from one customer for the year ended December 31, 2020 and 19% of its total revenue from the same customer for the year ended December 31, 2019. For the year ended December 31, 2020, the Company derived approximately 11% of its total revenue from a second customer and 6% of its total revenue from a third customer. For the year ended December 31, 2019, the Company derived approximately 11% of its total revenue from a second customer and 8% of its total revenue from a third customer.

At December 31, 2020, the Company had two customers that represented 20% and 17%, respectively, of its accounts receivable balance. At December 31, 2019, the Company had two customers that represented 27% and 10%, respectively, of its accounts receivable balance.

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

Cash Equivalents

Cash equivalents include all highly liquid investments with original maturities of 90 days or less. Cash equivalents consist of certificates of deposit and government securities as of December 31, 2020 and money market funds invested in short-term U.S. government agency securities as of December 31, 2019.

Marketable Securities

The Company’s marketable securities typically consist of certificates of deposit and U.S. treasury securities, which are classified as available-for-sale and included in current and non-current assets. Available-for-sale debt securities are carried at fair value with unrealized gains and losses reported as a component of stockholders’ equity (deficit) in accumulated other comprehensive income. Realized gains and losses, if any, are included in other income in the consolidated statements of operations.

Available-for-sale securities are reviewed for possible impairment at least quarterly, or more frequently if circumstances arise that may indicate impairment. When the fair value of the securities declines below the amortized cost basis, impairment is indicated and it must be determined whether it is other than temporary. Impairment is considered to be other than temporary if the Company: (i) intends to sell the security, (ii) will more likely than not be forced to sell the security before recovering its cost, or (iii) does not expect to recover the security’s amortized cost basis. If the decline in fair value is considered other than temporary, the cost basis of the security is adjusted to its fair market value and the realized loss is reported in earnings. Subsequent increases or decreases in fair value are reported as a component of stockholders’ equity (deficit) in accumulated other comprehensive income. There were no other-than-temporary unrealized losses as of December 31, 2020.

The following table summarizes the Company’s marketable securities at December 31, 2020 (in thousands):

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$1,250	$1	$—	$1,251
U.S. treasury securities	34,139	8	—	34,147
Total	$35,389	$9	$—	$35,398

The following table summarizes the maturities of the Company’s marketable securities at December 31, 2020 (in thousands):

	December 31, 2020
	Amortized Cost	Fair Value
Due in less than 1 year	$25,387	$25,396
Due in 1-2 years	10,002	10,002
Total	$35,389	$35,398

Accounts Receivable

The Company’s accounts receivable consists of amounts due from product sales to commercial customers and from research and development arrangements with partners. At each reporting period, management reviews historical loss information, characteristics of our customers, our credit practices and the economic conditions, along with all outstanding balances to determine if the facts and circumstances indicate the need for a credit loss allowance. The Company does not require collateral and did not have an allowance for doubtful accounts at December 31, 2020 or 2019.

Inventories

Inventories are stated at the lower of cost or net realizable value. The Company determines the cost of its inventories, which includes amounts related to materials, direct labor, and manufacturing overhead, on a first-in, first-out basis. The Company performs an assessment of the recoverability of capitalized inventory during each reporting period and records a charge to expense for cost basis in excess of net realizable value in the period in which the impairment is first identified, and writes down any excess and obsolete inventories as appropriate. Shipping and handling costs incurred for inventory purchases are capitalized and recorded upon sale in cost of product revenues in the consolidated statements of operations and comprehensive loss or are included in the value of T2-owned instruments and components, a component of property and equipment, net, and depreciated.

The Company capitalizes inventories in preparation for sales of products when the related product candidates are considered to have a high likelihood of regulatory clearance, which for the T2Dx Instrument, T2Candida and T2Bacteria was upon the achievement of regulatory clearance and upon EUA for T2SARS-CoV-2, and the related costs are expected to be recoverable through sales of the inventories. In addition, the Company capitalizes inventories related to the manufacture of instruments that have a high likelihood of regulatory clearance, which for the T2Dx Instrument was upon the achievement of regulatory clearance, and will be retained as the Company’s assets, upon determination that the instrument has alternative future uses. In determining whether or not to capitalize such inventories, the Company evaluates, among other factors, information regarding the product candidate’s status of regulatory submissions and communications with regulatory authorities, the outlook for commercial sales and alternative future uses of the product candidate. Costs associated with development products prior to satisfying the inventory capitalization criteria are charged to research and development expense as incurred.

The Company classifies instruments that are T2-owned, as a component of property and equipment. Raw material and work-in-process inventories that are expected to be used to produce T2-owned instruments, based on the Company’s business model and forecast, are also classified as property and equipment. T2-owned instruments are instruments that are manufactured and placed with customers in connection with reagent rental agreements, or are used for internal purposes.

The components of inventory consist of the following (in thousands):

	December 31,	December 31,
	2020	2019
Raw materials	$1,496	$1,617
Work-in-process	1,374	1,227
Finished goods	766	755
Total inventories, net	$3,636	$3,599

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

For certain financial instruments, including accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses, the carrying amounts approximate their fair values as of December 31, 2020 and 2019 because of their short-term nature. At December 31, 2020 and 2019, the fair value of the derivative liability was determined using Level 3 inputs using a valuation model that includes assumptions from the Company (Note 3).

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

Revenue Recognition

The Company generates revenue from the sale of instruments, consumable diagnostic tests, related services, reagent rental agreements and research and development agreements with third parties. Pursuant to ASC 606, Revenue from Contracts with Customers (“ASC 606”), the Company determines revenue recognition through the following steps:

•	Identification of a contract with a customer
•	Identification of the performance obligations in the contract
•	Determination of the transaction price
•	Allocation of the transaction price to the performance obligations
•	Recognition of revenue as a performance obligation is satisfied.

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

Most of the Company’s contracts with distributors in geographic regions outside the United States contain only a single performance obligation, whereas most of the Company’s contracts with direct sales customers in the United States contain multiple performance obligations. For these contracts, the Company accounts for individual performance obligations separately if they are distinct. The transaction price is allocated to the separate performance obligations on a relative standalone selling price basis. Excluded from the transaction price are sales tax and other similar taxes which are presented on a net basis.

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

The Company either sells instruments to customers and international distributors, or retains title and places the instrument at the customer site pursuant to a reagent rental agreement. When an instrument is purchased by a customer or international distributor, the Company recognizes revenue when the related performance obligation is satisfied (i.e. when the control of an instrument has passed to the customer; typically, at shipping point).

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

Pursuant to ASU No. 2018-08, Not-For-Profit Entities – Clarifying the Scope and the Accounting Guidance for Contributions Received and Contributions Made (“ASU 2018-08”), grants received, including cost reimbursement agreements, are assessed to determine if the agreement should be accounted for as an exchange transaction or a contribution. An agreement is accounted for as a contribution if the resource provider does not receive commensurate value in return for the assets transferred. Contribution revenue is recognized when all donor-imposed conditions have been met.

The Company has a significant development contract with BARDA and should BARDA reduce, cancel or not grant additional milestone projects the Company’s ability to continue our future product development may be impacted.

Disaggregation of Revenue

The Company disaggregates revenue from contracts with customers by type of products and services, as it best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. The following table disaggregates total revenue by major source (in thousands):

	Year ended
	December 31,
	2020	2019
Product Revenue
Instruments	$3,139	$2,280
Consumables	8,423	2,863
Instrument Rentals	115	184
Total Product Revenue	11,677	5,327
Research Revenue	11	563
Contribution Revenue	6,442	2,445
Total Revenue	$18,130	$8,335

Remaining Performance Obligations

Remaining performance obligations represent the transaction price of firm orders for which work has not been performed or goods and services have not been delivered. As of December 31, 2020 and 2019, the aggregate amount of transaction price allocated to remaining performance obligations for contracts with an original duration greater than one year was $0.5 million and $0.2 million, respectively. The Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which it recognizes revenue at the amount to which it has the right to invoice for services performed. The Company expects to recognize revenue on the remaining performance obligations over the next 23 months.

Significant Judgments

Certain contracts with customers include promises to transfer multiple products and services to a customer. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. Once the performance obligations are determined, the Company determines the transaction price, which includes estimating the amount of variable consideration, based on the most likely amount, to be included in the transaction price, if any. The Company then allocates the transaction price to each performance obligation in the contract based on a relative stand-alone selling price method. The corresponding revenue is recognized as the related performance obligations are satisfied as discussed in the revenue categories above.

Judgment is required to determine the standalone selling price for each distinct performance obligation. The Company determines standalone selling price based on the price at which the performance obligation is sold separately. If the standalone selling price is not observable through past transactions, we estimate the standalone selling price taking into account available information such as a range of selling prices, market conditions and the expected costs and margin related to the performance obligations.

Contract Assets and Liabilities

The Company did not record any contract assets at December 31, 2020 and 2019.

The Company’s contract liabilities consist of upfront payments for research and development contracts and maintenance services on instrument sales. Contract liabilities are classified in deferred revenue as current or noncurrent based on the timing of when revenue is expected to be recognized.  At December 31, 2020 and 2019, the Company had contract liabilities of $0.6 million and $0.2 million, respectively. Revenue recognized in the year-ended December 31, 2020 relating to contract liabilities at December 31, 2019 was $0.2 million, and related to straight-line revenue recognition associated with maintenance agreements.

Costs to Obtain and Fulfill a Contract

The Company capitalizes commission expenses paid to sales personnel that are recoverable and incremental to obtaining capital purchase agreements within the United States. These costs are classified as prepaid expenses and other current assets and other assets, based on their current or non-current nature, respectively. The Company capitalizes only those costs that are determined to be incremental and would not have occurred absent the customer contract. These capitalized costs are amortized as selling, general and administrative costs on a straight line basis over the expected period of benefit. These costs are reviewed periodically for impairment.

At December 31, 2020, the Company capitalized costs to fulfill contracts of $0.1 million in prepaid and other current assets and $0.1 million in other non-current assets. At December 31, 2019, no costs to obtain or fulfill contracts were capitalized.

Cost of Product Revenue

Cost of product revenue includes the cost of materials, direct labor and manufacturing overhead costs used in the manufacture of consumable diagnostic tests sold to customers, related warranty and license and royalty fees. Cost of product revenue also includes depreciation on T2-owned revenue generating T2Dx instruments that have been placed with customers under reagent rental agreements; costs of materials, direct labor and manufacturing overhead costs on the T2Dx instruments sold to customers; and other costs such as customer support costs, royalties and license fees, warranty and repair and maintenance expense on the T2Dx instruments that have been placed with customers under reagent rental agreements.

Research and Development Costs

Costs incurred in the research and development of the Company’s product candidates are expensed as incurred. Research and development expenses consist of costs incurred in performing research and development activities, including activities associated with performing services under research revenue arrangements, costs associated with the enhancements of developed products and include salaries and benefits, stock compensation, research‑related facility and overhead costs, laboratory supplies, equipment and contract services.

Impairment of Long-lived Assets

The Company reviews long‑lived assets, including capitalized T2 owned instruments and components and capitalized costs to fulfill a contract, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If indications of impairment exist, projected future undiscounted cash flows associated with the asset or asset group are compared to the carrying amount to determine whether the asset’s value is recoverable. During this review, the Company reevaluates the significant assumptions used in determining the original cost and estimated lives of long‑lived assets. Although the assumptions may vary from asset to asset, they generally include operating results, changes in the use of the asset, cash flows and other indicators of value. Management then determines whether the remaining useful life continues to be appropriate or whether there has been an impairment of long‑lived assets based primarily upon whether expected future undiscounted cash flows are sufficient to support the assets’ recovery. If impairment exists, the Company would adjust the carrying value of the asset to fair value, generally determined by a discounted cash flow analysis. If the carrying value of the asset exceeds such projected undiscounted cash flows, the asset will be written down to its estimated fair value. The Company recorded an impairment of property and equipment of $0.6 million and an impairment of an operating lease asset of $0.5 million during the year ended December 31, 2020 and did not record any impairment expense during the year ended December 31, 2019.

Comprehensive Loss

Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non‑owner sources. Comprehensive loss consists of net loss and other comprehensive loss, which includes certain changes in equity that are excluded from net loss. The Company had a net change in available-for-sale securities for the year ended December 31, 2020. The Company’s comprehensive loss equals reported net loss for the year ended December 31, 2019.

Stock-Based Compensation

The Company issues stock-based awards to employees, generally in the form of stock options, restricted stock units and restricted stock awards. The Company accounts for stock-based awards in accordance with FASB ASC Topic 718, Compensation-Stock Compensation, or ASC 718. ASC 718 requires all stock-based payments to employees, including grants of employee stock options, restricted stock units, and modifications to existing stock options, to be recognized in the consolidated statements of operations and comprehensive loss based on their grant date fair values. The Company recognized the compensation cost of stock-based awards to employees on a straight-line basis over the vesting period.

The Company estimates the fair value of the stock-based awards to employees using the Black-Scholes-Merton option pricing model, which requires the input of highly subjective assumptions, including (a) the expected volatility of the stock, (b) the expected term of the award, (c) the risk-free interest rate and (d) expected dividends. The Company estimates expected volatility based on the historical volatility of the stock using the daily closing prices during the equivalent period of the calculated expected term of its stock‑based awards. The Company has estimated the expected life of the employee stock options using the “simplified” method, whereby the expected life equals the average of the vesting term, and the original contractual term of the option. The risk-free interest rates for periods within the expected life of the option are based on the U.S. Treasury yield curve in effect during the period in which the options were granted. The Company has not paid, and does not anticipate paying, cash dividends on shares of common stock; therefore, the expected dividend yield is assumed to be zero.

The Company elected an accounting policy to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from the estimates. Historical data is used to estimate pre-vesting option forfeitures and stock-based compensation expense is only recorded for those awards that are expected to vest. To the extent that actual forfeitures differ from the estimates, the difference is recorded as a cumulative adjustment in the period the estimates were revised. Stock-based compensation expense recognized in the financial statements is based on awards that are ultimately expected to vest. If the actual forfeiture rate is materially different from the estimate, stock-based compensation expense could be different from what we have recorded in the current period.

The Company estimates the fair value of restricted stock units with market conditions on the date of grant using a Monte Carlo simulation. The compensation cost for restricted stock units with market conditions is being recorded over the derived service period. If a market condition is achieved prior to completion of the derived service period, the remaining compensation cost will be recognized immediately.

These assumptions used to determine stock compensation expense represent the Company’s best estimates, but the estimates involve inherent uncertainties and the application of judgment. As a result, if factors change and the Company uses significantly different assumptions or estimates, stock-based compensation expense could be materially different. Refer to Note 8 for further details on the Company’s stock-based compensation plan.

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

As of December 31, 2020 and December 31, 2019, the Company had not experienced any material losses related to these indemnification obligations, and no material claims with respect thereto were outstanding. The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related reserves were established.

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

Accounting Standards Adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This ASU requires measurement and recognition of expected credit losses for financial assets. The Company adopted ASU 2016-13 on January 1, 2020. The adoption did not have a material impact on the Company’s financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (“ASU 2018-13”), which eliminates, adds and modifies certain disclosure requirements for fair value measurements. The Company adopted ASU 2018-13 on January 1, 2020. The results of adoption are presented in Note 3.

In November 2018, the FASB issued ASU No. 2018-18, Collaborative Arrangements (“ASU 2018-18”), which clarifies the interaction between ASC 808, Collaborative Arrangements and ASC 606, Revenue from Contracts with Customers. Certain transactions between participants in a collaborative arrangement should be accounted for under ASC 606 when the counterparty is a customer. In addition, ASU 2018-18 precludes an entity from presenting consideration from a transaction in a collaborative arrangement as revenue if the counterparty is not a customer for that transaction. ASU 2018-18 should be applied retrospectively to the date of initial application of ASC 606. The Company adopted ASU 2018-18 on January 1, 2020. The adoption did not have a material impact on the Company’s financial statements.

Accounting Standards Issued, Not Adopted

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes: Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new guidance also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2020, with early adoption permitted. Adoption of the standard requires certain changes to be made prospectively, with some changes to be made retrospectively. The Company does not expect the adoption of this standard to have a material impact on its financial position, results of operations or cash flows.

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity's Own Equity (Subtopic 815-40)—Accounting for Convertible Instruments and Contracts in an Entity's Own Equity (“ASU 2020-06”), which simplifies accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity’s own equity. The standard is effective for fiscal years ending after December 15, 2021, with early adoption permitted for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. The Company is currently evaluating the impact that this new standard will have on its financial statements.

3. Fair Value Measurements

The Company measures the following financial assets at fair value on a recurring basis. There were no transfers between levels of the fair value hierarchy during any of the periods presented. The following tables set forth the Company’s financial assets and liabilities carried at fair value categorized using the lowest level of input applicable to each financial instrument as of December 31, 2020 and 2019 (in thousands):

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Balance at	Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2020	(Level 1)	(Level 2)	(Level 3)
Assets:
Certificates of deposit	$1,251	$—	$1,251	$—
US Treasury securities	34,147	34,147	—	—
Restricted cash	551	551	—	—
	$35,949	$34,698	$1,251	$—

Liabilities:
Derivative liability	$1,010	$—	$—	$1,010
	$1,010	$—	$—	$1,010

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Balance at	Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2019	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$4,301	$4,301	$—	$—
Restricted cash	180	180	—	—
	$4,481	$4,481	$—	$—

Liabilities:
Derivative liability	$2,425	$—	$—	$2,425
	$2,425	$—	$—	$2,425

The Company’s cash equivalents and available-for-sale marketable securities are comprised of certificates of deposit and government securities. Securities are classified as cash equivalents when the original maturities are within 90 days of the purchase dates. The Company also maintains money market accounts classified as restricted cash for $0.6 million at December 31, 2020 and certificates of deposit classified as restricted cash for $0.2 million at December 31, 2019 (Note 4).

The Company has a single compound derivative related to its Term Loan Agreement with CRG (the “Term Loan Agreement”) (Note 6), which is required to be re-measured at fair value on a quarterly basis.

The fair value of the derivative at December 31, 2020 and December 31, 2019 is $1.0 million and $2.4 million, respectively, and is classified as a non-current liability on the balance sheet at December 31, 2020, and a current liability at December 31, 2019 to match the classification of the related Term Loan Agreement (Note 6). While the Company’s fair value assessment as of December 31, 2020 assessed the likelihood of paying contingent interest as remote within the next twelve months and as of the date of this filing the Company continues to assess and believes the probability is remote that the contingent interest will commence within the next twelve months which, accordingly, provided for the non-current classification of the derivative liability. Management continues to reassess at each balance sheet and filing date based on facts and circumstances and can provide no assurances regarding the probability of payment of the contingent interest in future periods.

The estimated fair value of the derivative at December 31, 2020 was determined using a probability-weighted discounted cash flow model that includes contingent interest payments under the following scenarios:

Range
4% contingent interest beginning in 2021	0%
4% contingent interest beginning in 2022	90%

The following table provides a roll-forward of the fair value of the derivative liability (in thousands):

Balance at December 31, 2018	$2,142
Change in fair value of derivative liability, recorded as interest expense	283
Balance at December 31, 2019	2,425
Change in fair value of derivative liability, recorded as interest expense	(1,415)
Balance at December 31, 2020	$1,010

4. Restricted Cash

The Company is required to maintain security deposits for its operating lease agreement for the duration of the lease agreement and for a particular credit card program as long as it is in place. At December 31, 2020, the Company had money market accounts for $0.6 million, which represented collateral as security deposits for its operating lease agreements for two facilities. At December 31, 2019, the Company had certificates of deposit for $0.2 million, which represented collateral as security deposits for its operating lease agreement for its facility and for a particular credit card program which was no longer in place as of December 31, 2020.

5. Supplemental Balance Sheet Information

Property and Equipment

Property and equipment consists of the following (dollar amounts in thousands)

	Estimated Useful	December 31,	December 31,
	Life (Years)	2020	2019
Office and computer equipment	3	$538	$538
Software	3	762	762
Laboratory equipment	5	5,179	4,747
Furniture	5-7	197	194
Manufacturing equipment	5	672	672
Manufacturing tooling and molds	0.5-5	255	255
T2-owned instruments and components	5	5,001	6,775
Leasehold improvements	Lesser of useful life or remaining lease term	3,691	3,497
Construction in progress	n/a	1,733	1,641
		18,028	19,081
Less accumulated depreciation and amortization		(14,257)	(13,236)
Property and equipment, net		$3,771	$5,845

Construction in progress is primarily comprised of equipment that has not been placed in service. T2-owned instruments and components is comprised of raw materials and work-in-process inventory that are expected to be used or used to produce T2-owned instruments, based on the Company’s business model and forecast, and completed instruments that will be used for internal research and development, clinical studies or reagent rental agreements with customers. At December 31, 2020, there were $0.3 million of raw materials and work-in-process inventory in T2-owned instruments and components compared to $0.6 million at December 31, 2019. Completed T2-owned instruments are placed in service once installation procedures are completed and are depreciated over five years. Depreciation expense for T2-owned instruments placed at customer sites pursuant to reagent rental agreements is recorded as a component of cost of product revenue and totaled $0.3 million and $0.8 million for the year ended December 31, 2020 and 2019, respectively. Depreciation expense for T2-owned instruments used for internal research and development and clinical studies is recorded as a component of research and development expense.

Depreciation and amortization expense of $1.7 million and $2.2 million was charged to operations for the years ended December 31, 2020 and 2019, respectively.

At the beginning of the COVID-19 pandemic, the Company believed the pandemic would reduce product sales and impair the ability to recover the cost of the T2-owned instruments and components. The Company assessed the impact on the related cash flows of the T2-owned instruments and reduced the respective carrying values by $0.6 million as of December 31, 2020, which is recorded as cost of product revenue impairment expense.

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	December 31,	December 31,
	2020	2019
Accrued payroll and compensation	$3,629	$3,193
Accrued final fee	—	2,445
Accrued research and development expenses	751	267
Accrued professional services	421	511
Accrued interest	940	908
Operating lease liabilities	1,151	1,983
Other accrued expenses	620	1,900
Total accrued expenses and other current liabilities	$7,512	$11,207

At December 31, 2019, a fee associated with the Company’s Term Loan Agreement (Note 6) of $2.4 million is included as accrued final fee in the table above to match the current classification of the associated debt. At December 31, 2020, the Company’s Term Loan Agreement with CRG and the associated fee of $3.4 million are classified as non-current liabilities. At December 31, 2020, included within other accrued expenses in the table above is $0.2 million related to Mr. McDonough’s transition payments and health benefits. Included within other accrued expenses and accrued payroll and compensation in the table above, at December 31, 2019, are $1.0 million and $0.2 million, respectively, related to the Transition Agreement (Note 13).

6. Notes Payable

Future principal payments on the notes payable as of December 31, 2020 are as follows (in thousands):

Year ended December 31,
2021	$—
2022	48,077
2023	—
2024	—
2025	—
Total before unamortized discount and issuance costs	48,077
Less: paid-in-kind interest	(1,669)
Less: unamortized discount and issuance costs	(1,173)
Total notes payable	$45,235

The Term Loan Agreement with CRG is classified as a non-current liability at December 31, 2020 as the Company has sufficient cash, cash equivalents and marketable securities as of the date of this filing that the minimum liquidity covenant would not be triggered even upon default of the revenue covenant at December 31 2020, as the cure would not be due until March 31, 2022. The Term Loan Agreement with CRG is classified as a current liability on the balance sheet at December 31, 2019, based on the Company’s consideration of the probability of violating the 2020 revenue covenant, which in turn would trigger violation of the minimum liquidity covenant included in the Term Loan Agreement.

The Term Loan Agreement includes a subjective acceleration clause whereby an event of default, including a material adverse change in the business, operations, or conditions (financial or otherwise), could result in the acceleration of the obligations under the Term Loan Agreement. The contractual terms of the agreement, as amended in September 2019, require quarterly principal payments of $12.0 million commencing March 31, 2022 through maturity, December 31, 2022, respectively. The January 2021 amendment extends the principal repayment to be due upon maturity, December 31, 2022.

The Company has assessed the classification of the note payable as non-current based on facts and circumstances as of the date of this filing, specifically as it relates to achieving the minimum liquidity and revenue covenants. As of the date of this filing, the Company believes that should it be unable to meet such covenants as of December 31, 2020, it is probable that it would be able to pay the cure of default on March 31, 2022. Management continues to reassess at each balance sheet and filing date based on facts and circumstances and can provide no assurances regarding the probability of meeting its aforementioned covenants in future periods.

Term Loan Agreement

In December 2016, the Company entered into a Term Loan Agreement (the “Term Loan Agreement”) with CRG. The Company borrowed $40.0 million pursuant to the Term Loan Agreement, which has a six-year term with four years (through December 30, 2020) of interest-only payments, after which quarterly principal and interest payments would be due through the December 30, 2022 maturity date. Interest on the amounts borrowed under the Term Loan Agreement accrues at an annual fixed rate of 11.50%, 3.5% of which may be deferred during the interest-only period by adding such amount to the aggregate principal loan amount. In addition, if the Company achieves certain financial performance metrics, the loan will convert to interest-only until the December 30, 2022 maturity, at which time all unpaid principal and accrued unpaid interest will be due and payable. The Company is required to pay CRG a financing fee based on the loan principal amount drawn. The Company is also required to pay a final payment fee of 8%, subsequently amended to 10%, of the principal outstanding upon repayment. The Company is accruing the final payment fee as interest expense and it is included as a non-current liability at December 31, 2020 and a current liability at December 31, 2019 on the balance sheet to conform to the classification of the associated debt in those periods.

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

In January 2021, the Term Loan Agreement was amended to extend the interest-only payment period until the December 30, 2022 maturity, to extend the initial principal repayment until the December 30, 2022 maturity, and to significantly reduce the minimum product revenue target for the twenty-four month period beginning on January 1, 2020. The Company did not pay or provide any consideration in exchange for this amendment.

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

Equipment Lease Credit Facility

In October 2015, the Company signed the $10.0 million Credit Facility (the “Credit Facility”) with Essex Capital Corporation (“Essex”) to fund capital equipment needs. As one of the conditions of the Term Loan Agreement, the Credit Facility is capped at a maximum of $5.0 million. Under the Credit Facility, Essex will fund capital equipment purchases presented by the Company. The Company will repay the amounts borrowed in 36 equal monthly installments from the date of the amount funded. At the end of the 36-month lease term, the Company has the option to (a) repurchase the leased equipment at the lesser of fair market value or 10% of the original equipment value, (b) extend the applicable lease for a specified period of time, which will not be less than one year, or (c) return the leased equipment to the Lessor.

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

7. Stockholders’ Equity (Deficit)

Common Stock

Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to the prior rights of holders of all classes of stock outstanding. The Company authorized 200,000,000 shares of common stock, $0.001 par value per share, of which 148,078,974 and 50,651,535 were outstanding as of December 31, 2020 and 2019, respectively. As of December 31, 2020, a total of 8,595,929 shares, 1,643,779 shares, and 1,097,249 shares of common stock were reserved for issuance upon (i) the exercise of outstanding stock options, (ii) the issuance of stock awards, and (iii) the exercise of warrants, respectively, under the Company’s 2014 Incentive Award Plan, Inducement Award Plan, and 2014 Employee Stock Purchase Plan.

Equity Distribution Agreement

On July 30, 2019, the Company entered into the Sales Agreement with Canaccord, as agent, pursuant to which the Company may offer and sell shares of common stock, for aggregate gross sale proceeds of up to $30.0 million from time to time through Canaccord. On March 9, 2020, the Company entered into an amendment to the Sales Agreement to increase the aggregate gross sales amount from $30.0 million to $65.0 million. On April 8, 2020, the Company entered into an amendment to the Sales Agreement to increase the aggregate gross sales amount from $65.0 million to $95.0 million. As of December 31, 2020, the Company had sold 101,606,667 shares of common stock with an aggregate gross sales amount of $95.0 million.

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

During the year ended December 31, 2020, the Company sold 96,120,167 shares under the Sales Agreement for net proceeds of $85.0 million after expenses. During the year ended December 31, 2019, the Company sold 5,486,500 shares for net proceeds of $6.7 million after expenses in connection with the Sales Agreement.

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

During the year ended December 31, 2020, the Company sold 400,000 shares for proceeds of $0.3 million in connection with the Purchase Agreement.

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

The number of shares reserved for future issuance under the 2014 Plan is the sum of (1) 823,529, (2) any shares that were granted under the 2006 Plan which are forfeited, lapse unexercised or are settled in cash subsequent to the effective date of the 2014 Plan and (3) an annual increase on the first day of each calendar year beginning January 1, 2015 and ending on January 1, 2026, equal to the lesser of (A) 4% of the shares outstanding on the final day of the immediately preceding calendar year and (B) such smaller number of shares determined by the Board of Directors. As of December 31, 2020, there were 2,237,168 shares available for future grant under the Stock Incentive Plans.

Inducement Award Plan

The Company’s Amended and Restated Inducement Award Plan (“Inducement Plan”), which was adopted in March 2018 and most recently amended and restated in January 2020, provides for the granting of equity awards to new employees, including options, restricted stock awards, restricted stock units, performance awards, dividend equivalent awards, stock payment awards and stock appreciation rights. The aggregate number of shares of common stock which may be issued or transferred pursuant to awards under the Inducement Plan is 5,625,000 shares. Any awards that forfeit, expire, lapse, or are settled for cash without the delivery of shares to the holder are available for the grant of an award under the Inducement Plan. Any shares repurchased by or surrendered to the Company that are returned shall be available for the grant of an award under the Inducement Plan. The payment of dividend equivalents in cash in conjunction with any outstanding award shall not be counted against the shares available for issuance under the Inducement Plan. As of December 31, 2020, there were 2,073,281 shares available for future grant under the Inducement Plan.

Stock Options

During the years ended December 31, 2020 and 2019, the Company granted options with an aggregate fair value of $3.3 million and $3.9 million, respectively, which are being amortized into compensation expense over the vesting period of the options as the services are being provided.

The following is a summary of option activity under the Stock Incentive Plans and Inducement Plan (in thousands, except term, share and per share amounts):

			Weighted-Average
		Weighted-Average	Remaining
	Number of	Exercise Price Per	Contractual Term	Aggregate Intrinsic
	Shares	Share	(In years)	Value
Outstanding at December 31, 2019	6,353,330	$4.95	7.29	$229
Granted	4,306,750	1.02
Exercised	(49,563)	0.61		33
Forfeited	(1,232,700)	3.04
Canceled	(781,888)	5.43
Outstanding at December 31, 2020	8,595,929	3.24	7.75	1,011
Exercisable at December 31, 2020	4,098,314	4.98	6.57	272
Vested or expected to vest at December 31, 2020	7,650,363	$3.46	7.61	$845

There were 49,563 options exercised in the year ended December 31, 2020 and 2,119 options exercised in the year ended December 31, 2019. The total intrinsic value of options exercised in the years ended December 31, 2020 and 2019 were immaterial. The weighted‑average fair values of options granted in the years ended December 31, 2020 and 2019 were $0.71 and $1.41 per share, respectively, and were calculated using the following estimated assumptions:

	Year ended
	December 31,
	2020	2019
Weighted-average risk-free interest rate	1.35%	1.97%
Expected dividend yield	0.00%	0.00%
Expected volatility	92%	78%
Expected terms	5.8 years	6.0 years

The total fair values of stock options that vested during the years ended December 31, 2020 and 2019 were $3.5 million and $3.1 million, respectively.

As of December 31, 2020, there was $4.1 million of total unrecognized compensation cost related to non‑vested stock options granted under the Stock Incentive Plans. Total unrecognized compensation cost will be adjusted for future changes in the estimated forfeiture rate. The Company expects to recognize that cost over a remaining weighted‑average period of 2.4 years as of December 31, 2020.

Restricted Stock Units

During the year ended December 31, 2020, the Company awarded shares of restricted stock units to certain employees at no cost to them, which cannot be sold, assigned, transferred or pledged during the restriction period. The restricted stock units vest through the passage of time, assuming continued employment. Restricted stock units are not included in issued and outstanding common stock until the shares are vested and released. During the year ended December 31, 2018, an additional 73,172 restricted stock units vested but are not reflected as outstanding shares at December 31, 2019 due to a deferred release date. These restricted stock units are reflected as outstanding shares at December 31, 2020. The fair value of the restricted stock units, at the time of the grant, is expensed on a straight line basis. The granted restricted stock units had an aggregate fair value of $1.2 million, which are being amortized into compensation expense over the vesting period of the restricted stock units as the services are being provided.

Included in the nonvested restricted stock units at December 31, 2020 are 318,898 restricted stock units with market conditions, which vest upon the achievement of stock price targets. The compensation cost for restricted stock units with market conditions is being recorded over the derived service period and was immaterial for the year ended December 31, 2020 and $1.0 million for the year ended December 31, 2019.

The following is a summary of restricted stock unit activity under the 2014 Plan:

		Weighted-Average
	Number of	Grant Date Fair
	Shares	Value
Nonvested at December 31, 2019	1,295,508	$4.19
Granted	1,380,923	0.89
Vested	(331,433)	3.45
Forfeited	(701,219)	3.37
Canceled	—	—
Nonvested at December 31, 2020	1,643,779	$1.91

As of December 31, 2020, there was $1.2 million of total unrecognized compensation cost related to non‑vested restricted stock units granted under the 2014 Plan. Total unrecognized compensation cost will be adjusted for future changes in the estimated forfeiture rate. The Company expects to recognize that cost over a remaining weighted‑average period of 1.6 years as of December 31, 2020.

Employee Stock Purchase Plan

The 2014 Employee Stock Purchase Plan (the “2014 ESPP”) period is semi-annual and allows participants to purchase the Company’s common stock at 85% of the lower of (i) the market value per share of common stock on the first day of the offering period or (ii) the market value per share of the common stock on the purchase date. Each participant can purchase up to a maximum of $25,000 per calendar year in fair market value. The first plan period began on August 7, 2014. Stock-based compensation expense from the 2014 ESPP for the years ended December 31, 2020 and 2019 was approximately $0.3 million and $0.4 million, respectively. During the year ended December 31, 2020, 453,104 shares were purchased through the 2014 ESPP.

The fair value of the purchase rights granted under this plan was estimated on the date of grant and uses the following weighted-average assumptions, which were derived in a manner similar to those discussed in Note 2 relative to stock options:

	Year ended
	December 31,
	2020	2019
Weighted-average risk-free interest rate	1.59%	2.44%
Expected dividend yield	0.00%	0.00%
Expected volatility	92%	71%
Expected terms	0.5 years	0.5 years

The 2014 ESPP, which was amended and restated effective August 6, 2020, provides for the granting of up to 4,523,944 shares of the Company’s common stock to eligible employees. At December 31, 2020, there were 3,268,850 shares available under the 2014 ESPP.

Stock‑Based Compensation Expense

The following table summarizes the stock-based compensation expense resulting from awards granted under Stock Incentive Plans, the Inducement Plan and 2014 ESPP, that was recorded in the Company’s results of operations for the years presented (in thousands):

	Year ended
	December 31,
	2020	2019
Cost of product revenue	$221	$365
Research and development	777	1,184
Selling, general and administrative	2,901	3,888
Total stock-based compensation expense	$3,899	$5,437

For the years ended December 31, 2020 and 2019, stock-based compensation expense capitalized as part of inventory or T2-owned instruments and components was immaterial.
9. Warrants

In connection with the Term Loan Agreement entered into in December 2016, the Company issued to CRG warrants to purchase a total of 528,958 shares of the Company’s common stock. The warrants are exercisable any time prior to December 30, 2026 at a price of $4.35 per share, which was amended in March 2019 from an original price of $8.06 per share, with typical provisions for termination upon a change of control or a sale of all or substantially all of the assets of the Company. The warrants are classified within stockholders’ equity (deficit), and the proceeds were allocated between the debt and warrants based on their relative fair value.  The fair value of the warrants was determined by the Black‑Scholes‑Merton option pricing model. The fair value of the amended warrants was $0.9 million. The incremental fair value of the modified instrument of $0.1 million was recorded as debt discount and additional paid-in-capital.

In connection with the September 2019 amendment of the Term Loan Agreement, the Company issued to CRG warrants to purchase 568,291 shares of the Company’s common stock (“New Warrants”) at an exercise price of $1.55, with typical provisions for termination upon a change of control or a sale of all or substantially all of the assets of the Company. The Company also reduced the exercise price for the warrants previously issued to CRG to $1.55. All of the New Warrants are exercisable any time prior to September 9, 2029. The warrants are classified within stockholders’ equity (deficit), and the proceeds were allocated between the debt and the originally issued warrants based on their relative fair value. The fair value of the new and amended warrants was determined by the Black-Scholes-Merton option pricing model. The incremental fair value of the amended warrants of $0.1 million and the fair value of the New Warrants of $0.7 million were recorded as debt discount and additional paid-in-capital.

10. Net Loss Per Share

The following table presents the calculation of basic and diluted net loss per share applicable to common stockholders (in thousands, except share and per share data):

	Year ended
	December 31,
	2020	2019
Numerator:
Net loss	$(46,798)	$(59,006)
Denominator:
Weighted-average number of common shares outstanding — basic and diluted	121,331,464	45,507,754
Net loss per share applicable to common stockholders — basic and diluted	$(0.39)	$(1.30)

The following shares were excluded from the calculation of diluted net loss per share applicable to common stockholders, prior to the application of the treasury stock method, because their effect would have been anti‑dilutive for the periods presented:

	Year ended
	December 31,
	2020	2019
Options to purchase common shares	8,595,929	6,353,330
Restricted stock units	1,643,779	1,295,508
Warrants to purchase common stock	1,097,249	1,097,249
Total	11,336,957	8,746,087

11. Income Taxes

The reconciliation of the U.S. federal statutory rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2020	2019
Tax at statutory rates	21.0%	21.0%
State income taxes	6.4	2.6
Permanent differences	(1.9)	(1.2)
Research and development credits	1.4	1.0
Limitations on credits and net operating losses	0.1	(75.2)
Change in valuation allowance	(27.0)	51.8
Effective tax rate	0.0%	0.0%

The significant components of the Company’s deferred tax asset consist of the following at December 31, 2020 and 2019 (in thousands):

	December 31,
	2020	2019
Deferred tax assets:
Net operating loss carryforwards	$61,551	$50,407
Tax credits	1,428	472
Other temporary differences	3,546	2,888
Start-up expenditures	2,672	2,716
Stock option expenses	3,382	3,450
Lease liability	3,170	987
Total deferred tax assets	75,749	60,920
Deferred tax asset valuation allowance	(72,404)	(59,764)
Net deferred tax assets	3,345	1,156
Deferred tax liabilities:
Right of use asset	(2,994)	(859)
Prepaid expenses	(351)	(297)
Net deferred taxes	$—	$—

In 2020 and 2019, the Company did not record a benefit for income taxes related to its operating losses incurred. ASC 740 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based upon the level of historical U.S. losses and future projections over the period in which the net deferred tax assets are deductible, at this time, management believes it is more likely than not that the Company will not realize the benefits of these deductible differences, and as a result the Company continues to maintain a valuation allowance for the full amount of the 2020 deferred tax assets. The valuation allowance increased by $12.6 million and decreased $30.6 million for the years ended December 31, 2020 and 2019, respectively. The increase in the 2020 valuation allowance is primarily attributable to the current year loss. The decrease in 2019 was primarily attributable to the reduction of the net operating loss and tax credit carryforwards recorded as a result of the completion of the Section 382 study performed.

As of December 31, 2020, the Company had federal and state net operating losses of $222.6 million and $247.9 million, respectively, which are available to offset future taxable income, if any, of which $78.7 million of federal and $215.3 million of state carryforwards will expire in varying amounts through 2037 and 2040, respectively. Additionally, $143.9 million of federal net operating loss carryforwards and $32.6 million of state net operating loss carryforwards will carryforward indefinitely, subject to annual taxable income limitations in the year of utilization. The Company also had federal and state research and development tax credits of $0.8 million and $0.8 million, respectively, which expire at various dates through 2040 for federal purposes and 2035 for state purposes. Under the provisions of the Internal Revenue Code, the net operating loss and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. Net operating loss and tax credit carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant stockholders over a three-year period in excess of 50%, as defined under Sections 382 and 383 of the Internal Revenue Code, respectively, as well as similar state provisions. In 2020, the Company completed a study on its historic ownership changes pursuant to Internal Revenue Code Section 382 and 383 (the “382 study”) of its historical net operating loss and tax credit carryforwards. As a result, there were limitations placed on the use of the Company’s loss and credit carryforwards. The 2019 federal and state net operating loss carryforwards of $329.6 million and $292.4 million, respectively, were determined to be limited by $149.5 million and $78.9 million, respectively. The 2019 federal and state tax credit carryforwards of $5.5 million and $3.6 million, respectively, were limited by $5.4 million and $3.2 million, respectively. The decrease in the prior year tax attributes is attributable to change of control ownership shifts which were determined for the years 2013, 2016, and 2019 which caused the reduction in the value of the historical net operating loss carryforwards. Since the limitation affected the prior period, the Company has determined that its 2019 tax footnote presentation overstated the gross net operating loss deferred tax asset and corresponding valuation allowance. However, there was no net impact to the net deferred tax asset and tax expense as the decrease in the net operating loss carryforward was offset completely by a corresponding adjustment to the Company’s overall valuation allowance. For comparative purposes, the Company’s prior year tax footnote has been revised to reflect the adjustment to the net operating losses and valuation allowance. Subsequent ownership changes may further affect the limitation in future years.

The Company has no unrecognized tax benefits. Interest and penalty charges, if any, related to uncertain tax positions would be classified as income tax expenses in the accompanying consolidated statements of operations. At December 31, 2020 and 2019, the Company had no accrued interest or penalties related to uncertain tax positions.

The Company files income tax returns in the U.S. federal tax jurisdiction and various state jurisdictions. Since the Company is in a loss carryforward position, the Company is generally subject to examination by the U.S. federal, state and local income tax authorities for all tax years in which a loss carryforward is available. The Company does not have any international operations as of December 31, 2020. The statute of limitations for assessment by federal and state tax jurisdictions in which the Company has business operations is open for tax years ending December 31, 2017 and after.  The tax years under examination vary by jurisdiction.

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

In August 2010, the Company entered into an operating lease for office and laboratory space at its headquarters in Lexington, Massachusetts. The lease commenced in January 2011, with the Company providing a security deposit of $400,000. In accordance with the operating lease agreement, the Company reduced its security deposit to $180,000 in January 2018, which is recorded as restricted cash in the consolidated balance sheets. In March 2017, the Company entered into an amendment to extend the term to December 2021. In October 2020, the Company entered into an amendment to extend the term to December 31, 2028. In accordance with the October 2020 amendment, the Company increased its security deposit to $420,438, which is classified as restricted cash at December 31, 2020. This amendment resulted in an increase to the operating lease right-of use assets and lease liability accounts on the balance sheet of $7.6 million and $7.7 million, respectively, at December 31, 2020.

In May 2013, the Company entered into an operating lease for additional office, laboratory and manufacturing space in Wilmington, Massachusetts. In August 2018, the Company entered into an amendment to extend the term to December 2020. In October 2020, the Company entered into an amendment to extend the term to December 31, 2022. This amendment resulted in an increase to the operating lease right-of use assets and lease liability accounts on the balance sheet of $0.2 million at December 31, 2020.

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

In November 2014, the Company entered into a lease for additional laboratory space in Lexington, Massachusetts. The lease term commenced in April 2015 and extended for six years. The rent expense, inclusive of the escalating rent payments, is recognized on a straight-line basis over the lease term. As an incentive to enter into the lease, the landlord paid approximately $1.4 million of the $2.2 million space build-out costs. In connection with this lease agreement, the Company paid a security deposit of $281,000, which is recorded as a component of both prepaid expenses and other current assets and other assets in the consolidated balance sheets. In October 2020, the Company entered into an amendment to extend the term of the lease to October 31, 2025. In accordance with this amendment, the Company paid a replacement security deposit of $130,977, which is classified as restricted cash at December 31, 2020 and received the initial $281,000 security deposit in return. This amendment resulted in an increase to the operating lease right-of use assets and lease liability accounts on the balance sheet of $1.8 million and $1.9 million, respectively, at December 31, 2020.

Operating leases are amortized over the lease term and included in costs and expenses in the consolidated statement of operations and comprehensive loss. Variable lease costs are recognized in costs and expenses in the consolidated statement of operations and comprehensive loss as incurred.

Finance Leases

In October 2015, the Company signed a $10.0 million Credit Facility (the “Credit Facility”) to fund capital equipment needs. As one of the conditions of the Term Loan Agreement, the Credit Facility was capped at a maximum of $5.0 million. Under the Credit Facility, the lender funded capital equipment purchases presented by the Company. The Company repaid the amounts borrowed in 36 equal monthly installments from the date of the amount funded. At the end of the 36-month lease term, the Company had the option to (a) repurchase the leased equipment at the lesser of fair market value or 10% of the original equipment value, (b) extend the applicable lease for a specified period of time, which would not be less than one year, or (c) return the leased equipment to the lessor.

In April 2016 and June 2016, the Company completed the first two draws under the Credit Facility of $2.1 million and $2.5 million, respectively. The Company made monthly payments of $67,000 under the first draw and $79,000 under the second draw. The property and equipment from the borrowings under the Credit Facility were treated as finance leases and were included in property and equipment on the balance sheet. The amortization of the assets conveyed under the Credit Facility was included as a component of depreciation expense. During the year ended December 31, 2019, the Company repurchased the equipment for $0.3 million in accordance with the terms of the Credit Facility.

The following table summarizes the effect of operating and finance lease costs in the Company’s consolidated statement of operations and comprehensive loss (in thousands):

Lease cost	Year ended December 31, 2020	Year ended December 31, 2019
Finance lease cost:
Amortization of right-of-use assets	$—	$235
Interest on lease liabilities	—	36
Operating lease cost	1,945	1,995
Variable lease cost	754	659
Total lease cost	$2,699	$2,925

The following table summarizes supplemental information for the Company’s operating leases:

Other information	Year ended December 31, 2020	Year ended December 31, 2019
Weighted-average remaining lease term - operating leases (in years)	7.1	1.9
Weighted-average discount rate - operating leases	11.9%	11.9%

The minimum lease payments for the next five years and thereafter is expected to be as follows (in thousands):

December 31, 2020
Maturity of lease liabilities	Operating Leases
2021	$2,440
2022	2,345
2023	2,290
2024	2,358
2025	2,331
Thereafter	5,851
Total lease payments	$17,615
Less: effect of discounting	(5,931)
Present value of lease liabilities	$11,684

The following table summarizes the presentation of the Company’s operating leases in its consolidated balance sheets (in thousands):

Leases	Classification	December 31, 2020	December 31, 2019
Assets
Operating lease assets	Operating lease assets	11,034	3,360
Total lease assets		$11,034	$3,360

Liabilities
Current
Operating	Accrued expenses and other current liabilities	$1,151	$1,983
Noncurrent
Operating	Noncurrent operating lease liabilities	10,533	1,873
Total lease liabilities		$11,684	$3,856

13. Commitments and Contingencies

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

As of December 31, 2020 and December 31, 2019, the Company had not experienced any material losses related to these indemnification obligations, and no material claims with respect thereto were outstanding. The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related reserves were established.

Leases

Refer to Note 12, Leases, for discussion of the commitments associated with the Company’s leases.

License Agreement

In 2006, the Company entered into a license agreement with a third party, pursuant to which the third party granted the Company an exclusive, worldwide, sublicensable license under certain patent rights to make, use, import and commercialize products and processes for diagnostic, industrial and research and development purposes. The Company agreed to pay an annual license fee ranging from $5,000 to $25,000 for the royalty‑bearing license to certain patents. For the years ended December 31, 2020 and 2019, the Company incurred immaterial amounts for regulatory milestones, license fees and reimbursed patent costs under the agreement. The Company also issued a total of 84,678 shares of common stock pursuant to the agreement in 2006 and 2007, which were recorded at fair value at the date of issuance. The Company is required to pay royalties on net sales of products and processes that are covered by patent rights licensed under the agreement at a percentage ranging between 0.5% - 3.5%, subject to reductions and offsets in certain circumstances, as well as a royalty on net sales of products that the Company sublicenses at 10% of specified gross revenue. Royalties that became due under this agreement for the year ended December 31, 2020 were $0.1 million and for the year ended December 31, 2019 were immaterial.

Transition Agreement

On July 30, 2019, the Company announced that founding CEO John McDonough was named Executive Chairman of the Board until a successor is named at which time Mr. McDonough will become non-executive Chairman of the Board. John Sperzel was named CEO in January 2020. In connection with John McDonough’s transition to Non-Executive Chairman of the Board from CEO, the Company agreed to transition payments and health benefits to be paid over the 15 month period following Mr. Sperzel’s start date. Accrued expenses include amounts related to Mr. McDonough’s transition payments and health benefits of $0.2 million and $1.2 million at December 31, 2020 and 2019, respectively.

14. 401(k) Savings Plan

In March, 2008, the Company established a retirement savings plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers substantially all employees of the Company who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pretax basis. Company contributions to the 401(k) Plan may be made at the discretion of the Board of Directors. Company contributions to the 401(k) Plan were $163,000 and $195,000 for the years ended December 31, 2020 and 2019, respectively.

15. Co-Development Agreements

Canon US Life Sciences

On February 3, 2015, the Company entered into a Co-Development Partnership Agreement (the “Co-Development Agreement”) with Canon U.S. Life Sciences, Inc. (“Canon US Life Sciences”) to develop a diagnostic test panel to rapidly detect Lyme disease. On September 21, 2016, Canon became a related party when the Company sold the Canon Shares for an aggregate cash purchase price of $39.7 million, which represented 19.9% of the outstanding shares of common stock of the Company. Under the terms of the Co-Development Agreement, the Company received an upfront payment of $2.0 million from Canon US Life Sciences and the agreement includes an additional $6.5 million of consideration upon achieving certain development and regulatory milestones for total aggregate payments of up to $8.5 million. In October 2015, the Company achieved a specified technical requirement and received $1.5 million related to the achievement of the milestone. In May 2018, the Company achieved the next milestone and received $2.0 million. As of December 31, 2019, the Company had determined that it will not achieve the final regulatory milestone of $3.0 million prior to the termination of this agreement and therefore, as of December 31, 2019, all revenue related to the Co-Development Agreement had been recognized. All payments under the Co-Development Agreement were non-refundable once received. The Company will retain exclusive worldwide commercialization rights of any products developed under the Co-Development Agreement, including sales, marketing and distribution and Canon US Life Sciences will not receive any commercial right and will be entitled to only receive royalty payments on the sales of all products developed under the Co-Development Agreement. Either party may terminate the Co-Development Agreement upon the occurrence of a material breach by the other party (subject to a cure period).

The Company evaluated the promised goods and services under the Co-Development Agreement and determined that the Co-Development Agreement included one performance obligation, the research and development services. The Company recognized revenue for research and development services as a component of research revenue in the consolidated financial statements over time, as the services were delivered. The Company used the input method by allocating and recognizing revenue over time based on the total full-time equivalent effort incurred to date as a percentage of total full-time equivalent time expected, limited to payments earned. Costs incurred to deliver the services under the Co-Development Agreement were recorded as research and development expense in the consolidated financial statements.

The Co-Development Agreement was completed in 2019 and the Company did not record any revenue for the year ended December 31, 2020 and recorded revenue of $0.5 million for the year ended December 31, 2019, respectively.

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

CARB-X was completed in 2019 and as such, the Company did not record any revenue for the year ended December 31, 2020. The Company recorded revenue of $0.9 million for the year ended December 31, 2019 under the CARB-X Agreement.

US Government Contract

In September 2019, the Biomedical Advanced Research and Development Authority (“BARDA”) awarded the Company a milestone-based contract, with an initial value of $6.0 million, and a potential value of up to $69.0 million, if BARDA awards all contract options. BARDA operates within the Office of the Assistant Secretary for Preparedness and Response (“ASPR”) at the U.S. Department of Health and Human Services’ (“HHS”). If BARDA awards and the Company completes all options, the Company’s management believes it will enable a significant expansion of the Company’s current portfolio of diagnostics for sepsis-causing pathogen and antibiotic resistance genes. In September 2020, the Company completed the initial award and BARDA exercised the first contract option valued at $10.5 million.

The Company recorded contribution revenue of $6.4 million and $1.5 million for the years ended December 31, 2020 and 2019, respectively, under the BARDA contract.

16. Subsequent Events

Term Loan Agreement

In January 2021, the Term Loan Agreement was amended to extend the interest-only payment period until the December 30, 2022 maturity, to extend the initial principal repayment until the December 30, 2022 maturity, and to significantly reduce the minimum product revenue target for the twenty-four month period beginning on January 1, 2020. The Company did not pay or provide any consideration in exchange for this amendment.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2020. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective.

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

Remediation of Prior Material Weakness

In our December 31, 2019 Annual Report on Internal Control over Financial Reporting, management identified a material weakness in our internal control over financial reporting relating to an IT tape backup system. The Company historically backed up IT data monthly to a tape system and stored the tapes offsite in a secure location for use in data recovery. However, management determined that the monthly frequency of the backup presented a potential loss of data that takes an inordinate amount of time to recover. This prevented the Company from timely filing its report on Form 10-Q for the quarterly period ended September 30, 2019 without filing an extension. Furthermore, management determined that semi-annual data recovery testing to a secure environment to ensure the integrity and recoverability of the data was not performed. Because these tests were not performed, the Company did not detect flaws in the backup data timely and this flawed data required a lengthy data recovery process which delayed the Company’s ability to prepare timely and accurate financial statements. Management concluded that the material weakness existed as of December 31, 2019.

Management undertook actions to remediate the material weakness, including:

•	Upgrading our tape backup system during the third quarter of 2019. Backups to tapes occur monthly.

•	Implementing redundant cloud-based backup processes during 2020. Redundant cloud-based backups occur daily.

•	Implementing a semi-annual data recovery process to a secure environment to ensure data integrity and timely recoverability.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control—Integrated Framework (2013). Based on our assessment, our management concluded that the material weakness was remediated and internal control over financial reporting was effective as of December 31, 2020.

Changes in Internal Control Over Financial Reporting

Except as noted above regarding the implementation of a remediation plan for the material weakness identified in 2019, there have been no changes in our internal control over financial reporting during the year ended December 31, 2020, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

PART III.

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

Our Board of Directors currently consists of eight directors. Set forth below is certain information regarding our current directors as of the date hereof.

Name	Positions and Offices Held with T2 Biosystems	Director Since	Class and Year in Which Term Will Expire	Age
John McDonough	Chairman of the Board	2007	Class I - 2021	61
Robin Toft	Director	2020	Class I - 2021	60
Seymour Liebman	Director	2016	Class I - 2021	71
Ninfa Saunders	Director	2020	Class II - 2022	69
Thierry Bernard	Director	2020	Class II - 2022	56
John Sperzel	Chief Executive Officer, President and Director	2020	Class II - 2022	57
John Cumming	Director	2014	Class III - 2023	75
David Elsbree	Director	2014	Class III - 2023	73

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

John McDonough has served as the Non-Executive Chairman of our Board of Directors since January 2020. He served as a director, and our President and CEO from 2007 to January 2020 and served as Executive Chairman from July 2019 to July 2020. From 2003 to 2007, Mr. McDonough held various positions at Cytyc Corporation, a company engaged in the design, development, manufacturing and marketing of clinical products that focus on women’s health, where he ultimately served as President of Cytyc Development Corporation. Mr. McDonough received his B.S.B.A. from Stonehill College. Mr. McDonough’s extensive diagnostic company experience contributed to our Board of Directors’ conclusion that he should serve as a director of our company.

Robin Toft has served as a member of our Board of Directors since June 2020. Ms. Toft has been employed by the Toft Group Executive Search (a ZRG Company), an executive search firm that focuses on biotechnology, pharmaceutical, diagnostics, medical device, life science tools and healthcare high tech companies since July 2010 and currently serves as President. Prior to the Toft Group Executive Search, Ms. Toft was employed by Sanford Rose Associates – Toft Group from 2006 to 2010. Prior to that, Ms. Toft was employed by Roche Diagnostics, a diagnostics company that manufactures equipment and reagents for research and medical diagnostic applications from January 2003 to November 2005, as Senior Vice President of Commercial Operations. Ms. Toft holds a B.S. in Medical Technology (Clinical Laboratory Science) from Michigan State University. Ms. Toft’s leadership and industry experience contributed to our Board of Directors’ conclusion that she should serve as a director of our company.

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

Ninfa Saunders has served as a member of our Board of Directors since June 2020. Ms. Saunders has been employed by Navicent Health, the second largest hospital in Georgia, since October 2012, where she is currently the President and Chief Executive Officer. Prior to joining Navicent Health, Ms. Saunders served as President and COO of Virtua Health, the largest health system in southern New Jersey, from 2003 to

2012. Dr. Saunders has a Doctorate in Healthcare Administration from the Medical University of South Carolina, a Master’s of Business Administration from Emory University, a Master of Science in Nursing from Rutgers University and a Bachelor of Science in Nursing from Concordia College. Ms. Saunders’ leadership and industry experience contributed to our Board of Directors’ conclusion that she should serve as a director of our company.

Thierry Bernard has served as a member of our Board of Directors since June 2020. Mr. Bernard has been employed by Qiagen NV, a provider of sample and assay technologies for molecular diagnostics, applied testing, and academic and pharmaceutical research since February 2015 and was named Chief Executive Officer in March 2020. From August 2014 to February 2015, Mr. Bernard was employed by Daktari Diagnostics, a point of care diagnostics company, where he served as Chief Executive Officer. From April 1998 to August 2014, Mr. Bernard was employed by bioMérieux, an in vitro diagnostics company, where he served in roles of increasing responsibility, most recently as Corporate Vice President, Global Commercial Operations, Investor Relations and the Greater China Region. He has earned a BS International Economics & Finance from Sciences Po Paris, an MSc Administration & Economics from the College of Europe, an MSc International Economics from the London School of Economics, a DESS Comercio Exterior from Universidad de Barcelona and a degree from the Advanced Management Program (AMP) 177 at Harvard Business School. Mr. Bernard’s extensive knowledge of and experience with diagnostic product companies contributed to our Board of Directors’ conclusion that he should serve as a director of our company.

John W. Cumming has served as a member of our Board of Directors since July 2014 and Lead Independent Director since June 2020. He also serves as a member of the Board of Directors of TransMed7, LLC. Mr. Cumming currently serves as Chief Executive Officer and Managing Director of Cumming & Associates LLC, a strategic advisory firm serving the healthcare industry. From August 2000 until December 2013, Mr. Cumming served in a number of leadership roles at Hologic Inc., a diagnostics company, including as Chief Executive Officer from 2001 through 2009 and again from July 2013 through December 2013, as President from 2001 until 2003, as Chairman of the Board from 2002 until 2007 and again from 2008 through 2011, and as Global Strategic Advisor from 2011 through July 2013. Mr. Cumming attended the University of South Carolina. Mr. Cumming’s extensive knowledge of and experience with diagnostic product companies and expertise as a strategic advisor focused on the healthcare industry contributed to our Board of Directors’ conclusion that he should serve as a director of our company.

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

Information about our Executive Officers

The following table identifies our executive officers and sets forth their current position(s) at T2 Biosystems and their ages as of the date hereof.

Name	Age	Position
John Sperzel	57	President, Chief Executive Officer and Director
John Sprague	62	Chief Financial Officer
Michael Gibbs, Esq.	50	Vice President and General Counsel
Alec Barclay	40	Chief Operations Officer
Anthony Pare	58	Chief Commercial Officer

Information concerning John Sperzel, our Chief Executive Officer, may be found above under “Board of Directors”.

John Sprague has served as our Chief Financial Officer since January 2018. Prior to joining our company, Mr. Sprague was Chief Financial Officer at Caliber Imaging & Diagnostics, Inc., a medical technologies company that designs, develops and markets innovative digital imaging solutions that show tissue at the cellular level using in-vivo confocal microscopes designed specifically for imaging skin and other tissues for pathology and life sciences, from February 2017 to January 2018. From 2011 to 2017, Mr. Sprague held various positions at GE Healthcare, with his last assignment serving as Finance Manager of GE’s North American Core Imaging business. Mr. Sprague is a certified public accountant and received his B.S. in accounting from Boston College.

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

Anthony Pare has served as our Chief Commercial Officer since January 8, 2020. Mr. Pare joined our company in 2019 as Vice President and General Manager of International. Prior to joining T2, Mr. Pare was the Chief Commercial Officer for Hemanext, a pre-revenue company developing a new technology that improves the quality, consistency and efficacy of red cell transfusion therapy from July 2016 to April 2019.  Prior to joining Hemanext, Mr. Pare was the Vice President of Business Development. Mergers and Acquisitions for Haemonetics Corporation, a blood device and diagnostic company from January 1997 to May 2015. Mr. Pare received a B.S. in Engineering from Maine Maritime Academy and a Masters in Engineering Administration from George Washington University.

Dr. Aparna Ahuja, MD. has served as our Chief Medical Officer since January of 2021. Prior to joining our company, she served in a variety of roles of increasing responsibilities with Becton Dickinson, a medical technology company that manufactures and sells medical devices, instrument systems, and reagents, from December 2012 to December 2020, most recently as Worldwide Vice President, Medical Affairs. Prior to joining Becton Dickinson, Dr. Ahuja was the Director of Clinical Reference Laboratories, Clinical Research Services Laboratory; Health and Wellness Centers, in India, at Super Religare Laboratories Limited, a leading diagnostic company providing pathology and radiology services with networks in India and internationally, from February 2008 to November 2012. She earned a Bachelor of Medicine, Bachelor of Surgery, completed her MD Residencies, and received her Postgraduate Diploma in Family Welfare, Child Health, and Hospital Management from Delhi University.

Family Relationships

There are no family relationships among any of our executive officers or directors.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our officers and directors and persons who beneficially own more than 10% of any class of our equity securities registered pursuant to Section 12 of the Exchange Act (collectively, “Reporting Persons”) to file reports of beneficial ownership and changes in beneficial ownership with the SEC. Based on a review of copies of Forms 3, 4 or 5 filed by the Company on behalf of its directors and officers and upon any written representations of the Reporting Persons received by us, the Company believes that during and with respect to the fiscal year ended December 31, 2020, there has been compliance with all Section 16(a) filing requirements applicable to such Reporting Persons, except that one Form 3 for Mr. Pare and one Form 4 for each of Mr. Lowery, Mr. Sprague, Mr. Pare, Mr. Gibbs and Mr. Barclay were inadvertently filed late.

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

Procedures for the Recommendation of Director Nominees by Stockholders

There have been no changes to the procedures by which stockholders can recommend nominees to the Board of Directors since such procedures were previously disclosed in the Company’s Proxy Statement for its 2020 Annual Meeting of Stockholders.

Audit Committee and Audit Committee Financial Expert

David Elsbree, Ninfa Saunders and Thierry Bernard currently serve on the audit committee, which is chaired by David Elsbree. Prior to their June 12, 2020 resignation, Michael Cima and Stanley Lapidus served on the audit committee with David Elsbree. Our Board of Directors has determined that each member of the audit committee is currently, and was during 2020, “independent” for audit committee purposes as that term is defined in the rules of the SEC and the applicable Nasdaq Rules. Our Board of Directors has designated David Elsbree as an “audit committee financial expert,” as defined under the applicable rules of the SEC. The audit committee’s responsibilities include:

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

EXECUTIVE COMPENSATION

This section discusses the material components of the executive compensation program offered to our named executive officers identified below. For 2020, our named executive officers and their positions as of December 31, 2020 were:

•	John Sperzel, President and Chief Executive Officer;

•	John McDonough, Former President and Chief Executive Officer;

•	Alec Barclay, Chief Operations Officer; and

•	Anthony Pare, Chief Commercial Officer.

In July 2019, Mr. McDonough notified the Company of his resignation as President and Chief Executive Officer effective as of the date his successor commenced employment or such earlier date as determined by the Board of Directors, and we entered into a second amendment to his employment agreement setting forth the terms of his transition.  Mr. Sperzel was appointed as our President and Chief Executive Officer effective January 8, 2020, and Mr. McDonough’s resignation became effective on that date. Following Mr. McDonough’s resignation, he continued to serve as Chairman of our Board of Directors and received compensation under our non-employee director compensation policy pursuant to its terms.

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

Our compensation committee is primarily responsible for establishing and approving, or recommending for approval by the Board of Directors, the compensation for all of our executive officers. The compensation committee oversees our compensation and benefit plans and policies, administers our equity incentive plans and reviews and approves, or recommends for approval by the Board of Directors, all compensation decisions relating to all of our executive officers, including our chief executive officer. The compensation committee typically considers, and during 2020 did consider, recommendations from our chief executive officer regarding the compensation of our executive officers other than himself. Our compensation committee has the authority under its charter to engage the services of a consulting firm or other outside advisor to assist it in designing our compensation programs and in making compensation decisions and has engaged Arnosti Consulting to provide these services. The compensation committee reviewed compensation assessments provided by Arnosti Consulting comparing our executive compensation program to that of a group of peer companies within our industry and met with Arnosti Consulting to discuss compensation of our executive officers, including the chief executive officer, and to receive input and advice. The compensation committee had considered the adviser independence factors required under SEC rules as they relate to Arnosti Consulting and does not believe Arnosti Consulting’s work in 2020 raised a conflict of interest.

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

Base Salary

Our named executive officers receive base salaries to compensate them for the satisfactory performance of duties to our company. The base salary payable to each named executive officer is intended to provide a fixed component of compensation reflecting the executive’s skill set, experience, role and responsibilities. Base salaries for our named executive officers have generally been set at levels deemed necessary to attract and retain individuals with superior talent. For 2020, Mr. Sperzel’s annual base salary was $500,000, Mr. Barclay’s annual base salary was $340,000, which remained unchanged from 2019, and Mr. Pare’s base salary was $325,000, increased from $275,000 effective January 8, 2020 in conjunction with his promotion to Chief Commercial Officer. Mr. McDonough served as Chief Executive Officer until Mr. Sperzel’s start date of January 8, 2020, and his base salary remained at the rate in effect for 2019 of $550,000.

Cash Incentive Compensation

Each of our named executive officers is eligible to participate in an annual cash incentive compensation program which provides participants with an opportunity to earn variable cash incentive compensation based on individual and company performance. For 2020, Mr. Sperzel’s target bonus was 75% of his base salary and Mr. Barclay’s and Mr. Pare’s target bonuses were 60% of their base salaries. Mr. McDonough’s target bonus for 2020 was 85% of his base salary and he was eligible to receive a prorated bonus for 2020 pursuant to the second amendment to his employment agreement.

Objectives for the 2020 annual cash incentive compensation program were established in January 2020 by our compensation committee and generally related to attaining clinical, business development and financing milestones and publication, commercialization and operational goals. The determination of 2020 bonus amounts was based on a non-formulaic assessment of these factors, as well as our compensation committee’s subjective evaluation of our company’s overall performance and each named executive officer’s individual performance and contribution to our company. The compensation committee did not assign specific weights to any elements of our bonus program in determining 2020 bonuses.

After considering these factors, the Board of Directors, based upon the recommendation of our compensation committee, approved bonuses for our named executive officers for 2020 as set forth in the “Non-Equity Incentive Plan Compensation” column of our 2020 Summary Compensation Table.

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

We awarded stock options and restricted stock unit awards to our named executive officers in 2020 in the following amounts:

Named Executive Officer	January 2020 Options Granted (#)(1)(2)	March 2020 Options Granted (#)(1)(3)	March 2020 RSUs Granted (#)(4)	August 2020 RSUs Granted (#)(5)
John Sperzel	3,000,000
John McDonough				45,454
Alec Barclay		130,000	65,000
Anthony Pare	150,000	105,000	52,500

(1)	Stock options were granted with exercise prices equal to the fair market value of our common stock on the date of grant.
(2) (3) (4) (5)

The options vest in 48 substantially equal monthly installments from January 8, 2020.

The options vest in 48 substantially equal monthly installments from March 14, 2020 for Messrs. Pare and Barclay.

The RSUs vest in three substantially equal annual installments commencing March 14, 2020 for Messrs. Pare and Barclay.

Represents RSUs granted under our non-employee director compensation policy in consideration of Mr. McDonough’s service on our Board of Directors.

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

2020 Summary Compensation Table

						Non-Equity
				Stock	Option	Incentive Plan	All Other
		Salary	Bonus	Awards	Awards	Compensation	Compensation	Total
Name and Principal Position	Year	($)(1)	($)	($)(2)	($)(3)	($)(4)	($)(5)	($)
John Sperzel,	2020	490,705			2,571,384	393,750	3,000	3,458,839
President and Chief Executive Officer
John McDonough,	2020	72,906(6)		74,999(7)			1,022,182(8)	1,170,087
Former President and Chief Executive Officer	2019	550,000		372,000	478,728	233,750	3,000	1,637,478
Alec Barclay,	2020	340,000		25,675	38,621	234,600	952	639,848
Chief Operations Officer	2019	337,500	35,000	111,600	348,834	102,000	2,900	937,834
Anthony Pare,	2020	325,000		20,738	159,763	185,250	3,000	693,751
Chief Commercial Officer

(1)	Amounts in this column represent base salaries earned for 2020 and 2019 rather than 2020 and 2019 annual base salary rates.
(2)

Represents the aggregate grant date fair value of the restricted stock unit awards granted during the given year computed in accordance with FASB ASC Topic 718, excluding the effect of estimated forfeitures. For a description of the assumptions used in valuing these awards, see Note 8 to the audited consolidated financial statements included in this Annual Report on Form 10-K.

(3) (4) (5) (6) (7) (8)

Represents the aggregate grant date fair value of the option awards granted during the given year computed in accordance with FASB ASC Topic 718, excluding the effect of estimated forfeitures. For a description of the assumptions used in valuing these awards, see Note 8 to the audited consolidated financial statements included in this Annual Report on Form 10-K.

Represents awards earned under our annual cash incentive compensation program. For additional information regarding these amounts, see the section titled “Executive Compensation Components—Cash Incentive Compensation” above.

Except as otherwise indicated, represents Company matching contributions under our 401(k) plan.

Represents Mr. McDonough’s salary and accrued vacation through January 8, 2020.

Represents the grant date fair value of RSUs granted to Mr. McDonough in August 2020 under our non-employee director compensation policy for his service as a non-employee director following his resignation as our Chief Executive Officer.

Includes (i) $938 in Company matching contributions under our 401(k) plan; (ii) $50,995 in director fees paid to Mr. McDonough under our non-employee director compensation policy for his service as a non-employee director following his resignation as our Chief Executive Officer; (iii) $687,500 in cash severance payable to Mr. McDonough pursuant to the second amendment to his employment agreement; (iv) $233,750 in prorata bonus for 2020 performance pursuant to the second amendment to his employment agreement; and (v) $48,999 in premium payments for 15 months of continued medical coverage under COBRA pursuant to the second amendment to his employment agreement.

Outstanding Equity Awards at Fiscal Year-End Table—2020

	Option Awards					Stock Awards

		Number of	Number of					Equity Incentive Plan Awards: Number	Equity Incentive Plan Awards: Market or Payout
		Securities	Securities			Number of		of Unearned	Value of Unearned
		Underlying	Underlying			Shares or Units	Market Value of	Shares or Units	Shares or Units
		Unexercised	Unexercised	Option		of Stock That	Shares of Units	of Stock That	of Stock That
	Vesting	Options	Options	Exercise	Option	Have Not	of Stock That	Have Not	Have Not
	Commencement	Exercisable	Unexercisable	Price	Expiration	Vested	Have Not Vested	Vested	Vested
Name	Date	(#)	(#)(1)	($)	Date	(#)	(#)(2)	(#)	(#)(3)(4)
John Sperzel
	01/08/2020	687,500	2,312,500	1.15	01/08/2030
John McDonough
	02/21/2019	91,667	108,333	3.72	02/21/2029
	03/01/2018	206,250	93,750	5.08	03/01/2028
	02/09/2017	95,833	4,167	5.67	02/09/2027
	01/20/2016	133,334	—	9.02	01/20/2026
	02/13/2015	134,124	—	19.95	02/13/2025
	07/02/2014	66,411	—	10.69	07/02/2024
	01/22/2014	33,205	—	3.21	01/22/2024
	—	166,029	—	3.21	10/24/2023
	—	194,558	—	2.45	01/17/2022
	08/06/2020					45,454(5)	56,363
Alec Barclay
	03/14/2020	24,375	105,625	0.40	03/14/2030
	09/10/2019	83,333	116,667	1.43	09/10/2029
	02/21/2019	27,500	32,500	3.72	02/21/2029
	03/01/2018	61,875	28,125	5.08	03/01/2028
	01/05/2017	14,688	312	5.19	01/05/2027
	09/12/2016	10,000	—	6.79	09/12/2026
	04/25/2016	15,000	—	9.32	04/25/2026
	03/14/2020					65,000	80,600
	02/21/2019					20,000	24,800
	03/15/2018							72,258	89,600
Anthony Pare
	03/14/2020	19,688	85,312	0.40	03/14/2030
	01/08/2020	34,375	115,625	1.15	01/08/2030
	09/10/2019	41,667	58,333	1.43	09/10/2029
	04/08/2019	41,667	58,333	3.10	04/08/2029
	03/14/2020					52,500	65,100

(1)

All unvested options for Mr. Sperzel and Mr. McDonough vest in substantially equal monthly installments over the 48 month vesting period from the vesting commencement date based on continued employment or, in the case of Mr. McDonough, service, with us through the applicable vesting date. The unvested options for Mr. Barclay (a) granted on September 10, 2019 vest in substantially equal monthly installments over the 36 month period from the vesting commencement date, and (b) granted on all other dates vest in substantially equal monthly installments over the 48 month period from the vesting commencement date; in each case, subject to Mr. Barclay’s continued employment with us through the applicable vesting date. The unvested options for Mr. Pare (a) granted on April 8, 2019 vest as to 25% of the shares subject to the option on the first anniversary of the vesting commencement date and as to the remaining shares subject to the option in substantially equal monthly installments over the ensuing 36 months, (b) granted on September 10, 2019 vest in substantially equal monthly installments over the 36 month period from the vesting commencement date, and (c) granted on all other dates vest in substantially equal monthly installments over the 48 month period from the vesting commencement date; in each case, subject to Mr. Pare’s continued employment with us through the applicable vesting date. The options are subject to potential accelerated vesting as described in the sections titled “Employment Letter Agreements with Our Named Executive Officers” and “Potential Payments upon a Change in Control” below.

(2)

All unvested restricted stock units for Mr. Barclay and Mr. Pare granted on March 14, 2020 vest in three substantially equal annual installments beginning on March 14, 2021, each subject to the holder’s continued employment with us through the applicable vesting date and potential accelerated vesting as described in the sections titled “Employment Letter Agreements with Our Named Executive Officers” and “Potential Payments upon a Change in Control” below. The unvested restricted stock units for Mr. Barclay granted on February 21, 2019 vest in substantially equal annual installments beginning on February 21, 2020, subject to Mr. Barclay’s continued employment with us through the applicable vesting date and potential accelerated vesting as described in the sections titled “Employment Letter Agreements with Our Named Executive Officers” and “Potential Payments upon a Change in Control” below.

(3)	Based on the closing price of our common stock on December 31, 2020 of $1.24.
(4) (5)

The performance-based restricted stock units vest upon achievement of pre-established 90-day average stock price targets, if achieved between March 15, 2018 and March 18, 2021, subject to the holder’s continued employment with us through the applicable vesting date and potential accelerated vesting as described in the sections titled “Employment Letter Agreements with Our Named Executive Officers” and “Potential Payments upon a Change in Control” below.

The 45,454 unvested restricted stock units for Mr. McDonough were granted under our non-employee director compensation policy for his service as a non-employee director following his resignation as our Chief Executive Officer.

Employment Arrangements with Our Named Executive Officers

We have entered into employment and/or severance letter agreements with each of the named executive officers. Certain key terms of these agreements are described below.

John Sperzel. We have entered into an employment agreement with Mr. Sperzel, which provides that if Mr. Sperzel’s employment is terminated by us without cause or by Mr. Sperzel for good reason, in each case, other than on or within 12 months following the date of a change of control, subject to his signing and not revoking a general release of claims in our favor, he will be entitled to receive 12 months of base salary continuation, plus a pro-rata portion of his target annual cash bonus for the calendar year in which the termination occurs, payable at such time as such year’s annual bonus would have been paid had his employment not terminated, and reimbursement for a portion (based on active employee cost sharing rates) of COBRA healthcare premiums for up to 12 months following termination. In the event that Mr. Sperzel’s employment is terminated by us without cause or by Mr. Sperzel for good reason, in each, case on or within 12 months following the date of a change in control, subject to signing and not revoking a release of claims in our favor, he will be entitled to receive 18 months of base salary continuation, plus a pro-rata portion of his target annual cash bonus for the calendar year in which the termination occurs, payable at such time as such year’s annual bonus would have been paid had his employment not terminated, reimbursement for a portion (based on active employee cost sharing rates) of COBRA healthcare premiums for up to 18 months following termination and full accelerated vesting of all equity or equity-based awards held by Mr. Sperzel.

Mr. Sperzel has also entered into a non-compete, non-disclosure and invention assignment agreement with us pursuant to which he has agreed to refrain from disclosing our confidential information indefinitely and from competing with us or soliciting our employees or consultants for 12 months following termination of his employment.

John McDonough. In July 2019, we entered into a second amendment to the employment letter agreement with Mr. McDonough which provided that, in consideration for his agreement to resign his position as President and Chief Executive Officer and to continue to serve through the date his successor commences employment or earlier termination without cause and his execution and non-revocation of a general release of claims, upon his resignation he would be entitled to receive (i) continued base salary for 15 months following the termination date, which equals an aggregate amount of $687,500, (ii) an amount equal to $233,750, which represents 50% of his last target annual bonus, payable in a single lump sum on March 15 of the year following the year in which the termination date occurs, (iii) if such termination occurred prior to his receipt of an annual bonus in respect of 2019, the amount of any annual bonus that would have been earned had Mr. McDonough remained employed, based on actual performance and pro-rated for the portion of 2019 that Mr. McDonough remained employed (or, if his termination occurred in a subsequent year, the amount of any annual bonus that would have been earned had Mr. McDonough remained employed, based on actual performance and pro-rated for the portion of such year that Mr. McDonough remained employed), payable in a lump sum on March 15 of the year following the year in his termination date occurred, (iv) all premium payments for up to 15 months of continued medical coverage under COBRA; and (v) accelerated vesting of the time-vesting restricted stock unit awards granted to Mr. McDonough in February 2017 and February 2019.

Following Mr. McDonough’s resignation as our President and Chief Executive Officer, his equity awards continue to vest based on his continued service in accordance with their terms, provided that the performance-based restricted stock units granted in March 2018 were forfeited pursuant to the terms of the second amendment to Mr. McDonough’s employment agreement.

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

Anthony Pare. We have entered into a severance letter agreement with Mr. Pare, which provides that if Mr. Pare’s employment is terminated by us without cause within the three months preceding or the 12 months following a change in control, or if Mr. Pare resigns his employment for good reason within the 12 months following a change in control, and he timely executes a release of claims in our favor, he will be entitled to receive six months of base salary continuation, accelerated vesting of all outstanding unvested equity awards and reimbursement for a portion (based on active employee cost sharing rates) of healthcare premiums for up to 12 months.

Mr. Pare has also entered into a non-compete, non-disclosure and invention assignment agreement with us pursuant to which he has agreed to refrain from disclosing our confidential information indefinitely and from competing with us or soliciting our employees or consultants for 12 months following termination of his employment.

Potential Payments Upon a Change in Control

As described above, under the terms of their individual agreements with the Company, Mr. Sperzel, Mr. Barclay and Mr. Pare may become entitled to payments or benefits in connection with certain terminations of employment that occur at specified times around a change in control.

In addition, the agreements governing Mr. Sperzel’s, Mr. Barclay’s and Mr. Pare’s unvested stock options and restricted stock units provide for full accelerated vesting if their employment is terminated by us without cause within the three months preceding or the 12 months following a change of control or if they resign for good reason within 12 months following a change in control.

Mr. McDonough became entitled to the benefits and payments described above in connection with his resignation effective January 8, 2020.

DIRECTOR COMPENSATION

The following table presents the total compensation for each person who served as a non-employee member of our Board of Directors during 2020, other than Mr. McDonough. Because Mr. McDonough served as our President and Chief Executive Officer for a portion of 2020, his compensation as a non-employee director is included in the 2020 Summary Compensation Table set forth above.

Director Compensation Table—2020

	Fees Earned
	or Paid	Stock	All Other
	in Cash	Awards	Compensation	Total
	($)(1)	($)(2)(3)(4)	($)(5)	($)
John W. Cumming	68,372	74,999	—	143,371
David B. Elsbree	58,000	74,999	—	132,999
Seymour Liebman	40,000	74,999	—	114,999
Thierry Bernard (6)	25,861	112,499	—	138,360
Dr. Ninfa M. Saunders (6)	2,286	112,499	—	114,785
Robin Toft (6)	31,306	112,499	—	143,805
Adrian Jones (7)	42,250	17,094	250	59,594
Michael J. Cima, Ph.D. (7)	28,125	—	3,125	31,250
Stanley N. Lapidus (7)	41,175	—	4,575	45,750

(1)

Messrs. Elsbree, Jones and Liebman each elected to receive his $40,000 2020 annual retainer for board service in the form of restricted stock units and, as a result, were each issued 34,188 restricted stock units on January 1, 2020 that vested in a single installment on January 1, 2021. Amounts in this column include the value of the $40,000 2020 annual retainer forgone in lieu of restricted stock units for each of Messrs. Elsbree, Jones and Liebman.

(2)

Messrs. Cumming, Elsbree and Liebman were granted $75,000 in the form of restricted stock units, and, as a result, were each issued 45,454 restricted stock units on August 6, 2020 that vest in a single installment on the earlier of the first anniversary of the grant date or the date of the next annual meeting of stockholders.

(3)

As Directors elected or appointed to the Board in 2020, Messrs. Bernard, Saunders and Toft were granted 1.5 times the number of restricted stock units granted to the Directors listed in (2) and, as a result, were each issued 68,181 restricted stock units on August 6, 2020 that vest in substantially equal installments on each of the first three anniversaries of the date of grant.

(4) (5) (6) (7)

Amounts for Messrs. Lapidus, Cima and Jones includes the incremental fair value of the accelerated vesting of unvested restricted stock units and the extended exercise period for each director’s outstanding vested options approved by the Board in connection with their resignation.

Represents the payment of the board retainers for Messrs. Lapidus, Cima and Jones from the date of their resignation through the second quarter of 2020, which was approved by the Board in conjunction with their resignations.

Messrs. Bernard, Saunders and Toft were elected to the Board on June 14, 2020.

Messrs. Lapidus, Cima and Jones resigned from the Board of Directors effective June 12, 2020.

The table below shows the aggregated numbers of outstanding option awards (exercisable and unexercisable) and unvested stock awards held as of December 31, 2020 by each non-employee director.

		Unvested Stock
	Option Awards	Awards
	Outstanding at	Outstanding at
	2020 Fiscal Year	2020 Fiscal Year
	End	End
John W. Cumming	123,470	45,454
David B. Elsbree	123,470	79,642
Seymour Liebman	88,176	79,642
Thierry Bernard	—	68,181
Dr. Ninfa M. Saunders	—	68,181
Robin Toft	—	68,181
Adrian Jones	—	—
Michael J. Cima, Ph.D.	—	—
Stanley N. Lapidus	—	—

We maintain a non-employee director compensation policy pursuant to which all non-employee directors were paid cash compensation as set forth below for 2020:

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

Under the non-employee director compensation policy in effect at the beginning of 2020, each non-employee director initially appointed or elected to the Board of Directors was granted an option to purchase 66,176 shares of our common stock on the date he or she first became a non-employee director. The option vests and becomes exercisable in substantially equal installments on each of the first three anniversaries of the date of grant, subject to the director’s continued service on the Board of Directors. The Board of Directors was also able to elect, prior to the date of the annual stockholder meeting, to make annual equity awards under the program in the form of (i) an option to purchase 22,000 shares of our common stock, (ii) 11,000 restricted stock units on the date of such annual meeting, or (iii) a combination thereof. These awards would vest (i) if an option, in 12 substantially equal monthly installments following the date of grant and (ii) if a restricted stock unit, in a single installment on the first anniversary of the grant date, subject to the director’s continued service on the Board of Directors.

In June 2020, following its review of the results of a competitive market analysis performed by Arnosti Consulting, our independent compensation consultant, our Board of Directors approved the amendment of the non-employee director compensation program to provide that the annual equity grant to continuing non-employee directors made on the date of the annual meeting of stockholders will be an award of restricted stock units having an aggregate value of $75,000, based on the closing price of the Company’s common stock on the date of grant. However, the maximum number of restricted units subject to such grant will not exceed 100,000 restricted stock units (as may be adjusted for stock splits, recapitalizations and the like). The restricted stock units subject to the annual grant will vest in a single installment on the earlier of (i) the first anniversary of the grant date and (ii) the date of the next annual meeting of stockholders, subject to the director’s continued service on the Board of Directors. The non-employee director compensation program was also amended to provide that the initial non-employee director grant will be an award of restricted stock units covering a number of shares equal to one and a half times the number of restricted stock units subject to the last (or concurrent) annual grant for continuing directors. The initial grant vests in substantially equal installments on each of the first three anniversaries of the date of grant, subject to the director’s continued service on the Board of Directors. Any new directors appointed to the Board of Directors prior to the 2020 annual meeting of the stockholders shall receive their initial grant on the date of the 2020 annual meeting of stockholders, and the number of shares subject to such initial grant will be determined based on the annual grants made at the 2020 annual meeting of stockholders. Prior to the amendment of the non-employee director compensation program in June 2020, the annual equity grants to our non-employee directors were positioned below the 10th percentile of the Company’s peer group, and such amendments are intended to position the annual grant closer to the median of our peer group and align the initial grant with peer practice.

Effective June 12, 2020, Stanley Lapidus, Michael Cima and Adrian Jones resigned from the Board of Directors. In connection with their resignation, the Board of Directors approved the (i) acceleration of unvested restricted stock units, if any, held by each individual at the time of his resignation, (ii) payment of each of their Board retainer fees through the second quarter of 2020 and (iii) extension of the time period each of them has to exercise any vested options held by them on their resignation date until December 31, 2020.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information on our equity compensation plans as of December 31, 2020.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, and Rights		Weighted Average Exercise Price of Outstanding Options, and Rights		Number of Securities Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders (1)	6,687,989	(2)	$4.42	(3)	5,506,018	(4)
Equity compensation plans not approved by security holders (5)	3,551,719		1.57		2,073,281
Total	10,239,708		$3.24		7,579,299

(1)

Consists of the 2006 Employee, Director and Consultant Stock Plan, or the 2006 Plan, the 2014 Incentive Award Plan, as amended and restated, or the 2014 Plan, and the Employee Stock Purchase Plan, or ESPP. We ceased issuing new awards under the 2006 Plan when the 2014 Plan became effective.

(2)

Consists of 700,781 outstanding options to purchase shares of our common stock under the 2006 Plan, 4,343,429 outstanding options to purchase shares of our common stock under the 2014 Plan, and 1,643,779 outstanding restricted stock units under the 2014 Plan.

(3)

Represents the weighted-average exercise price of options under the 2014 Plan and 2006 Plan as of December 31, 2020. Amounts shown do not take into account any restricted stock units awarded under the 2014 Plan, which do not have an exercise price.

(4)

Pursuant to the terms of the 2014 Plan, the number of shares of common stock available for issuance under the 2014 Plan automatically increases on January 1 of each year during the current ten year term of the 2014 Plan, beginning on January 1, 2015. The annual increase in the number of shares is currently equal to the lesser of: (a) 4% of our shares of common stock outstanding (on an as-converted basis) on the final day of the immediately preceding calendar year; and (b) such smaller number of shares of common stock determined by the Board of Directors. Pursuant to the terms of the ESPP, as amended in August 2020, the aggregate number of shares that may be issued pursuant to rights granted under the ESPP shall be 4,523,944 shares. As of December 31, 2020, a total of 3,268,850 shares of stock were available for issuance under the ESPP, 1,300,000 of which were subject to purchase with respect to the purchase period in effect as of December 31, 2020, which purchase period ends on May 15, 2021.

(5)	Consists of the Inducement Award Plan. See Note 8 to the audited consolidated financial statements included in this Annual Report on Form 10-K for a description of the material features of the plan.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding beneficial ownership of our common stock as of December 31, 2020, for: each person known to us to be the beneficial owner of more than five percent of our outstanding common stock; each of our named executive officers; each of our directors and nominees; and all of our directors and executive officers as a group.

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

The table lists applicable percentage ownership based on 148,078,974 shares of our common stock outstanding as of December 31, 2020. The number of shares beneficially owned includes shares of our common stock that each person has the right to acquire within 60 days of December 31, 2020, except as noted in the footnotes below, including upon the exercise of stock options and vesting of restricted stock units. These stock options and restricted stock units shall be deemed to be outstanding for the purpose of computing the percentage of outstanding shares of our common stock owned by such person but shall not be deemed to be outstanding for the purpose of computing the percentage of outstanding shares of our common stock owned by any other person.

Name of Beneficial Owner	Amount and Nature of Ownership	Percentage of Class
5% or Greater Stockholders
None
Named Executive Officers and Directors
John Sperzel (1)	812,500	*
John McDonough (2)	1,641,775	1.1%
Alec Barclay (4)	334,263	*
Anthony Pare (3)	176,898	*
John W. Cumming (5)	147,050	*
David B Elsbree (6)	248,739	*
Seymour Liebman (7)	6,227,702	4.2%
Thierry Bernard	—	*
Dr. Ninfa M. Saunders	—	*
Robin Toft	—	*
All executive officers and directors as a group (13 persons) (8)	10,213,366	6.9%

*	Less than 1%.
(1)

Consists of options to purchase 812,500 shares of common stock which Mr. Sperzel has the right to acquire pursuant to outstanding stock options which are, or will be, immediately exercisable within 60 days of December 31, 2020.

(2)

Consists of (a) 489,114 shares of common stock and (b) options to purchase 1,152,661 shares of common stock which Mr. McDonough has the right to acquire pursuant to outstanding stock options which are, or will be, immediately exercisable within 60 days of December 31, 2020.

(3)

Consists of (a) 19,155 shares of common stock and (b) options to purchase 157,743 shares of common stock which Mr. Pare has the right to acquire pursuant to outstanding stock options which are, or will be, immediately exercisable within 60 days of December 31, 2020.

(4)

Consists of (a) 62,527 shares of common stock, (b) options to purchase 261,736 shares of common stock which Mr. Barclay has the right to acquire pursuant to outstanding stock options which are, or will be, immediately exercisable within 60 days of December 31, 2020 and (c) 10,000 restricted stock units vesting within 60 days of December 31, 2020.

(5)

Consists of (a) 23,580 shares of common stock and (b) options to purchase 123,470 shares of common stock which Mr. Cumming has the right to acquire pursuant to outstanding stock options which are, or will be, immediately exercisable within 60 days of December 31, 2020.

(6)

Consists of (a) 91,081 shares of common stock, (b) options to purchase 123,470 shares of common stock which Mr. Elsbree has the right to acquire pursuant to outstanding stock options which are, or will be, immediately exercisable within 60 days of December 31, 2020 and (c) 34,188 restricted stock units vesting within 60 days of December 31, 2020.

(7)

Based on information set forth in a Schedule 13D filed with the SEC by Canon U.S.A., Inc. on September 21, 2016, this includes 6,055,341 shares held by Canon U.S.A., Inc. Mr. Seymour Liebman is the Executive Vice President, Chief Administrative Officer and General Counsel of Canon U.S.A., Inc. and the Senior Managing Executive Officer of Canon Inc., Japan, and Chairman of the Board of BriefCam, a Canon Inc. company and may be deemed to have beneficial ownership of the shares held by Canon U.S.A., Inc. Canon U.S.A., Inc. and Mr. Liebman each disclaim beneficial ownership of the shares held directly or indirectly by Canon U.S.A., Inc., except to the extent of its pecuniary interest therein, if any. On September 21, 2016, 66,176 options were granted to Mr. Liebman, in connection with Mr. Liebman becoming a member of our Board of Directors, on June 2, 2017, 18,000 restricted stock units were granted to Mr. Liebman, on January 1, 2018, 9,708 restricted stock units were granted to Mr. Liebman, on June 8, 2018, 9,000 restricted stock units were granted to Mr. Liebman, on January 1, 2019, 13,289 restricted stock units were granted to Mr. Liebman, on June 7, 2019, 22,000 options were granted to Mr. Liebman, of which all are immediately exercisable and on January 1, 2020, 34,188 restricted stock units were granted to Mr. Liebman, of which 34,188 are vesting within 60 days of December 31, 2020. The mailing address of the beneficial owner is One Canon Park, Melville, New York 11747.

(8)

Consists of (a) 6,884,157 shares of common stock, (b) 3,230,833 shares of common stock which our directors and executive officers as a group have the right to acquire pursuant to outstanding stock options which are, or will be, immediately exercisable within 60 days of December 31, 2020 and (c) 98,376 restricted stock units vesting within 60 days of December 31, 2020.

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

Transactions with Related Persons

Based on a review of the transactions and arrangements between us and any related person or related person’s affiliate, we describe below the transactions or arrangements since January 1, 2019 in which any related person or related person affiliate has a direct or indirect material interest and the amount involved exceeds $120,000.

Co-Development Agreement. On February 3, 2015, we entered into a Co-Development Partnership Agreement with Canon U.S. Life Sciences, Inc. (“Canon US Life Sciences”) to develop a diagnostic test panel to rapidly detect Lyme disease. Canon US Life Sciences is an affiliate of Canon U.S.A., Inc., which acquired greater than 5% of our voting securities on September 21, 2016. Under the terms of the agreement, we received an upfront payment of $2.0 million from Canon US Life Sciences and the agreement included an additional $6.5 million of consideration upon achieving certain development and regulatory milestones for total aggregate payments of up to $8.5 million. Of the additional $6.5 million of consideration, we received $3.5 million related to the achievement of two milestones. We recorded revenue of $0.5 million for the year ended December 31, 2019. As of December 31, 2019, all revenue related to the Co-Development Agreement had been recognized.

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

Independence of the Board of Directors

Board Leadership and Independence. Our Board of Directors has determined that all members of the Board of Directors, (including Ninfa Saunders, Thierry Bernard and Robin Toft), except John McDonough, John Sperzel and Seymour Liebman, are independent, as determined in accordance with Nasdaq rules. The Board had previously determined that Stanley Lapidus, Michael Cima and Adrian Jones were independent in accordance with Nasdaq rules. In making such independence determination, the Board of Directors considered the relationships that each such non-employee director has with us and all other facts and circumstances that the Board of Directors deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director. In considering the independence of the directors listed above, our Board of Directors considered the association of our directors with the holders of more than 5% of our common stock. There are no family relationships among any of our directors or executive officers.

The positions of our Chairman of the Board, or Lead Independent Director, and Chief Executive Officer are presently separated. Separating these positions allows our Chief Executive Officer to focus on our day-to-day business, while allowing the Chairman of the Board, or Lead Independent Director, to lead the Board of Directors in its fundamental role of providing advice to and independent oversight of management. Our Board of Directors recognizes the time, effort and energy that the Chief Executive Officer must devote to his position in the current business environment, as well as the commitment required to serve as our Chairman or Lead Independent Director, particularly as the Board of Directors’ oversight responsibilities continue to grow. Our Board of Directors also believes that this structure ensures a greater role for the non-management directors in the oversight of our company and active participation of the independent directors in setting agendas and establishing priorities and procedures for the work of our Board of Directors. Our Board of Directors believes its administration of its risk oversight function has not affected its leadership structure. Although our bylaws do not require our Chairman, or Lead Independent Director, and Chief Executive Officer positions to be separate, our Board of Directors believes that having separate positions is the appropriate leadership structure for us at this time. John W. Cumming was appointed Lead Independent Director on June 14, 2020, replacing Stanley Lapidus.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed for professional audit services and other services rendered to us by BDO USA, LLP (“BDO”), our independent registered public accounting firm, and its affiliates for the fiscal years ended December 31, 2020 and 2019.

	Fiscal 2020	Fiscal 2019
Audit Fees	$721,708	$865,084
Tax Fees	49,350	43,400
Total	$771,058	$908,484

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

Audit Committee Pre-Approval of Audit and Non-Audit Services

The Audit Committee has adopted a policy (the “Pre-Approval Policy”) that sets forth the procedures and conditions pursuant to which audit and non-audit services proposed to be performed by the independent auditor may be pre-approved. The Pre-Approval Policy generally provides that we will not engage BDO USA, LLP to render any audit, audit-related, tax or permissible non-audit service unless the service is either (i) explicitly approved by the Audit Committee (“specific pre-approval”) or (ii) entered into pursuant to the pre-approval policies and procedures described in the Pre-Approval Policy (“general pre-approval”). Unless a type of service to be provided by BDO USA, LLP has received general pre-approval under the Pre-Approval Policy, it requires specific pre-approval by the Audit Committee or by a designated member of the Audit Committee to whom the committee has delegated the authority to grant pre-approvals. Any proposed services exceeding pre-approved cost levels or budgeted amounts will also require specific pre-approval. For both types of pre-approval, the Audit Committee will consider whether such services are consistent with the SEC's rules on auditor independence. The Audit Committee will also consider whether the independent auditor is best positioned to provide the most effective and efficient service, for reasons such as its familiarity with the Company's business, people, culture, accounting systems, risk profile and other factors, and whether the service might enhance the Company's ability to manage or control risk or improve audit quality. All such factors will be considered as a whole, and no one factor should necessarily be determinative. The Audit Committee periodically reviews and generally pre-approves any services (and related fee levels or budgeted amounts) that may be provided by BDO USA, LLP without first obtaining specific pre-approvals from the Audit Committee or the Chair of the Audit Committee. The Audit Committee may revise the list of general pre-approved services from time to time, based on subsequent determinations.

All BDO services and fees in the fiscal years ended December 31, 2020 and 2019 were pre-approved by the audit committee.

Item 15.	EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

a.Documents filed as part of this Annual Report.

1.	The following financial statements of T2 Biosystems, Inc. and Report of Independent Registered Public Accounting Firm, are included in this report:

Report of BDO USA LLP, Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2020 and 2019

Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2020 and 2019

Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2020 and 2019

Consolidated Statements of Cash Flows for the years ended December 31, 2020 and 2019

Notes to Consolidated Financial Statements

2.	List of financial statement schedules. All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.

INDEX TO EXHIBITS

Exhibit Number		Description of Exhibit

3.1		Restated Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K (File No. 001-36571) filed on August 12, 2014)

3.2		Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K (File No. 001-36571) filed on August 12, 2014)

4.1		Form of Common Stock Certificate of the Company (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A (File No. 333-197193) filed on July 28, 2014)

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

4.4	*	Description of Securities

10.1	#

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

10.3	*#	Non-Employee Director Compensation Program, effective as of February 24, 2021

10.4	#

Form of Indemnification Agreement for Directors and Officers (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1/A (File No. 333-197193 filed on July 28, 2014)

10.5	#

Employment Letter Agreement, dated as of March 14, 2008, by and between the Company and John McDonough, as amended (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1/A (File No. 333-197193) filed on July 28, 2014)

10.6	†

Exclusive License Agreement, dated as of November 7, 2006, as amended on December 2, 2008 and February 21, 2011, by and between The General Hospital Corporation d/b/a Massachusetts General Hospital and the Company (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (File No. 333-197193) filed on July 2, 2014)

10.7

Commercial Lease, dated as of May 6, 2013, as amended on September 24, 2013, by and between the Company and Columbus Day Realty, Inc. (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1 (File No. 333-197193) filed on July 2, 2014)

10.8

Lease, dated as of August 6, 2010, by and between the Company and King 101 Hartwell LLC, as amended by the First Amendment to Lease on November 30, 2011 and the Second Amendment to Lease on July 11, 2014  (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1/A (File No. 333-197193) filed on July 16, 2014)

10.9		2014 Employee Stock Purchase Plan, effective as of June 14, 2020 (incorporated by reference to Exhibit 10.4 of the Company’s Form 10-Q (File No. 001-36571) filed on August 12, 2020)

10.10	†

Supply Agreement by and between the Company and SMC Ltd., effective as of October 10, 2014 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K/A (File No. 001-36571) filed on January 21, 2015)

10.11	†

Co-Development Partnership Agreement by and between the Company and Canon U.S. Life Sciences, Inc., dated as of February 3, 2015 (incorporated by reference to Exhibit 10.22 of the Company’s Form 10-K (File No. 001-36571) filed on March 4, 2015)

10.12		Third Amendment to Lease with King 101 Hartwell LLC on May 27, 2015 (incorporated by referenced to Exhibit 10.1 of the Company’s Form 8-K (File No. 001-36571) filed on May 29, 2015)

10.13	†

Master Lease Agreement and between the Company and Essex Capital Corporation, dated as of October 31, 2015 (incorporated by reference to Exhibit 10.27 of the Company’s Form 10-K (File No. 001-36571) filed on March 9, 2016)

10.14

Stock Purchase Agreement, dated September 21, 2016, by and among Canon U.S.A., Inc. and the Company (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (File No. 001-36571) filed on September 22, 2016)

10.15

Voting and Standstill Agreement, dated September 21, 2016, by and among Canon U.S.A., Inc. and the Company (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K (File No. 001-36571) filed on September 22, 2016)

10.16

Registration Rights Agreement, dated September 21, 2016, by and among Canon U.S.A., Inc. and the Company (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K (File No. 001-36571) filed on September 22, 2016)

10.17	†

Co-Development, Collaboration and Co-Marketing Agreement, dated November 1, 2016, by and between the Company and Allergan Sales, LLC (incorporated by reference to Exhibit 10.28 of the Company’s Form 10-K (File No. 001-36571) filed on March 15, 2017)

10.18	†

Term Loan Agreement, dated December 30, 2016, by and among the Company, CRG Servicing LLC, as administrative and collateral agent, and the lenders from time to time party thereto and the subsidiary guarantors from time to time party thereto (incorporated by reference to Exhibit 10.29 of the Company’s Form 10-K (File No. 001-36571) filed on March 15, 2017)

10.19

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

10.24

Amendment No. 1 to Term Loan Agreement, dated March 1, 2017, by and among the Company, CRG Servicing LLC, as administrative and collateral agent, and the lenders party thereto (incorporated by reference to Exhibit 10.3 of the Company’s Form 10-Q (File No. 001-36571) filed on May 8, 2017)

10.25

Amendment to Co-Development, Collaboration and Co-Marketing Agreement, by and between the Company and Allergan Sales, LLC, dated June 1, 2017 (incorporated by reference to Exhibit 10.3 of the Company’s Form 10-Q (File No. 001-36571) filed on August 4, 2017)

10.26	†

Amendment to Supply Agreement, by and between the Company and SMC Ltd., dated August 29, 2017 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (File No. 001-36571) filed on August 29, 2017)

10.27

Second Amendment to Supply Agreement, by and between the Company and SMC Ltd., dated December 22, 2017 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (File No. 001-36571) filed on December 27, 2017)

10.28

Lease Indenture Agreement, dated September 21, 2017, by and between 91 Hartwell Ave. Trust and the Company (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q (File No. 001-36571) filed on November 3, 2017)

10.29	#

Employment Offer Letter, dated as of March 7, 2016, by and between the Company and Alec Barclay (incorporated by reference to Exhibit 10.35 of the Company’s Form 10-K (File No. 001-36571) filed on March 19, 2018)

10.30	#

Change of Control Severance Agreement, dated February 1, 2017, as amended on March 6, 2018, by and between the Company and Alec Barclay (incorporated by reference to Exhibit 10.36 of the Company’s Form 10-K (File No. 001-36571) filed on March 19, 2018)

10.31	#

Amendment to Change of Control Severance Agreement, by and between the Company and Alec Barclay, dated March 6, 2018 (incorporated by reference to Exhibit 10.37 of the Company’s Form 10-K (File No. 001-36571) filed on March 19, 2018)

10.32	#

Employment Offer Letter, dated as of January 30, 2018, by and between the Company and John M. Sprague (incorporated by reference to Exhibit 10.38 of the Company’s Form 10-K (File No. 001-36571) filed on March 19, 2018)

10.33	#

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

10.38	#

T2 Biosystems, Inc. Inducement Award Plan (as amended and restated, effective January 8, 2020) and form of option agreement, restricted stock agreement, and restricted stock unit agreement thereunder (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K (File No. 001-36571) filed on January 9, 2020)

10.39

Third Amendment to Supply Agreement, by and between the Company and SMC Ltd., dated May 16, 2018 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (File No. 001-36571) filed on May 17, 2018)

10.40

Amendment No. 4 to Commercial Lease, dated as of August 31, 2018, by and between the Company and Columbus Day Realty, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (File No. 001-36571) filed on September 7, 2018)

10.41

Fifth Amendment to Lease, dated December 6, 2018, by and between the Company and King 101 Harwell LLC (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (File No. 001-36571) filed on December 12, 2018)

10.42	#

Employment Offer Letter, dated as of October 29, 2014, by and between the Company and Michael Gibbs (incorporated by reference to Exhibit 10.45 of the Company’s Form 10-K (File No. 001-36571) filed on March 14, 2019)

10.43	#

Change of Control Severance Agreement, dated October 29, 2014, by and between the Company and Michael Gibbs (incorporated by reference to Exhibit 10.46 of the Company’s Form 10-K (File No. 001-36571) filed on March 14, 2019)

10.44	#

Amendment to Change of Control Severance Agreement, by and between the Company and Michael Gibbs, dated June 6, 2017 (incorporated by reference to Exhibit 10.47 of the Company’s Form 10-K (File No. 001-36571) filed on March 14, 2019)

10.45

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

10.51	†

Amendment No. 5 to Term Loan Agreement dated as of September 10, 2019 by and between T2 Biosystems, Inc., CRG Servicing LLC and the lenders listed on the signature pages thereto (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q (File No. 001-36571) filed on November 18, 2019)

10.52	†

Contract, dated as of September 6, 2019, by and between the Company and Biomedical Advanced Research and Development Authority of the U.S. Department of Health and Human Services (incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q/A (File No. 001-36571) filed on November 18, 2019)

10.53	#

Second Amendment to Employment Agreement, dated July 30, 2019, between the Company and John McDonough (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K (File No. 001-36571) filed on July 30, 2019)

10.54	†

Supply Agreement, dated as of March 1, 2019, by and between the Company and GE Healthcare (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q (File No. 001-36571) filed on May 10, 2019)

10.55	#

Employment Agreement, dated as of January 8, 2020, by and between the Company and John Sperzel (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (File No. 001-36571) filed on January 9, 2020)

10.56	#

Offer Letter, dated as of March 11, 2019, by and between the Company and Anthony Pare (incorporated by reference to Exhibit 10.62 of the Company’s Form 10-K (File No. 001-36571) filed on March 16, 2020)

10.57	#

Promotion Letter, dated as of January 3, 2020, by and between the Company and Anthony Pare (incorporated by reference to Exhibit 10.63 of the Company’s Form 10-K (File No. 001-36571) filed on March 16, 2020)

10.58	#

Change in Control Severance Agreement, dated as of March 11, 2019, by and between the Company and Anthony Pare (incorporated by reference to Exhibit 10.64 of the Company’s Form 10-K (File No. 001-36571) filed on March 16, 2020)

10.59	†

Amendment of Solicitation/Modification of Contract, dated as of September 30, 2020 by and between the Company and Biomedical Advanced Research and Development Authority of the U.S. Department of Health and Human Services (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q (File No. 001-36571) filed on November 5, 2020)

10.60

Sixth Amendment to Lease by and between the Company and LS King Hartwell Innovation Campus LLC, dated as of October 19, 2020 (incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q (File No. 001-36571) filed on November 5, 2020)

10.61

First Amendment to Lease by and between the Company and LS King Hartwell Innovation Campus LLC, dated as of October 19, 2020 (incorporated by reference to Exhibit 10.3 of the Company’s Form 10-Q (File No. 001-36571) filed on November 5, 2020)

10.62

Amendment No. 5 to Commercial Lease between Columbus Day Realty, Inc. and the Company, dated as of October 20, 2020 (incorporated by reference to Exhibit 10.4 of the Company’s Form 10-Q (File No. 001-36571) filed on November 5, 2020)

10.63	†*	Amendment No. 6 to Term Loan Agreement, dated January 25, 2021, between T2 Biosystems, Inc. and CRG Servicing LLC

10.64	#*	Employment Offer Letter, dated as of December 31, 2020, by and between the Company and Dr. Aparna Ahuja

10.65	#*	Change of Control Severance Agreement, dated December 31 ,2020, by and between the Company and Dr. Aparna Ahuja

21.1	*	Subsidiaries of the Registrant

23.1	*	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm

31.1	*	Certification of principal executive officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	*	Certification of principal financial officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	**	Certification of the principal executive officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. section 1350.

32.2	**	Certification of the principal financial officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. section 1350.

101.INS	*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	*	Inline XBRL Taxonomy Extension Schema Document

101.CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

**    Furnished herewith.

#	Indicates management contract or compensatory plan.
†	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 406 under the Securities Act of 1933, or the Securities Act.

Item 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 2021.

T2 BIOSYSTEMS, INC.

By:	/S/ John SPERZEL
Name:	John Sperzel
Title:	President, Chief Executive Officer and Director
(principal executive officer)

 March 31, 2021

By:	/s/ JOHN M. SPRAGUE
Name:	John M. Sprague
Title:	Chief Financial Officer
(principal financial officer and principal
accounting officer)

March 31, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/ S / JOHN SPERZEL	President, Chief Executive Officer and Director (principal executive officer)	March 31, 2021
John Sperzel

/ s / JOHN M. SPRAGUE	Chief Financial Officer (principal accounting officer)	March 31, 2021
John M. Sprague

/ S / JOHN MCDONOUGH	Non-executive Chairman and Director	March 31, 2021
John McDonough

/ S / THIERRY BERNARD	Director	March 31, 2021
Thierry Bernard

/ S / DR. NINFA M. SAUNDERS	Director	March 31, 2021
Dr. Ninfa M. Saunders

/ S / ROBIN TOFT	Director	March 31, 2021
Robin Toft

/ S / JOHN W. CUMMING	Director	March 31, 2021
John W. Cumming

/ S / DAVID B. ELSBREE	Director	March 31, 2021
David B. Elsbree

/ S / SEYMOUR LIEBMAN	Director	March 31, 2021
Seymour Liebman