Form 10-Q
period 2021-03-31
T2 Biosystems, Inc.
filed 2021-05-13
CIK 1492674

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 11, 2021, the registrant had 150,108,017 shares of common stock outstanding.

T2 BIOSYSTEMS, INC.

i

PART I.

FINANCIAL INFORMATION

Item 1. Financial Statements

T2 BIOSYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	March 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$10,691	$16,793
Marketable securities	22,617	25,396
Accounts receivable	4,034	5,099
Inventories	4,525	3,636
Prepaid expenses and other current assets	2,720	2,660
Total current assets	44,587	53,584
Property and equipment, net	4,202	3,771
Operating lease right-of-use assets	10,606	11,034
Restricted cash	551	551
Marketable securities	10,002	10,002
Other assets	104	136
Total assets	$70,052	$79,078
Liabilities and stockholders’ (deficit) equity
Current liabilities:
Accounts payable	$3,907	$2,058
Accrued expenses and other current liabilities	6,094	7,512
Deferred revenue	400	230
Total current liabilities	10,401	9,800
Notes payable	45,855	45,235
Operating lease liabilities, net of current portion	10,255	10,533
Deferred revenue, net of current portion	281	424
Derivative liability	181	1,010
Other liabilities	3,645	3,350
Commitments and contingencies (see Note 13)
Stockholders’ (deficit) equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding at March 31, 2021 and December 31, 2020	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 148,491,673 and 148,078,974 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	148	148
Additional paid-in capital	432,905	431,544
Accumulated other comprehensive income	16	9
Accumulated deficit	(433,635)	(422,975)
Total stockholders’ (deficit) equity	(566)	8,726
Total liabilities and stockholders’ (deficit) equity	$70,052	$79,078

See accompanying notes to condensed consolidated financial statements.

T2 BIOSYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Revenue:
Product revenue	$4,650	$1,045
Contribution revenue	2,306	1,500
Total revenue	6,956	2,545
Costs and expenses:
Cost of product revenue	5,790	4,671
Research and development	4,665	4,780
Selling, general and administrative	6,203	6,655
Total costs and expenses	16,658	16,106
Loss from operations	(9,702)	(13,561)
Other income (expense):
Interest income	6	—
Interest expense	(1,013)	(1,417)
Other income, net	49	29
Total other expense	(958)	(1,388)
Net loss	$(10,660)	$(14,949)
Net loss per share — basic and diluted	$(0.07)	$(0.22)
Weighted-average number of common shares used in computing net loss per share — basic and diluted	148,231,412	68,637,322

Other comprehensive loss:
Net loss	$(10,660)	$(14,949)
Change in net unrealized gain on marketable securities, net of taxes:
Net unrealized gain on marketable securities arising during the period	9	—
Less: net realized gain on marketable securities included in net loss	(2)	—
Net unrealized gain on marketable securities	7	—
Comprehensive loss	$(10,653)	$(14,949)

See accompanying notes to condensed consolidated financial statements.

T2 BIOSYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

(In thousands, except share data)

(Unaudited)

	Common		Additional		Accumulated Other	Total
	Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	(Deficit) Equity
Balance at December 31, 2019	50,651,535	$51	$342,121	$(376,177)	$—	$(34,005)
Stock-based compensation expense	—	—	1,160	—	—	1,160
Issuance of common stock from vesting of restricted stock	370,417	—	—	—	—	—
Issuance of common stock from secondary public offerings, net	68,150,678	68	40,029	—	—	40,097
Net loss	—	—	—	(14,949)	—	(14,949)
Balance at March 31, 2020	119,172,630	$119	$383,310	$(391,126)	$—	$(7,697)

	Common		Additional		Accumulated Other	Total
	Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	(Deficit) Equity
Balance at December 31, 2020	148,078,974	$148	$431,544	$(422,975)	$9	$8,726
Stock-based compensation expense	—	—	1,308	—	—	1,308
Issuance of common stock from vesting of restricted stock and exercise of stock options	412,699	—	53	—	—	53
Unrealized gain (loss) on marketable securities	—	—	—	—	7	7
Net loss	—	—	—	(10,660)	—	(10,660)
Balance at March 31, 2021	148,491,673	$148	$432,905	$(433,635)	$16	$(566)

See accompanying notes to condensed consolidated financial statements.

T2 BIOSYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities
Net loss	$(10,660)	$(14,949)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	383	503
Amortization of bond premium	38	—
Amortization of operating lease right-of-use assets	428	394
Stock-based compensation expense	1,308	1,160
Change in fair value of derivative instrument	(829)	(111)
Gain on sales of marketable securities	(2)	—
Impairment of property and equipment	—	629
Non-cash interest expense	915	621
Changes in operating assets and liabilities:
Accounts receivable	1,065	371
Prepaid expenses and other assets	(28)	(278)
Inventories	(1,426)	845
Accounts payable	1,798	(2,021)
Accrued expenses and other liabilities	(978)	(1,265)
Deferred revenue	27	(61)
Operating lease liabilities	(747)	(578)
Net cash used in operating activities	(8,708)	(14,740)
Cash flows from investing activities
Proceeds from maturities of marketable securities	2,750	—
Purchases and manufacture of property and equipment	(197)	(67)
Net cash provided by (used in) investing activities	2,553	(67)
Cash flows from financing activities
Proceeds from issuance of shares from stock option exercises	53	—
Proceeds from issuance of common stock in public offering, net of offering costs	—	40,097
Net cash provided by financing activities	53	40,097
Net (decrease) increase in cash, cash equivalents and restricted cash	(6,102)	25,290
Cash, cash equivalents and restricted cash at beginning of period	17,344	11,213
Cash, cash equivalents and restricted cash at end of period	$11,242	$36,503
Supplemental disclosures of cash flow information
Cash paid for interest	$928	$906
Supplemental disclosures of noncash activities
Transfer of T2 owned instruments and components (from) to inventory	$(537)	$521
Purchases of property and equipment included in accounts payable and accrued expenses	$100	$50

	March 31, 2021	December 31, 2020
Reconciliation of cash, cash equivalents and restricted cash at end of period
Cash and cash equivalents	$10,691	$16,793
Restricted cash	551	551
Total cash, cash equivalents and restricted cash	$11,242	$17,344

See accompanying notes to condensed consolidated financial statements.

T2 BIOSYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Nature of Business

T2 Biosystems, Inc. and its subsidiary (the “Company,” “we,” or “T2”) have operations based in Lexington, Massachusetts. T2 Biosystems, Inc. was incorporated on April 27, 2006 as a Delaware corporation. The Company is an in vitro diagnostics company that has developed an innovative and proprietary technology platform that offers a rapid, sensitive and simple alternative to existing diagnostic methodologies. The Company is using its T2 Magnetic Resonance technology (“T2MR”) to develop a broad set of applications aimed at lowering mortality rates, improving patient outcomes and reducing the cost of healthcare by helping medical professionals make targeted treatment decisions earlier. T2MR enables rapid detection of pathogens, biomarkers and other abnormalities in a variety of unpurified patient sample types, including whole blood, plasma, serum, saliva, sputum, cerebral spinal fluid and urine, and can detect cellular targets at limits of detection as low as one colony forming unit per milliliter (“CFU/mL”). The Company’s initial development efforts target sepsis, which is an area of significant unmet medical need in which existing therapies could be more effective with improved diagnostics. On September 22, 2014, the Company received market clearance from the U.S. Food and Drug Administration (“FDA”) for its first two products, the T2Dx® Instrument (the “T2Dx”) and T2Candida® Panel (“T2Candida”). On May 24, 2018, the Company received market clearance from the FDA for its T2Bacteria® Panel (“T2Bacteria”). On February 6, 2019, the FDA granted the Company’s T2ResistanceTM Panel (“T2Resistance”) designation as a Breakthrough Device. On August 2, 2019, the Center for Medicare & Medicaid Services (CMS) granted approval for a New Technology Add-on Payment (NTAP) for the T2Bacteria Panel for fiscal year 2020 and in September 2020, CMS extended the approval for 2021. On November 20, 2019, the Company’s T2Resistance Panel was granted a CE-Mark. On June 30, 2020, the Company announced the U.S. launch of its COVID-19 molecular diagnostic test, the T2SARS-CoV-2 Panel, after validation of the test meeting the FDA’s requirements for an Emergency Use Authorization (EUA). In August 2020, the FDA issued EUA for the Company’s T2SARS-CoV-2 Panel. The test is designed to detect the presence of the SARS-CoV-2 virus in a nasopharyngeal swab sample.

Liquidity and Going Concern

At March 31, 2021, the Company had cash, cash equivalents, marketable securities and restricted cash of $43.9 million, an accumulated deficit of $433.6 million, stockholders’ deficit of $0.6 million, and has experienced cash outflows from operating activities over the past years. The future success of the Company is dependent on its ability to successfully commercialize its products, obtain regulatory clearance for and successfully launch its future product candidates, obtain additional capital and ultimately attain profitable operations. Historically, the Company has funded its operations primarily through its August 2014 initial public offering, its December 2015 public offering, its September 2016 private investment in public equity (“PIPE”) financing, its September 2017 public offering, its June 2018 public offering, its July 2019 establishment of an Equity Distribution Agreement and Equity Purchase Agreement (Note 7), private placements of redeemable convertible preferred stock and through debt financing arrangements.

The Company is subject to a number of risks similar to other early commercial stage life science companies, including, but not limited to commercially launching the Company’s products, development and market acceptance of the Company’s product candidates, development by its competitors of new technological innovations, protection of proprietary technology, and raising additional capital.

The COVID-19 pandemic has impacted and may continue to impact operations. The Company has established protocols for continued manufacturing, distribution and servicing of its products with safe social distancing and personal protective equipment measures and for remote work for certain employees not essential to on-site operations. To date these measures have been mostly successful but may not continue to function should the pandemic escalate and impact personnel. The Company’s hospital customers have restricted the sales team’s access to their facilities and as a result, the Company had significantly reduced its sales and general and administrative staffing levels at the beginning of the COVID-19 pandemic to reduce expenses. Although the Company did not see any material impact to accounts receivable during the period ended March 31, 2021, the Company’s exposure may increase if its customers are adversely affected by the COVID-19 pandemic. Customers may reduce their purchases of products, depending on their needs and cash flow, which could negatively impact revenue. The Company has a significant development contract with BARDA and should BARDA reduce, cancel or not grant additional milestone projects, the Company’s ability to continue its future product development may be impacted. The ability of the Company’s shipping carriers to deliver products to customers may be disrupted. The Company has reviewed its suppliers and quantities of key materials and believes that it has sufficient stocks and alternate sources of critical materials including personal protective equipment should the supply chains become disrupted, although raw materials for the manufacturing of reagents is in high demand, and interruptions in supply are difficult to predict. As further described in Note 5, at the onset of the pandemic, the Company believed the pandemic’s impact on its sales would affect the recoverability of the value of T2-owned instruments and components. In early 2020, the COVID-19 pandemic also caused the Company to reassess its build plan and evaluate its inventories accordingly, which resulted in an additional charge to cost of product revenue for excess inventories.

Since FDA authorization was obtained to market the T2Dx Instrument, T2Candida Panel, and T2Bacteria Panel, and EUA was issued for the T2SARS-CoV-2 Panel, the Company has incurred significant commercialization expenses related to product sales, marketing, manufacturing and distribution. The Company may seek to fund its operations through public equity, private equity or debt financings, as well as other sources. However, the Company may be unable to raise additional funds or enter into such other arrangements when needed, on favorable terms, or at all. The Company’s failure to raise capital or enter into such other arrangements if and when needed would have a negative impact on the Company’s business, results of operations, financial condition and the Company’s ability to develop and commercialize T2Dx, T2Candida, T2Bacteria, T2SARS-CoV-2, and other product candidates.

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

While the Company believes that its cash, cash equivalents, marketable securities and restricted cash of $43.9 million at March 31, 2021 will be sufficient to fund its current operating plan at least one year from issuance of these financial statements, certain elements of our operating plan cannot be considered probable. Under ASC 205-40, the future receipt of potential funding from Co-Development partners and other resources cannot be considered probable at this time because none of the plans are entirely within the Company’s control. During the year ended December 31, 2020, management implemented a cost improvement strategy which is focused on reducing operating expenses and improving cost of goods sold.

The Term Loan Agreement with CRG Servicing LLC (“CRG”) (Note 6) has certain covenants which require the Company to achieve certain annual revenue targets, whereby the Company is required to pay double the amount of any shortfall as an acceleration of principal payments, and maintain a minimum cash balance of $5.0 million. Although it is probable that the Company will achieve the revenue target for the twenty-four month period ended December 31, 2021, there are no assurances that it will achieve that target. Should the Company fail to meet the revenue target, it would seek a waiver of this provision. There can be no assurances that the Company would be successful in obtaining a waiver. If the Company is unsuccessful in obtaining a waiver, it would pay the cure amount set forth under the Term Loan Agreement. While management believes the Company can continue as a going concern for at least one year from issuance of these financial statements, there can be no assurances that it will continue to be in compliance with the cash covenant in future periods without additional funding.

These conditions raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year after the date that the financial statements are issued. Management's plans to alleviate the conditions that raise substantial doubt include raising additional funding, earning payments pursuant to the Company’s Co-Development agreements, delaying certain research projects and capital expenditures and eliminating certain future operating expenses in order to fund operations at reduced levels for the Company to continue as a going concern for a period of 12 months from the date the financial statements are issued. Management has concluded the likelihood that its plan to successfully obtain sufficient funding from one or more of these sources or adequately reduce expenditures, while reasonably possible, is less than probable. Accordingly, the Company has concluded that substantial doubt exists about the Company’s ability to continue as a going concern for a period of at least 12 months from the date of issuance of these consolidated financial statements.

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

Reclassification

Customer service personnel provide customer product support as well as field installation, training and T2Dx system maintenance. Time spent in the field servicing customers with service maintenance contracts and for installation and training is considered services and included in cost of goods sold. Time spent providing customer support is now considered a commercial support activity and is included in selling, general and administrative expenses. Previously, customer support was considered a development phase activity and was included in research and development expense. Prior periods have been reclassified to conform to the current period presentation. The reclassification increased selling, general and administrative expenses by $0.2 million and decreased research and development expenses by $0.2 million for the three months ended March 31, 2020. The reclassification had no impact on total costs and expenses, loss from operations, net loss or net loss per share.

Unaudited Interim Financial Information

Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

The accompanying interim condensed consolidated balance sheet as of March 31, 2021, the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2021 and 2020, the condensed consolidated statements of stockholders’ (deficit) equity for the three months ended March 31, 2021 and 2020, the condensed consolidated statements of cash flows for the three months ended March 31, 2021 and 2020 and the related financial data and other information disclosed in these notes are unaudited. The unaudited interim financial statements have been prepared on the same basis as the audited annual financial statements, and, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of March 31, 2021, and the results of its operations for the three months ended March 31, 2021 and 2020 and its cash flows for the three months ended March 31, 2021 and 2020. The results for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021, any other interim periods, or any future year or period.

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

Geographic Information

The Company sells its products domestically and internationally. Total international sales were approximately $0.5 million or 7% of total revenue and $0.4 million or 17% of total revenue for the three months ended March 31, 2021 and 2020, respectively.

For the three months ended March 31, 2021 and 2020, no international customer represented greater than 10% of total revenue.

The Company derived approximately 33% of its total revenue from one customer for the three months ended March 31, 2021 and 59% of its total revenue from the same customer for the three months ended March 31, 2020. For the three months ended March 31, 2021, the Company derived approximately 19% of its total revenue from a second customer. For the three months ended March 31, 2020, no other customers represented greater than 10% of the Company’s total revenue.

As of March 31, 2021 and December 31, 2020, the Company had outstanding receivables of $0.5 million from customers located outside of the U.S.

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

Marketable Securities

The Company’s marketable securities typically consist of certificates of deposit and U.S. treasury securities, which are classified as available-for-sale and included in current and non-current assets. Available-for-sale debt securities are carried at fair value with unrealized gains and losses reported as a component of stockholders’ (deficit) equity in accumulated other comprehensive income. Realized gains and losses, if any, are included in other income in the condensed consolidated statements of operations.

Available-for-sale securities are reviewed for possible impairment at least quarterly, or more frequently if circumstances arise that may indicate impairment. When the fair value of the securities declines below the amortized cost basis, impairment is indicated and it must be determined whether it is other than temporary. Impairment is considered to be other than temporary if the Company: (i) intends to sell the security, (ii) will more likely than not be forced to sell the security before recovering its cost, or (iii) does not expect to recover the security’s amortized cost basis. If the decline in fair value is considered other than temporary, the cost basis of the security is adjusted to its fair market value and the realized loss is reported in earnings. Subsequent increases or decreases in fair value are reported as a component of stockholders’ (deficit) equity in accumulated other comprehensive income. There were no other-than-temporary unrealized losses as of March 31, 2021.

The following table summarizes the Company’s marketable securities at March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$1,000	$—	$—	$1,000
U.S. treasury securities	31,603	16	—	31,619
Total	$32,603	$16	$—	$32,619

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$1,250	$1	$—	$1,251
U.S. treasury securities	34,139	8	—	34,147
Total	$35,389	$9	$—	$35,398

The following table summarizes the maturities of the Company’s marketable securities at March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021		December 31, 2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in less than 1 year	$22,602	$22,617	$25,387	$25,396
Due in 1-2 years	10,001	10,002	10,002	10,002
Total	$32,603	$32,619	$35,389	$35,398

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

As of March 31, 2021 and December 31, 2020, the Company had not experienced any material losses related to these indemnification obligations, and no material claims with respect thereto were outstanding. The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related reserves were established.

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

Revenue Recognition

The Company generates revenue from the sale of instruments, consumable diagnostic tests, related services, reagent rental agreements and government contributions. Pursuant to ASC 606, Revenue from Contracts with Customers (“ASC 606”), the Company determines revenue recognition through the following steps:

•	Identification of a contract with a customer
•	Identification of the performance obligations in the contract
•	Determination of the transaction price
•	Allocation of the transaction price to the performance obligations
•	Recognition of revenue as a performance obligation is satisfied

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

When the instrument is placed under a reagent rental agreement, the Company’s customers generally agree to fixed term agreements, which can be extended, and incremental charges on each consumable diagnostic test purchased. Revenue from the sale of consumable diagnostic tests (under a reagent rental agreement) is generally recognized upon shipment. The transaction price from consumables purchases is allocated between the lease of the instrument (under a contingent rent methodology as provided for in ASC 842, Leases), and the consumables when related performance obligations are satisfied, as a component of lease and product revenue, and is included as Instrument Rentals in the below table. Revenue associated with reagent rental consumables purchases is currently classified as variable consideration and constrained until a purchase order is received and related performance obligations have been satisfied.

Revenue from the sale of consumable diagnostic tests (under instrument purchase agreements) is generally recognized upon shipment.

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

The Company has a significant development contract with BARDA and should BARDA reduce, cancel or not grant additional milestone projects, the Company’s ability to continue our future product development may be impacted. Refer to Note 11 for further details regarding the development contract with BARDA.

Disaggregation of Revenue

The Company disaggregates

revenue from contracts with customers by type of products and services, as it best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. The following table disaggregates our revenue by major source (in thousands):

	Three Months Ended, March 31,
	2021	2020
Product Revenue
Instruments	$425	$247
Consumables	4,206	745
Instrument rentals	19	53
Total Product Revenue	4,650	1,045
Contribution Revenue	2,306	1,500
Total Revenue	$6,956	$2,545

Remaining Performance Obligations

Under ASC 606, the Company is required to disclose the aggregate amount of the transaction price that is allocated to unsatisfied or partially satisfied performance obligations as of March 31, 2021. However, the guidance provides certain practical expedients that limit this requirement, and therefore, the Company has elected to not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less. The nature of the excluded unsatisfied performance obligations pursuant to the practical expedient include consumable shipments, service contracts, warranties and installation services that will be performed within one year. The amount of the transaction price that is allocated to unsatisfied or partially satisfied performance obligations, that has not yet been recognized as revenue and that does not meet the elected practical expedient is $0.6 million as of March 31, 2021. The Company expects to recognize 52% of this amount as revenue within one year and the remainder within two years.

Significant Judgments

Certain contracts with customers include promises to transfer multiple products and services to a customer. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. Once the performance obligations are determined, the Company determines the transaction price, which includes estimating the amount of variable consideration, based on the most likely amount, to be included in the transaction price, if any. The Company then allocates the transaction price to each performance obligation in the contract based on a relative standalone selling price method. The corresponding revenue is recognized as the related performance obligations are satisfied as discussed in the revenue categories above.

Judgment is required to determine the standalone selling price for each distinct performance obligation. The Company determines standalone selling price based on the price at which the performance obligation is sold separately. If the standalone selling price is not observable through past transactions, the Company estimates the standalone selling price taking into account available information such as a range of selling prices, market conditions and the expected costs and margin related to the performance obligations.

Contract Assets and Liabilities

The Company did not record any contract assets at March 31, 2021 and December 31, 2020.

The Company’s contract liabilities consist of upfront payments for research and development contracts and maintenance services on instrument sales. Contract liabilities are classified in deferred revenue as current or noncurrent based on the timing of when revenue is expected to be recognized. Contract liabilities were $0.6 million and $0.6 million at March 31, 2021 and December 31, 2020, respectively. Revenue recognized during the three months ended March 31, 2021 relating to contract liabilities at December 31, 2020 was immaterial and related to straight-line revenue recognition associated with maintenance agreements.

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

At March 31, 2021, the Company capitalized costs to fulfill contracts of $0.1 million in prepaid and other current assets and $0.1 million in other non-current assets. At December 31, 2020, the Company capitalized costs to fulfill contracts of $0.1 million in prepaid and other current assets and $0.1 million in other non-current assets.

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

Accounting Standards Adopted

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes: Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new guidance also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The Company adopted ASU 2019-12 on January 1, 2021. The adoption did not have a material impact on the Company’s financial statements.

Accounting Standards Issued, Not Adopted

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity's Own Equity (Subtopic 815-40)—Accounting for Convertible Instruments and Contracts in an Entity's Own Equity (“ASU 2020-06”), which simplifies accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity’s own equity. The standard is effective for smaller reporting companies for fiscal years beginning after December 15, 2023 and interim periods within those fiscal years. The Company is currently evaluating the impact that this new standard will have on its financial statements.

In May 2021, the FASB issued ASU No. 2021-04, Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40) Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (“ASU 2021-04”) which clarifies and reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options that remain equity classified after a modification or exchange. This standard is effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. An entity should apply this standard prospectively to modifications or exchanges occurring on or after the effective date of this standard. The Company is currently evaluating the impact that this new standard will have on its financial statements.

3. Fair Value Measurements

The Company measures the following financial assets at fair value on a recurring basis. There were no transfers between levels of the fair value hierarchy during any of the periods presented. The following tables set forth the Company’s financial assets and liabilities carried at fair value categorized using the lowest level of input applicable to each financial instrument as of March 31, 2021 and December 31, 2020 (in thousands):

	Balance at March 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Certificates of deposit	$1,000	$—	$1,000	$—
US Treasury securities	31,619	$31,619
Restricted cash	551	551	—	—
	$33,170	$32,170	$1,000	$—

Liabilities:
Derivative liability	$181	$—	$—	$181
	$181	$—	$—	$181

	Balance at December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Certificates of deposit	$1,251	$—	$1,251	$—
US Treasury securities	34,147	34,147	—	—
Restricted cash	551	551	—	—
	$35,949	$34,698	$1,251	$—

Liabilities:
Derivative liability	$1,010	$—	$—	$1,010
	$1,010	$—	$—	$1,010

The Company’s cash equivalents and available-for-sale marketable securities are comprised of certificates of deposit and government securities. Securities are classified as cash equivalents when the original maturities are within 90 days of the purchase dates. The Company also maintains money market accounts classified as restricted cash for $0.6 million at March 31, 2021 and December 31, 2020 (Note 4).

The Company has a single compound derivative related to its Term Loan Agreement with CRG (the “Term Loan Agreement”) (Note 6), which is required to be re-measured at fair value on a quarterly basis.

The fair value of the derivative at March 31, 2021 and December 31, 2020 is $0.2 million and $1.0 million, respectively, and is classified as a non-current liability on the balance sheet at March 31, 2021 and December 31, 2020 to match the classification of the related Term Loan Agreement (Note 6). While the Company’s fair value assessment as of March 31, 2021 assessed the likelihood of paying contingent interest as remote within the next twelve months and as of the date of this filing the Company continues to assess and believes the probability is remote that the contingent interest will commence within the next twelve months which, accordingly, provided for the non-current classification of the derivative liability. Management continues to reassess at each balance sheet and filing date based on facts and circumstances and can provide no assurances regarding the probability of payment of the contingent interest in future periods.

The estimated fair value of the derivative at March 31, 2021 was determined using a probability-weighted discounted cash flow model that includes contingent interest payments under the following scenario:

Probability
4% contingent interest beginning in 2022	90%

The following table provides a roll-forward of the fair value of the derivative liability (in thousands):

Balance at December 31, 2020	$1,010
Change in fair value of derivative liability, recorded as interest expense	(829)
Balance at March 31, 2021	$181

4. Restricted Cash

The Company is required to maintain security deposits for its operating lease agreements for the duration of the lease agreements. At March 31, 2021 and December 31, 2020, the Company had money market accounts for $0.6 million, which represented collateral as security deposits for its operating lease agreements for two facilities.

5. Supplemental Balance Sheet Information

Inventories

Inventories are stated at the lower of cost or net realizable value on a first-in, first-out basis and are comprised of the following (in thousands):

	March 31, 2021	December 31, 2020
Raw materials	$2,698	$1,496
Work-in-process	1,080	1,374
Finished goods	747	766
Total inventories, net	$4,525	$3,636

Property and Equipment

Property and equipment consist of the following (in thousands):

	March 31, 2021	December 31, 2020
Office and computer equipment	$538	$538
Software	762	762
Laboratory equipment	5,585	5,179
Furniture	197	197
Manufacturing equipment	672	672
Manufacturing tooling and molds	943	255
T2-owned instruments and components	5,537	5,001
Leasehold improvements	3,736	3,691
Construction in progress	872	1,733
	18,842	18,028
Less accumulated depreciation and amortization	(14,640)	(14,257)
Property and equipment, net	$4,202	$3,771

Construction in progress is primarily comprised of equipment that has not been placed in service. T2-owned instruments and components is comprised of raw materials and work-in-process inventory that are expected to be used or used to produce T2-owned instruments, based on the Company’s business model and forecast, and completed instruments that will be used for internal research and development, clinical studies or reagent rental agreements with customers. At March 31, 2021, there was $0.4 million of raw materials or work-in-process inventory in T2-owned instruments and components compared with $0.3 million at December 31, 2020. Completed T2-owned instruments are placed in service once installation procedures are completed and are depreciated over five years. Depreciation expense for T2-owned instruments placed at customer sites pursuant to reagent rental agreements is recorded as a component of cost of product revenue and was immaterial for the three months ended March 31, 2021 and totaled approximately $0.1 million for the three months ended March 31, 2020.

Depreciation expense for T2-owned instruments used for internal research and development and clinical studies is recorded as a component of research and development expense. Depreciation and amortization expense of $0.4 million and $0.5 million was charged to operations for the three months ended March 31, 2021 and 2020, respectively.

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

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	March 31, 2021	December 31, 2020
Accrued payroll and compensation	$2,273	$3,629
Accrued research and development expenses	585	751
Accrued professional services	651	421
Accrued interest	928	940
Operating lease liabilities	1,168	1,151
Other accrued expenses	489	620
Total accrued expenses and other current liabilities	$6,094	$7,512

Included within other accrued expenses in the table above, at December 31, 2020, is $0.2 million from the Second Amendment to Employment Agreement with John McDonough (the “Transition Agreement”) (Note 13) related to Mr. McDonough’s transition payments and health benefits. At March 31, 2021, the remaining payments associated with the Transition Agreement payments were immaterial.

6. Notes Payable

Future principal payments on the notes payable are as follows (in thousands):

	March 31, 2021	December 31, 2020
Term loan agreement before PIK interest, and unamortized discount and issuance costs	$49,364	$48,077
Less: paid-in-kind interest	(2,550)	(1,669)
Less: unamortized discount and deferred issuance costs	(959)	(1,173)
Total notes payable	$45,855	$45,235

The Term Loan Agreement with CRG is classified as a non-current liability at March 31, 2021 and December 31, 2020 as the Company has sufficient cash, cash equivalents and marketable securities as of the date of this filing such that the minimum liquidity covenant would not be triggered even upon default of the revenue covenant at December 31, 2021.

 The Term Loan Agreement includes a subjective acceleration clause whereby an event of default, including a material adverse change in the business, operations, or conditions (financial or otherwise), could result in the acceleration of the obligations under the Term Loan Agreement. As amended in January 2021, the entire principal payment, together with all other outstanding obligations, shall be due and payable upon maturity, December 30, 2022.

The Company has assessed the classification of the note payable as non-current based on facts and circumstances as of the date of this filing, specifically as it relates to achieving the minimum liquidity and revenue covenants. As of the date of this filing, the Company believes that should it be unable to meet such covenants as of December 31, 2021, it is probable that it would be able to pay the cure of default on March 31, 2022. Management continues to reassess at each balance sheet and filing date based on facts and circumstances and can provide no assurances regarding the probability of meeting its aforementioned covenants in future periods.

Term Loan Agreement

In December 2016, the Company entered into a Term Loan Agreement (the “Term Loan Agreement”) with CRG. The Company initially borrowed $40.0 million pursuant to the Term Loan Agreement, which has a six-year term with four years of interest-only payments (through December 30, 2020), after which quarterly principal and interest payments will be due through the December 30, 2022 maturity date. Interest on the amounts borrowed under the Term Loan Agreement accrues at an annual fixed rate of 11.5%, 3.5% of which may be deferred during the interest-only period by adding such amount to the aggregate principal loan amount. In addition, if the Company achieves certain financial performance metrics, the loan will convert to interest-only until the December 30, 2022 maturity, at which time all unpaid principal and accrued unpaid interest will be due and payable. The Company is required to pay CRG a financing fee based on the loan principal amount drawn. The Company is also required to pay a final payment fee of 8.0%, subsequently amended to 10%, of the principal outstanding upon repayment. The Company is accruing the final payment fee as interest expense and it is included as a non-current liability at March 31, 2021 and December 31, 2020 to conform to the classification of the associated debt in those periods.

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

In 2019, the Term Loan Agreement was amended to reduce minimum revenue targets, extend the interest-only period and extend the principal repayment. The final payment fee was increased from 8% to 10% of the principal amount outstanding upon repayment. The Company issued to CRG warrants to purchase 568,291 shares of the Company’s common stock (“New Warrants”) (Note 9) at an exercise price of $1.55, with typical provisions for termination upon a change of control or a sale of all or substantially all of the assets of the Company.  The Company also reduced the exercise price for the warrants previously issued to CRG to purchase an aggregate of 528,958 shares of the Company’s common stock to $1.55. All of the New Warrants are exercisable any time prior to September 9, 2029, and all of the previously issued warrants are exercisable any time prior to December 30, 2026.

In January 2021, the Term Loan Agreement was amended to extend the interest-only payment period until the December 30, 2022 maturity, to extend the initial principal repayment until the December 30, 2022 maturity, and to significantly reduce the minimum product revenue target for the twenty-four month period beginning on January 1, 2020. The Company did not pay or provide any consideration in exchange for this amendment. The Company accounted for the January 2021 amendment as a modification to the Term Loan Agreement.

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

7. Stockholders’ (Deficit) Equity

Equity Distribution Agreement

On July 30, 2019, the Company entered into the Sales Agreement with Canaccord (“Original Sales Agreement”), as agent, pursuant to which the Company may offer and sell shares of common stock, for aggregate gross sale proceeds of up to $30.0 million from time to time through Canaccord. On March 9, 2020, the Company entered into an amendment to the Original Sales Agreement to increase the aggregate gross sales amount from $30.0 million to $65.0 million. On April 8, 2020, the Company entered into an amendment to the Original Sales Agreement to increase the aggregate gross sales amount from $65.0 million to $95.0 million. As of December 31, 2020, the Company had sold 101,606,667 shares of common stock with an aggregate gross sales amount of $95.0 million under the Original Sales Agreement.

On March 31, 2021, the Company entered into another Sales Agreement with Canaccord (“New Sales Agreement”), as agent, pursuant to which the Company may offer and sell shares of common stock, for aggregate gross sale proceeds of up to $75.0 million from time to time from the effective date of the respective registration statement through Canaccord.

Under the New Sales Agreement, upon delivery of a placement notice based on the Company’s instructions and subject to the terms and conditions of each Sales Agreement, Canaccord is able to sell the shares by methods deemed to be an “at the market” offering, subject to shelf limitations if any, in negotiated transactions at market prices prevailing at the time of sale or at prices related to such prevailing market prices, or by any other method permitted by law, including negotiated transactions, subject to the prior written consent of the Company. The Company is not obligated to make any sales of shares under the New Sales Agreement. The Company or Canaccord is able to suspend or terminate the offering of shares upon notice to the other party, subject to certain conditions. Canaccord acts as sales agent on a commercially reasonable efforts basis consistent with its normal trading and sales practices and applicable state and federal law, rules and regulations and the rules of Nasdaq.

The Company agrees to pay Canaccord for its services of acting as agent an amount equal to 3% of the gross proceeds from the sale of the shares pursuant to the New Sales Agreement. The Company also agrees to provide Canaccord with customary indemnification for certain liabilities. Legal and accounting fees are charged to share capital upon issuance of shares under the New Sales Agreement.

During the three months ended March 31, 2020, the Company sold 67,750,678 shares under the Original Sales Agreement for net proceeds of $39.8 million after expenses. The Company did not sell any shares under the New Sales Agreement during the three months ended March 31, 2021.

Subsequent to March 31, 2021 and prior to the filing of this 10-Q, the Company sold 1,889,079 shares under the New Sales Agreement for gross proceeds of $2.3 million.

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

2014 Stock Incentive Plan

The Company’s 2014 Incentive Award Plan (“2014 Plan”, and together with the 2006 Plan, the “Stock Incentive Plans”) provides for the issuance of shares of common stock in the form of stock options, awards of restricted stock, awards of restricted stock units, performance awards, dividend equivalent awards, stock payment awards and stock appreciation rights to directors, officers, employees and consultants of the Company. Since the establishment of the 2014 Plan, the Company has primarily granted stock options and restricted stock units. Generally, stock options are granted with exercise prices equal to or greater than the fair value of the common stock on the date of grant, expire no later than 10 years from the date of grant, and vest over various periods not exceeding 4 years.

The number of shares reserved for future issuance under the 2014 Plan is the sum of (1) 823,529 shares, (2) any shares that were granted under the 2006 Plan which are forfeited, lapse unexercised or are settled in cash subsequent to the effective date of the 2014 Plan and (3) an annual increase on the first day of each calendar year beginning January 1, 2015 and ending on January 1, 2026, equal to the lesser of (A) 4% of the shares outstanding (on an as-converted basis) on the final day of the immediately preceding calendar year and (B) such smaller number of shares determined by the Company’s board of directors. As of March 31, 2021, there were 3,045,857 shares available for future grant under the 2014 Plan.

Inducement Award Plan

The Company’s Amended and Restated Inducement Award Plan (“Inducement Plan”), which was adopted in March 2018 and most recently amended and restated in January 2020, provides for the grant of equity awards to new employees, including options, restricted stock awards, restricted stock units, performance awards, dividend equivalent awards, stock payment awards and stock appreciation rights. The aggregate number of shares of common stock which may be issued or transferred pursuant to awards under the Inducement Plan is 5,625,000 shares. Any awards that forfeit, expire, lapse, or are settled for cash without the delivery of shares to the holder are available for the grant of an award under the Inducement Plan. Any shares repurchased by or surrendered to the Company that are returned shall be available for the grant of an award under the Inducement Plan. The payment of dividend equivalents in cash in conjunction with any outstanding award shall not be counted against the shares available for issuance under the Inducement Plan. As of March 31, 2021, there were 1,182,237 shares available for future grant under the Inducement Plan.

Stock Options

During the three months ended March 31, 2021 and 2020, the Company granted stock options with an aggregate fair value of $0.6 million and $3.0 million, respectively, which are being amortized into compensation expense over the vesting period of the options as the services are being provided.

The following is a summary of option activity under the Stock Incentive Plans and Inducement Plan (in thousands, except share and per share amounts):

	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value
Outstanding at December 31, 2020	8,595,929	$3.24	7.75	$1,011
Granted	463,500	1.65
Exercised	(42,626)	1.23
Forfeited	(31,145)	2.12
Cancelled	(11,031)	6.02
Outstanding at March 31, 2021	8,974,627	$3.17	7.63	$2,734
Exercisable at March 31, 2021	4,518,192	$4.70	6.52	$909
Vested or expected to vest at March 31, 2021	8,277,372	$3.31	7.52	$2,439

There were 42,626 options exercised in the three months ended March 31, 2021 and no options exercised in the three months ended March 31, 2020. The weighted-average grant date fair values of stock options granted in the three month periods ended March 31, 2021 and 2020 were $1.33 per share and $0.74 per share, respectively, and were calculated using the following estimated assumptions:

	Three Months Ended
	March 31,
	2021	2020
Weighted-average risk-free interest rate	0.95%	1.50%
Expected dividend yield	—%	—%
Expected volatility	104%	91%
Expected terms	6.0 years	6.0 years

The total fair values of options that vested during the three months ended March 31, 2021 and 2020 were $0.6 million and $0.8 million, respectively.

As of March 31, 2021, there was $5.0 million of total unrecognized compensation cost related to non-vested stock options granted under the Stock Incentive Plans and Inducement Plan. Total unrecognized compensation cost will be adjusted for future changes in the estimated forfeiture rate. The Company expects to recognize that cost over a remaining weighted-average period of 2.4 years as of March 31, 2021.

Restricted Stock Units

During the three months ended March 31, 2021, the Company awarded restricted stock units to certain employees and directors at no cost to them. The restricted stock units, excluding any restricted stock units with market conditions, vest through the passage of time, assuming continued service. Restricted stock units are not included in issued and outstanding common stock until the underlying shares are vested and released. The fair value of the restricted stock units, at the time of the grant, is expensed on a straight line basis. The granted restricted stock units had an aggregate fair value of $12.7 million, which are being amortized into compensation expense over the vesting period of the restricted stock units as the services are being provided.

The following is a summary of restricted stock unit activity under the 2014 Plan:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Nonvested at December 31, 2020	1,643,779	$1.91
Granted	5,921,020	2.15
Vested	(370,073)	1.30
Forfeited	(336,830)	4.35
Nonvested at March 31, 2021	6,857,896	$2.03

As of March 31, 2021, there was $13.3 million of total unrecognized compensation cost related to nonvested restricted stock units granted under the 2014 Plan. Total unrecognized compensation cost will be adjusted for future changes in the estimated forfeiture rate. The Company expects to recognize that cost over a remaining weighted-average period of 2.8 years, as of March 31, 2021.

Employee Stock Purchase Plan

Under the 2014 Employee Stock Purchase Plan (the “2014 ESPP”) participants may purchase the Company’s common stock during semi-annual offering periods at 85% of the lower of (i) the market value per share of common stock on the first day of the offering period or (ii) the market value per share of the common stock on the purchase date. Each participant can purchase up to a maximum of $25,000 per calendar year in fair market value as calculated in accordance with applicable tax rules. The first offering period began on August 7, 2014. Stock-based compensation expense from the 2014 ESPP for the three months ended March 31, 2021 and 2020 was approximately $0.1 million.

The 2014 ESPP, which was amended and restated effective August 6, 2020, provides for the issuance of up to 4,523,944 shares of the Company’s common stock to eligible employees. At March 31, 2021, there were 3,268,850 shares available for issuance under the 2014 ESPP.

Stock-Based Compensation Expense

The following table summarizes the stock-based compensation expense resulting from awards granted under Stock Incentive Plans, the Inducement Plan and the 2014 ESPP, that was recorded in the Company’s results of operations for the periods presented (in thousands):

	Three Months Ended March 31,
	2021	2020
Cost of product revenue	$47	$42
Research and development	178	274
Selling, general and administrative	1,068	827
Total stock-based compensation expense	$1,293	$1,143

For the three months ended March 31, 2021 and 2020, stock-based compensation expenses capitalized as part of inventory or T2Dx instruments and components were immaterial.

9. Warrants

In connection with the Term Loan Agreement entered into in December 2016, the Company issued to CRG warrants to purchase a total of 528,958 shares of the Company’s common stock. The warrants are exercisable any time prior to December 30, 2026 at a price of $1.55 per share, with typical provisions for termination upon a change of control or a sale of all or substantially all of the assets of the Company.

In connection with a 2019 amendment of the Term Loan Agreement, the Company issued to CRG warrants to purchase 568,291 shares of the Company’s common stock (“New Warrants”) at an exercise price of $1.55, with typical provisions for termination upon a change of control or a sale of all or substantially all of the assets of the Company. All of the New Warrants are exercisable any time prior to September 9, 2029.

10. Net Loss Per Share

The following shares were excluded from the calculation of diluted net loss per share applicable to common stockholders, prior to the application of the treasury stock method, because their effect would have been anti-dilutive for the periods presented:

	Three Months Ended March 31,
	2021	2020
Options to purchase common shares	8,974,627	9,797,867
Restricted stock units	6,857,896	1,476,897
Warrants to purchase common stock	1,097,249	1,097,249
Total	16,929,772	12,372,013

11. Co-Development Agreements

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

In April 2021, BARDA agreed to accelerate product development by modifying the contract to advance future deliverables into the currently funded Option 1 of the BARDA contract for T2NxT, T2Biothreat, T2Resistance and T2AMR. The modification does not change the overall total potential value of the BARDA contract.

The Company recorded revenue of $2.3 million and $1.5 million for the three months ended March 31, 2021 and 2020, respectively, under the BARDA contract.

12. Leases

Operating Leases

The Company leases certain office space, laboratory space and manufacturing space. At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present. The Company does not recognize right-of-use assets or lease liabilities for leases determined to have a term of 12 months or less. For new and amended leases, the Company has elected to account for the lease and non-lease components as a combined lease component.

In August 2010, the Company entered into an operating lease for office and laboratory space at its headquarters in Lexington, Massachusetts. The lease commenced in January 2011, with the Company providing a security deposit of $400,000. In accordance with the operating lease agreement, the Company reduced its security deposit to $160,000 in January 2018, which is recorded as restricted cash in the condensed consolidated balance sheets. In March 2017, the Company entered into an amendment to extend the term to December 2021. In October 2020, the Company entered into an amendment to extend the term to December 31, 2028. In accordance with the October 2020 amendment, the Company increased its security deposit to $420,438, which is classified as restricted cash at March 31, 2021 and December 31, 2020. This amendment resulted in an increase to the operating lease right-of use assets and lease liability accounts on the balance sheet of $7.6 million and $7.7 million, respectively, at December 31, 2020.

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

In November 2014, the Company entered into a lease for additional laboratory space in Lexington, Massachusetts. The lease term commenced in April 2015 and extended for six years. The rent expense, inclusive of the escalating rent payments, is recognized on a straight-line basis over the lease term. As an incentive to enter into the lease, the landlord paid approximately $1.4 million of the $2.2 million space build-out costs. The unamortized balance of the lease incentive as of January 1, 2019 was reclassified as a reduction to the initial recognition of the right-of-use asset related to this lease. In connection with this lease agreement, the Company paid a security deposit of $281,000, which was recorded as a component of both prepaid expenses and other current assets and other assets in the condensed consolidated balance sheets at December 31, 2019. In October 2020, the Company entered into an amendment to extend the term of the lease to October 31, 2025. In accordance with this amendment, the Company paid a replacement security deposit of $130,977, which is classified as restricted cash at March 31, 2021 and December 31, 2020 and received the initial $281,000 security deposit in return.

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

License Agreement

In 2006, the Company entered into a license agreement with a third party, pursuant to which the third party granted the Company an exclusive, worldwide, sublicenseable license under certain patent rights to make, use, import and commercialize products and processes for diagnostic, industrial and research and development purposes. The Company agreed to pay an annual license fee ranging from $5,000 to $25,000 for the royalty‑bearing license to certain patents. The Company also issued a total of 84,678 shares of common stock pursuant to the agreement in 2006 and 2007, which were recorded at fair value at the date of issuance. The Company is required to pay royalties on net sales of products and processes that are covered by patent rights licensed under the agreement at a percentage ranging between 0.5% - 3.5%, subject to reductions and offsets in certain circumstances, as well as a royalty on net sales of products that the Company sublicenses at 10% of specified gross revenue. Royalties that became due under this agreement for the three months ended March 31, 2021 and 2020 were immaterial.

Transition Agreement

          On July 30, 2019, the Company announced that founding CEO John McDonough was named Executive Chairman of the Board until a successor is named at which time Mr. McDonough will become non-executive Chairman of the Board. John Sperzel was named CEO in January 2020. In connection with John McDonough’s transition to Non-Executive Chairman of the Board from CEO, the Company agreed to transition payments and health benefits to be paid over the 15-month period following Mr. Sperzel’s start date. Accrued expenses included amounts related to Mr. McDonough’s transition payments and health benefits of $0.2 million at December 31, 2020. Accrued expenses related to Mr. McDonough’s transition payments and health benefits at March 31, 2021 were immaterial.

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

These forward-looking statements represent our estimates and assumptions only as of the date of this Quarterly Report on Form 10-Q. Unless required by U.S. federal securities laws, we do not intend to update any of these forward-looking statements to reflect circumstances or events that occur after the statement is made or to conform these statements to actual results. The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q, and Part I, Item 1A and Part II, Item 7A, “Risk Factors” and “Quantitative and Qualitative Disclosures about Market Risks”, respectively, in our Annual Report on Form 10-K for the year ended December 31, 2020, as updated by Part I, Item 3, “Quantitative and Qualitative Disclosures about Market Risks” and Part II, Item 1A—“Risk Factors” in this Quarterly Report on Form 10-Q,.

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2020.

Business Overview

We are an in vitro diagnostics company and leader in the rapid detection of sepsis-causing pathogens, and are dedicated to improving patient care and reducing the cost of care by helping clinicians effectively treat patients faster than ever before. We have developed an innovative and proprietary technology platform that offers a rapid, sensitive and simple alternative to existing diagnostic methodologies. We are using our T2MR technology to develop a broad set of applications aimed at lowering mortality rates, improving patient outcomes and reducing the cost of healthcare by helping medical professionals make targeted treatment decisions earlier. T2MR enables rapid detection of pathogens, biomarkers and other abnormalities in a variety of unpurified patient sample types, including whole blood, plasma, serum, saliva, sputum and urine, and can detect cellular targets at limits of detection as low as one colony forming unit per milliliter, or CFU/mL. Our products include the T2Dx Instrument, the T2Candida Panel, the T2Bacteria Panel, the T2Resistance Panel, and the T2SARS-CoV-2 Panel that are all powered by our proprietary T2MR technology. Our development efforts target sepsis, which is an area of significant unmet medical need in which existing therapies could be more effective with improved diagnostics.

On September 22, 2014, we received market clearance from the FDA for our first two products, the T2Dx® Instrument, or the T2Dx, and the T2Candida® Panel, or T2Candida, which have the ability to rapidly identify the five clinically relevant species of Candida, a fungal pathogen known to cause sepsis, directly from whole blood. On May 24, 2018, we received market clearance from the FDA for the T2Bacteria® Panel, or T2Bacteria, which runs on the T2Dx Instrument and has the ability to rapidly identify five of the most common and deadly sepsis-causing bacteria directly from whole blood. We have also developed and sell a research use only Candida auris assay, the T2Cauris™ Panel, for the rapid identification of Candida auris, a species of Candida that is highly drug resistant. We have developed a T2Resistance™ Panel for the early and sensitive detection of resistance markers, which can assist clinicians in selecting effective antibiotics. The T2Resistance Panel received FDA Breakthrough Device designation in February 2019 and was granted a CE Mark in November 2019. An additional diagnostic application in development is the T2Lyme™ Panel, or T2Lyme, which is focused on the detection of the bacteria that cause Lyme disease. Diagnostic applications for additional bacteria species and resistance markers were developed as part of a collaboration with CARB-X, a public-private partnership with the U.S. Department of Health and Human Services, or HHS, and the Wellcome Trust of London, focused on combatting antibiotic resistant bacteria. On August 2, 2019, the Centers for Medicare & Medicaid Services, or CMS, granted approval for a New Technology Add-on Payment (NTAP) for the T2Bacteria Panel for fiscal year 2020 and in September 2020, CMS extended the approval for 2021. In September 2019, BARDA awarded us a milestone-based contract, with an initial value of $6 million, and a potential value of up to $69 million, for the development of new direct-from-blood diagnostic panels that will run on the T2Dx. In September 2020, we completed the initial phase and BARDA exercised the first contract option valued at $10.5 million. On June 30, 2020, we announced the U.S. launch of our COVID-19 molecular diagnostic test, the T2SARS-CoV-2 Panel, after validation of the test meeting the FDA’s requirements for an EUA. In August 2020, the FDA issued EUA for the T2SARS-CoV-2 Panel. The test is designed to detect the presence of the SARS-CoV-2 virus extracted from a nasopharyngeal swab sample. The existing reimbursement codes support our sepsis products and we anticipate the same for our Lyme disease product candidates. In 2020, CMS authorized Medicare fixed reimbursement to Clinical Laboratory Improvement Amendments, or CLIA, certified laboratories for materials and services to perform COVID testing. The T2SARS-CoV-2 Panel is covered under this reimbursement. The economic savings associated with our sepsis products are realized directly by hospitals. In the United States, we have a commercial team that is primarily targeting acute care hospitals which treat patients at risk for sepsis-related infections. Internationally, we have partnered with distributors that target large hospitals in their respective international markets.

We believe our sepsis products, which include T2Candida, T2Bacteria, and T2Resistance, will redefine the standard of care in sepsis management while lowering healthcare costs by improving both the precision and the speed to detect sepsis-causing pathogens. Currently, high risk patients are typically initially treated with broad spectrum antibiotic drugs that typically cover approximately 60% of patients with infections. Of the remaining 40% of patients, approximately 30% of the patients typically have a bacterial infection and 10% typically have Candida infections. T2Candida and T2Bacteria are designed to identify pathogens commonly not covered by broad spectrum antibiotic drugs.  The speed to result of T2Candida and T2Bacteria coupled with their higher sensitivity as compared to blood culture may help reduce the overuse of ineffective, or even unnecessary, antimicrobial therapy which may reduce side effects for patients, lower hospital costs and potentially counteract the growing resistance to antimicrobial therapy.

According to a 2013 study published in Clinical Infectious Disease, 50% of Candida infections are missed by conventional blood culture techniques.  In studies published in 2016, 2018, and 2020, T2Candida was able to confirm the existence of fungal infections in hours vs. days, shorten overall length of stay, and significantly reduce prescriptions of antifungal therapy in patients that tested negative.  Antifungal drugs are toxic and may result in side effects and can cost over $50 per day.

A meta-analysis of 70 studies found antibiotic therapy prescribed in advance of blood culture results was inappropriate in 46.5% of patients.  Reducing time to effective appropriate therapy results in significant reductions in overall length of stay of up to 8 days.  A growing number of studies demonstrate clinical benefit of T2Bacteria Panel for early diagnosis of cases of blood stream infections that were being inappropriately treated with empiric antibiotics.

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

We have never been profitable and have incurred net losses in each year since inception. Our accumulated deficit at March 31, 2021 was $433.6 million and we have experienced cash outflows from operating activities over the past years. Substantially all of our net losses resulted from costs incurred in connection with our research and development programs and from selling, general and administrative costs associated with our operations. We have incurred significant commercialization expenses related to product sales, marketing, manufacturing and distribution of our FDA-cleared products, the T2Dx Instrument, T2Candida Panel and T2Bacteria Panel. In addition, we will continue to incur significant costs and expenses as we continue to develop other product candidates, improve existing products and maintain, expand and protect our intellectual property portfolio. We may seek to fund our operations through public equity or private equity or debt financings, as well as other sources. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements if and when needed would have a negative impact on our business, results of operations and financial condition and our ability to develop, commercialize and drive adoption of the T2Dx Instrument, T2Candida, T2Bacteria, T2Resistance, T2SARS-CoV-2 and future T2MR-based diagnostics.

We are subject to a number of risks similar to other early commercial stage life science companies, including, but not limited to commercially launching our products, development and market acceptance of our product candidates, development by our competitors of new technological innovations, protection of proprietary technology, and raising additional capital.

The COVID-19 pandemic has impacted and may continue to impact our operations. We have established protocols for continued manufacturing, distribution and servicing of our products with safe social distancing and personal protective equipment measures and for remote work for employees not essential to on-site operations. To date these measures have been mostly successful but may not continue to function should the pandemic escalate and further impact our personnel. Our hospital customers have restricted our sales team’s access to their facilities and as a result, we had significantly reduced our commercial and general and administrative staffing levels at the beginning of the COVID-19 pandemic to reduce expenses. Our customers may reduce their purchases of our products. Our customers may cease to comply with the terms of our sales agreements and this may impact our ability to recognize revenue and hinder receivables collections. We have a significant development contract with BARDA and should BARDA reduce, cancel or not grant additional milestone projects, our ability to continue our future product development may be impacted. Our shipping carrier’s ability to deliver our products to customers may be disrupted. We have reviewed our suppliers and quantities of key materials and believe we have sufficient stocks and alternate sources of critical materials should our supply chains become disrupted, although raw materials for the manufacturing of reagents is in high demand, and interruptions in supply are difficult to predict. At the onset of the pandemic, we believed that the pandemic’s impact on our sales would affect the recoverability of the value of our T2-owned instruments and components. The COVID-19 pandemic also caused us to reassess our build plan and evaluate our inventories accordingly, which resulted in an additional charge to cost of product revenue for excess inventories.

While the Company believes that its cash, cash equivalents, marketable securities and restricted cash of $43.9 million at March 31, 2021 will be sufficient to fund our current operating plan at least a year from issuance of these financial statements, certain elements of our operating plan cannot be considered probable. Under ASC 205-40, the future receipt of potential funding from our Co-Development partners and other resources cannot be considered probable at this time because none of the plans are entirely within our control. During the year ended December 31, 2020, management implemented a cost improvement strategy which is focused on reducing operating expenses and improving cost of goods sold.

The Term Loan Agreement with CRG Servicing LLC (“CRG”) (Note 6) has certain covenants which require the Company to achieve certain annual revenue targets, whereby the Company is required to pay double the amount of any shortfall as an acceleration of principal payments, and maintain a minimum cash balance of $5.0 million. Although it is probable that the Company will achieve the revenue target for the twenty-four month period ended December 31, 2021, there are no assurances that we will achieve that target. Should we fail to meet the revenue target, we would seek a waiver of this provision. There can be no assurances that we would be successful in obtaining a waiver. If we are unsuccessful in obtaining a waiver, we would pay the cure amount set forth under the Term Loan Agreement. While we believe we can continue as a going concern for at least a year from issuance of these financial statements, there can be no assurances that we will continue to be in compliance with the cash covenant in future periods without additional funding.

These conditions raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year after the date that the financial statements are issued. Management's plans to alleviate the conditions that raise substantial doubt include raising additional funding, earning payments pursuant to the Company’s Co-Development agreements, delaying certain research projects and capital expenditures and eliminating certain future operating expenses in order to fund operations at reduced levels for the Company to continue as a going concern for a period of 12 months from the date the financial statements are issued. Management has concluded the likelihood that its plan to successfully obtain sufficient funding from one or more of these sources or adequately reduce expenditures, while reasonably possible, is less than probable. Accordingly, the Company has concluded that substantial doubt exists about the Company’s ability to continue as a going concern for a period of at least 12 months from the date of issuance of these consolidated financial statements.

T2SARS-CoV-2

On March 24, 2020, we announced that we had licensed certain technology for the development of a rapid test for COVID-19 from the Center for Discovery and Innovation (“CDI”) at Hackensack Meridian Health. Under this license agreement, T2 Biosystems is authorized to use the CDI technology and adapt the CDI-developed COVID-19 test to the T2 Biosystems platform, and market and distribute the test in places of need amid the expanding pandemic. On June 30, 2020, we announced the US launch of our COVID-19 molecular diagnostic test, the T2SARS-CoV-2 Panel, after validation of the test meeting the FDA’s requirements for an EUA. On July 1, 2020, we submitted an EUA request to the FDA for the T2SARS-CoV-2 Panel. In August 2020, the FDA issued EUA for our T2SARS-CoV-2 Panel.

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

Financial Overview

Revenue

We generate revenue from the sale of our products, related services, reagent rental agreements and government contributions.

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

Our current sales strategy is to drive adoption of our test platform installed base in hospitals, to increase test use by our existing hospital customers, and to expand T2SARS-CoV-2 customers to sepsis testing. Accordingly, we expect the following to occur:

•	recurring revenue from our consumable diagnostic tests will increase; and
•	become a more predictable and significant component of total revenue; and
•	we will gain manufacturing economies of scale through the growth in our sales, resulting in improving gross margins and operating margins.

Near term, however, we believe the COVID-19 pandemic may hinder our U.S. and international sales growth. Our customers may cease to comply with the terms of our sales agreements and this may impact our ability to recognize revenue and hinder receivables collections. We have a significant development contract with BARDA and should BARDA reduce, cancel or not grant additional milestone projects, our ability to continue our future product development may be impacted.

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

At the beginning of the COVID-19 pandemic, we believed that the pandemic would reduce product sales and impair our ability to recover the cost of our T2-owned instruments and components. We assessed the impact on the related cash flows of the instruments and reduced their carrying values by $0.6 million during the quarter ended March 31, 2020, which was recorded as cost of product revenue impairment expense. We took an additional charge to cost of product revenue during the quarter ended March 31, 2020 primarily for excess inventories as the COVID-19 pandemic also caused us to reassess our build plan and evaluate our inventories accordingly.

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

We anticipate our overall research and development expenses to decrease as a percentage of revenue. We expect to continue developing additional product candidates, improving existing products, and conducting ongoing and new clinical trials. We have a significant development contract with BARDA and should BARDA reduce, cancel or not grant additional milestone projects, our ability to continue our future product development may be impacted.

Customer service personnel provide customer product support as well as field installation, training and T2Dx system maintenance. Time spent in the field servicing customers with service maintenance contracts and for installation and training is considered services and included in cost of goods sold. Time spent providing customer support is now considered a commercial support activity and is included in selling, general and administrative expenses. Previously, customer support was considered a development phase activity and was included in research and development expense. Prior periods have been reclassified to conform to the current period presentation. The reclassification increased selling, general and administrative expenses by $0.2 million and decreased research and development expenses by $0.2 million for the three months ended March 31, 2020. The reclassification had no impact on total costs and expenses, loss from operations, net loss or net loss per share.

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

As noted under research and development expenses, the reclassification of customer support increased selling, general and administrative expenses by $0.2 million and decreased research and development expenses by $0.2 million for the three months ended March 31, 2020.

Interest income

Interest income consists of interest earned on our cash and cash equivalents.

Interest expense

Interest expense consists primarily of interest expense on our notes payable, changes in fair value of our derivative liability and the amortization of deferred financing costs and debt discount.

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

The items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2020 remained materially consistent. For a description of those critical accounting policies, please refer to our Annual Report on Form 10-K filing for the year ended December 31, 2020.

Results of Operations for the Three Months Ended March 31, 2021 and 2020

	Three Months Ended March 31,
	2021	2020	Change
	(in thousands)
Revenue:
Product revenue	$4,650	$1,045	$3,605
Contribution revenue	2,306	1,500	806
Total revenue	6,956	2,545	4,411
Costs and expenses:
Cost of product revenue	5,790	4,671	1,119
Research and development	4,665	4,780	(115)
Selling, general and administrative	6,203	6,655	(452)
Total costs and expenses	16,658	16,106	552
Loss from operations	(9,702)	(13,561)	3,859
Other income (expense):
Interest income	6	—	6
Interest expense	(1,013)	(1,417)	404
Other income, net	49	29	20
Total other expense	(958)	(1,388)	430
Net loss	$(10,660)	$(14,949)	$4,289

Product revenue

Product revenue was $4.7 million for the three months ended March 31, 2021 compared to $1.1 million for the three months ended March 31, 2020, an increase of $3.6 million, which was driven by higher consumables sales of $3.3 million primarily from our T2SARS-CoV-2 Panel which we started selling in the third quarter of 2020, as well as higher sales from our T2Bacteria and T2Candida Panels. We also had higher T2Dx instrument sales of $0.2 million and higher other revenue of $0.1 million mostly attributable to freight.

Contribution revenue

Contribution revenue was $2.3 million for the three months ended March 31, 2021, compared to $1.5 million for the three months ended March 31, 2020, an increase of $0.8 million attributable to the BARDA agreement.

Cost of product revenue

Cost of product revenue was $5.8 million for the three months ended March 31, 2021, compared to $4.7 million for the three months ended March 31, 2020, an increase of $1.1 million. The increase in cost was driven by $1.4 million from higher consumable sales primarily from T2SARS-CoV-2, $0.2 million from higher instrument sales, $0.2 million of increased quality control testing, $0.1 million of higher shipping related expenses, $0.1 million of royalties and $0.1 million of increased costs due to the effect of the change in build plan partially offset by manufacturing efficiencies. These increases are partially offset by the $0.6 million COVID-19 related impairment charge of our T2-owned instruments and components recorded in early 2020, $0.3 million of lower service costs primarily as a result of the COVID-19 pandemic and lower repair costs and $0.1 million of lower T2-owned instrument depreciation primarily as a result of a lower carrying value of T2-owned instruments subsequent to the impairment charge in the first quarter of 2020.

Research and development expenses

Research and development expenses were $4.7 million for the three months ended March 31, 2021, compared to $4.8 million for the three months ended March 31, 2020, a decrease of $0.1 million. The decrease was driven by $0.2 million of lower payroll related expenses, $0.2 million lower of materials cost, $0.2 million of less clinical related expenses for assay development and $0.1 million of lower consulting expenses for our BARDA agreement. These decreases were partially offset by increased lab and facility expenses of $0.4 million primarily for our BARDA agreement and our T2SARS-CoV-2 Panel and $0.2 million of increased IT support.

Selling, general and administrative expenses

Selling, general and administrative expenses were $6.2 million for the three months ended March 31, 2021, compared to $6.7 million for the three months ended March 31, 2020, a decrease of $0.5 million. The decrease was driven by $0.5 million of lower consulting expenses primarily driven by less temporary help related to final cyber-recovery efforts in early 2020 and less work incurred for Section 404 of the Sarbanes-Oxley Act, $0.3 million of lower legal expenses, $0.2 million of lower travel expenses as a result of the COVID-19 pandemic and a decrease of $0.1 million in director and officer insurance premiums.  These decreases are partially offset by an increase in payroll related expenses of $0.5 million primarily from increased bonus, recruiting and placement fees and increased IT support expenses of $0.1 million.

Interest income

Interest income was immaterial for the three months ended March 31, 2021 and 2020.

Interest expense

Interest expense, net, was $1.0 million for the three months ended March 31, 2021, compared to $1.4 million for the three months ended March 31, 2020. Interest expense, net, decreased by $0.4 million primarily due to the change in fair value of the derivative associated with the CRG Term Loan Agreement.

Other income, net

Other income, net, was immaterial for the three months ended March 31, 2021 and 2020.

Liquidity and Capital Resources

We have incurred losses and cumulative negative cash flows from operations since our inception, and as of March 31, 2021 and December 31, 2020 we had an accumulated deficit of $433.6 million and $423.0 million, respectively. Having obtained clearance from the FDA and a CE mark in Europe to market the T2Dx Instrument, T2Candida Panel, and T2Bacteria Panel, we have incurred significant commercialization expenses related to product sales, marketing, manufacturing and distribution. We may seek to continue to fund our operations through public equity or private equity or debt financings, as well as other sources. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements if and when needed would have a negative impact on our business, results of operations and financial condition and our ability to develop and commercialize T2Dx, T2Candida, T2Bacteria, T2SARS-CoV-2 and other product candidates.

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

Equity Distribution Agreement

On July 30, 2019, we entered into an Equity Distribution Agreement (the “Original Sales Agreement”) with Canaccord Genuity LLC, as agent (“Canaccord”), pursuant to which we may offer and sell shares of common stock in an “at the market offering” as defined in Rule 415(a)(4) of the Securities Act, for aggregate gross sale proceeds of up to $30.0 million from time to time through Canaccord.  On March 9, 2020, we entered into an amendment to the Original Sales Agreement to increase the aggregate gross sales amount from $30.0 million to $65.0 million. On April 8, 2020, we entered into an amendment to the Original Sales Agreement to increase the aggregate gross sales amount from $65.0 million to $95.0 million. As of December 31, 2020, we had sold 101,606,667 shares of common stock with an aggregate gross sales amount of $95.0 million.

On March 31, 2021, the Company entered into another Sales Agreement with Canaccord (“New Sales Agreement”), as agent, pursuant to which the Company may offer and sell shares of common stock, for aggregate gross sale proceeds of up to $75.0 million from time to time from the effective date of the respective registration statement through Canaccord

We agreed to pay Canaccord for its services of acting as agent 3% of the gross proceeds from the sale of the shares pursuant to the New Sales Agreement. Legal and accounting fees are reclassified to share capital upon issuance of shares under the New Sales Agreements.

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

Plan of operations and future funding requirements

As of March 31, 2021 and December 31, 2020 we had unrestricted cash and cash equivalents of approximately $10.7 million and $16.8 million respectively. Currently, the majority of our cash and cash equivalents, along with our marketable securities of $32.6 million, are held in certificates of deposit and U.S. treasury securities. Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, costs related to our products, clinical trials, laboratory and related supplies, supplies and materials used in manufacturing, legal and other regulatory expenses and general overhead costs.

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

The COVID-19 pandemic has impacted and may continue to impact our operations. We have established protocols for continued manufacturing, distribution and servicing of our products with safe social distancing and personal protective equipment measures and for remote work for employees not essential to on-site operations. To date these measures have been mostly successful but may not continue to function should the pandemic escalate and impact our personnel. Our hospital customers have restricted our sales team’s access to their facilities and as a result, we had significantly reduced our sales and general and administrative staffing levels at the beginning of the COVID-19 pandemic to reduce expenses. Our customers may reduce their purchases of our products. Our customers may cease to comply with the terms of our sales agreements and this may impact our ability to recognize revenue and hinder receivables collections. We have a significant development contract with BARDA and should BARDA reduce, cancel or not grant additional milestone projects, our ability to continue our future product development may be impacted. Our shipping carriers’ ability to deliver our products to customers may be disrupted, although raw materials for the manufacturing of reagents is in high demand, and interruptions in supply are difficult to predict. We have reviewed our suppliers and quantities of key materials and believe we have sufficient stocks and alternate sources of critical materials including personal protective equipment should our supply chains become disrupted. As further described in Note 5, at the onset of the pandemic, we believed that the pandemic’s impact on our sales would affect the recoverability of the value of our T2-owned instruments and components. The COVID-19 pandemic also caused us to reassess our build plan and evaluate our inventories accordingly, which resulted in an additional charge to cost of product revenue for excess inventories.

Going Concern

While the Company believes that its cash, cash equivalents, marketable securities and restricted cash of $43.9 million at March 31, 2021 will be sufficient to fund our current operating plan at least a year from issuance of these financial statements, certain elements of our operating plan cannot be considered probable. Under ASC 205-40, the future receipt of potential funding from our Co-Development partners and other resources cannot be considered probable at this time because none of the plans are entirely within our control. During the year ended December 31, 2020, management implemented a cost improvement strategy which is focused on reducing operating expenses and improving cost of goods sold.

The Term Loan Agreement with CRG Servicing LLC (“CRG”) (Note 6) has certain covenants which require the Company to achieve certain annual revenue targets, whereby the Company is required to pay double the amount of any shortfall as an acceleration of principal payments, and maintain a minimum cash balance of $5.0 million. Although it is probable that the Company will achieve the revenue target for the twenty-four month period ended December 31, 2021, there are no assurances that we will achieve that target. Should we fail to meet the revenue target, we would seek a waiver of this provision. There can be no assurances that we would be successful in obtaining a waiver. If we are unsuccessful in obtaining a waiver, we would pay the cure amount set forth under the Term Loan Agreement. While we believe we can continue as a going concern for at least a year from issuance of these financial statements, there can be no assurances that we will continue to be in compliance with the cash covenant in future periods without additional funding.

These conditions raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year after the date that the financial statements are issued. Management's plans to alleviate the conditions that raise substantial doubt include raising additional funding, earning payments pursuant to the Company’s Co-Development agreements, delaying certain research projects and capital expenditures and eliminating certain future operating expenses in order to fund operations at reduced levels for the Company to continue as a going concern for a period of 12 months from the date the financial statements are issued. Management has concluded the likelihood that its plan to successfully obtain sufficient funding from one or more of these sources or adequately reduce expenditures, while reasonably possible, is less than probable. Accordingly, the Company has concluded that substantial doubt exists about the Company’s ability to continue as a going concern for a period of at least 12 months from the date of issuance of these consolidated financial statements.

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

Cash flows

The following is a summary of cash flows for each of the periods set forth below:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Net cash provided by (used in):
Operating activities	$(8,708)	$(14,740)
Investing activities	2,553	(67)
Financing activities	53	40,097
Net (decrease) increase in cash, cash equivalents and restricted cash	$(6,102)	$25,290

Net cash used in operating activities

Net cash used in operating activities was approximately $8.7 million for the three months ended March 31, 2021, and consisted of a net loss of $10.7 million adjusted for non-cash items including stock-based compensation expense of $1.3 million, non-cash interest expense of $0.9 million, non-cash lease expense of $0.4 million, depreciation and amortization expense of $0.4 million, a change in fair value of the derivative of $0.8 million, and a net change in operating assets and liabilities of $0.3 million. The net change in operating assets and liabilities was primarily driven by a decrease in operating lease liabilities of $0.7 million, a decrease in accrued expenses of $1.0 million primarily from bonus and commission payments as well as payments related to the Transition Agreement and an increase of $1.4 million in inventory to support the 2021 build plan, partially offset by an increase in accounts payable of $1.8 million due to timing of payments and increased spend related to T2SARS-CoV-2 and a decrease in accounts receivable of $1.1 million primarily due to the timing of instrument and consumable sales shipped near quarter end.

Net cash used in operating activities was approximately $14.7 million for the three months ended March 31, 2020, and consisted of a net loss of $14.9 million adjusted for non-cash items including stock-based compensation expense of $1.2 million, COVID-19 related impairment charge of $0.6 million of our T2-owned instruments and components, depreciation and amortization expense of $0.5 million, non-cash interest expense of $0.6 million, non-cash lease expense of $0.4 million, a reduction in the fair value of the derivative instrument of $0.1 million, and a net change in operating assets and liabilities of $3.0 million, primarily related to a decrease in accounts payable of $2.0 million due to timing of payments, a decrease in accrued expenses of $1.3 million primarily from bonus and commission payments as well as payments related to the Transition Agreement, partially offset by increased legal expenses associated with financings and the CEO transition and increased severance associated with the headcount reduction, a decrease in operating lease liabilities of $0.6 million, an increase in prepaid expenses and other assets of $0.3 million primarily related to order deposits with our contract manufacturer, and a decrease in deferred revenue of $0.1 million, and partially offset by a $0.9 million decrease in inventories primarily as a result of a COVID-19 related reduction in the build plan, and a decrease in accounts receivable of $0.4 million from timing of instrument invoice collections coupled with less product sales, partially offset by an increase in receivables for our U.S. Government Contract.

Net cash used in investing activities

Net cash provided by investing activities was approximately $2.6 million for the three months ended March 31, 2021, and primarily consisted of proceeds from maturities of marketable securities of $2.8 million, partially offset by equipment purchases of $0.2 million.

Net cash used in investing activities was approximately $0.1 million for the three months ended March 31, 2020, and consisted of equipment purchases.

Net cash provided by financing activities

Net cash provided by financing activities was approximately $0.1 million for the three months ended March 31, 2021, and consisted of stock option exercises.

Net cash provided by financing activities was approximately $40.1 million for the three months ended March 31, 2020, and consisted of primarily of proceeds from sales of our common stock under the Original Sales Agreement, net of issuance costs.

Borrowing Arrangements

Term Loan Agreement

In December 2016, we entered into a Term Loan Agreement with CRG. We borrowed $40.0 million pursuant to the Term Loan Agreement, which has a six-year term with three years (through December 30, 2019) of interest-only payments, which period was extended to four years (through December 30, 2020) upon achieving the Approval Milestone, after which quarterly principal and interest payments would be due through the December 30, 2022 maturity date. Interest on the amounts borrowed under the Term Loan Agreement accrues at an annual fixed rate of (a) prior to the Approval Milestone, 12.50%, 4.0% of which may be deferred during the interest-only period by adding such amount to the aggregate principal loan amount and (b) following the Approval Milestone, 11.50%, 3.5% of which may be deferred during the interest-only period by adding such amount to the aggregate principal loan amount. In addition, if we achieve certain financial performance metrics, the loan will convert to interest-only until the December 30, 2022 maturity, at which time all unpaid principal and accrued unpaid interest will be due and payable. We are required to pay CRG a financing fee based on the loan principal amount drawn. We are also required to pay a final payment fee of 8%, subsequently amended to 10%, of the principal outstanding upon repayment. We are accruing the final payment fee as interest expense and it is included as a non-current liability at March 31, 2021 and December 31, 2020 on the balance sheet.

The Term Loan Agreement with CRG is classified as a non-current liability at March 31, 2021 and December 31, 2020 as the we have sufficient cash, cash equivalents and marketable securities as of the date of this filing that the minimum liquidity covenant would not be triggered even upon default of the revenue covenant at December 31 2021. We have assessed the classification of the note payable as non-current based on facts and circumstances as of the date of this filing, specifically as it relates to achieving the minimum liquidity and revenue covenants. As of the date of this filing, we believe that should we be unable to meet such covenants as of December 31, 2021, it is probable that we would be able to pay the cure of default on March 31, 2022. Management continues to reassess at each balance sheet and filing date based on facts and circumstances and can provide no assurances regarding the probability of meeting its aforementioned covenants in future periods.

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

In 2019, the Term Loan Agreement was amended to reduce minimum revenue targets, extend the interest-only period and extend the principal repayment. The final payment fee was increased from 8% to 10% of the principal amount outstanding upon repayment. The Company issued to CRG warrants to purchase 568,291 shares of the Company’s common stock (“New Warrants”) (Note 9) at an exercise price of $1.55, with typical provisions for termination upon a change of control or a sale of all or substantially all of the assets of the Company.  The Company also reduced the exercise price for the warrants previously issued to CRG to purchase an aggregate of 528,958 shares of the Company’s common stock to $1.55. All of the New Warrants are exercisable any time prior to September 9, 2029, and all of the previously issued warrants are exercisable any time prior to December 30, 2026.

In January 2021, the Term Loan Agreement was amended to extend the interest-only payment period through December 30, 2022, to extend the initial principal repayment to December 30, 2022, and to significantly reduce the revenue covenant for the 24-month period beginning on January 1, 2020. We did not pay or provide any consideration in exchange for this amendment. We accounted for the January 2021 amendment as a modifications to the Term Loan Agreement.

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

The fair value of the derivative at March 31, 2021 and December 31, 2020 is $0.2 million and $1.0 million, respectively. We classified the derivative liability as a non-current liability on the balance sheet at March 31, 2021 and December 31, 2020 to match the classification of the related Term Loan Agreement. While our fair value assessment as of March 31, 2021 assessed the likelihood of paying contingent interest as remote within the next twelve months, and as of the date of this filing, we continue to assess and believe the probability is remote that the contingent interest will commence within the next twelve months which, accordingly, provided for the non-current classification of the derivative liability. Management continues to reassess at each balance sheet and filing date based on facts and circumstances and can provide no assurances regarding the probability of payment of the contingent interest in future periods.

Contractual Obligations and Commitments

There were no other material changes to our contractual obligations and commitments from those described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Annual Report on Form 10-K for the year ended December 31, 2020.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

          Management of the Company, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of March 31, 2021. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.

         Based on the evaluation of our disclosure controls and procedures as of March 31, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective.

(b) Changes in Internal Control over Financial Reporting

        There have been no changes to the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.

OTHER INFORMATION

Item 1. Legal Proceedings

We may be from time to time subject to various claims and legal actions during the ordinary course of our business. There are currently no claims or legal actions, individually or in the aggregate, that would have a material adverse effect on our results of operations or financial condition.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

10.1*†

Amendment of Solicitation/Modification of Contract, dated as of April 30, 2021 by and between the Company and Biomedical Advanced Research and Development Authority of the U.S. Department of Health and Human Services

10.2†

Amendment No. 6 to Term Loan Agreement, dated January 25, 2021, between T2 Biosystems, Inc. and CRG Servicing LLC (incorporated by reference to Exhibit 10.63 of the Company’s Form 10-K (File No. 001-36571) filed on March 31, 2021)

10.3*#	Non-Employee Director Compensation Program, effective as of April 27, 2021

31.1*	Certification of principal executive officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of principal financial officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*	Filed herewith
**	Furnished herewith
#	Indicates management contract or compensatory plan
†	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 406 under the Securities Act of 1933, or the Securities Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

T2 BIOSYSTEMS, INC.

Date: May 13, 2021	By:	/s/ JOHN SPERZEL
John Sperzel
President, Chief Executive Officer and Director
(principal executive officer)

Date: May 13, 2021	By:	/s/ JOHN M. SPRAGUE
John M. Sprague
Chief Financial Officer
(principal financial and accounting officer)