Form 10-Q
period 2021-06-30
T2 Biosystems, Inc.
filed 2021-08-09
CIK 1492674

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 6, 2021, the registrant had 165,845,743 shares of common stock outstanding.

T2 BIOSYSTEMS, INC.

i

PART I.

FINANCIAL INFORMATION

Item 1. Financial Statements

T2 BIOSYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$32,708	$16,793
Marketable securities	20,080	25,396
Accounts receivable	3,979	5,099
Inventories	4,784	3,636
Prepaid expenses and other current assets	2,308	2,660
Total current assets	63,859	53,584
Property and equipment, net	4,078	3,771
Operating lease right-of-use assets	10,332	11,034
Restricted cash	551	551
Marketable securities	—	10,002
Other assets	78	136
Total assets	$78,898	$79,078
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,890	$2,058
Accrued expenses and other current liabilities	6,017	7,512
Deferred revenue	438	230
Total current liabilities	9,345	9,800
Notes payable	46,487	45,235
Operating lease liabilities, net of current portion	9,964	10,533
Deferred revenue, net of current portion	146	424
Derivative liability	—	1,010
Other liabilities	3,947	3,350
Commitments and contingencies (see Note 13)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding at June 30, 2021 and December 31, 2020	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 165,763,776 and 148,078,974 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	165	148
Additional paid-in capital	454,950	431,544
Accumulated other comprehensive income	4	9
Accumulated deficit	(446,110)	(422,975)
Total stockholders’ equity	9,009	8,726
Total liabilities and stockholders’ equity	$78,898	$79,078

See accompanying notes to condensed consolidated financial statements.

T2 BIOSYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue:
Product revenue	$3,678	$1,041	$8,328	$2,086
Research revenue	—	11	—	11
Contribution revenue	3,016	1,500	5,322	3,000
Total revenue	6,694	2,552	13,650	5,097
Costs and expenses:
Cost of product revenue	4,831	2,300	10,621	6,971
Research and development	5,399	3,786	10,064	8,566
Selling, general and administrative	7,244	5,305	13,447	11,960
Total costs and expenses	17,474	11,391	34,132	27,497
Loss from operations	(10,780)	(8,839)	(20,482)	(22,400)
Other income (expense):
Interest income	6	1	12	1
Interest expense	(1,700)	(1,844)	(2,713)	(3,261)
Other income, net	(1)	(3)	48	26
Total other expense	(1,695)	(1,846)	(2,653)	(3,234)
Net loss	$(12,475)	$(10,685)	$(23,135)	$(25,634)
Net loss per share — basic and diluted	$(0.08)	$(0.09)	$(0.15)	$(0.27)
Weighted-average number of common shares used in computing net loss per share — basic and diluted	154,885,039	120,292,543	151,576,606	94,464,933

Other comprehensive loss:
Net loss	$(12,475)	$(10,685)	$(23,135)	$(25,634)
Net unrealized gain on marketable securities arising during the period	—	—	9	—
Less: net realized gain on marketable securities included in net loss	(12)	—	(14)	—
Total other comprehensive loss, net of taxes	(12)	—	(5)	—
Comprehensive loss	$(12,487)	$(10,685)	$(23,140)	$(25,634)

See accompanying notes to condensed consolidated financial statements.

T2 BIOSYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

(In thousands, except share data)

(Unaudited)

	Common		Additional		Accumulated Other	Total
	Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	(Deficit) Equity
Balance at December 31, 2019	50,651,535	$51	$342,121	$(376,177)	$—	$(34,005)
Stock-based compensation expense	—	—	1,160	—	—	1,160
Issuance of common stock from vesting of restricted stock	370,417	—	—	—	—	—
Issuance of common stock from secondary public offerings, net	68,150,678	68	40,029	—	—	40,097
Net loss	—	—	—	(14,949)	—	(14,949)
Balance at March 31, 2020	119,172,630	$119	$383,310	$(391,126)	$—	$(7,697)
Stock-based compensation expense	—	—	994	—	—	994
Issuance of common stock from vesting of restricted stock, exercise of stock options and employee stock purchase plan	407,183	—	180	—	—	180
Issuance of common stock from secondary public offering, net	8,881,466	9	12,811	—	—	12,820
Net loss	—	—	—	(10,685)	—	(10,685)
Balance at June 30, 2020	128,461,279	$128	$397,295	$(401,811)	$—	$(4,388)

	Common		Additional		Accumulated Other	Total
	Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	(Deficit) Equity
Balance at December 31, 2020	148,078,974	$148	$431,544	$(422,975)	$9	$8,726
Stock-based compensation expense	—	—	1,308	—	—	1,308
Issuance of common stock from vesting of restricted stock and exercise of stock options	412,699	—	53	—	—	53
Other comprehensive income	—	—	—	—	7	7
Net loss	—	—	—	(10,660)	—	(10,660)
Balance at March 31, 2021	148,491,673	$148	$432,905	$(433,635)	$16	$(566)
Stock-based compensation expense	—	—	1,843	—	—	1,843
Issuance of common stock from vesting of restricted stock, exercise of stock options and employee stock purchase plan	462,679	—	251	—	—	251
Issuance of common stock from secondary offering, net	16,809,424	17	19,951	—	—	19,968
Other comprehensive loss	—	—	—	—	(12)	(12)
Net loss	—	—	—	(12,475)	—	(12,475)
Balance at June 30, 2021	165,763,776	$165	$454,950	$(446,110)	$4	$9,009

See accompanying notes to condensed consolidated financial statements.

T2 BIOSYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities
Net loss	$(23,135)	$(25,634)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	696	905
Amortization of bond premium	76	—
Amortization of operating lease right-of-use assets	702	802
Stock-based compensation expense	3,151	2,154
Change in fair value of derivative instrument	(1,010)	(34)
Gain on sales of marketable securities	(14)	—
Gain on disposal of property and equipment	—	(2)
Impairment of operating lease asset	—	523
Impairment of property and equipment	—	636
Non-cash interest expense	1,849	1,474
Changes in operating assets and liabilities:
Accounts receivable	1,120	1,525
Prepaid expenses and other assets	410	(4,727)
Inventories	(1,813)	19
Accounts payable	823	(1,983)
Accrued expenses and other liabilities	(573)	(2,811)
Deferred revenue	(70)	(115)
Operating lease liabilities	(1,517)	(963)
Net cash used in operating activities	(19,305)	(28,231)
Cash flows from investing activities
Purchases of marketable securities	—	(9,247)
Proceeds from maturities of marketable securities	15,251	—
Proceeds from sale of property and equipment	—	4
Purchases and manufacture of property and equipment	(303)	(127)
Net cash provided by (used in) investing activities	14,948	(9,370)
Cash flows from financing activities
Proceeds from issuance of shares from employee stock purchase plan and stock option exercises	304	180
Proceeds from issuance of common stock in public offerings, net of offering costs	19,968	52,917
Net cash provided by financing activities	20,272	53,097
Net increase in cash, cash equivalents and restricted cash	15,915	15,496
Cash, cash equivalents and restricted cash at beginning of period	17,344	11,213
Cash, cash equivalents and restricted cash at end of period	$33,259	$26,709
Supplemental disclosures of cash flow information
Cash paid for interest	$2,815	$1,820
Supplemental disclosures of noncash activities
Transfer of T2 owned instruments and components (from) to inventory	$(665)	$531
Purchases of property and equipment included in accounts payable and accrued expenses	$55	$94

	June 30, 2021	December 31, 2020
Reconciliation of cash, cash equivalents and restricted cash at end of period
Cash and cash equivalents	$32,708	$16,793
Restricted cash	551	551
Total cash, cash equivalents and restricted cash	$33,259	$17,344

See accompanying notes to condensed consolidated financial statements.

T2 BIOSYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Nature of Business

T2 Biosystems, Inc. and its subsidiary (the “Company,” “we,” or “T2”) have operations based in Lexington, Massachusetts. T2 Biosystems, Inc. was incorporated on April 27, 2006 as a Delaware corporation. The Company is an in vitro diagnostics company that has developed an innovative and proprietary technology platform that offers a rapid, sensitive and simple alternative to existing diagnostic methodologies. The Company is using its T2 Magnetic Resonance technology (“T2MR”) to develop a broad set of applications aimed at lowering mortality rates, improving patient outcomes and reducing the cost of healthcare by helping medical professionals make targeted treatment decisions earlier. T2MR enables rapid detection of pathogens, biomarkers and other abnormalities in a variety of unpurified patient sample types, including whole blood, plasma, serum, saliva, sputum, cerebral spinal fluid and urine, and can detect cellular targets at limits of detection as low as one colony forming unit per milliliter (“CFU/mL”). The Company’s initial development efforts target the detection of pathogens that cause sepsis, which is an area of significant unmet medical need in which existing therapies could be more effective with improved diagnostics. On September 22, 2014, the Company received market clearance from the U.S. Food and Drug Administration (“FDA”) for its first two products, the T2Dx® Instrument (the “T2Dx”) and T2Candida® Panel (“T2Candida”). On May 24, 2018, the Company received market clearance from the FDA for its T2Bacteria® Panel (“T2Bacteria”). On February 6, 2019, the FDA granted the Company’s T2ResistanceTM Panel (“T2Resistance”) designation as a Breakthrough Device. On August 2, 2019, the Center for Medicare & Medicaid Services (CMS) granted approval for a New Technology Add-on Payment (NTAP) for the T2Bacteria Panel for fiscal year 2020 and in September 2020, CMS extended the approval for 2021. On November 20, 2019, the Company’s T2Resistance Panel was granted a CE-Mark. On June 30, 2020, the Company announced the U.S. launch of its COVID-19 molecular diagnostic test, the T2SARS-CoV-2 Panel, after validation of the test meeting the FDA’s requirements for an Emergency Use Authorization (EUA). In August 2020, the FDA issued EUA for the Company’s T2SARS-CoV-2 Panel. The test is designed to detect the presence of the SARS-CoV-2 virus in a nasopharyngeal swab sample.

Liquidity and Going Concern

At June 30, 2021, the Company had cash, cash equivalents, marketable securities and restricted cash of $53.3 million, an accumulated deficit of $446.1 million, stockholders’ equity of $9.0 million, and has experienced cash outflows from operating activities over the past years. The future success of the Company is dependent on its ability to successfully commercialize its products, obtain regulatory clearance for and successfully launch its future product candidates, obtain additional capital and ultimately attain profitable operations. Historically, the Company has funded its operations primarily through its August 2014 initial public offering, its December 2015 public offering, its September 2016 private investment in public equity (“PIPE”) financing, its September 2017 public offering, its June 2018 public offering, its July 2019 establishment of an Equity Distribution Agreement and Equity Purchase Agreement (Note 7), private placements of redeemable convertible preferred stock and through debt financing arrangements.

The Company is subject to a number of risks similar to other early commercial stage life science companies, including, but not limited to commercially launching the Company’s products, development and market acceptance of the Company’s product candidates, development by its competitors of new technological innovations, protection of proprietary technology, and raising additional capital.

The COVID-19 pandemic has impacted and may continue to impact operations. The Company has established protocols for continued manufacturing, distribution and servicing of its products with safe social distancing and personal protective equipment measures and for remote work for certain employees not essential to on-site operations. To date these measures have been mostly successful but may not continue to function should the pandemic escalate and impact personnel. In 2020, the Company’s hospital customers restricted the sales team’s access to their facilities and as a result, the Company had significantly reduced sales and general and administrative staffing levels at the beginning of the COVID-19 pandemic to reduce expenses. The Company has since hired sales and marketing personnel. Although the Company did not see any material impact to accounts receivable during the period ended June 30, 2021, the Company’s exposure may increase if its customers continue to be adversely affected by the COVID-19 pandemic, including as a result of the spread of variants of the virus. Customers may reduce their purchases of products, depending on their needs and cash flow, which could negatively impact revenue. The Company has a significant development contract with BARDA and should BARDA reduce, cancel or not grant additional milestone projects, the Company’s ability to continue its future product development may be impacted. The ability of the Company’s shipping carriers to deliver products to customers may be disrupted. The Company has reviewed its suppliers and quantities of key materials and believes that it has sufficient stocks and alternate sources of critical materials including personal protective equipment should the supply chains become disrupted, although raw materials and plastics for the manufacturing of reagents and consumables are in high demand, and interruptions in supply are difficult to predict. As further described in Note 5, at the onset of the pandemic, the Company believed the pandemic’s impact on its sales would affect the recoverability of the value of T2-owned instruments and components. In early 2020, the COVID-19 pandemic also caused the Company to reassess its build plan and evaluate its inventories accordingly, which resulted in an additional charge to cost of product revenue for excess inventories.

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

While the Company believes that its cash, cash equivalents, marketable securities and restricted cash of $53.3 million at June 30, 2021 will be sufficient to fund its current operating plan at least one year from issuance of these financial statements, certain elements of our operating plan cannot be considered probable. Under ASC 205-40, the future receipt of potential funding from Co-Development partners and other resources cannot be considered probable at this time because none of the plans are entirely within the Company’s control.

The Term Loan Agreement with CRG Servicing LLC (“CRG”) (Note 6) has certain covenants which require the Company to achieve certain annual revenue targets, whereby the Company is required to pay double the amount of any shortfall as an acceleration of principal payments, and maintain a minimum cash balance of $5.0 million. As of June 30, 2021, the Company achieved the revenue target for the twenty-four month period ended December 31, 2021. While management believes the Company can continue as a going concern for at least one year from issuance of these financial statements, there can be no assurances that it will continue to be in compliance with the cash covenant in future periods without additional funding.

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

Reclassification

Customer service personnel provide customer product support as well as field installation, training and T2Dx system maintenance. Time spent in the field servicing customers with service maintenance contracts and for installation and training is considered services and included in cost of goods sold. Time spent providing customer support is now considered a commercial support activity and is included in selling, general and administrative expenses. Previously, customer support was considered a development phase activity and was included in research and development expense. Prior periods have been reclassified to conform to the current period presentation. The reclassification increased selling, general and administrative expenses by $0.2 million and decreased research and development expenses by $0.2 million for the three months ended June 30, 2020. The reclassification increased selling, general and administrative expenses by $0.4 million and decreased research and development expenses by $0.4 million for the six months ended June 30, 2020. The reclassification had no impact on total costs and expenses, loss from operations, net loss or net loss per share.

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

The accompanying interim condensed consolidated balance sheet as of June 30, 2021, the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2021 and 2020, the condensed consolidated statements of stockholders’ (deficit) equity for the three and six months ended June 30, 2021 and 2020, the condensed consolidated statements of cash flows for the six months ended June 30, 2021 and 2020 and the related financial data and other information disclosed in these notes are unaudited. The unaudited interim financial statements have been prepared on the same basis as the audited annual financial statements, and, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of June 30, 2021, and the results of its operations for the three and six months ended June 30, 2021 and 2020 and its cash flows for the six months ended June 30, 2021 and 2020. The results for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021, any other interim periods, or any future year or period.

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

Geographic Information

The Company sells its products domestically and internationally. Total international sales were approximately $0.5 million or 8% of total revenue and $0.3 million or 10% of total revenue for the three months ended June 30, 2021 and 2020, respectively. Total international sales were approximately $1.0 million or 7% of total revenue and $0.7 million or 15% of total revenue for the six months ended June 30, 2021 and 2020, respectively.

For the three and six months ended June 30, 2021 and 2020, no international customer represented greater than 10% of total revenue.

The Company derived approximately 45% of its total revenue from one customer for the three months ended June 30, 2021 and 59% of its total revenue from the same customer for the three months ended June 30, 2020. For the three months ended June 30, 2021, the Company derived approximately 12% of its total revenue from a second customer. For the three months ended June 30, 2020, no other customers represented greater than 10% of the Company’s total revenue.

The Company derived approximately 39% of its total revenue from one customer for the six months ended June 30, 2021 and 59% of its total revenue from the same customer for the six months ended June 30, 2020. For the six months ended June 30, 2021, the Company derived approximately 16% of its total revenue from a second customer. For the six months ended June 30, 2020, no other customers represented greater than 10% of the Company’s total revenue.

As of June 30, 2021 and December 31, 2020, the Company had outstanding receivables of $0.4 million and $0.5 million, respectively, from customers located outside of the U.S.

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

Available-for-sale securities are reviewed for possible impairment at least quarterly, or more frequently if circumstances arise that may indicate impairment. When the fair value of the securities declines below the amortized cost basis, impairment is indicated and it must be determined whether it is other than temporary. Impairment is considered to be other than temporary if the Company: (i) intends to sell the security, (ii) will more likely than not be forced to sell the security before recovering its cost, or (iii) does not expect to recover the security’s amortized cost basis. If the decline in fair value is considered other than temporary, the cost basis of the security is adjusted to its fair market value and the realized loss is reported in earnings. Subsequent increases or decreases in fair value are reported as a component of stockholders’ (deficit) equity in accumulated other comprehensive income. There were no other-than-temporary unrealized losses as of June 30, 2021.

The following table summarizes the Company’s marketable securities at June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasury securities	$20,076	$4	$—	$20,080
Total	$20,076	$4	$—	$20,080

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$1,250	$1	$—	$1,251
U.S. treasury securities	34,139	8	—	34,147
Total	$35,389	$9	$—	$35,398

The following table summarizes the maturities of the Company’s marketable securities at June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021		December 31, 2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in less than 1 year	$20,076	$20,080	$25,387	$25,396
Due in 1-2 years	—	—	10,002	10,002
Total	$20,076	$20,080	$35,389	$35,398

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

As of June 30, 2021 and December 31, 2020, the Company had not experienced any material losses related to these indemnification obligations, and no material claims with respect thereto were outstanding. The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related reserves were established.

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

The Company warrants that consumable diagnostic tests will be free from defects, when handled according to product specifications, for the stated life of the product. To fulfill valid warranty claims, the Company provides replacement product free of charge. Warranty expense is recognized based on the estimated defect rates of the consumable diagnostic tests.

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

	Three Months Ended, June 30,		Six Months Ended, June 30,
	2021	2020	2021	2020
Product Revenue
Instruments	$480	$170	$905	$417
Consumables	3,179	853	7,385	1,598
Instrument rentals	19	18	38	71
Total Product Revenue	3,678	1,041	8,328	2,086
Research Revenue	—	11	—	11
Contribution Revenue	3,016	1,500	5,322	3,000
Total Revenue	$6,694	$2,552	$13,650	$5,097

Remaining Performance Obligations

Under ASC 606, the Company is required to disclose the aggregate amount of the transaction price that is allocated to unsatisfied or partially satisfied performance obligations as of June 30, 2021. However, the guidance provides certain practical expedients that limit this requirement, and therefore, the Company has elected to not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less. The nature of the excluded unsatisfied performance obligations pursuant to the practical expedient include consumable shipments, service contracts, warranties and installation services that will be performed within one year. The amount of the transaction price that is allocated to unsatisfied or partially satisfied performance obligations, that has not yet been recognized as revenue and that does not meet the elected practical expedient is $0.5 million as of June 30, 2021. The Company expects to recognize 69% of this amount as revenue within one year and the remainder within two years.

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

Contract Assets and Liabilities

The Company did not record any contract assets at June 30, 2021 and December 31, 2020.

The Company’s contract liabilities consist of upfront payments for research and development contracts and maintenance services on instrument sales. Contract liabilities are classified in deferred revenue as current or noncurrent based on the timing of when revenue is expected to be recognized. Contract liabilities were $0.6 million and $0.6 million at June 30, 2021 and December 31, 2020, respectively. Revenue recognized during the three months ended June 30, 2021 relating to contract liabilities at December 31, 2020 was immaterial and related to straight-line revenue recognition associated with maintenance agreements. Revenue recognized during the six months ended June 30, 2021 relating to contract liabilities at December 31, 2020 was $0.2 million and related to straight-line revenue recognition associated with maintenance agreements.

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

At June 30, 2021, capitalized costs to fulfill contracts of $0.1 million was included in prepaid and other current assets. At December 31, 2020, capitalized costs to fulfill contracts of $0.1 million was included in prepaid and other current assets and $0.1 million was included in other non-current assets.

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

3. Fair Value Measurements

The Company measures the following financial assets at fair value on a recurring basis. There were no transfers between levels of the fair value hierarchy during any of the periods presented. The following tables set forth the Company’s financial assets and liabilities carried at fair value categorized using the lowest level of input applicable to each financial instrument as of June 30, 2021 and December 31, 2020 (in thousands):

	Balance at June 30, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
US Treasury securities	$20,080	$20,080	$—	$—
	$20,080	$20,080	$—	$—

	Balance at December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Certificates of deposit	$1,251	$—	$1,251	$—
US Treasury securities	34,147	34,147	—	—
	$35,398	$34,147	$1,251	$—

Liabilities:
Derivative liability	$1,010	$—	$—	$1,010
	$1,010	$—	$—	$1,010

The Company’s cash equivalents and available-for-sale marketable securities are comprised of certificates of deposit and government securities. Securities are classified as cash equivalents when the original maturities are within 90 days of the purchase dates. The Company also maintains money market accounts classified as restricted cash for $0.6 million at June 30, 2021 and December 31, 2020 (Note 4).

The Company has a single compound derivative related to its Term Loan Agreement with CRG (the “Term Loan Agreement”) (Note 6), which is required to be re-measured at fair value on a quarterly basis.

The fair value of the derivative at December 31, 2020 is $1.0 million and is classified as a non-current liability on the balance sheet at December 31, 2020 to match the classification of the related Term Loan Agreement (Note 6). As of June 30, 2021, the Company achieved the revenue covenant for the twenty-four month period beginning January 1, 2020 and has no derivative liability.

The following table provides a roll-forward of the fair value of the derivative liability (in thousands):

Balance at December 31, 2020	$1,010
Change in fair value of derivative liability, recorded as interest expense	(1,010)
Balance at June 30, 2021	$—

4. Restricted Cash

The Company is required to maintain security deposits for its operating lease agreements for the duration of the lease agreements. At June 30, 2021 and December 31, 2020, the Company had money market accounts for $0.6 million, which represented collateral as security deposits for its operating lease agreements for two facilities.

5. Supplemental Balance Sheet Information

Inventories

Inventories are stated at the lower of cost or net realizable value on a first-in, first-out basis and are comprised of the following (in thousands):

	June 30, 2021	December 31, 2020
Raw materials	$2,212	$1,496
Work-in-process	1,491	1,374
Finished goods	1,081	766
Total inventories, net	$4,784	$3,636

Property and Equipment

Property and equipment consist of the following (in thousands):

	June 30, 2021	December 31, 2020
Office and computer equipment	$719	$538
Software	783	762
Laboratory equipment	5,606	5,179
Furniture	197	197
Manufacturing equipment	1,361	672
Manufacturing tooling and molds	478	255
T2-owned instruments and components	5,666	5,001
Leasehold improvements	3,768	3,691
Construction in progress	453	1,733
	19,031	18,028
Less accumulated depreciation and amortization	(14,953)	(14,257)
Property and equipment, net	$4,078	$3,771

Construction in progress is primarily comprised of equipment that has not been placed in service. T2-owned instruments and components is comprised of raw materials and work-in-process inventory that are expected to be used or used to produce T2-owned instruments, based on the Company’s business model and forecast, and completed instruments that will be used for internal research and development, clinical studies or reagent rental agreements with customers. At June 30, 2021, there was $0.5 million of raw materials or work-in-process inventory in T2-owned instruments and components compared with $0.3 million at December 31, 2020. Completed T2-owned instruments are placed in service once installation procedures are completed and are depreciated over five years. Depreciation expense for T2-owned instruments placed at customer sites pursuant to reagent rental agreements is recorded as a component of cost of product revenue and was immaterial for the three months ended June 30, 2021 and totaled approximately $0.1 million for the three months ended June 30, 2020. Depreciation expense for T2-owned instruments placed at customer sites pursuant to reagent rental agreements is recorded as a component of cost of product revenue and totaled approximately $0.1 million and $0.2 million for the six months ended June 30, 2021 and 2020, respectively.

Depreciation expense for T2-owned instruments used for internal research and development and clinical studies is recorded as a component of research and development expense. Depreciation and amortization expense of $0.3 million and $0.4 million was charged to operations for the three months ended June 30, 2021 and 2020, respectively. Depreciation and amortization expense of $0.7 million and $0.9 million was charged to operations for the six months ended June 30, 2021 and 2020, respectively.

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

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	June 30, 2021	December 31, 2020
Accrued payroll and compensation	$3,036	$3,629
Accrued research and development expenses	757	751
Accrued professional services	394	421
Accrued interest	—	940
Operating lease liabilities	1,168	1,151
Other accrued expenses	662	620
Total accrued expenses and other current liabilities	$6,017	$7,512

Included within other accrued expenses in the table above, at December 31, 2020, is $0.2 million from the Second Amendment to Employment Agreement with John McDonough (the “Transition Agreement”) (Note 13) related to Mr. McDonough’s transition payments and health benefits. At June 30, 2021, there were no remaining payments associated with the Transition Agreement.

6. Notes Payable

Future principal payments on the notes payable are as follows (in thousands):

	June 30, 2021	December 31, 2020
Term loan agreement before PIK interest, and unamortized discount and issuance costs	$49,364	$48,077
Less: paid-in-kind interest	(2,136)	(1,669)
Less: unamortized discount and deferred issuance costs	(741)	(1,173)
Total notes payable	$46,487	$45,235

The Term Loan Agreement with CRG is classified as a non-current liability at June 30, 2021 and December 31, 2020 as the Company has sufficient cash, cash equivalents and marketable securities as of the date of this filing such that the minimum liquidity covenant would not be triggered at December 31, 2021.

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

The Company has assessed the classification of the note payable as non-current based on facts and circumstances as of the date of this filing, specifically as it relates to achieving the minimum liquidity and revenue covenants. As of the date of this filing, the Company achieved the revenue covenant for the twenty-four month period beginning on January 1, 2020. Management continues to reassess at each balance sheet and filing date based on facts and circumstances and can provide no assurances regarding the probability of meeting its minimum liquidity covenant in future periods.

Term Loan Agreement

In December 2016, the Company entered into a Term Loan Agreement (the “Term Loan Agreement”) with CRG. The Company initially borrowed $40.0 million pursuant to the Term Loan Agreement, which has a six-year term with four years of interest-only payments (through December 30, 2020), after which quarterly principal and interest payments will be due through the December 30, 2022 maturity date. Interest on the amounts borrowed under the Term Loan Agreement accrues at an annual fixed rate of 11.5%, 3.5% of which may be deferred during the interest-only period by adding such amount to the aggregate principal loan amount. In addition, if the Company achieves certain financial performance metrics, the loan will convert to interest-only until the December 30, 2022 maturity, at which time all unpaid principal and accrued unpaid interest will be due and payable. The Company is required to pay CRG a financing fee based on the loan principal amount drawn. The Company is also required to pay a final payment fee of 8.0%, subsequently amended to 10%, of the principal outstanding upon repayment. The Company is accruing the final payment fee as interest expense and it is included as a non-current liability at June 30, 2021 and December 31, 2020 to conform to the classification of the associated debt in those periods.

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

Under the New Sales Agreement, upon delivery of a placement notice based on the Company’s instructions and subject to the terms and conditions of the Sales Agreement, Canaccord is able to sell the shares by methods deemed to be an “at the market” offering, subject to shelf limitations if any, in negotiated transactions at market prices prevailing at the time of sale or at prices related to such prevailing market prices, or by any other method permitted by law, including negotiated transactions, subject to the prior written consent of the Company. The Company is not obligated to make any sales of shares under the New Sales Agreement. The Company or Canaccord is able to suspend or terminate the offering of shares upon notice to the other party, subject to certain conditions. Canaccord acts as sales agent on a commercially reasonable efforts basis consistent with its normal trading and sales practices and applicable state and federal law, rules and regulations and the rules of Nasdaq.

The Company agrees to pay Canaccord for its services of acting as agent an amount equal to 3% of the gross proceeds from the sale of the shares pursuant to the New Sales Agreement. The Company also agrees to provide Canaccord with customary indemnification for certain liabilities. Legal and accounting fees are charged to share capital upon issuance of shares under the New Sales Agreement.

During the six months ended June 30, 2020, the Company sold 76,632,144 shares under the Original Sales Agreement for net proceeds of $52.6 million after expenses.

The Company sold 16,809,424 shares under the New Sales Agreement for net proceeds of $20.0 million during the six months ended June 30, 2021.

Purchase Agreement

On July 29, 2019, the Company entered into a $30.0 million Purchase Agreement with Lincoln Park, pursuant to which the Company was able to sell and issue to Lincoln Park, and Lincoln Park was obligated to purchase, up to $30.0 million in value of its shares of common stock from time to time over a 36-month period starting from the effective date of the respective registration statement. On April 8, 2020, the Company terminated the Purchase Agreement.

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

The number of shares reserved for future issuance under the 2014 Plan is the sum of (1) 823,529 shares, (2) any shares that were granted under the 2006 Plan which are forfeited, lapse unexercised or are settled in cash subsequent to the effective date of the 2014 Plan and (3) an annual increase on the first day of each calendar year beginning January 1, 2015 and ending on January 1, 2026, equal to the lesser of (A) 4% of the shares outstanding (on an as-converted basis) on the final day of the immediately preceding calendar year and (B) such smaller number of shares determined by the Company’s board of directors; provided, however, no more than 35,000,000 shares may be issued upon the exercise of incentive stock options. As of June 30, 2021, there were 2,427,598 shares available for future grant under the 2014 Plan.

Inducement Award Plan

The Company’s Amended and Restated Inducement Award Plan (“Inducement Plan”), which was adopted in March 2018 and most recently amended and restated in January 2020, provides for the grant of equity awards to new employees, including options, restricted stock awards, restricted stock units, performance awards, dividend equivalent awards, stock payment awards and stock appreciation rights. The aggregate number of shares of common stock which may be issued or transferred pursuant to awards under the Inducement Plan is 5,625,000 shares. Any awards that forfeit, expire, lapse, or are settled for cash without the delivery of shares to the holder are available for the grant of an award under the Inducement Plan. Any shares repurchased by or surrendered to the Company that are returned shall be available for the grant of an award under the Inducement Plan. The payment of dividend equivalents in cash in conjunction with any outstanding award shall not be counted against the shares available for issuance under the Inducement Plan. As of June 30, 2021, there were 1,192,945 shares available for future grant under the Inducement Plan.

Stock Options

During the six months ended June 30, 2021 and 2020, the Company granted stock options with an aggregate fair value of $0.8 million and $3.0 million, respectively, which are being amortized into compensation expense over the vesting period of the options as the services are being provided.

The following is a summary of option activity under the Stock Incentive Plans and Inducement Plan (in thousands, except share and per share amounts):

	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value
Outstanding at December 31, 2020	8,595,929	$3.24	7.75	$1,011
Granted	642,500	1.54
Exercised	(44,709)	1.21
Forfeited	(42,790)	2.12
Cancelled	(25,306)	7.39
Outstanding at June 30, 2021	9,125,624	$3.12	7.42	$787
Exercisable at June 30, 2021	4,957,243	$4.44	6.42	$336
Vested or expected to vest at June 30, 2021	8,512,391	$3.25	7.32	$718

There were 44,709 options exercised in the six months ended June 30, 2021 and 10,000 options exercised in the six months ended June 30, 2020. The weighted-average grant date fair values of stock options granted in the six month periods ended June 30, 2021 and 2020 were $1.24 per share and $0.69 per share, respectively, and were calculated using the following estimated assumptions:

	Six Months Ended
	June 30,
	2021	2020
Weighted-average risk-free interest rate	0.96%	1.40%
Expected dividend yield	—%	—%
Expected volatility	104%	95%
Expected terms	6.0 years	5.7 years

The total fair values of options that vested during the six months ended June 30, 2021 and 2020 were $1.2 million and $2.3 million, respectively.

As of June 30, 2021, there was $4.5 million of total unrecognized compensation cost related to non-vested stock options granted under the Stock Incentive Plans and Inducement Plan. Total unrecognized compensation cost will be adjusted for future changes in the estimated forfeiture rate. The Company expects to recognize that cost over a remaining weighted-average period of 2.3 years as of June 30, 2021.

Restricted Stock Units

During the six months ended June 30, 2021, the Company awarded restricted stock units to certain employees and directors at no cost to them. The restricted stock units, excluding any restricted stock units with market conditions, vest through the passage of time, assuming continued service. Restricted stock units are not included in issued and outstanding common stock until the underlying shares are vested and released. The fair value of the restricted stock units, at the time of the grant, is expensed on a straight line basis. The granted restricted stock units had an aggregate fair value of $13.4 million, which are being amortized into compensation expense over the vesting period of the restricted stock units as the services are being provided.

The following is a summary of restricted stock unit activity under the 2014 Plan:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Nonvested at December 31, 2020	1,643,779	$1.91
Granted	6,451,074	2.07
Vested	(551,889)	1.42
Forfeited	(412,413)	3.83
Nonvested at June 30, 2021	7,130,551	$1.98

As of June 30, 2021, there was $12.8 million of total unrecognized compensation cost related to nonvested restricted stock units granted under the 2014 Plan. Total unrecognized compensation cost will be adjusted for future changes in the estimated forfeiture rate. The Company expects to recognize that cost over a remaining weighted-average period of 2.5 years, as of June 30, 2021.

Employee Stock Purchase Plan

Under the 2014 Employee Stock Purchase Plan (the “2014 ESPP”) participants may purchase the Company’s common stock during semi-annual offering periods at 85% of the lower of (i) the market value per share of common stock on the first day of the offering period or (ii) the market value per share of the common stock on the purchase date. Each participant can purchase up to a maximum of $25,000 per calendar year in fair market value as calculated in accordance with applicable tax rules. The first offering period began on August 7, 2014. Stock-based compensation expense from the 2014 ESPP for the three months ended June 30, 2021 and 2020 was approximately $0.1 million. Stock-based compensation expense from the 2014 ESPP for the six months ended June 30, 2021 and 2020 was approximately $0.2 million.

The 2014 ESPP, which was amended and restated effective August 6, 2020, provides for the issuance of up to 4,523,944 shares of the Company’s common stock to eligible employees. At June 30, 2021, there were 2,990,070 shares available for issuance under the 2014 ESPP.

Stock-Based Compensation Expense

The following table summarizes the stock-based compensation expense resulting from awards granted under Stock Incentive Plans, the Inducement Plan and the 2014 ESPP, that was recorded in the Company’s results of operations for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cost of product revenue	$71	$4	$138	$80
Research and development	311	224	518	512
Selling, general and administrative	1,427	716	2,475	1,543
Total stock-based compensation expense	$1,809	$944	$3,131	$2,135

For the three and six months ended June 30, 2021 and 2020, stock-based compensation expenses capitalized as part of inventory or T2Dx instruments and components were immaterial.

9. Warrants

In connection with the Term Loan Agreement entered into in December 2016, the Company issued to CRG warrants to purchase a total of 528,958 shares of the Company’s common stock. The warrants are exercisable any time prior to December 30, 2026 at a price of $1.55 per share, with typical provisions for termination upon a change of control or a sale of all or substantially all of the assets of the Company. These warrants remain outstanding as of June 30, 2021 and December 31, 2020.

In connection with a 2019 amendment of the Term Loan Agreement, the Company issued to CRG warrants to purchase 568,291 shares of the Company’s common stock (“New Warrants”) at an exercise price of $1.55, with typical provisions for termination upon a change of control or a sale of all or substantially all of the assets of the Company. All of the New Warrants are exercisable any time prior to September 9, 2029. The New Warrants remain outstanding as of June 30, 2021 and December 31, 2020.

10. Net Loss Per Share

The following shares were excluded from the calculation of diluted net loss per share applicable to common stockholders, prior to the application of the treasury stock method, because their effect would have been anti-dilutive for the periods presented:

	Three and Six Months Ended June 30,
	2021	2020
Options to purchase common shares	9,125,624	9,684,360
Restricted stock units	7,130,551	1,426,209
Warrants to purchase common stock	1,097,249	1,097,249
Total	17,353,424	12,207,818

11. Co-Development Agreements

U.S. Government Contract

In September 2019, the Biomedical Advanced Research and Development Authority (“BARDA”) awarded the Company a milestone-based contract, with an initial value of $6.0 million, and a potential value of up to $69.0 million, if BARDA awards all contract options (the “U.S. Government Contract”). BARDA operates within the Office of the Assistant Secretary for Preparedness and Response (“ASPR”) at the U.S. Department of Health and Human Services (“HHS”). If BARDA awards and the Company completes all options, the Company’s management believes it will enable a significant expansion of the Company’s current portfolio of diagnostics for sepsis-causing pathogen and antibiotic resistance genes. In September 2020, BARDA exercised the first contract option valued at $10.5 million.

In April 2021, BARDA agreed to accelerate product development by modifying the contract to advance future deliverables into the currently funded Option 1 of the BARDA contract for T2NxT, T2Biothreat, T2Resistance and T2AMR. The modification does not change the overall total potential value of the BARDA contract.

The Company recorded revenue of $3.0 million and $1.5 million for the three months ended June 30, 2021 and 2020, respectively, under the BARDA contract. The Company recorded revenue of $5.3 million and $3.0 million for the six months ended June 30, 2021 and 2020 respectively.

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

In August 2010, the Company entered into an operating lease for office and laboratory space at its headquarters in Lexington, Massachusetts. The lease commenced in January 2011, with the Company providing a security deposit of $400,000. In accordance with the operating lease agreement, the Company reduced its security deposit to $160,000 in January 2018, which is recorded as restricted cash in the condensed consolidated balance sheets. In March 2017, the Company entered into an amendment to extend the term to December 2021. In October 2020, the Company entered into an amendment to extend the term to December 31, 2028. In accordance with the October 2020 amendment, the Company increased its security deposit to $420,438, which is classified as restricted cash at June 30, 2021 and December 31, 2020. This amendment resulted in an increase to the operating lease right-of use assets and lease liability accounts on the balance sheet of $7.6 million and $7.7 million, respectively, at December 31, 2020.

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

In November 2014, the Company entered into a lease for additional laboratory space in Lexington, Massachusetts. The lease term commenced in April 2015 and extended for six years. The rent expense, inclusive of the escalating rent payments, is recognized on a straight-line basis over the lease term. As an incentive to enter into the lease, the landlord paid approximately $1.4 million of the $2.2 million space build-out costs. The unamortized balance of the lease incentive as of January 1, 2019 was reclassified as a reduction to the initial recognition of the right-of-use asset related to this lease. In connection with this lease agreement, the Company paid a security deposit of $281,000, which was recorded as a component of both prepaid expenses and other current assets and other assets in the condensed consolidated balance sheets at December 31, 2019. In October 2020, the Company entered into an amendment to extend the term of the lease to October 31, 2025. In accordance with this amendment, the Company paid a replacement security deposit of $130,977, which is classified as restricted cash at June 30, 2021 and December 31, 2020 and received the initial $281,000 security deposit in return.

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

License Agreement

In 2006, the Company entered into a license agreement with a third party, pursuant to which the third party granted the Company an exclusive, worldwide, sublicenseable license under certain patent rights to make, use, import and commercialize products and processes for diagnostic, industrial and research and development purposes. The Company agreed to pay an annual license fee ranging from $5,000 to $25,000 for the royalty‑bearing license to certain patents. The Company also issued a total of 84,678 shares of common stock pursuant to the agreement in 2006 and 2007, which were recorded at fair value at the date of issuance. The Company is required to pay royalties on net sales of products and processes that are covered by patent rights licensed under the agreement at a percentage ranging between 0.5% - 3.5%, subject to reductions and offsets in certain circumstances, as well as a royalty on net sales of products that the Company sublicenses at 10% of specified gross revenue. Royalties that became due under this agreement for the three and six months ended June 30, 2021 and 2020 were immaterial.

Transition Agreement

          On July 30, 2019, the Company announced that founding CEO John McDonough was named Executive Chairman of the Board until a successor is named at which time Mr. McDonough will become non-executive Chairman of the Board. John Sperzel was named CEO in January 2020. In connection with John McDonough’s transition to Non-Executive Chairman of the Board from CEO, the Company agreed to transition payments and health benefits to be paid over the 15-month period following Mr. Sperzel’s start date. Accrued expenses included amounts related to Mr. McDonough’s transition payments and health benefits of $0.2 million at December 31, 2020. There were no accrued expenses related to Mr. McDonough’s transition payments and health benefits at June 30, 2021.

14. Subsequent Events

In July 2021, the Company’s shareholders approved of an increase in the number of authorized shares of the Company’s common stock from 200,000,000 to 400,000,000.

Additionally, in July 2021, John McDonough resigned as a director of the Company. He was a Class I director and Chairman of the Board. Upon his resignation, the Board appointed John Sperzel, the Company’s CEO, as Chairman of the Board.

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

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward looking statements are subject to numerous risks, including, without limitation, the following:

•	our ability to continue as a going concern;
•	our status as an early commercial-stage company;
•	our expectation to incur losses in the future;
•	the market acceptance of our T2MR technology;
•	our ability to timely and successfully develop and commercialize our existing products and future product candidates;
•	the length and variability of our anticipated sales and adoption cycle;
•	our relatively limited sales history;
•	our ability to gain the support of leading hospitals and key thought leaders and publish the results of our clinical trials in peer-reviewed journals;
•	our ability to successfully manage our growth;
•	our future capital needs and our ability to raise additional funds;
•	the performance of our diagnostics;
•	our ability to compete in the highly competitive diagnostics market;
•	our ability to obtain marketing clearance from the FDA or regulatory clearance for new product candidates in the United States or any other jurisdiction;
•	impacts of and delays caused by future federal government shutdowns;
•	federal, state, and foreign regulatory requirements, including diagnostic product reimbursements and FDA regulation of our products and product candidates;
•	our ability to protect and enforce our intellectual property rights, including our trade secret-protected proprietary rights in T2MR;

•	our ability to recruit, train and retain key personnel;
•	our dependence on third parties;
•	manufacturing and other product risks;
•	the impact of the adoption of new accounting standards;
•	the impact of cybersecurity risks, including ransomware, phishing, and data breaches on our information technology systems;
•	the impact of short sellers and day traders on our share price;
•	the impact of cost-cutting measures;
•	unforeseen interruptions in our supply chain;
•	our ability to maintain compliance with Nasdaq listing requirements;
•	the Tax Cuts and Jobs Act of 2017 (Tax Reform) and the impact of future tax legislation;
•	the impact of the COVID-19 pandemic on our business, results of operations and financial positions;
•	the impact of changes to regulatory requirements, including the adoption of the In Vitro Diagnostics Regulations (IVDR) in the European Union; and
•	the continued market demand for SARS-CoV-2 testing and our ability to convert T2SARS-CoV-2 customers to our other test panels.

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

Business Overview

We are an in vitro diagnostics company and leader in the rapid detection of sepsis-causing pathogens directly in the blood of patients suspected of blood stream infections. We are dedicated to improving patient care and reducing the cost of care by helping clinicians effectively treat patients faster than ever before. We have developed an innovative and proprietary technology platform that offers a rapid, sensitive and simple to use alternative to existing diagnostic methodologies. We are using our T2MR technology to develop a broad set of applications aimed at providing accurate, specific and timely test results enabling medical professionals to make targeted treatment decisions earlier, thereby, lowering mortality rates, improving patient outcomes and reducing the cost of healthcare. T2MR enables rapid detection of pathogens, biomarkers and other abnormalities in a variety of unpurified patient sample types, including whole blood, plasma, serum, saliva, sputum and urine, and can detect cellular targets at limits of detection as low as one colony forming unit per milliliter, or CFU/mL. Our products include the T2Dx Instrument, the T2Candida Panel, the T2Bacteria Panel, the T2Resistance Panel, and the T2SARS-CoV-2 Panel that are all powered by our proprietary T2MR technology. The T2Candida, T2Bacteria and T2Resistance Panels are the only rapid molecular diagnostic tests that are able to directly detect pathogens in patient blood specimens without the need for blood culture.  Our ongoing development efforts target expanded detection of the pathogens associated with sepsis, an area of significant unmet medical need in which existing therapies could be more effective with more sensitive and rapid diagnostics.

On September 22, 2014, we received market clearance from the FDA for our first two products, the T2Dx® Instrument, or the T2Dx, and the T2Candida® Panel, or T2Candida, which have the ability to rapidly identify the five clinically relevant species of Candida, a fungal pathogen known to cause sepsis, directly from whole blood. On May 24, 2018, we received market clearance from the FDA for the T2Bacteria® Panel, or T2Bacteria, which runs on the T2Dx Instrument and has the ability to rapidly identify five of the most common and deadly sepsis-causing bacteria directly from whole blood. We have also developed and sell a research use only Candida auris assay, the T2Cauris™ Panel, for the rapid identification of Candida auris, a species of Candida that is highly drug resistant. We have developed a T2Resistance™ Panel for the early and sensitive detection of resistance markers, which can assist clinicians in selecting effective antibiotic treatment. The T2Resistance Panel received FDA Breakthrough Device designation in February 2019 and was granted a CE Mark in November 2019. An additional diagnostic application in development is the T2Lyme™ Panel, or T2Lyme, which is focused on the detection of the bacteria that cause Lyme disease. Diagnostic applications for resistance markers were developed as part of a collaboration with CARB-X, a public-private partnership with the U.S. Department of Health and Human Services, or HHS, and the Wellcome Trust of London, focused on combatting antibiotic resistant bacteria. On August 2, 2019, the Centers for Medicare & Medicaid Services, or CMS, granted approval for a New Technology Add-on Payment (NTAP) for the T2Bacteria Panel for fiscal year 2020 and in September 2020, CMS extended the approval for 2021. In September 2019, BARDA awarded us a milestone-based contract, with an initial value of $6 million, and a potential value of up to $69 million, for the development of new direct-from-blood diagnostic panels. In September 2020, we completed the initial phase and BARDA exercised the first contract option valued at $10.5 million. On June 30, 2020, we announced the U.S. launch of our COVID-19 molecular diagnostic test, the T2SARS-CoV-2 Panel, after validation of the test meeting the FDA’s requirements for an EUA. In August 2020, the FDA issued EUA for the T2SARS-CoV-2 Panel. The test is designed to detect the presence of the SARS-CoV-2 virus in nasopharyngeal swab samples. The existing reimbursement codes support our products that detect the pathogens that cause sepsis and we anticipate the same for our Lyme disease product candidates. In 2020, CMS authorized Medicare fixed reimbursement to Clinical Laboratory Improvement Amendments, or CLIA, certified laboratories for materials and services to perform COVID testing. The T2SARS-CoV-2 Panel is covered under this reimbursement. The economic savings associated with our T2Bacteria and T2Candida products are realized directly by hospitals. In the United States, we have a commercial team that is primarily targeting acute care hospitals which treat patients at risk for sepsis-related infections. Internationally, we have partnered with distributors that target large hospitals in their respective international markets.

We believe our sepsis products, which include T2Candida, T2Bacteria, and T2Resistance, will redefine the standard of care in detection of sepsis causing pathogens and patient management, lowering healthcare costs by improving both the precision and the speed to detect sepsis-causing pathogens. Currently, high risk patients are typically initially treated with broad spectrum antibiotic drugs that typically cover approximately 60% of patients with infections. Of the remaining 40% of patients, approximately 30% of the patients typically have a bacterial infection and 10% typically have Candida infections. The speed to result of T2Candida and T2Bacteria coupled with their higher sensitivity and specificity as compared to blood culture helps clinicians escalate or confirm therapy for the identified pathogen, and deescalate treatment to reduce the overuse of ineffective, or even unnecessary, antimicrobial therapy, which may reduce side effects for patients, lower hospital costs and potentially counteract the growing resistance to antimicrobial therapy.

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

A meta-analysis of 14 studies published in Expert Review of Medical Devices, a peer-reviewed medical journal, confirmed the utilization of Magnetic Resonance (T2MR®) technology for identification of bloodstream infections (BSIs) provides faster time to detection, faster transition to targeted microbial therapy, faster de-escalation of empirical therapy, and shorter Intensive Care Unit (ICU) and hospital stay, and with comparable mortality rate versus the current blood culture standard.  As identified by the meta-analysis, patients testing positive received targeted antimicrobial therapy 42 hours faster and patients testing negative on T2MR were de-escalated from empirical therapy 7 hours faster as compared to blood culture.  Length of ICU stay and hospital stay were, on average, five days shorter in patients receiving a diagnosis with as compared to blood cultures.

The administration of inappropriate therapy is a driving force behind the spread of antimicrobial-resistant pathogens, which the United States Centers for Disease Control and Prevention, or the CDC, recently called “one of our most serious health threats.” In conjunction with empiric therapy, the addition of the use of our products, T2Bacteria, T2Candida, and T2Resistance, which all run on the T2Dx Instrument, enables clinicians to potentially treat 90% of patients with sepsis pathogen infections with the right targeted therapy within the first twelve hours of development of the symptoms of disease.

We have never been profitable and have incurred net losses in each year since inception. Our accumulated deficit at June 30, 2021 was $446.1 million and we have experienced cash outflows from operating activities over the past years. Substantially all of our net losses resulted from costs incurred in connection with our research and development programs and from selling, general and administrative costs associated with our operations. We have incurred significant commercialization expenses related to product sales, marketing, manufacturing and distribution of our FDA-cleared products, the T2Dx Instrument, T2Candida Panel and T2Bacteria Panel. In addition, we will continue to incur significant costs and expenses as we continue to develop other product candidates, improve existing products and maintain, expand and protect our intellectual property portfolio. We may seek to fund our operations through public equity or private equity or debt financings, as well as other sources. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements if and when needed would have a negative impact on our business, results of operations and financial condition and our ability to develop, commercialize and drive adoption of the T2Dx Instrument, T2Candida, T2Bacteria, T2Resistance, T2SARS-CoV-2 and future T2MR-based diagnostics.

We are subject to a number of risks similar to other early commercial stage life science companies, including, but not limited to commercially launching our products, development and market acceptance of our product candidates, development by our competitors of new technological innovations, protection of proprietary technology, and raising additional capital.

The COVID-19 pandemic has impacted and may continue to impact our operations. We have established protocols for continued manufacturing, distribution and servicing of our products with safe social distancing and personal protective equipment measures and for remote work for employees not essential to on-site operations. To date these measures have been mostly successful but may not continue to function should the pandemic escalate and further impact our personnel. In 2020, our hospital customers restricted our sales team’s access to their facilities and as a result, we had significantly reduced our commercial and general and administrative staffing levels at the beginning of the COVID-19 pandemic to reduce expenses. We have since hired sales and marketing personnel. Although we did not see any material impact to accounts receivable during the period ended June 30, 2021, our exposure may increase if our customers continue to be adversely affected by the COVID-19 pandemic, including as a result of the spread of variants of the virus. Customers may reduce their purchases of products, depending on their needs and cash flow, which could negatively impact revenue. Our customers may cease to comply with the terms of our sales agreements and this may impact our ability to recognize revenue and hinder receivables collections. We have a significant development contract with BARDA and should BARDA reduce, cancel or not grant additional milestone projects, our ability to continue our future product development may be impacted. Our shipping carrier’s ability to deliver our products to customers may be disrupted. We have reviewed our suppliers and quantities of key materials and believe we have sufficient stocks and alternate sources of critical materials should our supply chains become disrupted, although raw materials and plastics for the manufacturing of reagents and consumables are in high demand, and interruptions in supply are difficult to predict. At the onset of the pandemic, we believed that the pandemic’s impact on our sales would affect the recoverability of the value of our T2-owned instruments and components. In early 2020, the COVID-19 pandemic also caused us to reassess our build plan and evaluate our inventories accordingly, which resulted in an additional charge to cost of product revenue for excess inventories.

While the Company believes that its cash, cash equivalents, marketable securities and restricted cash of $53.3 million at June 30, 2021 will be sufficient to fund our current operating plan at least a year from issuance of these financial statements, certain elements of our operating plan cannot be considered probable. Under ASC 205-40, the future receipt of potential funding from our Co-Development partners and other resources cannot be considered probable at this time because none of the plans are entirely within our control. During the year ended December 31, 2020, management implemented a cost improvement strategy which is focused on reducing operating expenses and improving cost of goods sold.

The Term Loan Agreement with CRG Servicing LLC (“CRG”) (Note 6) has certain covenants which require the Company to achieve certain annual revenue targets, whereby the Company is required to pay double the amount of any shortfall as an acceleration of principal payments, and maintain a minimum cash balance of $5.0 million. As of June 30, 2021, the Company achieved the revenue covenant for the twenty-four month period beginning January 1, 2020. While we believe we can continue as a going concern for at least a year from issuance of these financial statements, there can be no assurances that we will continue to be in compliance with the cash covenant in future periods without additional funding.

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

The T2SARS-CoV-2 Panel is designed to detect SARS-CoV-2, the virus that is responsible for COVID-19 infections. The T2SARS-CoV-2 Panel provides sample-to-answer results in less than two hours, utilizing a nasopharyngeal swab sample. Clinical testing on known positive and negative patient samples showed a sensitivity of 95% and specificity of 100%. The T2SARS-CoV-2 Panel runs on our FDA-cleared T2Dx Instrument, and is capable of performing seven tests simultaneously. Continued in silico analysis of available SARS-CoV-2 sequences have demonstrated that the T2SARS-CoV-2 assay is capable of detecting all known variants of the SARS-CoV-2 virus.

Clinical data from Wuhan, China showed that for COVID-19 patients, bacterial and fungal co-infections are a significant burden with 71% of patients treated for potential bacterial infections and 15% treated for potential fungal infections. Given the high incidence of bacterial and fungal secondary/co-infections, we believe the T2 Biosystems technology has the potential to address the diagnostic needs of COVID-19 patients by enabling accurate and timely identification of these secondary/ co- infections associated with SARS-CoV-2 infection and detecting the virus directly. Taken together, these capabilities have the potential to enable clinicians to diagnose and target therapy for patients with bacterial or fungal secondary and co-infections associated with COVID-19 infections.

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

We believe the COVID-19 pandemic hindered our U.S. and international sales growth. Our customers may cease to comply with the terms of our sales agreements and this may impact our ability to recognize revenue and hinder receivables collections. We have a significant development contract with BARDA and should BARDA reduce, cancel or not grant additional milestone projects, our ability to continue our future product development may be impacted.

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

Customer service personnel provide customer product support as well as field installation, training and T2Dx system maintenance. Time spent in the field servicing customers with service maintenance contracts and for installation and training is considered services and included in cost of goods sold. Time spent providing customer support is now considered a commercial support activity and is included in selling, general and administrative expenses. Previously, customer support was considered a development phase activity and was included in research and development expense. Prior periods have been reclassified to conform to the current period presentation. The reclassification increased selling, general and administrative expenses by $0.2 million and decreased research and development expenses by $0.2 million for the three months ended June 30, 2020. The reclassification increased selling, general and administrative expenses by $0.4 million and decreased research and development expenses by $0.4 million for the six months ended June 30, 2020. The reclassification had no impact on total costs and expenses, loss from operations, net loss or net loss per share.

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

As noted under research and development expenses, the reclassification of customer support increased selling, general and administrative expenses by $0.2 million and decreased research and development expenses by $0.2 million for the three months ended June 30, 2020 and increased selling, general and administrative expenses by $0.4 million and decreased research and development expenses by $0.4 million for the six months ended June 30, 2020.

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

Results of Operations for the Three Months Ended June 30, 2021 and 2020

	Three Months Ended June 30,
	2021	2020	Change
	(in thousands)
Revenue:
Product revenue	$3,678	$1,041	$2,637
Research revenue	—	11	(11)
Contribution revenue	3,016	1,500	1,516
Total revenue	6,694	2,552	4,142
Costs and expenses:
Cost of product revenue	4,831	2,300	2,531
Research and development	5,399	3,786	1,613
Selling, general and administrative	7,244	5,305	1,939
Total costs and expenses	17,474	11,391	6,083
Loss from operations	(10,780)	(8,839)	(1,941)
Other income (expense):
Interest income	6	1	5
Interest expense	(1,700)	(1,844)	144
Other income, net	(1)	(3)	2
Total other expense	(1,695)	(1,846)	151
Net loss	$(12,475)	$(10,685)	$(1,790)

Product revenue

Product revenue was $3.7 million for the three months ended June 30, 2021 compared to $1.1 million for the three months ended June 30, 2020, an increase of $2.6 million, which was driven by higher consumables sales of $2.4 million primarily from our T2SARS-CoV-2 Panel which we started selling in the third quarter of 2020, as well as higher sales from our T2Bacteria and T2Candida Panels. We also had higher other revenue of $0.2 million mostly attributable to service and freight.

Research revenue

Research revenue was immaterial for the three months ended June 30, 2021 and June 30, 2020.

Contribution revenue

Contribution revenue relates to our BARDA agreement and was $3.0 million for the three months ended June 30, 2021, compared to $1.5 million for the three months ended June 30, 2020. The increase of $1.5 million was primarily due to increased contract activity.

Cost of product revenue

Cost of product revenue was $4.8 million for the three months ended June 30, 2021, compared to $2.3 million for the three months ended June 30, 2020, an increase of $2.5 million. The increase in cost was driven by $1.2 million from higher consumable sales primarily from T2SARS-CoV-2, $0.6 million of higher service and repair costs, $0.6 million of increased costs due to the effect of the change in build plan partially offset by manufacturing efficiencies, $0.1 million of higher shipping related expenses and $0.1 million of royalties, partially offset by $0.1 million of decreased quality control testing.

Research and development expenses

Research and development expenses were $5.4 million for the three months ended June 30, 2021, compared to $3.8 million for the three months ended June 30, 2020, an increase of $1.6 million. The increase was driven by $0.5 million of higher payroll related expenses due to increased headcount, $0.3 million of increased BARDA consulting expenses, $0.3 million of increased IT support, increased lab and facility expenses of $0.2 million primarily for our BARDA agreement, partially offset by a decrease in T2SARS-CoV-2 expenses, $0.2 million higher of materials cost, and $0.1 million of increased clinical related expenses for assay development.

Selling, general and administrative expenses

Selling, general and administrative expenses were $7.2 million for the three months ended June 30, 2021, compared to $5.3 million for the three months ended June 30, 2020, an increase of $1.9 million. The increase was driven by an increase in payroll related expenses of $1.6 million and an increase in stock based compensation expenses of $0.7 million due to increased headcount, $0.1 million of increased travel due to less domestic COVID-19 travel restrictions, $0.2 million of increased IT support, $0.1 million of increased marketing research. These increases are partially offset by a $0.5 million impairment charge of a vacated operating lease that was recorded in 2020 and $0.3 million of lower consulting expenses primarily driven by less temporary help related to final cyber-recovery efforts in early 2020 and less work incurred for Section 404 of the Sarbanes-Oxley Act and a Board members search.

Interest income

Interest income was immaterial for the three months ended June 30, 2021 and 2020.

Interest expense

Interest expense, was $1.7 million for the three months ended June 30, 2021, compared to $1.8 million for the three months ended June 30, 2020. Interest expense decreased by $0.1 million primarily due to the change in fair value of the derivative associated with the CRG Term Loan Agreement.

Other income, net

Other income, net, was immaterial for the three months ended June 30, 2021 and 2020.

Results of Operations for the Six Months Ended June 30, 2021 and 2020

	Six Months Ended June 30,
	2021	2020	Change
	(in thousands)
Revenue:
Product revenue	$8,328	$2,086	$6,242
Research revenue	—	11	(11)
Contribution revenue	5,322	3,000	2,322
Total revenue	13,650	5,097	8,553
Costs and expenses:
Cost of product revenue	10,621	6,971	3,650
Research and development	10,064	8,566	1,498
Selling, general and administrative	13,447	11,960	1,487
Total costs and expenses	34,132	27,497	6,635
Loss from operations	(20,482)	(22,400)	1,918
Other income (expense):
Interest income	12	1	11
Interest expense	(2,713)	(3,261)	548
Other income, net	48	26	22
Total other expense	(2,653)	(3,234)	581
Net loss	$(23,135)	$(25,634)	$2,499

Product revenue

Product revenue was $8.3 million for the six months ended June 30, 2021 compared to $2.1 million for the six months ended June 30, 2020, an increase of $6.2 million. The increase was driven primarily by higher consumables revenue of $5.8 million primarily from our T2SARS-CoV-2 Panel which we started selling in the third quarter of 2020, as well as higher sales from our T2Bacteria and T2Candida Panels, higher other revenue of $0.2 million mostly attributable to service and freight, and higher T2Dx instrument sales of $0.1 million.

Research revenue

Research revenue was immaterial for the six months ended June 30, 2021 and June 30, 2020.

Contribution revenue

Contribution revenue relates to our BARDA agreement and was $5.3 million for the six months ended June 30, 2021 compared to $3.0 million for the six months ended June 30, 2020. The increase of $2.3 million is primarily due to increased contract activity.

Cost of product revenue

Cost of product revenue was $10.6 million for the six months ended June 30, 2021, compared to $7.0 million for the six months ended June 30, 2020, an increase of $3.6 million. The increase in cost was driven by $2.7 million from higher consumable sales primarily from T2SARS-CoV-2, $0.7 million of increased costs due to the effect of the change in build plan partially offset by manufacturing efficiencies, $0.3 million of higher service and repair costs, $0.2 million of royalties, $0.2 million from higher instrument sales, $0.1 million of increased quality control testing and $0.1 million of higher shipping related expenses. These increases are partially offset by the $0.6 million COVID-19 related impairment charge of our T2-owned instruments and components recorded in early 2020, and $0.1 million of lower T2-owned instrument depreciation primarily as a result of a lower carrying value of T2-owned instruments subsequent to the impairment charge in the first quarter of 2020.

Research and development expenses

Research and development expenses were $10.1 million for the six months ended June 30, 2021, compared to $8.6 million for the six months ended June 30, 2020, an increase of $1.5 million. The increase was driven by increased lab and facility expenses of $0.6 million primarily related to our BARDA agreement, partially offset by a decrease in T2SARS-CoV-2 expenses, $0.5 million of increased IT support, $0.3 million of higher payroll related expenses due to increased headcount and $0.2 million of increased consulting expenses primarily related to our BARDA agreement. These increases are partially offset by decreased clinical related expenses for assay development of $0.1 million.

Selling, general and administrative expenses

Selling, general and administrative expenses were $13.4 million for the six months ended June 30, 2021, compared to $11.9 million for the six months ended June 30, 2020, an increase of $1.5 million. The increase was driven by a higher payroll related expenses of $1.8 million and higher stock based compensation expenses of $1.0 million due to increased headcount, $0.4 million of increased IT support, and $0.1 million of increased marketing research. These increases were partially offset by $0.8 million of lower consulting expenses primarily driven by less temporary help related to final cyber-recovery efforts in early 2020 and less work incurred for Section 404 of the Sarbanes-Oxley Act and a Board members search, a decrease of $0.5 million related to an impairment charge of a vacated operating lease that was recorded in 2020, $0.4 million of less legal expenses related to financings and the CEO transition and $0.1 million of less travel expenses.

Interest income

Interest income was immaterial for the six months ended June 30, 2021 and 2020.

Interest expense

Interest expense was $2.7 million for the six months ended June 30, 2021, compared to $3.3 million for the six months ended June 30, 2020. Interest expense decreased by $0.6 million primarily due to the change in fair value of the derivative associated with the CRG Term Loan Agreement.

Other income, net

Other income, net, was immaterial for the six months ended June 30, 2021 and 2020.

Liquidity and Capital Resources

We have incurred losses and cumulative negative cash flows from operations since our inception, and as of June 30, 2021 and December 31, 2020 we had an accumulated deficit of $446.1 million and $423.0 million, respectively. Having obtained clearance from the FDA and a CE mark in Europe to market the T2Dx Instrument, T2Candida Panel, and T2Bacteria Panel, we have incurred significant commercialization expenses related to product sales, marketing, manufacturing and distribution. We may seek to continue to fund our operations through public equity or private equity or debt financings, as well as other sources. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements if and when needed would have a negative impact on our business, results of operations and financial condition and our ability to develop and commercialize T2Dx, T2Candida, T2Bacteria, T2SARS-CoV-2 and other product candidates.

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

In July 2021, our shareholders approved of an increase in the number of authorized shares of our common stock from 200,000,000 to 400,000,000.

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

On March 31, 2021, we entered into another Sales Agreement with Canaccord (“New Sales Agreement”), as agent, pursuant to which we may offer and sell shares of common stock, for aggregate gross sale proceeds of up to $75.0 million from time to time from the effective date of the respective registration statement through Canaccord. As of June 30, 2021, we had sold 16,809,424 shares of common stock for net proceeds of $20.0 million.

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

Plan of operations and future funding requirements

As of June 30, 2021 and December 31, 2020 we had unrestricted cash and cash equivalents of approximately $32.7 million and $16.8 million respectively. Currently, the majority of our cash and cash equivalents, along with our marketable securities of $20.1 million, are held in U.S. treasury securities. Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, costs related to our products, clinical trials, laboratory and related supplies, supplies and materials used in manufacturing, legal and other regulatory expenses and general overhead costs.

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

The COVID-19 pandemic has impacted and may continue to impact our operations. We have established protocols for continued manufacturing, distribution and servicing of our products with safe social distancing and personal protective equipment measures and for remote work for employees not essential to on-site operations. To date these measures have been mostly successful but may not continue to function should the pandemic escalate and further impact our personnel. In 2020, our hospital customers restricted our sales team’s access to their facilities and as a result, we had significantly reduced our commercial and general and administrative staffing levels at the beginning of the COVID-19 pandemic to reduce expenses. We have since hired sales and marketing personnel. Although we did not see any material impact to accounts receivable during the period ended June 30, 2021, our exposure may increase if our customers continue to be adversely affected by the COVID-19 pandemic, including as a result of the spread of variants of the virus. Customers may reduce their purchases of products, depending on their needs and cash flow, which could negatively impact revenue. Our customers may cease to comply with the terms of our sales agreements and this may impact our ability to recognize revenue and hinder receivables collections. We have a significant development contract with BARDA and should BARDA reduce, cancel or not grant additional milestone projects, our ability to continue our future product development may be impacted. Our shipping carrier’s ability to deliver our products to customers may be disrupted. We have reviewed our suppliers and quantities of key materials and believe we have sufficient stocks and alternate sources of critical materials should our supply chains become disrupted, although raw materials and plastics for the manufacturing of reagents and consumables are in high demand, and interruptions in supply are difficult to predict. At the onset of the pandemic, we believed that the pandemic’s impact on our sales would affect the recoverability of the value of our T2-owned instruments and components. In early 2020, the COVID-19 pandemic also caused us to reassess our build plan and evaluate our inventories accordingly, which resulted in an additional charge to cost of product revenue for excess inventories.

Going Concern

While the Company believes that its cash, cash equivalents, marketable securities and restricted cash of $53.3 million at June 30, 2021 will be sufficient to fund our current operating plan at least a year from issuance of these financial statements, certain elements of our operating plan cannot be considered probable. Under ASC 205-40, the future receipt of potential funding from our Co-Development partners and other resources cannot be considered probable at this time because none of the plans are entirely within our control. During the year ended December 31, 2020, management implemented a cost improvement strategy which is focused on reducing operating expenses and improving cost of goods sold.

The Term Loan Agreement with CRG Servicing LLC (“CRG”) (Note 6) has certain covenants which require the Company to achieve certain annual revenue targets, whereby the Company is required to pay double the amount of any shortfall as an acceleration of principal payments, and maintain a minimum cash balance of $5.0 million. As of June 30, 2021, the Company achieved the revenue covenant for the twenty-four month period beginning January 1, 2020. While we believe we can continue as a going concern for at least a year from issuance of these financial statements, there can be no assurances that we will continue to be in compliance with the cash covenant in future periods without additional funding.

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

Cash flows

The following is a summary of cash flows for each of the periods set forth below:

	Six Months Ended June 30,
	2021	2020
	(in thousands)
Net cash provided by (used in):
Operating activities	$(19,305)	$(28,231)
Investing activities	14,948	(9,370)
Financing activities	20,272	53,097
Net increase in cash, cash equivalents and restricted cash	$15,915	$15,496

Net cash used in operating activities

Net cash used in operating activities was approximately $19.3 million for the six months ended June 30, 2021, and consisted of a net loss of $23.1 million adjusted for non-cash items including stock-based compensation expense of $3.2 million, non-cash interest expense of $1.8 million, non-cash lease expense of $0.7 million, depreciation and amortization expense of $0.7 million, a change in fair value of the derivative of $1.0 million, and a net change in operating assets and liabilities of $1.6 million. The net change in operating assets and liabilities was primarily driven by an increase of $1.8 million in inventory to support the 2021 build plan, a decrease in operating lease liabilities of $1.5 million, a decrease in accrued expenses of $0.6 million primarily from bonus, payments related to the Transition Agreement and accrued interest and a decrease of $0.1 million in deferred revenue due to timing of service agreements, partially offset by a decrease in accounts receivable of $1.1 million primarily due to the timing and volume of instrument and consumable sales shipped near quarter end partially offset by an increase in accounts receivable for our BARDA agreement and an increase in accounts payable of $0.8 million due to timing of payments.

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

Net cash provided by (used in) investing activities

Net cash provided by investing activities was approximately $14.9 million for the six months ended June 30, 2021, and primarily consisted of proceeds from maturities of marketable securities of $15.2 million, partially offset by equipment purchases of $0.3 million.

Net cash used in investing activities was approximately $9.4 million for the six months ended June 30, 2020, and primarily consisted of purchases of marketable securities of $9.3 million and equipment purchases of $0.1 million.

Net cash provided by financing activities

Net cash provided by financing activities was approximately $20.3 million for the six months ended June 30, 2021, and consisted primarily of proceeds from sales of our common stock under the Sales Agreement, net of issuance costs, of $20.0 million, and of proceeds from issuance of shares under our 2014 Employee Stock Purchase Plan and stock option exercises of $0.3 million.

Net cash provided by financing activities was approximately $53.1 million for the six months ended June 30, 2020, and consisted of primarily of proceeds from sales of our common stock under the Sales Agreement, net of issuance costs, of $52.9 million and proceeds from issuance of shares under our 2014 Employee Stock Purchase Plan and stock option exercises of $0.2 million.

Borrowing Arrangements

Term Loan Agreement

In December 2016, we entered into a Term Loan Agreement with CRG. We borrowed $40.0 million pursuant to the Term Loan Agreement, which has a six-year term with three years (through December 30, 2019) of interest-only payments, which period was extended to four years (through December 30, 2020) upon achieving the Approval Milestone, after which quarterly principal and interest payments would be due through the December 30, 2022 maturity date. Interest on the amounts borrowed under the Term Loan Agreement accrues at an annual fixed rate of (a) prior to the Approval Milestone, 12.50%, 4.0% of which may be deferred during the interest-only period by adding such amount to the aggregate principal loan amount and (b) following the Approval Milestone, 11.50%, 3.5% of which may be deferred during the interest-only period by adding such amount to the aggregate principal loan amount. In addition, if we achieve certain financial performance metrics, the loan will convert to interest-only until the December 30, 2022 maturity, at which time all unpaid principal and accrued unpaid interest will be due and payable. We are required to pay CRG a financing fee based on the loan principal amount drawn. We are also required to pay a final payment fee of 8%, subsequently amended to 10%, of the principal outstanding upon repayment. We are accruing the final payment fee as interest expense and it is included as a non-current liability at June 30, 2021 and December 31, 2020 on the balance sheet.

The Term Loan Agreement with CRG is classified as a non-current liability at June 30, 2021 and December 31, 2020 as we have sufficient cash, cash equivalents and marketable securities as of the date of this filing that the minimum liquidity covenant would not be triggered at December 31 2021. We have assessed the classification of the note payable as non-current based on facts and circumstances as of the date of this filing, specifically as it relates to achieving the minimum liquidity and revenue covenants. As of June 30, 2021, we achieved the twenty-four month revenue covenant for the period beginning January 1, 2020. Management continues to reassess at each balance sheet and filing date based on facts and circumstances and can provide no assurances regarding the probability of meeting its minimum liquidity covenant in future periods.

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

In January 2021, the Term Loan Agreement was amended to extend the interest-only payment period through December 30, 2022, to extend the initial principal repayment to December 30, 2022, and to significantly reduce the revenue covenant for the 24-month period beginning on January 1, 2020. We did not pay or provide any consideration in exchange for this amendment. We accounted for the January 2021 amendment as a modification to the Term Loan Agreement.

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

The fair value of the derivative at December 31, 2020 is $1.0 million and is classified as a non-current liability on the balance sheet at December 31, 2020 to match the classification of the related Term Loan Agreement. As of June 30, 2021, we achieved the revenue covenant for the twenty-four month period beginning January 1, 2020 and have no derivative liability.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

          Management of the Company, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of June 30, 2021. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.

         Based on the evaluation of our disclosure controls and procedures as of June 30, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective.

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

3.2

Certificate of Amendment of Restated Certificate of Incorporation of the Company dated July 23, 2021 (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K (File No. 001-36751) filed on July 23, 2021)

3.3	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K (File No. 001-36571) filed on August 12, 2014)

10.1	T2 Biosystems, Inc. 2014 Incentive Award Plan, as amended and restated (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (File No. 001-36571) filed on June 28, 2021)

31.1*	Certification of principal executive officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of principal financial officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*	Filed herewith
**	Furnished herewith
#	Indicates management contract or compensatory plan
†	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 406 under the Securities Act of 1933, or the Securities Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

T2 BIOSYSTEMS, INC.

Date: August 9, 2021	By:	/s/ JOHN SPERZEL
John Sperzel
President, Chief Executive Officer and Chairman of the Board
(principal executive officer)

Date: August 9, 2021	By:	/s/ JOHN M. SPRAGUE
John M. Sprague
Chief Financial Officer
(principal financial and accounting officer)