Form 10-Q
period 2021-09-30
T2 Biosystems, Inc.
filed 2021-11-04
CIK 1492674

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of October 29, 2021, the registrant had 165,967,924 shares of common stock outstanding.

T2 BIOSYSTEMS, INC.

i

PART I.

FINANCIAL INFORMATION

Item 1. Financial Statements

T2 BIOSYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$22,047	$16,793
Marketable securities	20,042	25,396
Accounts receivable	4,222	5,099
Inventories	4,822	3,636
Prepaid expenses and other current assets	3,327	2,660
Total current assets	54,460	53,584
Property and equipment, net	3,813	3,771
Operating lease right-of-use assets	10,052	11,034
Restricted cash	1,551	551
Marketable securities	—	10,002
Other assets	161	136
Total assets	$70,037	$79,078
Liabilities and stockholders’ (deficit) equity
Current liabilities:
Accounts payable	$2,616	$2,058
Accrued expenses and other current liabilities	8,169	7,512
Deferred revenue	613	230
Total current liabilities	11,398	9,800
Notes payable	47,132	45,235
Operating lease liabilities, net of current portion	9,665	10,533
Deferred revenue, net of current portion	50	424
Derivative liability	—	1,010
Other liabilities	4,255	3,350
Commitments and contingencies (see Note 13)
Stockholders’ (deficit) equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding at September 30, 2021 and December 31, 2020	—	—
Common stock, $0.001 par value; 400,000,000 shares authorized; 165,967,924 and 148,078,974 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	166	148
Additional paid-in capital	457,439	431,544
Accumulated other comprehensive income	4	9
Accumulated deficit	(460,072)	(422,975)
Total stockholders’ (deficit) equity	(2,463)	8,726
Total liabilities and stockholders’ (deficit) equity	$70,037	$79,078

See accompanying notes to condensed consolidated financial statements.

T2 BIOSYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue:
Product revenue	$4,306	$3,757	$12,634	$5,843
Research revenue	—	—	—	11
Contribution revenue	3,122	1,488	8,444	4,488
Total revenue	7,428	5,245	21,078	10,342
Costs and expenses:
Cost of product revenue	4,720	6,833	15,341	13,804
Research and development	6,384	3,782	16,448	12,348
Selling, general and administrative	8,536	5,266	21,983	17,226
Total costs and expenses	19,640	15,881	53,772	43,378
Loss from operations	(12,212)	(10,636)	(32,694)	(33,036)
Other income (expense):
Interest income	6	1	18	2
Interest expense	(1,919)	(647)	(4,632)	(3,908)
Other income, net	163	27	211	53
Total other expense	(1,750)	(619)	(4,403)	(3,853)
Net loss	$(13,962)	$(11,255)	$(37,097)	$(36,889)
Net loss per share — basic and diluted	$(0.08)	$(0.08)	$(0.24)	$(0.33)
Weighted-average number of common shares used in computing net loss per share — basic and diluted	165,882,334	147,793,891	156,397,584	112,371,006

Other comprehensive loss:
Net loss	$(13,962)	$(11,255)	$(37,097)	$(36,889)
Net unrealized gain (loss) on marketable securities arising during the period	—	(35)	9	(35)
Less: net realized gain on marketable securities included in net loss	—	(1)	(14)	(1)
Total other comprehensive loss, net of taxes	—	(36)	(5)	(36)
Comprehensive loss	$(13,962)	$(11,291)	$(37,102)	$(36,925)

See accompanying notes to condensed consolidated financial statements.

T2 BIOSYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

(In thousands, except share data)

(Unaudited)

	Common		Additional		Accumulated Other	Total
	Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	(Deficit) Equity
Balance at December 31, 2019	50,651,535	$51	$342,121	$(376,177)	$—	$(34,005)
Stock-based compensation expense	—	—	1,160	—	—	1,160
Issuance of common stock from vesting of restricted stock	370,417	—	—	—	—	—
Issuance of common stock from secondary public offerings, net	68,150,678	68	40,029	—	—	40,097
Net loss	—	—	—	(14,949)	—	(14,949)
Balance at March 31, 2020	119,172,630	$119	$383,310	$(391,126)	$—	$(7,697)
Stock-based compensation expense	—	—	994	—	—	994
Issuance of common stock from vesting of restricted stock, exercise of stock options and employee stock purchase plan	407,183	—	180	—	—	180
Issuance of common stock from secondary public offering, net	8,881,466	9	12,811	—	—	12,820
Net loss	—	—	—	(10,685)	—	(10,685)
Balance at June 30, 2020	128,461,279	$128	$397,295	$(401,811)	$—	$(4,388)
Stock-based compensation expense	—	—	855	—	—	855
Issuance of common stock from exercise of stock options	5,083	—	4	—	—	4
Issuance of common stock from secondary offering, net	19,488,023	19	32,375	—	—	32,394
Other comprehensive loss	—	—	—	—	(36)	(36)
Net loss				(11,255)		(11,255)
Balance at September 30, 2020	147,954,385	$147	$430,529	$(413,066)	$(36)	$17,574

	Common		Additional		Accumulated Other	Total
	Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	(Deficit) Equity
Balance at December 31, 2020	148,078,974	$148	$431,544	$(422,975)	$9	$8,726
Stock-based compensation expense	—	—	1,308	—	—	1,308
Issuance of common stock from vesting of restricted stock and exercise of stock options	412,699	—	53	—	—	53
Other comprehensive income	—	—	—	—	7	7
Net loss	—	—	—	(10,660)	—	(10,660)
Balance at March 31, 2021	148,491,673	$148	$432,905	$(433,635)	$16	$(566)
Stock-based compensation expense	—	—	1,843	—	—	1,843
Issuance of common stock from vesting of restricted stock, exercise of stock options and employee stock purchase plan	462,679	—	251	—	—	251
Issuance of common stock from secondary offering, net	16,809,424	17	19,951	—	—	19,968
Other comprehensive loss	—	—	—	—	(12)	(12)
Net loss	—	—	—	(12,475)	—	(12,475)
Balance at June 30, 2021	165,763,776	$165	$454,950	$(446,110)	$4	$9,009
Stock-based compensation expense	—	—	2,466	—	—	2,466
Issuance of common stock from vesting of restricted stock and exercise of stock options	204,148	1	23	—	—	24
Other comprehensive loss	—	—	—	—	—	—
Net loss	—	—	—	(13,962)	—	(13,962)
Balance at September 30, 2021	165,967,924	$166	$457,439	$(460,072)	$4	$(2,463)

See accompanying notes to condensed consolidated financial statements.

T2 BIOSYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities
Net loss	$(37,097)	$(36,889)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,000	1,323
Amortization of bond premium	114	—
Amortization of operating lease right-of-use assets	982	1,149
Stock-based compensation expense	5,617	3,009
Change in fair value of derivative instrument	(1,010)	(1,190)
Gain on sales of marketable securities	(14)	—
Gain on disposal of property and equipment	—	(2)
Impairment of operating lease asset	—	523
Impairment of property and equipment	—	636
Non-cash interest expense	2,803	2,345
Changes in operating assets and liabilities:
Accounts receivable	877	(1,035)
Prepaid expenses and other assets	(692)	(1,458)
Inventories	(1,915)	723
Accounts payable	523	(1,281)
Accrued expenses and other liabilities	619	(1,099)
Deferred revenue	9	259
Operating lease liabilities	(848)	(1,478)
Net cash used in operating activities	(29,032)	(34,465)
Cash flows from investing activities
Purchases of marketable securities	—	(50,462)
Proceeds from maturities of marketable securities	15,251	8,250
Proceeds from sale of property and equipment	—	4
Purchases and manufacture of property and equipment	(261)	(425)
Net cash provided by (used in) investing activities	14,990	(42,633)
Cash flows from financing activities
Proceeds from issuance of shares from employee stock purchase plan and stock option exercises	328	184
Proceeds from issuance of common stock in public offerings, net of offering costs	19,968	85,311
Net cash provided by financing activities	20,296	85,495
Net increase in cash, cash equivalents and restricted cash	6,254	8,397
Cash, cash equivalents and restricted cash at beginning of period	17,344	11,213
Cash, cash equivalents and restricted cash at end of period	$23,598	$19,610
Supplemental disclosures of cash flow information
Cash paid for interest	$2,815	$1,820
Supplemental disclosures of noncash activities
Transfer of T2 owned instruments and components (from) to inventory	$(729)	$693
Purchases of property and equipment included in accounts payable and accrued expenses	$80	$61

	September 30, 2021	September 30, 2020
Reconciliation of cash, cash equivalents and restricted cash at end of period
Cash and cash equivalents	$22,047	$19,059
Restricted cash	1,551	551
Total cash, cash equivalents and restricted cash	$23,598	$19,610

See accompanying notes to condensed consolidated financial statements.

T2 BIOSYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Nature of Business

T2 Biosystems, Inc. and its subsidiary (the “Company,” “we,” or “T2”) have operations based in Lexington, Massachusetts. T2 Biosystems, Inc. was incorporated on April 27, 2006 as a Delaware corporation. The Company is an in vitro diagnostics company that has developed an innovative and proprietary technology platform that offers a rapid, sensitive and simple alternative to existing diagnostic methodologies. The Company is using its T2 Magnetic Resonance technology (“T2MR”) to develop a broad set of applications aimed at lowering mortality rates, improving patient outcomes and reducing the cost of healthcare by helping medical professionals make targeted treatment decisions earlier. T2MR enables rapid detection of pathogens, biomarkers and other abnormalities in a variety of unpurified patient sample types, including whole blood, plasma, serum, saliva, sputum, cerebral spinal fluid and urine, and can detect cellular targets at limits of detection as low as one colony forming unit per milliliter (“CFU/mL”). The Company’s initial development efforts target the detection of pathogens that cause sepsis, which is an area of significant unmet medical need in which existing therapies could be more effective with improved diagnostics. On September 22, 2014, the Company received market clearance from the U.S. Food and Drug Administration (“FDA”) for its first two products, the T2Dx® Instrument (the “T2Dx”) and T2Candida® Panel (“T2Candida”). On May 24, 2018, the Company received market clearance from the FDA for its T2Bacteria® Panel (“T2Bacteria”). On February 6, 2019, the FDA granted the Company’s T2ResistanceTM Panel (“T2Resistance”) designation as a Breakthrough Device. On August 2, 2019, the Center for Medicare & Medicaid Services (CMS) granted approval for a New Technology Add-on Payment (NTAP) for the T2Bacteria Panel for fiscal year 2020 and CMS has subsequently extended the approval for fiscal years 2021 and 2022. On November 20, 2019, the Company’s T2Resistance Panel was granted a CE-Mark. On June 30, 2020, the Company announced the U.S. launch of its COVID-19 molecular diagnostic test, the T2SARS-CoV-2 Panel, after validation of the test meeting the FDA’s requirements for an Emergency Use Authorization (EUA). In August 2020, the FDA issued EUA for the Company’s T2SARS-CoV-2 Panel. The test is designed to detect the presence of the SARS-CoV-2 virus in a nasopharyngeal swab sample.

Liquidity and Going Concern

At September 30, 2021, the Company had cash, cash equivalents, marketable securities and restricted cash of $43.6 million, an accumulated deficit of $460.1 million, stockholders’ deficit of $2.5 million, and has experienced cash outflows from operating activities over the past years. The future success of the Company is dependent on its ability to successfully commercialize its products, obtain regulatory clearance for and successfully launch its future product candidates, obtain additional capital and ultimately attain profitable operations. Historically, the Company has funded its operations primarily through its August 2014 initial public offering, its December 2015 public offering, its September 2016 private investment in public equity (“PIPE”) financing, its September 2017 public offering, its June 2018 public offering, its July 2019 establishment of an Equity Distribution Agreement and Equity Purchase Agreement (Note 7), its March 2021 establishment of an Equity Distribution Agreement (Note 7), private placements of redeemable convertible preferred stock and through debt financing arrangements.

The Company is subject to a number of risks similar to other early commercial stage life science companies, including, but not limited to commercially launching the Company’s products, development and market acceptance of the Company’s product candidates, development by its competitors of new technological innovations, protection of proprietary technology, and raising additional capital.

The COVID-19 pandemic has impacted and may continue to impact operations. The Company has established protocols for continued manufacturing, distribution and servicing of its products with safe social distancing and personal protective equipment measures and for remote work for certain employees not essential to on-site operations. To date these measures have been mostly successful but may not continue to function should the pandemic escalate and impact personnel. In 2020, the Company’s hospital customers restricted the sales team’s access to their facilities and as a result, the Company had significantly reduced sales and general and administrative staffing levels at the beginning of the COVID-19 pandemic to reduce expenses. The Company has since hired sales, marketing and medical and clinical affairs personnel. Although the Company did not see any material impact to accounts receivable during the period ended September 30, 2021, the Company’s exposure may increase if its customers continue to be adversely affected by the COVID-19 pandemic, including as a result of the spread of variants of the virus. Customers may reduce their purchases of products, depending on their needs and cash flow, which could negatively impact revenue. The Company has a significant development contract with BARDA and should BARDA reduce, cancel or not grant additional milestone projects, the Company’s ability to continue its future product development may be impacted. The ability of the Company’s shipping carriers to deliver products to customers may be disrupted. The Company has reviewed its suppliers and quantities of key materials and believes that it has sufficient stocks and alternate sources of critical materials including personal protective equipment should the supply chains become disrupted, although raw materials and plastics for the manufacturing of reagents and consumables are in high demand, and interruptions in supply are difficult to predict. As further described in Note 5, at the onset of the pandemic, the Company believed the pandemic’s impact on its sales would affect the recoverability of the value of T2-owned instruments and components. In early 2020, the COVID-19 pandemic also caused the Company to reassess its build plan and evaluate its inventories accordingly, which resulted in an additional charge to cost of product revenue for excess inventories.

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

While the Company believes that its cash, cash equivalents, marketable securities and restricted cash of $43.6 million at September 30, 2021 will be sufficient to fund its current operating plan at least one year from issuance of these financial statements, certain elements of our operating plan cannot be considered probable. Under ASC 205-40, the future receipt of potential funding from Co-Development partners and other resources cannot be considered probable at this time because none of the plans are entirely within the Company’s control.

The Term Loan Agreement with CRG Servicing LLC (“CRG”) (Note 6) has certain covenants which require the Company to achieve certain annual revenue targets, whereby the Company is required to pay double the amount of any shortfall as an acceleration of principal payments, and maintain a minimum cash balance of $5.0 million. In June 2021, the Company achieved the revenue target for the twenty-four month period ended December 31, 2021. While management believes the Company can continue as a going concern for at least one year from issuance of these financial statements, there can be no assurances that it will continue to be in compliance with the cash covenant in future periods without additional funding. The Company intends to continue to evaluate options to refinance the Term Loan Agreement, which becomes due on December 30, 2022. There can be no assurances that the Company will be able to refinance on terms favorable or at all. The amounts involved in any such transactions, individually or in the aggregate, may be material.

The Company’s stock has been trading under $1.00. Should the Company’s stock continue to trade under $1.00 through November 8, 2021, the Company is at risk of receiving a letter from The Nasdaq Stock Market LLC (“Nasdaq”), as that would be the thirtieth consecutive business day on which the Company’s common stock will have closed below the minimum $1.00 per share requirement for continued listing on the Nasdaq Global Market under Nasdaq Listing Rule 5450(a)(1). Under Nasdaq rules, the Company has 180 days to regain compliance by increasing the stock price to over $1.00. Remediation plans could include requesting a reverse stock split of shareholders.

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

Reclassification

Customer service personnel provide customer product support as well as field installation, training and T2Dx system maintenance. Time spent in the field servicing customers with service maintenance contracts and for installation and training is considered services and included in cost of goods sold. Time spent providing customer support is now considered a commercial support activity and is included in selling, general and administrative expenses. Previously, customer support was considered a development phase activity and was included in research and development expense. Prior periods have been reclassified to conform to the current period presentation. The reclassification increased selling, general and administrative expenses by $0.2 million and decreased research and development expenses by $0.2 million for the three months ended September 30, 2020. The reclassification increased selling, general and administrative expenses by $0.5 million and decreased research and development expenses by $0.5 million for the nine months ended September 30, 2020. The reclassification had no impact on total costs and expenses, loss from operations, net loss or net loss per share.

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

The accompanying interim condensed consolidated balance sheet as of September 30, 2021, the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2021 and 2020, the condensed consolidated statements of stockholders’ (deficit) equity for the three and nine months ended September 30, 2021 and 2020, the condensed consolidated statements of cash flows for the nine months ended September 30, 2021 and 2020 and the related financial data and other information disclosed in these notes are unaudited. The unaudited interim financial statements have been prepared on the same basis as the audited annual financial statements, and, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of September 30, 2021, and the results of its operations for the three and nine months ended September 30, 2021 and 2020 and its cash flows for the nine months ended September 30, 2021 and 2020. The results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021, any other interim periods, or any future year or period.

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

Geographic Information

The Company sells its products domestically and internationally. Total international sales were approximately $0.6 million or 9% of total revenue and $0.6 million or 12% of total revenue for the three months ended September 30, 2021 and 2020, respectively. Total international sales were approximately $1.6 million or 8% of total revenue and $1.4 million or 13% of total revenue for the nine months ended September 30, 2021 and 2020, respectively.

For the three and nine months ended September 30, 2021 and 2020, no international customer represented greater than 10% of total revenue.

The Company derived approximately 42% of its total revenue from one customer for the three months ended September 30, 2021 and 28% of its total revenue from the same customer for the three months ended September 30, 2020. The Company derived approximately 14% of its total revenue from a second customer for the three months ended September 30, 2021 and 11% of its total revenue from the same customer for the three months ended September 30, 2020.

The Company derived approximately 40% of its total revenue from one customer for the nine months ended September 30, 2021 and 43% of its total revenue from the same customer for the nine months ended September 30, 2020. For the nine months ended September 30, 2021, the Company derived approximately 15% of its total revenue from a second customer. For the nine months ended September 30, 2020, no other customers represented greater than 10% of the Company’s total revenue.

As of September 30, 2021 and December 31, 2020, the Company had outstanding receivables of $0.6 million and $0.5 million, respectively, from customers located outside of the U.S.

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

Available-for-sale securities are reviewed for possible impairment at least quarterly, or more frequently if circumstances arise that may indicate impairment. When the fair value of the securities declines below the amortized cost basis, impairment is indicated and it must be determined whether it is other than temporary. Impairment is considered to be other than temporary if the Company: (i) intends to sell the security, (ii) will more likely than not be forced to sell the security before recovering its cost, or (iii) does not expect to recover the security’s amortized cost basis. If the decline in fair value is considered other than temporary, the cost basis of the security is adjusted to its fair market value and the realized loss is reported in earnings. Subsequent increases or decreases in fair value are reported as a component of stockholders’ (deficit) equity in accumulated other comprehensive income. There were no other-than-temporary unrealized losses as of September 30, 2021.

The following table summarizes the Company’s marketable securities at September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasury securities	$20,038	$4	$—	$20,042
Total	$20,038	$4	$—	$20,042

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$1,250	$1	$—	$1,251
U.S. treasury securities	34,139	8	—	34,147
Total	$35,389	$9	$—	$35,398

The following table summarizes the maturities of the Company’s marketable securities at September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021		December 31, 2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in less than 1 year	$20,038	$20,042	$25,387	$25,396
Due in 1-2 years	—	—	10,002	10,002
Total	$20,038	$20,042	$35,389	$35,398

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

As of September 30, 2021 and December 31, 2020, the Company had not experienced any material losses related to these indemnification obligations, and no material claims with respect thereto were outstanding. The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related reserves were established.

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

Disaggregation of Revenue

The Company disaggregates revenue from contracts with customers by type of products and services, as it best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. The following table disaggregates our revenue by major source (in thousands):

	Three Months Ended, September 30,		Nine Months Ended, September 30,
	2021	2020	2021	2020
Product Revenue
Instruments	$522	$1,402	$1,427	$1,819
Consumables	3,765	2,332	11,150	3,930
Instrument rentals	19	23	57	94
Total Product Revenue	4,306	3,757	12,634	5,843
Research Revenue	—	—	—	11
Contribution Revenue	3,122	1,488	8,444	4,488
Total Revenue	$7,428	$5,245	$21,078	$10,342

Remaining Performance Obligations

Under ASC 606, the Company is required to disclose the aggregate amount of the transaction price that is allocated to unsatisfied or partially satisfied performance obligations as of September 30, 2021. However, the guidance provides certain practical expedients that limit this requirement, and therefore, the Company has elected to not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less. The nature of the excluded unsatisfied performance obligations pursuant to the practical expedient include consumable shipments, service contracts, warranties and installation services that will be performed within one year. The amount of the transaction price that is allocated to unsatisfied or partially satisfied performance obligations, that has not yet been recognized as revenue and that does not meet the elected practical expedient is $0.4 million as of September 30, 2021. The Company expects to recognize 91% of this amount as revenue within one year and the remainder within two years.

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

Contract Assets and Liabilities

The Company did not record any contract assets at September 30, 2021 and December 31, 2020.

The Company’s contract liabilities consist of upfront payments for research and development contracts and maintenance services on instrument sales. Contract liabilities are classified in deferred revenue as current or noncurrent based on the timing of when revenue is expected to be recognized. Contract liabilities were $0.6 million and $0.6 million at September 30, 2021 and December 31, 2020, respectively. Revenue recognized during the three months ended September 30, 2021 relating to contract liabilities at December 31, 2020 was $0.1 million and related to straight-line revenue recognition associated with maintenance agreements. Revenue recognized during the nine months ended September 30, 2021 relating to contract liabilities at December 31, 2020 was $0.3 million and related to straight-line revenue recognition associated with maintenance agreements.

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

At September 30, 2021, capitalized costs to fulfill contracts of $0.1 million was included in prepaid and other current assets. At December 31, 2020, capitalized costs to fulfill contracts of $0.1 million was included in prepaid and other current assets and $0.1 million was included in other non-current assets.

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

Accounting Standards Issued, To Be Adopted

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

3. Fair Value Measurements

The Company measures the following financial assets at fair value on a recurring basis. There were no transfers between levels of the fair value hierarchy during any of the periods presented. The following tables set forth the Company’s financial assets and liabilities carried at fair value categorized using the lowest level of input applicable to each financial instrument as of September 30, 2021 and December 31, 2020 (in thousands):

	Balance at September 30, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
US Treasury securities	$20,042	$20,042	$—	$—
	$20,042	$20,042	$—	$—

	Balance at December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Certificates of deposit	$1,251	$—	$1,251	$—
US Treasury securities	34,147	34,147	—	—
	$35,398	$34,147	$1,251	$—

Liabilities:
Derivative liability	$1,010	$—	$—	$1,010
	$1,010	$—	$—	$1,010

The Company’s cash equivalents and available-for-sale marketable securities are comprised of certificates of deposit and government securities. Securities are classified as cash equivalents when the original maturities are within 90 days of the purchase dates. The Company also maintains money market accounts classified as restricted cash for $1.6 million at September 30, 2021 and $0.6 million at December 31, 2020 (Note 4).

The Company has a single compound derivative related to its Term Loan Agreement with CRG (the “Term Loan Agreement”) (Note 6), which is required to be re-measured at fair value on a quarterly basis.

The fair value of the derivative at December 31, 2020 is $1.0 million and is classified as a non-current liability on the balance sheet at December 31, 2020 to match the classification of the related Term Loan Agreement (Note 6). In June 2021, the Company achieved the revenue covenant for the twenty-four month period beginning January 1, 2020 and has no derivative liability.

The following table provides a roll-forward of the fair value of the derivative liability (in thousands):

Balance at December 31, 2020	$1,010
Change in fair value of derivative liability, recorded as interest expense	(1,010)
Balance at September 30, 2021	$—

4. Restricted Cash

The Company is required to maintain security deposits for its operating lease agreements for the duration of the lease agreements. At December 31, 2020, the Company had money market accounts for $0.6 million, which represented collateral as security deposits for its operating lease agreements for two facilities. At September 30, 2021, the Company had money market accounts for $1.6 million, which represented collateral as security deposits for its operating lease agreements for three facilities.

5. Supplemental Balance Sheet Information

Inventories

Inventories are stated at the lower of cost or net realizable value on a first-in, first-out basis and are comprised of the following (in thousands):

	September 30, 2021	December 31, 2020
Raw materials	$2,098	$1,496
Work-in-process	975	1,374
Finished goods	1,749	766
Total inventories, net	$4,822	$3,636

Property and Equipment

Property and equipment consist of the following (in thousands):

	September 30, 2021	December 31, 2020
Office and computer equipment	$719	$538
Software	783	762
Laboratory equipment	5,507	5,179
Furniture	197	197
Manufacturing equipment	1,425	672
Manufacturing tooling and molds	478	255
T2-owned instruments and components	5,730	5,001
Leasehold improvements	3,768	3,691
Construction in progress	369	1,733
	18,976	18,028
Less accumulated depreciation and amortization	(15,163)	(14,257)
Property and equipment, net	$3,813	$3,771

Construction in progress is primarily comprised of equipment that has not been placed in service. T2-owned instruments and components is comprised of raw materials and work-in-process inventory that are expected to be used or used to produce T2-owned instruments, based on the Company’s business model and forecast, and completed instruments that will be used for internal research and development, clinical studies or reagent rental agreements with customers. At September 30, 2021, there was $0.5 million of raw materials or work-in-process inventory in T2-owned instruments and components compared with $0.3 million at December 31, 2020. Completed T2-owned instruments are placed in service once installation procedures are completed and are depreciated over five years. Depreciation expense for T2-owned instruments placed at customer sites pursuant to reagent rental agreements is recorded as a component of cost of product revenue and was immaterial for the three months ended September 30, 2021 and totaled approximately $0.1 million for the three months ended September 30, 2020. Depreciation expense for T2-owned instruments placed at customer sites pursuant to reagent rental agreements is recorded as a component of cost of product revenue and totaled approximately $0.1 million and $0.3 million for the nine months ended September 30, 2021 and 2020, respectively.

Depreciation expense for T2-owned instruments used for internal research and development and clinical studies is recorded as a component of research and development expense. Depreciation and amortization expense of $0.3 million and $0.4 million was charged to operations for the three months ended September 30, 2021 and 2020, respectively. Depreciation and amortization expense of $1.0 million and $1.3 million was charged to operations for the nine months ended September 30, 2021 and 2020, respectively.

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

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	September 30, 2021	December 31, 2020
Accrued payroll and compensation	$3,803	$3,629
Accrued research and development expenses	1,012	751
Accrued professional services	447	421
Accrued interest	966	940
Operating lease liabilities	1,171	1,151
Other accrued expenses	770	620
Total accrued expenses and other current liabilities	$8,169	$7,512

Included within other accrued expenses in the table above, at December 31, 2020, is $0.2 million from the Second Amendment to Employment Agreement with John McDonough (the “Transition Agreement”) (Note 13) related to Mr. McDonough’s transition payments and health benefits. At September 30, 2021, there were no remaining payments associated with the Transition Agreement.

6. Notes Payable

Future principal payments on the notes payable are as follows (in thousands):

	September 30, 2021	December 31, 2020
Term loan agreement including PIK interest, before unamortized discount and issuance costs	$49,364	$48,077
Less: unaccrued paid-in-kind interest	(1,714)	(1,669)
Less: unamortized discount and deferred issuance costs	(518)	(1,173)
Total notes payable	$47,132	$45,235

The Term Loan Agreement with CRG is classified as a non-current liability at September 30, 2021 and December 31, 2020 as the Company has sufficient cash, cash equivalents and marketable securities as of the date of this filing such that the minimum liquidity covenant would not be triggered at December 31, 2021.

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

The Company has assessed the classification of the note payable as non-current based on facts and circumstances as of the date of this filing, specifically as it relates to achieving the minimum liquidity and revenue covenants. In June 2021, the Company achieved the revenue covenant for the twenty-four month period beginning on January 1, 2020. Management continues to reassess at each balance sheet and filing date based on facts and circumstances and can provide no assurances regarding the probability of meeting its minimum liquidity covenant in future periods.

Term Loan Agreement

In December 2016, the Company entered into a Term Loan Agreement (the “Term Loan Agreement”) with CRG. The Company initially borrowed $40.0 million pursuant to the Term Loan Agreement, which has a six-year term with four years of interest-only payments (through December 30, 2020), after which quarterly principal and interest payments will be due through the December 30, 2022 maturity date. Interest on the amounts borrowed under the Term Loan Agreement accrues at an annual fixed rate of 11.5%, 3.5% of which may be deferred during the interest-only period by adding such amount to the aggregate principal loan amount. In addition, if the Company achieves certain financial performance metrics, the loan will convert to interest-only until the December 30, 2022 maturity, at which time all unpaid principal and accrued unpaid interest will be due and payable. The Company is required to pay CRG a financing fee based on the loan principal amount drawn. The Company is also required to pay a final payment fee of 8.0%, subsequently amended to 10%, of the principal outstanding upon repayment. The Company is accruing the final payment fee as interest expense and it is included as a non-current liability at September 30, 2021 and December 31, 2020 to conform to the classification of the associated debt in those periods.

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

Shares Authorized

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

The Company sold no shares under the Original Sales Agreement in 2021. During the nine months ended September 30, 2020, the Company sold 96,120,167 shares under the Original Sales Agreement for net proceeds of $85.0 million after expenses.

During the three months ended September 30, 2021, the Company sold no shares under the New Sales Agreement. The Company sold 16,809,424 shares under the New Sales Agreement for net proceeds of $20.0 million during the nine months ended September 30, 2021.

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

The number of shares reserved for future issuance under the 2014 Plan is the sum of (1) 823,529 shares, (2) any shares that were granted under the 2006 Plan which are forfeited, lapse unexercised or are settled in cash subsequent to the effective date of the 2014 Plan and (3) an annual increase on the first day of each calendar year beginning January 1, 2015 and ending on January 1, 2026, equal to the lesser of (A) 4% of the shares outstanding (on an as-converted basis) on the final day of the immediately preceding calendar year and (B) such smaller number of shares determined by the Company’s board of directors; provided, however, no more than 35,000,000 shares may be issued upon the exercise of incentive stock options. As of September 30, 2021, there were 2,724,847 shares available for future grant under the 2014 Plan.

Inducement Award Plan

The Company’s Amended and Restated Inducement Award Plan (“Inducement Plan”), which was adopted in March 2018 and most recently amended and restated in January 2020, provides for the grant of equity awards to new employees, including options, restricted stock awards, restricted stock units, performance awards, dividend equivalent awards, stock payment awards and stock appreciation rights. The aggregate number of shares of common stock which may be issued or transferred pursuant to awards under the Inducement Plan is 5,625,000 shares. Any awards that forfeit, expire, lapse, or are settled for cash without the delivery of shares to the holder are available for the grant of an award under the Inducement Plan. Any shares repurchased by or surrendered to the Company that are returned shall be available for the grant of an award under the Inducement Plan. The payment of dividend equivalents in cash in conjunction with any outstanding award shall not be counted against the shares available for issuance under the Inducement Plan. As of September 30, 2021, there were 891,257 shares available for future grant under the Inducement Plan.

Stock Options

During the nine months ended September 30, 2021 and 2020, the Company granted stock options with an aggregate fair value of $1.1 million and $3.2 million, respectively, which are being amortized into compensation expense over the vesting period of the options as the services are being provided.

The following is a summary of option activity under the Stock Incentive Plans and Inducement Plan (in thousands, except share and per share amounts):

	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value
Outstanding at December 31, 2020	8,595,929	$3.24	7.75	$1,011
Granted	1,027,000	1.36
Exercised	(78,709)	1.00
Forfeited	(174,513)	2.27
Cancelled	(41,794)	6.50
Outstanding at September 30, 2021	9,327,913	$3.05	7.18	$370
Exercisable at September 30, 2021	5,459,936	$4.25	6.19	$170
Vested or expected to vest at September 30, 2021	8,763,935	$3.17	7.08	$340

There were 78,709 options exercised in the nine months ended September 30, 2021 and 15,083 options exercised in the nine months ended September 30, 2020. Included in exercisable at September 30, 2021 and vested or expected to vest at September 30, 2021 are 129,167 options that vested immediately upon Mr. McDonough’s resignation from the Board. The weighted-average grant date fair values of stock options granted in the nine month periods ended September 30, 2021 and 2020 were $1.10 per share and $0.71 per share, respectively, and were calculated using the following estimated assumptions:

	Nine Months Ended
	September 30,
	2021	2020
Weighted-average risk-free interest rate	0.92%	1.35%
Expected dividend yield	—%	—%
Expected volatility	104%	92%
Expected terms	6.0 years	5.9 years

The total fair values of options that vested during the nine months ended September 30, 2021 and 2020 were $2.1 million and $2.9 million, respectively.

As of September 30, 2021, there was $3.7 million of total unrecognized compensation cost related to non-vested stock options granted under the Stock Incentive Plans and Inducement Plan. Total unrecognized compensation cost will be adjusted for future changes in the estimated forfeiture rate. The Company expects to recognize that cost over a remaining weighted-average period of 2.4 years as of September 30, 2021.

Restricted Stock Units

During the nine months ended September 30, 2021, the Company awarded restricted stock units to certain employees and directors at no cost to them. The restricted stock units, excluding any restricted stock units with market conditions, vest through the passage of time, assuming continued service. Restricted stock units are not included in issued and outstanding common stock until the underlying shares are vested and released. The fair value of the restricted stock units, at the time of the grant, is expensed on a straight line basis. The granted restricted stock units had an aggregate fair value of $13.4 million, which are being amortized into compensation expense over the vesting period of the restricted stock units as the services are being provided.

The following is a summary of restricted stock unit activity under the 2014 Plan:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Nonvested at December 31, 2020	1,643,779	$1.91
Granted	6,451,074	2.07
Vested	(722,037)	1.42
Forfeited	(644,263)	3.03
Nonvested at September 30, 2021	6,728,553	$2.01

As of September 30, 2021, there was $11.3 million of total unrecognized compensation cost related to nonvested restricted stock units granted under the 2014 Plan. Total unrecognized compensation cost will be adjusted for future changes in the estimated forfeiture rate. The Company expects to recognize that cost over a remaining weighted-average period of 2.3 years, as of September 30, 2021.

Included in the vested number of shares above are 81,967 shares that vested as a result of Mr. McDonough’s resignation from the Board.

Employee Stock Purchase Plan

Under the 2014 Employee Stock Purchase Plan (the “2014 ESPP”) participants may purchase the Company’s common stock during semi-annual offering periods at 85% of the lower of (i) the market value per share of common stock on the first day of the offering period or (ii) the market value per share of the common stock on the purchase date. Each participant can purchase up to a maximum of $25,000 per calendar year in fair market value as calculated in accordance with applicable tax rules. The first offering period began on August 7, 2014. Stock-based compensation expense from the 2014 ESPP for the three months ended September 30, 2021 and 2020 was approximately $0.1 million. Stock-based compensation expense from the 2014 ESPP for the nine months ended September 30, 2021 and 2020 was approximately $0.3 million and $0.2 million, respectively.

The 2014 ESPP, which was amended and restated effective August 6, 2020, provides for the issuance of up to 4,523,944 shares of the Company’s common stock to eligible employees. At September 30, 2021, there were 2,990,070 shares available for issuance under the 2014 ESPP.

Stock-Based Compensation Expense

The following table summarizes the stock-based compensation expense resulting from awards granted under Stock Incentive Plans, the Inducement Plan and the 2014 ESPP, that was recorded in the Company’s results of operations for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of product revenue	$40	$33	$211	$164
Research and development	269	112	707	593
Selling, general and administrative	2,114	690	4,655	2,233
Total stock-based compensation expense	$2,423	$835	$5,573	$2,990

For the three and nine months ended September 30, 2021 and 2020, stock-based compensation expenses capitalized as part of inventory or T2Dx instruments and components were immaterial.

In July 2021, Mr. McDonough resigned as a director of the Company (Note 13). In conjunction with his resignation, all of Mr. McDonough’s outstanding options vested in full and the exercise term was extended to the final expiration date for each respective outstanding option. Additionally, the non-vested restricted stock units granted to Mr. McDonough in June 2021 vested in full upon his resignation. These were accounted for as Type I equity modifications for the accelerated vesting and Type III equity modifications for the extended exercise period and resulted in an increase of $0.8 million to stock-based compensation expense for the three and nine months ended September 30, 2021. Included within selling, general and administrative above for the three and nine months ended September 30, 2021 is $0.6 million and $0.2 million related to the Type I modification and the Type III modification, respectively, from Mr. McDonough’s resignation.

9. Warrants

In connection with the Term Loan Agreement entered into in December 2016, the Company issued to CRG warrants to purchase a total of 528,958 shares of the Company’s common stock. The warrants are exercisable any time prior to December 30, 2026 at a price of $1.55 per share, with typical provisions for termination upon a change of control or a sale of all or substantially all of the assets of the Company. These warrants remain outstanding as of September 30, 2021 and December 31, 2020.

In connection with a 2019 amendment of the Term Loan Agreement, the Company issued to CRG warrants to purchase 568,291 shares of the Company’s common stock (“New Warrants”) at an exercise price of $1.55, with typical provisions for termination upon a change of control or a sale of all or substantially all of the assets of the Company. All of the New Warrants are exercisable any time prior to September 9, 2029. The New Warrants remain outstanding as of September 30, 2021 and December 31, 2020.

10. Net Loss Per Share

The following shares were excluded from the calculation of diluted net loss per share applicable to common stockholders, prior to the application of the treasury stock method, because their effect would have been anti-dilutive for the periods presented:

	Three and Nine Months Ended September 30,
	2021	2020
Options to purchase common shares	9,327,913	9,178,233
Restricted stock units	6,728,553	1,614,029
Warrants to purchase common stock	1,097,249	1,097,249
Total	17,153,715	11,889,511

11. Co-Development Agreements

U.S. Government Contract

In September 2019, the Biomedical Advanced Research and Development Authority (“BARDA”) awarded the Company a milestone-based contract, with an initial value of $6.0 million, and a potential value of up to $69.0 million, if BARDA awards all contract options (the “U.S. Government Contract”). BARDA operates within the Office of the Assistant Secretary for Preparedness and Response (“ASPR”) at the U.S. Department of Health and Human Services (“HHS”). If BARDA awards and the Company completes all options, the Company’s management believes it will enable a significant expansion of the Company’s current portfolio of diagnostics for sepsis-causing pathogen and antibiotic resistance genes. In September 2020, BARDA exercised the first contract option valued at $10.5 million. In September 2021, BARDA exercised an option valued at approximately $6.4 million.

In April 2021, BARDA agreed to accelerate product development by modifying the contract to advance future deliverables into the currently funded Option 1 of the BARDA contract for T2NxT, T2Biothreat, T2Resistance and T2AMR. The modification does not change the overall total potential value of the BARDA contract.

The Company recorded contribution revenue of $3.1 million and $1.5 million for the three months ended September 30, 2021 and 2020, respectively, under the BARDA contract. The Company recorded contribution revenue of $8.4 million and $4.5 million for the nine months ended September 30, 2021 and 2020 respectively.

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

In August 2010, the Company entered into an operating lease for office and laboratory space at its headquarters in Lexington, Massachusetts. The lease commenced in January 2011, with the Company providing a security deposit of $400,000. In accordance with the operating lease agreement, the Company reduced its security deposit to $160,000 in January 2018, which is recorded as restricted cash in the condensed consolidated balance sheets. In March 2017, the Company entered into an amendment to extend the term to December 2021. In October 2020, the Company entered into an amendment to extend the term to December 31, 2028. In accordance with the October 2020 amendment, the Company increased its security deposit to $420,438, which is classified as restricted cash at September 30, 2021 and December 31, 2020. This amendment resulted in an increase to the operating lease right-of use assets and lease liability accounts on the balance sheet of $7.6 million and $7.7 million, respectively, at December 31, 2020.

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

In November 2014, the Company entered into a lease for additional laboratory space in Lexington, Massachusetts. The lease term commenced in April 2015 and extended for six years. The rent expense, inclusive of the escalating rent payments, is recognized on a straight-line basis over the lease term. As an incentive to enter into the lease, the landlord paid approximately $1.4 million of the $2.2 million space build-out costs. The unamortized balance of the lease incentive as of January 1, 2019 was reclassified as a reduction to the initial recognition of the right-of-use asset related to this lease. In connection with this lease agreement, the Company paid a security deposit of $281,000, which was recorded as a component of both prepaid expenses and other current assets and other assets in the condensed consolidated balance sheets at December 31, 2019. In October 2020, the Company entered into an amendment to extend the term of the lease to October 31, 2025. In accordance with this amendment, the Company paid a replacement security deposit of $130,977, which is classified as restricted cash at September 30, 2021 and December 31, 2020 and received the initial $281,000 security deposit in return.

In September 2021, the Company entered into a lease for office, research, laboratory and manufacturing space in Billerica, Massachusetts. The lease has a term of 126 months from the commencement date. The commencement date is anticipated to be in fiscal year 2022; therefore, there is no effect on the operating lease right-of-use assets and lease liability accounts at September 30, 2021. The Company opened a money market account for $1.0 million, which represents collateral as a security deposit for this lease and is classified as restricted cash at September 30, 2021.

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

License Agreement

In 2006, the Company entered into a license agreement with a third party, pursuant to which the third party granted the Company an exclusive, worldwide, sublicenseable license under certain patent rights to make, use, import and commercialize products and processes for diagnostic, industrial and research and development purposes. The Company agreed to pay an annual license fee ranging from $5,000 to $25,000 for the royalty‑bearing license to certain patents. The Company also issued a total of 84,678 shares of common stock pursuant to the agreement in 2006 and 2007, which were recorded at fair value at the date of issuance. The Company is required to pay royalties on net sales of products and processes that are covered by patent rights licensed under the agreement at a percentage ranging between 0.5% - 3.5%, subject to reductions and offsets in certain circumstances, as well as a royalty on net sales of products that the Company sublicenses at 10% of specified gross revenue. Royalties that became due under this agreement for the three and nine months ended September 30, 2021 and 2020 were immaterial.

Transition Agreement

          On July 30, 2019, the Company announced that founding CEO John McDonough was named Executive Chairman of the Board until a successor is named at which time Mr. McDonough became non-executive Chairman of the Board. John Sperzel was named CEO in January 2020. In connection with John McDonough’s transition to Non-Executive Chairman of the Board from CEO, the Company agreed to transition payments and health benefits to be paid over the 15-month period following Mr. Sperzel’s start date. Accrued expenses included amounts related to Mr. McDonough’s transition payments and health benefits of $0.2 million at December 31, 2020. There were no accrued expenses related to Mr. McDonough’s transition payments and health benefits at September 30, 2021.

Resignation of Board Member

In July 2021, John McDonough resigned as a director of the Company. He was a Class I director and Chairman of the Board. Upon his resignation, the Board appointed John Sperzel, the Company’s CEO, as Chairman of the Board. In conjunction with his resignation, the Company paid Mr. McDonough $240,000, which represented the aggregate cash retainer that he would have received for his service had he continued to serve through the second quarter of 2024. All of Mr. McDonough’s outstanding options vested in full immediately prior to the resignation and can be exercised until the final expiration date set forth in each respective option agreement. The restricted stock units granted to Mr. McDonough on June 25, 2021 vested in full immediately prior to the resignation.

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

Business Overview

We are an in vitro diagnostics company and leader in the rapid detection of sepsis-causing pathogens directly in the blood of patients suspected of blood stream infections. We are dedicated to improving patient care and reducing the cost of care by helping clinicians effectively treat patients faster than ever before. We have developed an innovative and proprietary technology platform that offers a rapid, sensitive and simple to use alternative to existing diagnostic methodologies. We are using our T2MR technology to develop a broad set of applications aimed at providing accurate, specific and timely test results enabling medical professionals to make targeted treatment decisions earlier, thereby, lowering mortality rates, improving patient outcomes and reducing the cost of healthcare. T2MR enables rapid detection of pathogens, biomarkers and other abnormalities in a variety of unpurified patient sample types, including whole blood, plasma, serum, saliva, sputum and urine, and can detect cellular targets at limits of detection as low as one colony forming unit per milliliter, or CFU/mL. Our products include the T2Dx Instrument, the T2Candida Panel, the T2Bacteria Panel, the T2Resistance Panel, and the T2SARS-CoV-2 Panel that are all powered by our proprietary T2MR technology. The T2Candida and T2Bacteria Panels are the only FDA approved rapid molecular diagnostic tests that are able to directly identify specific sepsis causing pathogens in patient blood specimens without the need for blood culture. The T2Resistance Panel can further identify drug resistance markers within pathogens without the need for blood culture, to help tailor antibiotic therapy. Our ongoing development efforts target expanded detection of the pathogens associated with sepsis, an area of significant unmet medical need in which existing therapies could be more effective with more sensitive and rapid diagnostics.

On September 22, 2014, we received market clearance from the FDA for our first two products, the T2Dx® Instrument, or the T2Dx, and the T2Candida® Panel, or T2Candida, which have the ability to rapidly identify the five clinically relevant species of Candida, a fungal pathogen known to cause sepsis, directly from whole blood. On May 24, 2018, we received market clearance from the FDA for the T2Bacteria® Panel, or T2Bacteria, which runs on the T2Dx Instrument and has the ability to rapidly identify five of the most common and deadly sepsis-causing bacteria directly from whole blood. We have also developed and sell a research use only Candida auris assay, the T2Cauris™ Panel, for the rapid identification of Candida auris, a species of Candida that is highly drug resistant. We have developed a T2Resistance™ Panel for the early and sensitive detection of resistance markers, which can assist clinicians in selecting effective antibiotic treatment. The T2Resistance Panel received FDA Breakthrough Device designation in February 2019 and was granted a CE Mark in November 2019. An additional diagnostic application in development is the T2Lyme™ Panel, or T2Lyme, which is focused on the detection of the bacteria that cause Lyme disease. Diagnostic applications for resistance markers were developed as part of a collaboration with CARB-X, a public-private partnership with the U.S. Department of Health and Human Services, or HHS, and the Wellcome Trust of London, focused on combatting antibiotic resistant bacteria. On August 2, 2019, the Centers for Medicare & Medicaid Services, or CMS, granted approval for a New Technology Add-on Payment (NTAP) for the T2Bacteria Panel for fiscal year 2020 and CMS has subsequently extended the approval for fiscal years 2021 and 2022. In September 2019, BARDA awarded us a milestone-based contract, with an initial value of $6 million, and a potential value of up to $69 million, for the development of new direct-from-blood diagnostic panels. In September 2020, we completed the initial phase and BARDA exercised the first contract option valued at $10.5 million. In September 2021, BARDA exercised contract Option Two A valued at approximately $6.4 million.  In October 2021, we completed the first contract option. On June 30, 2020, we announced the U.S. launch of our COVID-19 molecular diagnostic test, the T2SARS-CoV-2 Panel, after validation of the test meeting the FDA’s requirements for an EUA. In August 2020, the FDA issued EUA for the T2SARS-CoV-2 Panel. The test is designed to detect the presence of the SARS-CoV-2 virus in nasopharyngeal swab samples. The existing reimbursement codes support our products that detect the pathogens that cause sepsis and we anticipate the same for our Lyme disease product candidates. In 2020, CMS authorized Medicare fixed reimbursement to Clinical Laboratory Improvement Amendments, or CLIA, certified laboratories for materials and services to perform COVID testing. The T2SARS-CoV-2 Panel is covered under this reimbursement. The economic savings associated with our T2Bacteria and T2Candida products are realized directly by hospitals. In the United States, we have a commercial team that is primarily targeting acute care hospitals which treat patients at risk for sepsis-related infections. Internationally, we have partnered with distributors that target large hospitals in their respective international markets.

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

We have never been profitable and have incurred net losses in each year since inception. Our accumulated deficit at September 30, 2021 was $460.1 million and we have experienced cash outflows from operating activities over the past years. Substantially all of our net losses resulted from costs incurred in connection with our research and development programs and from selling, general and administrative costs associated with our operations. We have incurred significant commercialization expenses related to product sales, marketing, manufacturing and distribution of our FDA-cleared products, the T2Dx Instrument, T2Candida Panel and T2Bacteria Panel. In addition, we will continue to incur significant costs and expenses as we continue to develop other product candidates, improve existing products and maintain, expand and protect our intellectual property portfolio. We may seek to fund our operations through public equity or private equity or debt financings, as well as other sources. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements if and when needed would have a negative impact on our business, results of operations and financial condition and our ability to develop, commercialize and drive adoption of the T2Dx Instrument, T2Candida, T2Bacteria, T2Resistance, T2SARS-CoV-2 and future T2MR-based diagnostics.

We are subject to a number of risks similar to other early commercial stage life science companies, including, but not limited to commercially launching our products, development and market acceptance of our product candidates, development by our competitors of new technological innovations, protection of proprietary technology, and raising additional capital.

The COVID-19 pandemic has impacted and may continue to impact our operations. We have established protocols for continued manufacturing, distribution and servicing of our products with safe social distancing and personal protective equipment measures and for remote work for employees not essential to on-site operations. To date these measures have been mostly successful but may not continue to function should the pandemic escalate and further impact our personnel. In 2020, our hospital customers restricted our sales team’s access to their facilities and as a result, we had significantly reduced our commercial and general and administrative staffing levels at the beginning of the COVID-19 pandemic to reduce expenses. We have since hired sales, marketing, and medical and clinical affairs personnel. Although we did not see any material impact to accounts receivable during the period ended September 30, 2021, our exposure may increase if our customers continue to be adversely affected by the COVID-19 pandemic, including as a result of the spread of variants of the virus. Customers may reduce their purchases of products, depending on their needs and cash flow, which could negatively impact revenue. Our customers may cease to comply with the terms of our sales agreements and this may impact our ability to recognize revenue and hinder receivables collections. We have a significant development contract with BARDA and should BARDA reduce, cancel or not grant additional milestone projects, our ability to continue our future product development may be impacted. Our shipping carrier’s ability to deliver our products to customers may be disrupted. We have reviewed our suppliers and quantities of key materials and believe we have sufficient stocks and alternate sources of critical materials should our supply chains become disrupted, although raw materials and plastics for the manufacturing of reagents and consumables are in high demand, and interruptions in supply are difficult to predict. At the onset of the pandemic, we believed that the pandemic’s impact on our sales would affect the recoverability of the value of our T2-owned instruments and components. In early 2020, the COVID-19 pandemic also caused us to reassess our build plan and evaluate our inventories accordingly, which resulted in an additional charge to cost of product revenue for excess inventories.

While we believe that our cash, cash equivalents, marketable securities and restricted cash of $43.6 million at September 30, 2021 will be sufficient to fund our current operating plan at least a year from issuance of these financial statements, certain elements of our operating plan cannot be considered probable. Under ASC 205-40, the future receipt of potential funding from our Co-Development partners and other resources cannot be considered probable at this time because none of the plans are entirely within our control. During the year ended December 31, 2020, management implemented a cost improvement strategy which is focused on reducing operating expenses and improving cost of goods sold.

The Term Loan Agreement with CRG Servicing LLC (“CRG”) (Note 6) has certain covenants which require us to achieve certain annual revenue targets, whereby we are required to pay double the amount of any shortfall as an acceleration of principal payments, and maintain a minimum cash balance of $5.0 million. In June 2021, we achieved the revenue covenant for the twenty-four month period beginning January 1, 2020. While we believe we can continue as a going concern for at least a year from issuance of these financial statements, there can be no assurances that we will continue to be in compliance with the cash covenant in future periods without additional funding. We intend to continue to evaluate options to refinance the Term Loan Agreement, which becomes due on December 30, 2022. There can be no assurances that we will be able to refinance on terms favorable or at all. The amounts involved in any such transactions, individually or in the aggregate, may be material.

Our stock has been trading under $1.00. Should our stock continue to trade under $1.00 through November 8, 2021, we are at risk of receiving a letter from The Nasdaq Stock Market LLC (“Nasdaq”) as that would be the thirtieth consecutive business day on which our common stock will have closed below the minimum $1.00 per share requirement for continued listing on the Nasdaq Global Market under Nasdaq Listing Rule 5450(a)(1). Under Nasdaq rules, we have 180 days to regain compliance by increasing the stock price to over $1.00. Remediation plans could include requesting a reverse stock split of shareholders.

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

The T2SARS-CoV-2 Panel is designed to detect SARS-CoV-2, the virus that is responsible for COVID-19 infections. The T2SARS-CoV-2 Panel provides sample-to-answer results in less than two hours, utilizing a nasopharyngeal swab sample. Clinical testing on known positive and negative patient samples showed a sensitivity of 95% and specificity of 100%. The T2SARS-CoV-2 Panel runs on our FDA-cleared T2Dx Instrument, and is capable of performing seven tests simultaneously. Continued in silico analysis of available SARS-CoV-2 sequences have demonstrated that the T2SARS-CoV-2 assay is capable of detecting all known variants of the SARS-CoV-2 virus, including the Delta, Mu and Iota variants.

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

We anticipate our overall research and development expenses remain consistent or increase in support of increased activity under the BARDA agreement. We expect to continue developing additional product candidates, improving existing products, and conducting ongoing and new clinical trials. We have a significant development contract with BARDA and should BARDA reduce, cancel or not grant additional milestone projects, our ability to continue our future product development may be impacted.

Customer service personnel provide customer product support as well as field installation, training and T2Dx system maintenance. Time spent in the field servicing customers with service maintenance contracts and for installation and training is considered services and included in cost of goods sold. Time spent providing customer support is now considered a commercial support activity and is included in selling, general and administrative expenses. Previously, customer support was considered a development phase activity and was included in research and development expense. Prior periods have been reclassified to conform to the current period presentation. The reclassification increased selling, general and administrative expenses by $0.2 million and decreased research and development expenses by $0.2 million for the three months ended September 30, 2020. The reclassification increased selling, general and administrative expenses by $0.5 million and decreased research and development expenses by $0.5 million for the nine months ended September 30, 2020. The reclassification had no impact on total costs and expenses, loss from operations, net loss or net loss per share.

Selling, general and administrative expenses

Selling, general and administrative expenses consist primarily of costs for our sales and marketing, finance, legal, human resources, business development and general management functions, as well as professional services, such as legal, consulting and accounting services. We expect selling, general and administrative expenses to decrease as a percentage of revenue in future periods. Other selling, general and administrative expenses include facility-related costs, fees and expenses associated with obtaining and maintaining patents, clinical and economic studies and publications, marketing expenses, and travel expenses. We expense the majority of selling, general and administrative expenses as incurred.

As noted under research and development expenses, the reclassification of customer support increased selling, general and administrative expenses by $0.2 million and decreased research and development expenses by $0.2 million for the three months ended September 30, 2020 and increased selling, general and administrative expenses by $0.5 million and decreased research and development expenses by $0.5 million for the nine months ended September 30, 2020.

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

Results of Operations for the Three Months Ended September 30, 2021 and 2020

	Three Months Ended September 30,
	2021	2020	Change
	(in thousands)
Revenue:
Product revenue	$4,306	$3,757	$549
Contribution revenue	3,122	1,488	1,634
Total revenue	7,428	5,245	2,183
Costs and expenses:
Cost of product revenue	4,720	6,833	(2,113)
Research and development	6,384	3,782	2,602
Selling, general and administrative	8,536	5,266	3,270
Total costs and expenses	19,640	15,881	3,759
Loss from operations	(12,212)	(10,636)	(1,576)
Other income (expense):
Interest income	6	1	5
Interest expense	(1,919)	(647)	(1,272)
Other income, net	163	27	136
Total other expense	(1,750)	(619)	(1,131)
Net loss	$(13,962)	$(11,255)	$(2,707)

Product revenue

Product revenue was $4.3 million for the three months ended September 30, 2021 compared to $3.8 million for the three months ended September 30, 2020, an increase of $0.5 million, which was driven by higher consumables sales of $1.4 million primarily from our T2SARS-CoV-2 Panel which we started selling in the third quarter of 2020, as well as higher sales from our T2Bacteria and T2Candida Panels, offset by lower T2Dx sales of $0.9 million as T2Dx sales increased in the quarters immediately following the release of our T2SARS-CoV-2 Panel.

Contribution revenue

Contribution revenue relates to our BARDA agreement and was $3.1 million for the three months ended September 30, 2021, compared to $1.5 million for the three months ended September 30, 2020. The increase of $1.6 million was due to increased contract activity.

Cost of product revenue

Cost of product revenue was $4.7 million for the three months ended September 30, 2021, compared to $6.8 million for the three months ended September 30, 2020, a decrease of $2.1 million. The decrease in cost was driven by $2.1 million from lower T2Dx sales, $0.3 million of decreased costs due to the effect of higher costs in 2020 as a result of the change in build plan and manufacturing efficiencies and $0.1 million of lower shipping related expenses, partially offset by $0.3 million from higher consumable sales primarily from T2SARS-CoV-2 and $0.1 million of increased quality control testing.

Research and development expenses

Research and development expenses were $6.4 million for the three months ended September 30, 2021, compared to $3.8 million for the three months ended September 30, 2020, an increase of $2.6 million. The increase was driven by $0.8 million of higher payroll related expenses due to increased headcount, increased lab and facility expenses of $0.6 million - primarily for our BARDA agreement partially offset by a decrease in T2SARS-CoV-2 expenses, $0.5 million of increased BARDA consulting expenses, $0.4 million of increased IT support, and $0.4 million higher of materials cost, partially offset by $0.1 million of decreased clinical related expenses for assay development.

Selling, general and administrative expenses

Selling, general and administrative expenses were $8.5 million for the three months ended September 30, 2021, compared to $5.3 million for the three months ended September 30, 2020, an increase of $3.2 million. The increase was driven by an increase in stock based compensation expenses of $1.4 million due to the Type I and Type III modifications from Mr. McDonough’s resignation and increased headcount, an increase in payroll related expenses of $0.6 million due to increased headcount, $0.5 million of increased marketing research and tradeshow and conference expenses, $0.4 million of increased IT support, $0.2 million of increased director fees primarily from to the payment associated with Mr. McDonough’s resignation, and $0.1 million of increased travel due to less domestic COVID-19 travel restrictions.

Interest income

Interest income was immaterial for the three months ended September 30, 2021 and 2020.

Interest expense

Interest expense, was $1.9 million for the three months ended September 30, 2021, compared to $0.6 million for the three months ended September 30, 2020, an increase of $1.3 million. Interest expense increased by $1.3 million primarily due to the interest and the change in fair value of the derivative and the amortization of the debt discount associated with the CRG Term Loan Agreement.

Other income, net

Other income, net, was $0.1 million for the three months ended September 30, 2021, compared to an immaterial amount for the three months ended September 30, 2020. The $0.1 million increase is immaterial.

Results of Operations for the Nine Months Ended September 30, 2021 and 2020

	Nine Months Ended September 30,
	2021	2020	Change
	(in thousands)
Revenue:
Product revenue	$12,634	$5,843	$6,791
Research revenue	—	11	(11)
Contribution revenue	8,444	4,488	3,956
Total revenue	21,078	10,342	10,736
Costs and expenses:
Cost of product revenue	15,341	13,804	1,537
Research and development	16,448	12,348	4,100
Selling, general and administrative	21,983	17,226	4,757
Total costs and expenses	53,772	43,378	10,394
Loss from operations	(32,694)	(33,036)	342
Other income (expense):
Interest income	18	2	16
Interest expense	(4,632)	(3,908)	(724)
Other income, net	211	53	158
Total other expense	(4,403)	(3,853)	(550)
Net loss	$(37,097)	$(36,889)	$(208)

Product revenue

Product revenue was $12.6 million for the nine months ended September 30, 2021 compared to $5.8 million for the nine months ended September 30, 2020, an increase of $6.8 million. The increase was driven primarily by higher consumables revenue of $7.3 million - primarily from our T2SARS-CoV-2 Panel which we started selling in the third quarter of 2020, as well as higher sales from our T2Bacteria and T2Candida Panels - and higher other revenue of $0.3 million mostly attributable to service and freight. These were partially offset by lower T2Dx sales of $0.8 million as T2Dx sales increased in the quarters immediately following the release of our T2SARS-CoV-2 Panel.

Research revenue

Research revenue was immaterial for the nine months ended September 30, 2021 and September 30, 2020.

Contribution revenue

Contribution revenue relates to our BARDA agreement and was $8.4 million for the nine months ended September 30, 2021 compared to $4.5 million for the nine months ended September 30, 2020. The increase of $3.9 million is due to increased contract activity.

Cost of product revenue

Cost of product revenue was $15.3 million for the nine months ended September 30, 2021, compared to $13.8 million for the nine months ended September 30, 2020, an increase of $1.5 million. The increase in cost was driven by $2.9 million from higher consumable sales primarily from T2SARS-CoV-2, $0.4 million of higher service and repair costs, $0.3 million of increased costs due to increased T2Dx inventory levels in 2021 compared to 2020, partially offset by manufacturing efficiencies, $0.3 million of royalties, $0.2 million of increased quality control testing and $0.1 million of higher shipping related expenses. These increases are partially offset by $1.9 million from lower T2Dx sales, $0.6 million from a COVID-19 related impairment charge of our T2-owned instruments and components recorded in early 2020, and $0.2 million of lower T2-owned instrument depreciation primarily as a result of a lower carrying value of T2-owned instruments subsequent to the impairment charge in the first quarter of 2020.

Research and development expenses

Research and development expenses were $16.4 million for the nine months ended September 30, 2021, compared to $12.3 million for the nine months ended September 30, 2020, an increase of $4.1 million. The increase was driven by increased lab and facility expenses of $1.2 million primarily related to our BARDA agreement and partially offset by a decrease in T2SARS-CoV-2 expenses, $1.0 million of higher payroll related expenses due to increased headcount, $1.0 million of increased IT support, $0.7 million of increased consulting expenses primarily related to our BARDA agreement, and $0.4 million higher of materials cost. These increases are partially offset by decreased clinical related expenses for assay development of $0.2 million.

Selling, general and administrative expenses

Selling, general and administrative expenses were $22.0 million for the nine months ended September 30, 2021, compared to $17.2 million for the nine months ended September 30, 2020, an increase of $4.8 million. The increase was driven by an increase in stock based compensation expenses of $2.4 million from increased restricted stock unit awards, increased headcount and the Type I and Type III modifications from Mr. McDonough’s resignation and an increase in payroll related expenses of $2.4 million due to increased headcount, $0.8 million of increased IT support, $0.6 million of increased marketing research and tradeshow and conference expenses and $0.3 million of increased investor relations for the Annual Shareholder Meeting, $0.2 million of increased director fees primarily from to the payment associated with Mr. McDonough’s resignation. These increases were partially offset by $0.8 million of lower consulting expenses primarily driven by less temporary help related to final cyber-recovery efforts in early 2020 and less work incurred for Section 404 of the Sarbanes-Oxley Act and a Board members search, a decrease of $0.5 million related to an impairment charge of a vacated operating lease that was recorded in 2020, $0.4 million of less legal expenses including services for the CEO transition and $0.2 million of less insurance expenses.

Interest income

Interest income was immaterial for the nine months ended September 30, 2021 and 2020.

Interest expense

Interest expense was $4.6 million for the nine months ended September 30, 2021, compared to $3.9 million for the nine months ended September 30, 2020. Interest expense increased by $0.7 million primarily due to due to the interest and the change in fair value of the derivative and the amortization of the debt discount associated with the CRG Term Loan Agreement.

Other income, net

Other income, net, was $0.2 million for the nine months ended September 30, 2021, compared to $0.1 million for the nine months ended September 30, 2020. The $0.1 million increase is immaterial.

Liquidity and Capital Resources

We have incurred losses and cumulative negative cash flows from operations since our inception, and as of September 30, 2021 and December 31, 2020 we had an accumulated deficit of $460.1 million and $423.0 million, respectively. Having obtained clearance from the FDA and a CE mark in Europe to market the T2Dx Instrument, T2Candida Panel, and T2Bacteria Panel, we have incurred significant commercialization expenses related to product sales, marketing, manufacturing and distribution. We may seek to continue to fund our operations through public equity or private equity or debt financings, as well as other sources. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements if and when needed would have a negative impact on our business, results of operations and financial condition and our ability to develop and commercialize T2Dx, T2Candida, T2Bacteria, T2SARS-CoV-2 and other product candidates.

Historically, we have funded our operations primarily through our August 2014 initial public offering, our December 2015 public offering, our September 2016 private investment in public equity (“PIPE”) financing, our September 2017 public offering, our June 2018 public offering, our July 2019 establishment of an Equity Distribution Agreement and Equity Purchase Agreement (Note

7), our March 2021 establishment of an Equity Distribution Agreement (Note 7), private placements of redeemable convertible preferred stock and debt financing arrangements.

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

On March 31, 2021, we entered into another Sales Agreement with Canaccord (“New Sales Agreement”), as agent, pursuant to which we may offer and sell shares of common stock, for aggregate gross sale proceeds of up to $75.0 million from time to time from the effective date of the respective registration statement through Canaccord. In the second quarter of 2021, we had sold 16,809,424 shares of common stock for net proceeds of $20.0 million. We sold no shares under the Agreement during the three months ended September 30, 2021.

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

Plan of operations and future funding requirements

As of September 30, 2021 and December 31, 2020 we had unrestricted cash and cash equivalents of approximately $22.0 million and $16.8 million respectively. Currently, the majority of our cash and cash equivalents, along with our marketable securities of $20.0 million, are held in U.S. treasury securities. Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, costs related to our products, clinical trials, laboratory and related supplies, supplies and materials used in manufacturing, legal and other regulatory expenses and general overhead costs.

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

The COVID-19 pandemic has impacted and may continue to impact our operations. We have established protocols for continued manufacturing, distribution and servicing of our products with safe social distancing and personal protective equipment measures and for remote work for employees not essential to on-site operations. To date these measures have been mostly successful but may not continue to function should the pandemic escalate and further impact our personnel. In 2020, our hospital customers restricted our sales team’s access to their facilities and as a result, we had significantly reduced our commercial and general and administrative staffing levels at the beginning of the COVID-19 pandemic to reduce expenses. We have since hired sales and marketing personnel. Although we did not see any material impact to accounts receivable during the period ended September 30, 2021, our exposure may increase if our customers continue to be adversely affected by the COVID-19 pandemic, including as a result of the spread of variants of the virus. Customers may reduce their purchases of products, depending on their needs and cash flow, which could negatively impact revenue. Our customers may cease to comply with the terms of our sales agreements and this may impact our ability to recognize revenue and hinder receivables collections. We have a significant development contract with BARDA and should BARDA reduce, cancel or not grant additional milestone projects, our ability to continue our future product development may be impacted. Our shipping carrier’s ability to deliver our products to customers may be disrupted. We have reviewed our suppliers and quantities of key materials and believe we have sufficient stocks and alternate sources of critical materials should our supply chains become disrupted, although raw materials and plastics for the manufacturing of reagents and consumables are in high demand, and interruptions in supply are difficult to predict. At the onset of the pandemic, we believed that the pandemic’s impact on our sales would affect the recoverability of the value of our T2-owned instruments and components. In early 2020, the COVID-19 pandemic also caused us to reassess our build plan and evaluate our inventories accordingly, which resulted in an additional charge to cost of product revenue for excess inventories.

Going Concern

While we believe that our cash, cash equivalents, marketable securities and restricted cash of $43.6 million at September 30, 2021 will be sufficient to fund our current operating plan at least a year from issuance of these financial statements, certain elements of our operating plan cannot be considered probable. Under ASC 205-40, the future receipt of potential funding from our Co-Development partners and other resources cannot be considered probable at this time because none of the plans are entirely within our control. During the year ended December 31, 2020, management implemented a cost improvement strategy which is focused on reducing operating expenses and improving cost of goods sold.

The Term Loan Agreement with CRG Servicing LLC (“CRG”) (Note 6) has certain covenants which require us to achieve certain annual revenue targets, whereby we are required to pay double the amount of any shortfall as an acceleration of principal payments, and maintain a minimum cash balance of $5.0 million. In June 2021, we achieved the revenue covenant for the twenty-four month period beginning January 1, 2020. While we believe we can continue as a going concern for at least a year from issuance of these financial statements, there can be no assurances that we will continue to be in compliance with the cash covenant in future periods without additional funding. We intend to continue to evaluate options to refinance the Term Loan Agreement, which becomes due on December 30, 2022. There can be no assurances that we will be able to refinance on terms favorable or at all. The amounts involved in any such transactions, individually or in the aggregate, may be material.

Our stock has been trading under $1.00. Should our stock continue to trade under $1.00 through November 8, 2021, we are at risk of receiving a letter from The Nasdaq Stock Market LLC (“Nasdaq”) as that would be the thirtieth consecutive business day on which our common stock will have closed below the minimum $1.00 per share requirement for continued listing on the Nasdaq Global Market under Nasdaq Listing Rule 5450(a)(1). Under Nasdaq rules, we have 180 days to regain compliance by increasing the stock price to over $1.00. Remediation plans could include requesting a reverse stock split of shareholders.

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

Cash flows

The following is a summary of cash flows for each of the periods set forth below:

	Nine Months Ended September 30,
	2021	2020
	(in thousands)
Net cash provided by (used in):
Operating activities	$(29,032)	$(34,465)
Investing activities	14,990	(42,633)
Financing activities	20,296	85,495
Net increase in cash, cash equivalents and restricted cash	$6,254	$8,397

Net cash used in operating activities

Net cash used in operating activities was approximately $29.0 million for the nine months ended September 30, 2021, and consisted of a net loss of $37.1 million adjusted for non-cash items including stock-based compensation expense of $5.6 million, non-cash interest expense of $2.8 million, non-cash lease expense of $1.0 million, depreciation and amortization expense of $1.0 million, a change in fair value of the derivative of $1.0 million, amortization of bond premium of $0.1 million and a net change in operating assets and liabilities of $1.4 million. The net change in operating assets and liabilities was primarily driven by an increase of $1.9 million in inventory to support the 2021 build plan, a decrease in operating lease liabilities of $0.9 million, an increase in prepaid expenses and other assets of $0.7 million primarily related to an increase in insurance, increased software subscriptions and the security deposit receivable for one of our operating leases, partially offset by a decrease in accounts receivable of $0.9 million primarily due to the timing and volume of consumable and instrument sales partially offset by an increase in accounts receivable for our BARDA agreement, an increase in accrued expenses of $0.6 million primarily due to the timing and volume of increased research activities, consulting and the employee stock purchase plan, and an increase in accounts payable of $0.5 million due to timing of payments.

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

Net cash provided by (used in) investing activities

Net cash provided by investing activities was approximately $15.0 million for the nine months ended September 30, 2021, and primarily consisted of proceeds from maturities of marketable securities of $15.3 million, partially offset by equipment purchases of $0.3 million.

Net cash used in investing activities was approximately $42.6 million for the nine months ended September 30, 2020, and primarily consisted of purchases of marketable securities of $50.5 million and equipment purchases of $0.4 million, partially offset by proceeds from maturities of marketable securities of $8.3 million.

Net cash provided by financing activities

Net cash provided by financing activities was approximately $20.3 million for the nine months ended September 30, 2021, and consisted primarily of proceeds from sales of our common stock under the Sales Agreement, net of issuance costs, of $20.0 million, and of proceeds from issuance of shares under our 2014 Employee Stock Purchase Plan and stock option exercises of $0.3 million.

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

Borrowing Arrangements

Term Loan Agreement

In December 2016, we entered into a Term Loan Agreement with CRG. We borrowed $40.0 million pursuant to the Term Loan Agreement, which has a six-year term with three years (through December 30, 2019) of interest-only payments, which period was extended to four years (through December 30, 2020) upon achieving the Approval Milestone, after which quarterly principal and interest payments would be due through the December 30, 2022 maturity date. Interest on the amounts borrowed under the Term Loan Agreement accrues at an annual fixed rate of (a) prior to the Approval Milestone, 12.50%, 4.0% of which may be deferred during the interest-only period by adding such amount to the aggregate principal loan amount and (b) following the Approval Milestone, 11.50%, 3.5% of which may be deferred during the interest-only period by adding such amount to the aggregate principal loan amount. In addition, if we achieve certain financial performance metrics, the loan will convert to interest-only until the December 30, 2022 maturity, at which time all unpaid principal and accrued unpaid interest will be due and payable. We are required to pay CRG a financing fee based on the loan principal amount drawn. We are also required to pay a final payment fee of 8%, subsequently amended to 10%, of the principal outstanding upon repayment. We are accruing the final payment fee as interest expense and it is included as a non-current liability at September 30, 2021 and December 31, 2020 on the balance sheet.

The Term Loan Agreement with CRG is classified as a non-current liability at September 30, 2021 and December 31, 2020 as we have sufficient cash, cash equivalents and marketable securities as of the date of this filing that the minimum liquidity covenant would not be triggered at December 31 2021. We have assessed the classification of the note payable as non-current based on facts and circumstances as of the date of this filing, specifically as it relates to achieving the minimum liquidity and revenue covenants. In June 2021, we achieved the twenty-four month revenue covenant for the period beginning January 1, 2020. Management continues to reassess at each balance sheet and filing date based on facts and circumstances and can provide no assurances regarding the probability of meeting its minimum liquidity covenant in future periods.

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

In 2019, the Term Loan Agreement was amended to reduce minimum revenue targets, extend the interest-only period and extend the principal repayment. The final payment fee was increased from 8% to 10% of the principal amount outstanding upon repayment. We issued to CRG warrants to purchase 568,291 shares of the Company’s common stock (“New Warrants”) (Note 9) at an exercise price of $1.55, with typical provisions for termination upon a change of control or a sale of all or substantially all of the assets of the Company.  We also reduced the exercise price for the warrants previously issued to CRG to purchase an aggregate of 528,958 shares of our common stock to $1.55. All of the New Warrants are exercisable any time prior to September 9, 2029, and all of the previously issued warrants are exercisable any time prior to December 30, 2026.

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

The fair value of the derivative at December 31, 2020 is $1.0 million and is classified as a non-current liability on the balance sheet at December 31, 2020 to match the classification of the related Term Loan Agreement. In June 2021, we achieved the revenue covenant for the twenty-four month period beginning January 1, 2020 and have no derivative liability.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

          Management of the Company, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of September 30, 2021. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.

         Based on the evaluation of our disclosure controls and procedures as of September 30, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective.

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

3.3	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K (File No. 001-36571) filed on August 12, 2014)

10.1*	Lease, dated September 3, 2021, by and between T2 Biosystems, Inc. and Farley White Concord Road, LLC.

10.2*

Amendment of Solicitation/Modification of Contract, dated as of September 30, 2021 by and between the Company and Biomedical Advanced Research and Development Authority of the U.S. Department of Health and Human Services

10.3*

Amendment of Solicitation/Modification of Contract, dated as of October 25, 2021 by and between the Company and Biomedical Advanced Research and Development Authority of the U.S. Department of Health and Human Services

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

T2 BIOSYSTEMS, INC.

Date: November 4, 2021	By:	/s/ JOHN SPERZEL
John Sperzel
President, Chief Executive Officer and Chairman of the Board
(principal executive officer)

Date: November 4, 2021	By:	/s/ JOHN M. SPRAGUE
John M. Sprague
Chief Financial Officer
(principal financial and accounting officer)