Form 10-K
period 2021-12-31
T2 Biosystems, Inc.
filed 2022-03-23
CIK 1492674

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2021

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

As of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $188.7 million based on the closing price for the common stock of $1.19 on that date. Shares of common stock held by each executive officer, director, and their affiliated stockholders have been excluded from this calculation as such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the registrant’s common stock on March 18, 2022 was 171,036,992.

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

•	our ability to continue as a going concern;
•	our status as an early-stage commercial company;
•	our expectation to incur losses in the future;
•	the market acceptance of our technology;
•	our ability to timely and successfully develop and commercialize our existing products and future product candidates;
•	the length and variability of our anticipated sales and adoption cycle;
•	our ability to gain the support of hospitals and key thought leaders and publish the results of our clinical studies in peer-reviewed journals;
•	our ability to successfully manage our growth;
•	our future capital needs and our ability to raise additional funds;
•	the performance of our diagnostics;
•	our ability to compete in the highly competitive diagnostics market;
•	our ability to obtain marketing clearance from the U.S. Food and Drug Administration or regulatory clearance for new product candidates in other jurisdictions;
•	federal, state, and foreign regulatory requirements, including diagnostic product reimbursements and FDA regulation of our products and product candidates;
•	our ability to protect and enforce our intellectual property rights, including our trade secret-protected proprietary rights in our technology;
•	our ability to recruit, train and retain key personnel;
•	our dependence on third parties;
•	manufacturing and other product risks, including unforeseen interruptions in supply chain;
•	the impact of cybersecurity risks, including ransomware, phishing, and data breaches on our information technology systems;
•	the impact of short sellers and day traders on our share price;
•	our ability to regain and maintain compliance with Nasdaq listing requirements;
•	the impact of the COVID-19 pandemic on our business, results of operations and financial positions; and
•	the continued market demand for SARS-CoV-2 testing and our ability to convert T2SARS-CoV-2 customers to our other test panels.

PART I.

Item 1.	BUSINESS

Overview

We are an in vitro diagnostics company and leader in the rapid detection of sepsis-causing pathogens and antibiotic resistance genes. We are dedicated to improving patient care and reducing the cost of care by helping clinicians effectively treat patients faster than ever before. We have developed innovative products that offer a rapid, sensitive and simple alternative to existing diagnostic methodologies. We are developing a broad set of applications aimed at improving patient outcomes, reducing the cost of healthcare, and lowering mortality rates by helping medical professionals make earlier targeted treatment decisions. Our technology enables rapid detection of pathogens, biomarkers and other abnormalities in a variety of unpurified patient sample types, including whole blood, plasma, serum, saliva, sputum and urine, and can detect cellular targets at limits of detection as low as one colony forming unit per milliliter, or CFU/mL. We are currently targeting a range of critically underserved healthcare conditions, focusing initially on those for which a rapid diagnosis will serve an important dual role – saving lives and reducing costs. Our current development efforts primarily target sepsis, which is an area of significant unmet medical need in which existing therapies could be more effective with improved diagnostics.

Our primary commercial products include the T2Dx® Instrument, the T2Candida® Panel, the T2Bacteria® Panel, the T2Resistance® Panel, and the T2SARS-CoV-2™ Panel.

History

In September 2014, we received marketing authorization from the United States Food and Drug Administration, or FDA, for our first two products, the T2Dx Instrument, or the T2Dx, and the T2Candida Panel, or T2Candida, which have the ability to rapidly identify the five most clinically relevant species of Candida, a fungal pathogen known to cause sepsis, directly from whole blood specimens. The T2Dx Instrument and T2Candida Panel were CE marked in the European Union, or EU, in July 2014.

In May 2018, we received market clearance from the FDA for the T2Bacteria® Panel, or T2Bacteria, which runs on the T2Dx Instrument and has the ability to rapidly identify five of the most common and deadly sepsis-causing bacteria directly from whole blood specimens. The T2Bacteria Panel was CE marked in the EU in June 2017.

In February 2019, our T2Resistance®™ Panel, or T2Resistance, was granted FDA Breakthrough Device designation and in November 2019, it was CE marked in the EU.

In September 2019, the Biomedical Advanced Research and Development Authority, or BARDA, awarded us a milestone-based contract, with an initial value of $6 million, and a potential value of up to $69 million, for the development of a next-generation diagnostic instrument, a comprehensive sepsis panel, and a multi-target biothreat panel. In September 2020, BARDA exercised the first contract option valued at $10.5 million. In April 2021, BARDA agreed to modify the contract to accelerate product development by advancing future deliverables, and adding a U.S. T2Resistance Panel into Option 1 of the BARDA contract. In September 2021, BARDA exercised Option 2A valued at approximately $6.4 million to further advance the new product development initiatives. In December 2021, we initiated the U.S. clinical trials for the T2Resistance and T2Biothreat Panels.

In June 2020, we launched the T2SARS-CoV-2 Panel, our COVID-19 molecular diagnostic test, after validation of the test pursuant to the FDA’s policy permitting COVID-19 tests to be marketed prior to receipt of an Emergency Use Authorization, or EUA, subject to certain prerequisites. In August 2020, the FDA granted an EUA to the T2SARS-CoV-2 Panel for the qualitative direct detection of nucleic acid from SARS-CoV-2 in upper respiratory specimens (such as nasal, mid-turbinate, nasopharyngeal, and oropharyngeal swab specimens) and bronchoalveolar lavage specimens from individuals suspected of COVID-19 by their healthcare provider.

Clinical Need

Sepsis is the body’s overwhelming and life-threatening response to infection that can lead to tissue damage, organ failure, and death. It is one of the leading causes of death in the United States, claiming more lives annually than the top three cancers combined: lung, colorectal and breast cancer, and it is the most expensive hospital-treated condition. Most commonly afflicting immunocompromised, critical care, and elderly patients, sepsis is a severe inflammatory response to a bacterial or fungal infection with a mortality rate of approximately 30%. Based on a 2020 study from the Department of Health and Human Services, or HHS, it was estimated that the annual cost of sepsis to the U.S. healthcare system was $62 billion. The rate of Medicare beneficiaries hospitalized with sepsis has increased by 40% from 2012 to 2018, the HHS study found. The United States Centers for Disease Control and Prevention, or CDC, estimates that sepsis causes more than 270,000 American deaths per year. The most common cause of sepsis is bacterial, Gram positive and Gram negative pathogens, while Candida species are the most common cause of fungal sepsis. Early detection and identification of sepsis causing pathogens is critical for effective treatment and positive patient outcomes.

Today, sepsis-causing pathogens are typically detected through a series of blood cultures, post-blood culture species identification and antimicrobial susceptibility testing. These methods have substantial limitations including the risk of false negative test results, a delay in administration of targeted antimicrobial treatment, and the incurrence of unnecessary hospital expense. According to a study published in the

Journal of Clinical Microbiology in 2010, targeted therapy for patients with bloodstream infections can be delayed up to 72 hours due to the wait time for blood culture results. In another study published in Clinical Infectious Diseases in 2012, the delayed administration of appropriate antifungal therapy was associated with higher mortality among patients with septic shock attributed to Candida infection.

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

In addition, due to the high mortality rate associated with Candida infections, physicians often will place patients on antifungal drugs while they await blood culture diagnostic results which generally take at least five days to generate a negative test result. Antifungal drugs are toxic and may result in side effects and can cost over $50 per day. The speed to result of T2Candida, coupled with higher sensitivity as compared to blood culture, may help reduce the overuse of ineffective, or even unnecessary, antimicrobial therapy which may reduce side effects for patients, lower hospital costs and potentially counteract the growing resistance to antifungal therapy. The administration of inappropriate therapy is a driving force behind the spread of antimicrobial-resistant pathogens, which the CDC called “one of our most serious health threats.” Currently, high risk patients are typically initially treated with broad spectrum antibiotic therapy that cover approximately 60% of patients with infections. Of the remaining 40% of patients, approximately 30% of the patients typically have a bacterial infection and 10% typically have Candida infections. T2Candida and T2Bacteria are designed to identify pathogens either resistant to, or not covered by, broad spectrum antibiotic therapy.

Products - Commercially Available

T2Dx Instrument

Our T2Dx Instrument, which is FDA-cleared for use with our T2Candida and T2Bacteria panels and CE marked in the EU for use with our T2Candida, T2Bacteria and T2Resistance Panels, is a fully automated, easy-to-use, bench-top instrument that is capable of running a broad range of diagnostic tests from patient samples, eliminating the need for manual workflow steps, such as pipetting, that can introduce risks of cross-contamination. To operate the system, a tube containing the patient’s sample is placed onto a disposable test cartridge, which is pre-loaded with all necessary reagents and consumables. The cartridge is then inserted into the T2Dx Instrument, which automatically processes the sample and then delivers a diagnostic test result. Test results are displayed on screen and can be printed or connected directly to the hospital or laboratory information system.

The T2Dx Instrument eliminates the need for sample purification and analyte extraction often required by other diagnostic technologies, which increases sensitivity and specificity, enables a broad menu of tests to be run on a single platform, and greatly reduces the complexity of the consumables. The T2Dx Instrument incorporates a simple user interface and is designed to efficiently process up to seven specimens simultaneously.

The commercially available test panels designed to run on the T2Dx Instrument are T2Candida, T2Bacteria, T2Resistance, and T2SARS-CoV-2, which are focused on identifying life-threatening pathogens associated with sepsis and COVID-19.

T2Candida

Our T2Candida Panel, which is FDA-cleared in the U.S. and CE marked in the EU, is a direct-from-blood test that identifies the most lethal form of common blood stream infections that cause sepsis, candidemia, which has an average mortality rate of approximately 40%. T2Candida identifies five species of Candida, directly from certain human whole blood specimens, including Candida albicans, Candida tropicalis, Candida krusei, Candida glabrata, and Candida parapsilosis. These species account for 90% of Candida blood stream infections.

According to a 2005 report published in Antimicrobial Agents and Chemotherapy, the high mortality rate associated with Candida infection can be reduced to 11% with the initiation of targeted therapy within 12 hours of presentation of symptoms. Currently, a typical patient with a Candida infection averages 40 days in the hospital, including nine days in intensive care, resulting in an average cost per hospital stay of over $130,000 per patient. In a study published in the American Journal of Respiratory and Critical Care Medicine in 2009, providing targeted antifungal therapy within 24 hours of the presentation of symptoms decreased the length of hospital stay by approximately ten days and decreased the average cost of care by approximately $30,000 per patient. In addition, many hospitals initiate antifungal drugs, such as caspofungin or micafungin, while waiting for blood culture-based diagnostic results. We estimate this practice costs approximately $500 per patient and is currently in use for over 40% of high-risk patients on average and for all high-risk patients in some hospitals. A negative result from T2Candida can provide timely data allowing physicians to avoid unnecessary antifungal treatment and potentially reduce the treatment cost further. In 2014 we received FDA marketing authorization for the T2Candida Panel in the U.S. and in July 2014 the T2Candida Panel was CE marked in the EU.

In our pivotal clinical trial for T2Candida, we demonstrated that it delivered results in as few as three hours, with an average time to result during the trial of 4.2 hours, compared to the average time to result of one to six or more days typically required for blood-culture-based diagnostics. We believe the speed of T2Candida will enable physicians to potentially make treatment decisions and administer targeted treatment to patients in 4 to 6 hours versus 24 to 144 hours for blood culture. In the pivotal clinical trial, the T2Candida Panel also demonstrated overall sensitivity of 91.1% and overall specificity of 99.4%. Furthermore, in April 2015, Future Microbiology published the results of an economic study regarding the use of T2Candida conducted by IMS Health, a healthcare economics agency. In that economic study, IMS demonstrated that an average hospital admitting 5,100 patients at risk for Candida infections could save approximately $5.8 million annually due to decreased hospital stays for patients, reduction in use of antifungal drugs and other associated savings. The economic study further showed T2Candida potentially reduced the costs of care by $26,887 per Candida patient and that rapid detection of Candida reduced patient deaths by 60.6%. Results from a data analysis of T2Candida for the detection and monitoring of Candida infection and sepsis were published comparing aggregated results from the use of T2Candida to blood culture-based diagnostics for the detection of invasive candidiasis and candidemia. The analysis included samples acquired from more than 1,900 patients. Out of 55 prospective patient cases that were tested with T2Candida and blood culture and determined to be positive or likely to be positive for a Candida infection, T2Candida detected 96.4% of the patients (53 cases) compared to detection of 60% of the patients (33 cases) with blood culture.

We believe T2Candida can enable clinicians to administer the most effective therapy, faster, significantly improving patient outcomes and reducing hospital costs. We further believe that the adoption of the T2Dx Instrument and T2Candida can decrease the high mortality rate of Candida infections because these products can enable clinicians to make earlier and more informed decisions by providing positive test results to direct therapy and negative test results to reduce the use of antifungal drugs.

T2Bacteria

Our T2Bacteria Panel, which is FDA-cleared in the U.S. and CE marked in the EU, is a direct-from-blood test that detects certain bacterial pathogens associated with sepsis that are frequently not covered by first-line antibiotics, often referred to as the “ESKAPE pathogens.” The T2Bacteria Panel is designed for the detection of most of the ESKAPE pathogens from human whole blood specimens: Enterococcus faecium, Staphylococcus aureus, Klebsiella pneumoniae, Pseudomonas aeruginosa, Escherichia coli, and the CE marked T2Bacteria Panel in addition identifies a sixth species, Acinetobacter baumannii, with a positive percent agreement ranging from 81.3% to 100% and the negative percent agreement ranging from 95.0% to 100.0%. The ESKAPE pathogens are responsible for the majority of nosocomial infections and are often capable of “escaping” the biocidal action of antimicrobial agents, exhibiting multidrug resistance and virulence. These pathogens cause over 2 million illnesses and 23,000 deaths per year. In the pivotal clinical trial the T2Bacteria Panel also demonstrated overall sensitivity of 90% and overall specificity of 98%.

A systematic review of the clinical and economic impact of antibiotic resistance reveals that the ESKAPE pathogens are associated with the highest risk of mortality, thereby resulting in increased health care costs. In the T2Bacteria clinical trial, the mean time for the T2Bacteria Panel to result was 6.46 hours, while the result for blood culture was substantially longer with a mean time to result of 123.8 ± 9 hrs. for a negative result and 51.0 ± 43.0 hrs. for a positive result, and the mean time to species identification was 83.7 ± 47.6 hours. A study published in the MicrobiologyOpen found that the T2Bacteria Panel decreased the time to species identification on average by 55 hours faster than blood culture. The rapid detection and identification of the pathogens by the T2Bacteria Panel in positive specimens also allowed for the early antimicrobial stewardship interventions with faster initiation of an effective targeted antibiotic therapy, in some of the patients which was captured in another study presented by Paggi R, et al. July 2021 with 29.2% of patients with T2Bacteria positive results switched to an appropriate therapy. Seitz T et al presented on the Evaluation of the clinical impact of the T2MR for the Diagnosis of Blood Stream Infections, where the data showed that the use of T2Bacteria led to a shorter length of stay for T2Bacteria of 10 days as compared with the 13 days for blood culture. The T2Bacteria Panel can ensure prompt diagnosis, assist clinicians in making clinical decisions about patient management such as the escalation or de-escalation of therapy faster, with improvement in patient care and outcomes, by potentially shortening the time of exposure to ineffective antibiotics, which may reduce the chances of developing anti-microbial resistance. Our sepsis panels are to be used in conjunction with whole blood cultures, and detecting the ESKAPE pathogens directly from whole blood in 3-5 hours, potentially enables therapy targeted to these organisms, which are often resistant to common empiric therapies. Detecting these commonly resistant organisms in 3-5 hours pre-culture is more critical than rapidly detecting those organisms which typically respond to common empiric therapies. In August 2019, CMS granted approval for a New Technology Add-on Payment, or NTAP, for the T2Bacteria Panel, effective October 1, 2019, which has been extended through the 2022 fiscal year. In its 2020 inpatient prospective payments system final rule, CMS explained: “the T2Bacteria Panel represents a substantial clinical improvement over existing technologies because it reduces the proportion of patients on inappropriate therapy, thus reducing the rate of subsequent diagnostic or therapeutic intervention as well as length of stay and mortality rates caused by sepsis causing bacterial infections.” With this designation, U.S. hospitals are eligible for the NTAP payment for any in-patient T2Bacteria Panel testing performed on Medicare patients, to a maximum of $97.50 per test, in addition to the standard hospital payment under the appropriate sepsis MS-DRG codes. According to CMS there are more than 30 million Medicare patients in the United States enrolled in Medicare fee-for-service.

We believe T2Bacteria can enable clinicians to achieve targeted antimicrobial therapy, faster, significantly improving patient outcomes and reducing hospital costs. We further believe that the adoption of the T2Dx Instrument and T2Bacteria can enable clinicians to make earlier and more informed decisions by providing positive test results to direct therapy and negative test results to reduce the use of antimicrobial drugs.

T2Resistance

Our T2Resistance Panel, which is CE marked in the EU, is a direct-from-blood test that simultaneously detects thirteen resistance genes from both gram-positive and gram-negative pathogens. T2Resistance is designed to identify the most clinically important carbapenem resistance genes KPC, OXA-48, NDM, VIM, and IMP. Carbapenem resistance has been listed on the CDC Urgent Threat list for antibiotic resistance. The T2Resistance Panel also detects a major source of extended spectrum beta lactamases, or ESBLs, CTXM-14 and CTXM-15; AmpC beta-lactamase genes (CMY, DHA); vanA vanB resistance genes, which are responsible for vancomycin resistant gram-positive enterococcus; and the detection of the methicillin resistance genes mecC and mecA, which cause methicillin resistant Staphylococcus aureus. Clinical performance data demonstrated that the T2Resistance Panel identified carbapenemase resistance genes with an average time of 5.3 hours. Antibiotic resistance is recognized by the WHO as “one of the biggest threats to global health, food security, and development today.”

We believe the T2Resistance Panel can help to prevent the spread of multidrug-resistant organisms and improve patient outcomes by enabling rapid identification of the genes associated with antibiotic resistance – enabling correct targeted therapy and the reduction of unnecessary antibiotic use, which is a primary cause of antibiotic resistance. Most importantly, these tests have the potential to enable more patients to get on appropriate targeted therapy faster, and thereby reduce mortality and hospitalization costs. The T2Resistance Panel received FDA Breakthrough Device designation in February 2019 and CE marked in the EU in November 2019 and is available for purchase in the United States as a Research-Use-Only, or RUO product, meaning that it is in the laboratory research phase of development and is being shipped or delivered for an investigation that is not subject to FDA regulations governing investigational device studies. In December 2021 we initiated a U.S. clinical trial for the T2Resistance Panel. The clinical trial is expected to be completed in 2022, and we believe the data from this trial may enable filing a submission to the FDA in 2022.

T2SARS-CoV-2 Panel

Our T2SARS-CoV-2 Panel, which is commercially available in the United States under an EUA is designed to detect SARS-CoV-2, the virus that is responsible for COVID-19 infections, in certain patients. The T2SARS-CoV-2 Panel provides sample-to-answer results in less than two hours, utilizing a nasopharyngeal swab sample. Clinical testing on known positive and negative patient samples showed a sensitivity of 95% and specificity of 100%. The T2SARS-CoV-2 Panel runs on our T2Dx Instrument, and is capable of performing seven tests simultaneously. The Company has conducted a number of in silico analyses which have demonstrated that the T2SARS-CoV-2 was capable of detecting currently known variants of the SARS-CoV-2 virus.

In March 2020, we announced that we had licensed certain technology for the development of a rapid test for COVID-19 from the Center for Discovery and Innovation, or CDI, at Hackensack Meridian Health. Under this license agreement, T2 Biosystems is authorized to use the CDI technology and adapt the CDI-developed COVID-19 test to the T2 Biosystems platform, and market and distribute the test in places of need amid the expanding pandemic. In August 2020, we received an EUA from the FDA to market the T2SARS-CoV-2 Panel for the qualitative direct detection of nucleic acid from SARS-CoV-2 in upper respiratory specimens (such as nasal, mid-turbinate, nasopharyngeal, and oropharyngeal swab specimens) and bronchoalveolar lavage specimens from individuals suspected of COVID-19 by their healthcare provider. COVID-19 has since become a global pandemic infecting over 450 million individuals and causing over 6 million deaths as of March 10, 2022.

SARS-CoV-2 has a wide-ranging clinical manifestation that contributes to increased morbidity and mortality from mild symptoms to hypoxic respiratory failure, acute respiratory distress syndrome, thromboembolic disease, cytokine release syndrome, multiorgan failure, and in some, secondary infections. A study by David R. Little et al has shown that patients who are hospitalized with COVID-19 are more likely to develop sepsis and septic shock when compared to patients admitted with influenza during the 2016, 2017, or 2018 flu seasons. COVID-19 pneumonia typically presents with fever, cough and dyspnea and this has led to the use of empirical antibiotics in patients by the physicians while waiting for laboratory and radiological results further compounding the problem of rational antimicrobial agent usage.

In a multicenter clinical study published in 2021 of hospitalized patients that were tested for COVID-19, the investigators found that SARS-CoV-2 positive patients were almost 2 times as likely to have a secondary pathogen detected during hospital onset period (42.4% vs 22.2%). There was also an increase in length of hospital stay for COVID-19 positive patients with a secondary positive pathogen detected vs patients with a negative pathogen specimen (13.7 vs 8.2 days). The data from the study additionally showed that 6 out of the top 10 pathogens detected by blood cultures of admitted patients are identified by the T2Bacteria and T2Candida panels. The existing reimbursement codes support our sepsis products and COVID-19 product and we anticipate the same for our product candidates in development.

Products - in Development

T2Biothreat

Our T2Biothreat Panel is a direct-from-blood test panel that is designed to run on the T2Dx Instrument and to simultaneously detect six biothreat pathogens identified as threats by the U.S. Government, including Bacillus anthracis, Burkholderia mallei, Burkholderia pseudomallei, Francisella tularensis, Richettsia prowazekii and Yersinia pestis. In December 2021, the Company initiated a U.S. clinical trial for the T2Biothreat Panel that includes positive samples being prepared and analyzed at a high-containment Biosafety Level 3 laboratory and negative samples being analyzed at a clinical site. The clinical trial is expected to be completed in 2022, and we believe the data from this trial may enable filing a submission to the FDA during 2022.

Comprehensive Sepsis Panel

Our comprehensive sepsis panel is a direct-from-blood test panel that is designed to run on our next generation instrument. The new test panel is designed to detect greater than 95% of all bloodstream infections caused by bacterial and Candida species, and antibiotic resistant markers identified as threats by the CDC, in a single test and to provide a time to result of approximately 3 hours. We believe this test panel, if successfully developed and authorized by the FDA, could be positioned as the primary test for patients at risk of sepsis, and substantially change the blood culture based laboratory workflow.

Next Generation Instrument

Our next-generation instrument, which is being developed in conjunction with our comprehensive sepsis panel, is designed to be fully automated, on-demand, and random access. This design is similar to our current T2Dx Instrument but incorporates faster turnaround times and is designed to detect an increased number of pathogens and resistance genes from a single, whole blood sample.

T2Cauris

Our T2Cauris™ Panel is designed to provide direct detection of the emerging superbug Candida auris in patient skin, patient blood, and hospital environmental samples and is now available for RUO. The CDC evaluated the T2Cauris™ Panel swab test on patient skin samples and published their findings in Mycoses.

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

The goals of the CDC collaboration were to use the T2Dx Instrument to (i) validate the detection of Candida auris from patient skin samples and hospital environmental samples, (ii) validate a process for surveillance of Candida auris in healthcare facilities from skin and environmental samples, and (iii) assist state and local public health labs in combating the outbreak. In a study presented at ASM Microbe 2018 regarding the detection of Candida auris, it was found that our technology provided accurate diagnostic results from patient skin samples.

T2Lyme

Our T2Lyme Panel is a direct-from-blood test panel designed to run on the T2Dx Instrument to identify the bacteria that cause Lyme disease. We believe the T2Lyme Panel may benefit from similar advantages provided by our technology, including the potential for high sensitivity, high specificity, ease of use and rapid time to result. T2Lyme is designed to provide accurate and timely diagnosis of Lyme disease causing pathogens, with the goal of preventing the evolution of the disease to its later stages with associated neurological and musculoskeletal diseases.

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

We believe that our technology can address the significant unmet need associated with Lyme disease, a tick-borne illness that can cause prolonged neurological disease and musculoskeletal disease. For patients with Lyme disease, early diagnosis and appropriate treatment significantly reduces both the likelihood of developing neurological and musculoskeletal disorders, as well as the significant costs associated with treating these complications. Multiple diagnostic methods are used to test for Lyme disease today, which are labor-intensive, can take weeks to process, and are subject to high false negative rates due to their inability to detect the disease, making each method unreliable in the diagnosis of the condition. Because of these limitations, patients are frequently misdiagnosed or are delayed in the diagnosis of this disease.

Based on feedback from the FDA and the dynamics of the Lyme disease testing market, we believe that the most expeditious path for commercializing the T2Lyme Panel may be by offering the test with a partner.

Strategy

Our objective is to establish our products as the standard of care for clinical diagnostics. To achieve this objective, our strategy is to focus on the following three corporate objectives:

•

Accelerating our Sales. Our sales strategy consists of two primary objectives: 1) significantly expanding our T2Dx Instrument installed base by selling or placing new instruments, and 2) growing our sepsis test panel revenue by driving broad utilization among new and existing customers.

In 2021, we entered into contracts for 32 T2Dx Instruments, including 17 instruments during the fourth quarter. Our installed base of T2Dx Instruments includes 89 in the U.S. and 55 internationally. We generated sepsis panel revenue of $5.1 million representing an increase of 46% compared to the prior year. In the U.S., we achieved annualized sepsis test utilization of $118,000 per legacy T2Dx Instrument, an increase of 37% compared to the prior year. We continue to believe that, over time, annualized sepsis test utilization will reach $200,000 per instrument in the U.S.

To further penetrate the market we have materially expanded our commercial team. In the U.S., we have 20 sales territories providing geographic hospital coverage; increased from just 2 sales territories in 2020. We recently hired Brett Giffin as Chief Commercial Officer, and he leads our commercial growth initiatives and is directly responsible for global sales, marketing, service and customer support.

As recently announced, we continue to expand our international distribution network which allows our products to be marketed and sold in more countries. Hospitals around the world face similar challenges when caring for patients suspected of sepsis and we are leaning into this opportunity. In the second half of 2021, we initiated commercialization in Singapore, South Korea, Taiwan, and Mexico by entering into distributor agreements in each of these countries. Shipments to our distribution partners were initiated in the second half of 2021, with 2 T2Dx Instruments shipped to Singapore during the third quarter and 4 T2Dx Instruments shipped to South Korea during the fourth quarter. Early in 2022, we have continued to expand our distribution networks with agreements in Norway, Finland and Turkey and have hired an International Business Manager to focus on the Asia Pacific and Latin America regions.

While sepsis remains the primary focus and the top commercial priority for T2 Biosystems, the introduction of our T2SARS-CoV-2 Panel in 2020 has allowed us to significantly increase our installed base of T2Dx Instruments and gain access to U.S. hospitals that were previously unfamiliar with our products and services. The expanded installed base of 45 T2Dx instruments being used for COVID-19 testing will eventually play a meaningful role in increasing sepsis test panel sales because each of these customers has committed to evaluating our sepsis tests.

Despite the broad use of at-home COVID-19 antigen tests, hospitals continue to rely on molecular or PCR tests, including the T2SARS-CoV-2 Panel, to identify acute COVID-19 infections. The early 2021 surge in COVID-19 infection rates has translated to strong demand for our T2SARS-CoV-2 Panel from U.S. hospitals during the first quarter of 2021, and while we believe there will be continued demand for our T2SARS-CoV-2 Panel, we expect a decrease in sales of our COVID-19 test compared to 2021.

Enhancing our Operations. To sustain growth and drive adoption and utilization of our products over the long-term we continue to implement changes to our operations that enable a more efficient business model.

We have focused on scaling our manufacturing capabilities and strengthening our supply chain. Over the past year, we have increased our manufacturing capabilities from being able to produce 2,000 tests per week to over 7,000 tests per day. To achieve this level of production, we reviewed and refined our business and manufacturing processes, as well as our business systems. We assessed multiple tools and determined that one of the best ways to improve our efficiency was by implementing a new Oracle ERP system, which we implemented during the third quarter of 2021.

In the third quarter of 2021, we signed a lease that will consolidate our existing operations into a single 70,000 square foot, state-of-the-art life sciences facility in Billerica, Massachusetts, to accommodate current and future growth. This new facility will serve as our corporate headquarters and main manufacturing hub. It will also house all of our R&D labs that will aid in the advancement of our future products. This move, which we expect will commence in the second half of 2022, will produce a significant reduction in rent expense, accommodate our manufacturing expansion, and reduce costs through efficiencies gained in working in and maintaining one facility.

During 2022, we also plan to make strategic investments in tooling, automation, and efficiency projects to further scale our manufacturing capabilities and continue to improve cost of goods.

•

Advancing our Pipeline. We are continuing to prioritize the programs under our milestone-based product development contract awarded by BARDA, which is valued at up to $69 million. The four products that we are advancing under the BARDA contract are the T2Resistance Panel, the T2Biothreat Panel, the comprehensive sepsis panel, and the next-generation instrument.

Our scientific team successfully completed the milestones described under Option 1 of the BARDA contract. BARDA subsequently chose to exercise Option 2A of the contract, which is planned for the period between October 2021 and March 2022 and is valued at $6.4 million. Upon the successful completion of Option 2A, we are optimistic that BARDA will choose to exercise Option 2B.

In December 2021, we initiated the U.S. clinical trials for the T2Resistance Panel and the T2Biothreat Panel, both ahead of our previously announced schedule. The clinical trials are designed to evaluate the performance of the T2Resistance and T2Biothreat panels and support submission of marketing applications to the FDA.

The T2Resistance Panel, which runs on our T2Dx Instrument, is a direct-from-blood test panel that simultaneously detects thirteen antibiotic resistance genes from both Gram-positive and Gram-negative bacterial pathogens, which are known to cause antibiotic-resistant infections that may lead to sepsis. It provides accurate results in 3-5 hours without the need to wait days for a positive blood culture. The T2Resistance Panel, which is currently marketed and sold in the EU under a CE-mark, was granted Breakthrough Device designation from the FDA, which offers manufacturers an opportunity to interact with the FDA's experts through several different program options to efficiently address topics as they arise during the premarket review phase, and may help manufacturers receive feedback from the FDA in a timely way. All submissions for devices designated as Breakthrough Devices will receive priority review, meaning that the review of the submission is placed at the top of the appropriate review queue and receives additional review resources at FDA, as needed. The clinical trial for the T2Resistance Panel, which will include up to 1,500 patients across 10 U.S. hospitals, is estimated to cost T2 Biosystems $2.5 million and is expected to be completed in 2022, potentially enabling submission of a marketing application to the FDA during 2022.

The T2Biothreat Panel, which also runs on our T2Dx Instrument, is a direct-from-blood test panel that is designed to provide results in 3-5 hours, and to simultaneously detect six biothreat pathogens identified as threats by the CDC. The clinical trial, which includes positive samples being prepared and analyzed at a high-containment Biosafety Level 3 laboratory and negative samples being analyzed at a single site, is estimated to cost T2 Biosystems $450,000 and is expected to be completed in 2022, potentially enabling submission to the FDA during 2022.

The comprehensive sepsis panel is a direct-from-blood test panel that is designed to run on our next generation instrument. This test panel is designed to detect greater than 95% of all bloodstream infections caused by bacterial and Candida species, and antibiotic resistant markers identified as threats by the CDC, in a single test and to provide a time to result of approximately 3 hours. We believe this test panel, if successfully developed and authorized by the FDA, could be positioned as the primary test for patients at risk of sepsis, and substantially change the blood culture based laboratory workflow.

The next-generation instrument, which is being developed in conjunction with our comprehensive sepsis panel, is designed to be fully-automated, on-demand, and random access. This design is similar to our current T2Dx Instrument but incorporates faster turnaround times and is designed to detect an increased number of pathogens and resistance genes from a single, whole blood sample. The design is approaching completion, and based on the currently outlined schedule, we expect to have a fully functioning Beta unit in the first half of 2022. Once the build-out is complete, we will merge prototypes with the assay and begin full scale system wet testing.

Sales, Marketing and Distribution

We are working to drive awareness and adoption of our products with a direct sales force that targets hospitals that treat critical care patients. At the end of 2021, our commercial organization consisted of 31 people, including 22 people in sales and marketing.

Our sales team employs a strategic approach focusing on clinical value of our products highlighting clinical data, clinical performance of our products, improved patient outcomes and the economic value for hospitals, including providing these hospitals with a customized budget-impact analysis. They also demonstrate the ease-of-use of our products and highlight the advantages of our products over existing diagnostics and empiric therapy practices.

Today, our team markets and sells the T2Dx Instrument, T2Bacteria, T2Candida and T2SARS-CoV-2 products directly to hospitals in the United States. If these institutions optimize the full extent of our technology, we expect a positive network effect in the hospital community, accelerating adoption of T2Bacteria and T2Candida. We believe key aspects of healthcare reform, including a sensitivity to the growing problem of antimicrobial resistance, the focus on cost containment, risk-sharing, and outcomes-based treatment and reimbursement, are aligned with the value proposition of our sepsis products, contributing positively to their adoption.

Outside of the United States, we have received marketing authorizations or certifications in the EU, Australia, and certain countries in the Middle East and Africa, and expect to seek regulatory authorizations or certifications in additional international markets. We market our products primarily through distribution partners who utilize a similar model as our sales approach in the United States. We have obtained CE mark for our products as follows: T2Candida and T2Dx Instrument in July 2014, T2Bacteria in September 2017, and T2Resistance in November 2019. As of the end of 2021, we had distributors throughout the EU, and in a growing number of countries in Asia Pacific, Latin America and the Middle East. These distributors typically have strong, existing relationships with key opinion leaders, have relationships with important hospitals in their respective countries, and have experience in infectious diseases and/or microbiology. We continue to develop partner relationships in other key international markets and plan to further expand our distribution channels in other key markets around the world. We have employed a small regionally-focused commercial team of business managers and field service personnel primarily to support the efforts of our distributors.

Medical and Clinical Affairs

We continue to educate physicians, key decision makers and thought leaders through publishing scientific data in peer-reviewed journals, presenting at major industry conferences and conducting and supporting clinical studies. At the beginning of 2021, we hired Aparna Ahuja, MD as Chief Medical Officer. She has led a total rebuild of our medical, clinical, and regulatory teams. In the past, our medical affairs team was limited to Pharm Ds, and today we have a highly diverse and experienced medical and clinical affairs team of 15 people, which is comprised of infectious disease MDs, laboratory professionals, and Pharm Ds. Our clinical and medical affairs teams are raising awareness by amplifying clinical value messaging for our products. The team is actively engaged with Key Opinion Leaders to generate and share real world data via scientific journal publications, at medical conferences, and at industry trade shows. During 2021, our products were mentioned in over 50 publications, posters, and presentations.

We believe the key decision-makers at hospitals are infectious disease and critical care physicians, laboratory directors, hospital pharmacy, Chief Medical Officers, and hospital administrators. In response to the severity and complexity of managing bloodstream infections, a growing number of hospitals have instituted sepsis committees or antimicrobial stewardship committees to control hospital practices related to infections, including the use of antibiotic and antifungal therapy. These committees typically include key decision-makers, and we believe they can provide a central forum to present the benefits of our products. In addition, we plan to continue to publish scientific data in peer-reviewed journals, present at major medical and scientific conferences and conduct and support clinical trials to provide additional data relative to the performance of T2Candida and T2Bacteria to these decision-makers.

Manufacturing

We manufacture our proprietary T2Dx Instrument and our sepsis test panels at our manufacturing facilities in Lexington, MA and Wilmington, MA. We perform all instrument and tray manufacturing and packaging of final components in accordance with applicable guidelines for medical device manufacturing. We outsource manufacturing of T2SARS-CoV-2 consumable cartridges to a contract manufacturer. Our particles are supplied by a sole source supplier, GE Healthcare. We believe we can secure arrangements with other suppliers on commercially reasonable terms for the products and parts we outsource.

We have implemented a quality management system designed to comply with FDA regulations and International Standards Organization, or ISO, standards governing medical device products. These regulations govern the design, manufacture, testing, release and service of diagnostic products as well as raw material receipt and control. We have received ISO 13485:2016 registration from the National Standards Authority of Ireland. Our key outsourcing partners are also ISO-certified.

We plan to continue to manufacture components that we determine are proprietary or require special processes to produce, while outsourcing the supply of more commodity-like components. We expect to establish additional outsourcing partnerships as we manufacture more products. We believe our facilities in Lexington and Wilmington, Massachusetts are adequate to meet our current manufacturing needs and that additional manufacturing space is readily available for future expansion.

In November 2021, we entered into a lease for 70,125 square feet of office, research, laboratory and manufacturing space in Billerica, Massachusetts. We plan to consolidate all manufacturing facilities into this facility by 2023.

Raw Materials

We purchase many different types of raw materials, including plastics, magnets, metals, electronic and mechanical sub-assemblies and various biological and chemical products. We seek to ensure continuity of raw material supply by securing multiple options for sourcing and also review relevant sources for compliance with conflict minerals requirements. Some of our components are custom-made by only a handful of external suppliers. In certain instances, we have a sole source supply for key product components of the T2Dx Instruments and certain components for our test kits. We have entered into supply agreements with most of our suppliers to help ensure component availability and flexible purchasing terms with respect to the purchase of such components. We have reviewed our suppliers and quantities of key materials and believe we have sufficient stocks and alternate sources of critical materials should our supply chains become disrupted, although raw materials and plastics for the manufacturing of reagents and consumables are in high demand, and interruptions in supply are difficult to predict. We are also experiencing unprecedented cost increases from many of our suppliers, primarily as a result of the ongoing COVID-19 pandemic, labor and supply disruptions and increased inflation. The areas of cost increases include raw materials, components, and value-add supplier labor. We believe that we can continue to take actions to limit the impact of cost increases on such devices, including bulk purchases and entering into long term supply agreements. See “Risk Factors - Risks Related to Our Business and Strategies - We utilize third-party, single-source suppliers for some components and materials used in our products and product candidates, and the loss of any of these suppliers could have an adverse impact on our business.” for additional information.

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

License Agreements

In 2006, we entered into an exclusive license agreement with Massachusetts General Hospital, or MGH, pursuant to which MGH granted to us an exclusive, worldwide, sublicensable license under certain patent rights to make, use, import and commercialize products and processes for diagnostic, industrial and research and development purposes. In 2008 and 2011, we amended our agreement with MGH to add patent rights and to modify, among other things, our diligence and payment obligations.

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

We are required to pay royalties to MGH on net sales of products and processes that are covered by patent rights licensed to us under the agreement at percentages in the low single digits, subject to reductions and offsets in specified circumstances. The products and processes covered by the agreement include T2Bacteria, T2Candida and other particle-based test panels that we may develop in the future. Our royalty obligations, if any, and their duration, will depend on the specific patent rights covering the product or process being sold, and the particular category of product or process, as noted above. With respect to T2Bacteria, T2Candida and other potential particle-based test panels we may develop in the future, our obligation to pay royalties to MGH will expire upon the later of ten years after the first commercial sale of the first product or process in the particular category and the expiration of the patent rights licensed to us under the agreement. We will also be required to pay to MGH a low double-digit percentage of specified gross revenue that we receive from our sublicensees. In addition, we will be required to pay royalties to MGH of less than one percent on net sales of specified products and processes that are not covered by the patent rights licensed to us under the agreement. Our obligation to pay royalties to MGH with respect to such products and processes will expire upon the earlier of 12 years after the first commercial sale of the first such product or process and the termination by MGH of all of the licenses granted to us under the agreement.

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

BARDA Contract

In September 2019, BARDA awarded the Company a milestone-based contract, with an initial value of $6.0 million, and a potential value of up to $69.0 million, if BARDA awards all contract options. BARDA operates within the Office of the Assistant Secretary for Preparedness and Response, or ASPR, at HHS. If BARDA awards and the Company completes all options, the Company’s management believes it will enable a significant expansion of the Company’s current portfolio of diagnostics for sepsis-causing pathogen and antibiotic resistance genes. In September 2020, the Company completed the initial award and BARDA exercised the first contract option valued at $10.5 million. In September 2021, BARDA exercised Option 2A valued at approximately $6.4 million. In April 2021, BARDA agreed to accelerate product development by modifying the contract to advance future deliverables into the currently funded Option 1 of the BARDA contract for the next generation instrument, T2Biothreat, T2Resistance and comprehensive sepsis panel. Should BARDA reduce, cancel or not grant additional milestone projects, our ability to continue our future product development may be impacted.

Competition

While we believe that we are currently the only diagnostic company with FDA-cleared or CE marked commercial products capable of detecting sepsis-causing pathogens and antibiotic resistance genes directly from whole blood, at limits of detection as low as 1 CFU/mL, without the need of culturing colony growth, we compete with commercial diagnostics companies for the limited resources of our customers. Our principal competition is from a number of companies that offer platforms and applications in our target sepsis markets, most of which are more established commercial organizations with considerable name recognition and significant financial resources.

Companies that currently provide traditional blood culture-based diagnostics include Becton Dickinson & Co. and bioMerieux, Inc. In addition, companies offering post-culture species identification using both molecular and non-molecular methods include bioMerieux, Inc. (and its affiliate, BioFire Diagnostics, Inc.), Bruker Corporation, Accelerate Diagnostics, Luminex, Roche, Cepheid and Beckman Coulter, a Danaher company. These post-culture competitors rely on a positive result from blood culture in order to perform their tests, significantly prolonging their results when compared to our technology. Some of the products offered by our competitors require hours of extensive hands-on labor by an operator, while some rely on high concentrations of pathogens present in a positive blood culture, which can require a final concentration of at least 1,000,000 CFU/mL. In addition, there may be a number of new market entrants in the process of developing other post-blood culture diagnostic technologies that may be perceived as competitive with our technology. Karius, Inc. offers a lab developed culture independent diagnostic test for the identification of pathogens that has not been cleared by the FDA but may be perceived as competitive with our technology.

We believe that we have a number of competitive advantages, including:

•	our products’ ability to detect targets directly in complex and high volume samples, including whole blood, eliminating the need for sample extraction and purification;
•	our products’ ability to detect a broad range of targets, providing a wide variety of potential applications both within and outside of the in vitro diagnostics market;
•

our products’ ability to provide rapid and highly-sensitive diagnostic results, which can provide timely information to assist physicians and hospitals to make therapeutic decisions that can improve patient outcomes and reduce healthcare costs;

•	our ability to develop easily operable products for end users;
•	our applications in the field of sepsis that we believe will not require separate reimbursement codes due to the established payment and reimbursement structure in place; and
•	our applications may provide substantial economic benefits to hospitals that can accrue the savings related to the rapid treatment of sepsis patients.

In addition to identifying sepsis-causing pathogens, we can also identify the existence of the SARS-CoV-2 virus. Competition for molecular testing of the SARS-CoV-2 virus includes the same large commercial organizations named above, and extends to other large companies like Abbott, Roche, Bio-Rad, PerkinElmer, Hologic, Thermo Fisher and others. In 2020 and 2021, many of these companies experienced supply shortages for the tests due to high demand. We believe one competitive advantage in this space is the availability of tests due to our ability to produce more tests than our installed base of customers can consume.

Government Regulation

Our products and our operations are subject to significant government regulation by the FDA and other federal, state, and local regulatory authorities, as well as comparable authorities in other jurisdictions. Our products are subject to regulation as medical devices under the Federal Food, Drug, and Cosmetic Act, or FDCA, as implemented and enforced by the FDA.

The FDA and other U.S. and foreign governmental agencies regulate, among other things, with respect to medical devices:

•	design, development and manufacturing;
•	testing, labeling, content and language of instructions for use and storage;
•	clinical studies;
•	product safety;
•	marketing, sales and distribution;
•	pre-market clearance and approval;
•	record keeping procedures;
•	advertising and promotion;
•	recalls and field safety corrective actions;
•	post-market surveillance, including reporting of deaths or serious injuries and malfunctions that, if they were to recur, could lead to death or serious injury;
•	post-market approval studies; and
•	product import and export.

 FDA Pre-market Clearance and Approval Requirements

Each medical device we seek to commercially distribute in the United States must first receive 510(k) clearance, de novo classification, or pre-market approval, or PMA, from the FDA, unless specifically exempted by the FDA. Under the FDCA, medical devices are classified into one of three classes—Class I, Class II or Class III—depending on the degree of risk associated with each medical device and the extent of manufacturer and regulatory control needed to ensure its safety and effectiveness. Class I includes devices with the lowest risk to the patient and are those for which safety and effectiveness can be assured by adherence to the FDA’s General Controls for medical devices, which include compliance with the applicable portions of the FDA’s Quality System Regulation, or QSR, facility registration and product listing, reporting of adverse medical events, and truthful and non-misleading labeling, advertising, and promotional materials. Class II devices are subject to the FDA’s General Controls, and special controls as deemed necessary by the FDA to ensure the safety and effectiveness of the device. These special controls can include performance standards, post-market surveillance, patient registries and FDA guidance documents. While most Class I devices are exempt from the 510(k) premarket notification requirement, manufacturers of most Class II devices are required to submit to the FDA a premarket notification under Section 510(k) of the FDCA requesting permission to commercially distribute the device. The FDA’s permission to commercially distribute a device subject to a 510(k) premarket notification is generally known as 510(k) clearance. Devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices, or devices deemed not substantially equivalent to a previously 510(k) cleared device are categorized as Class III. These devices require submission and approval of a PMA application.

510(k) Clearance Process

To obtain 510(k) clearance, we must submit a pre-market notification to the FDA demonstrating that the proposed device is substantially equivalent to a previously-cleared 510(k) device, a device that was in commercial distribution before May 28, 1976 for which the FDA has not yet called for the submission of pre-market approval applications, or is a device that has been reclassified from Class III to either Class II or I. The FDA’s 510(k) clearance process usually takes from three to 12 months from the date the application is submitted and accepted by the FDA, but may take significantly longer. The FDA may require additional information, including clinical data, to make a determination regarding substantial equivalence. In addition, FDA collects user fees for certain medical device submissions and annual fees for medical device establishments. If the FDA agrees that the device is substantially equivalent to a predicate device currently on the market, it will grant 510(k) clearance to commercially market the device. If the FDA determines that the device is “not substantially equivalent” to a previously cleared device, the device is automatically designated as a Class III device. The device sponsor must then fulfill more rigorous PMA requirements, or can request a risk-based classification determination for the device in accordance with the de novo classification process, which is a route to market for novel medical devices that are low to moderate risk and are not substantially equivalent to a predicate device.

After a device receives 510(k) clearance, any subsequent modification of the device that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, will require a new 510(k) clearance or, depending on the modification, could require pre-market approval or de novo classification. The FDA requires each manufacturer to make this determination initially, but the FDA may review any such decision and may disagree with a manufacturer’s determination. If the FDA disagrees with a manufacturer’s determination, the FDA may require the manufacturer to cease marketing and/or recall the modified device until 510(k) clearance, issuance of a de novo classification or approval of a PMA is obtained. Under these circumstances, the FDA may also subject a manufacturer to significant regulatory fines or other penalties. Our T2Bacteria Panel received 510(k) clearance from the FDA on May 24, 2018.

Over the last several years, the FDA has proposed reforms to its 510(k) clearance process, and such proposals could include increased requirements for clinical data and a longer review period, or could make it more difficult for manufacturers to utilize the 510(k) clearance process for their products. For example, in November 2018, FDA officials announced steps that the FDA intended to take to modernize the premarket notification pathway under Section 510(k) of the FDCA. Among other things, the FDA announced that it planned to develop proposals to drive manufacturers utilizing the 510(k) pathway toward the use of newer predicates. These proposals included plans to potentially sunset certain older devices that were used as predicates under the 510(k) clearance pathway, and to potentially publish a list of devices that have been cleared on the basis of demonstrated substantial equivalence to predicate devices that are more than 10 years old. These proposals have not yet been finalized or adopted, although the FDA may work with Congress to implement such proposals through legislation. More recently, in September 2019, the FDA issued revised final guidance describing an optional “safety and performance based” premarket review pathway for manufacturers of “certain, well-understood device types” to demonstrate substantial equivalence under the 510(k) clearance pathway by showing that such device meets objective safety and performance criteria established by the FDA, thereby obviating the need for manufacturers to compare the safety and performance of their medical devices to specific predicate devices in the clearance process. The FDA has developed and maintains a list of device types appropriate for the “safety and performance based” pathway and continues to develop product-specific guidance documents that identify the performance criteria for each such device type, as well as recommended testing methods, where feasible.

Pre-market Approval Process

Class III devices require PMA approval before they can be marketed, although some pre-amendment Class III devices for which FDA has not yet required a PMA are cleared through the 510(k) process. The PMA process is more demanding than the 510(k) premarket notification process. In a PMA, the manufacturer must demonstrate that the device is safe and effective, and the PMA must be supported by extensive data, including data from pre-clinical studies and human clinical trials. The PMA must also contain a full description of the device and its components, a full description of the methods, facilities, and controls used for manufacturing, and proposed labeling. After a PMA application is submitted and filed by the FDA, the FDA begins an in-depth review of the submitted information, which typically takes between one and three years, but may take significantly longer. During this review period, the FDA may request additional information or clarification of information already provided. Also during the review period, an advisory panel of experts from outside the FDA may be convened to review and evaluate the application and provide recommendations to the FDA as to the approvability of the device. The FDA may or may not accept the panel’s recommendation. In addition, the FDA will conduct a pre-approval inspection of the manufacturing facility to ensure compliance with the QSR, which imposes elaborate design development, testing, control, documentation and other quality assurance procedures in the design and manufacturing process.

The FDA will approve the new device for commercial distribution if it determines that the data and information in the PMA constitute valid scientific evidence and that there is reasonable assurance that the device is safe and effective for its intended use(s). The FDA may approve a PMA application with post-approval conditions intended to ensure the safety and effectiveness of the device including, among other things, restrictions on labeling, promotion, sale and distribution and collection of long-term follow-up data from patients in the clinical study that supported approval or requirements to conduct additional clinical studies post-approval. The FDA may condition PMA approval on some form of post-market surveillance when deemed necessary to protect the public health or to provide additional safety and efficacy data for the device in a larger population or for a longer period of use. In such cases, the manufacturer might be required to follow certain patient groups for a number of years and to make periodic reports to the FDA on the clinical status of those patients. Failure to comply with the conditions of approval can result in materially adverse enforcement action, including the loss or withdrawal of the approval.

Certain changes to an approved device, such as changes in manufacturing facilities, methods, or quality control procedures, or changes in the design performance specifications, which affect the safety or effectiveness of the device, require submission of a PMA supplement. PMA supplements often require submission of the same type of information as an original PMA application, except that the supplement is limited to information needed to support any changes from the device covered by the original PMA application, and may not require as extensive clinical data or the convening of an advisory panel. Certain other changes to an approved device require the submission of a new PMA, such as when the design change causes a different intended use, mode of operation, and technical basis of operation, or when the design change is so significant that a new generation of the device will be developed, and the data that were submitted with the original PMA are not applicable for the change in demonstrating a reasonable assurance of safety and effectiveness.

De novo Classification Process

Medical device types that the FDA has not previously classified as Class I, II, or III are automatically classified into Class III regardless of the level of risk they pose. The Food and Drug Administration Modernization Act of 1997 established a route to market for low to moderate risk medical devices that are automatically placed into Class III due to the absence of a predicate device, called the “Request for Evaluation of Automatic Class III Designation,” or the de novo classification procedure. This procedure allows a manufacturer whose novel device is automatically classified into Class III to request down-classification of its medical device into Class I or Class II on the basis that the device presents low or moderate risk, rather than requiring the submission and approval of a PMA application. Prior to the enactment of the Food and Drug Administration Safety and Innovation Act, or FDASIA, in July 2012, a medical device could only be eligible for de novo classification if the manufacturer first submitted a 510(k) premarket notification and received a determination from the FDA that the device was not substantially equivalent. FDASIA streamlined the de novo classification pathway by permitting manufacturers to request de novo classification directly without first submitting a 510(k) premarket notification to the FDA and receiving a not substantially equivalent determination. Under FDASIA, FDA is required to classify the device within 120 days following receipt of the de novo application. If the manufacturer seeks reclassification into Class II, the manufacturer must include a draft proposal for special controls that are necessary to provide a reasonable assurance of the safety and effectiveness of the medical device. In addition, the FDA may reject the de novo request if it identifies a legally marketed predicate device that would be appropriate for a 510(k) or determines that the device is not low-to-moderate-risk or that general controls would be inadequate to control the risks and/or that special controls cannot be developed. On September 22, 2014, the FDA granted de novo classification to the T2Dx and T2Candida, and classified these products as Class II medical devices.

Clinical Trials

Clinical trials are typically required to support a PMA application or de novo request, and are sometimes required to support a 510(k) pre-market notification. All clinical investigations of devices to determine safety and effectiveness must be conducted in accordance with the FDA’s investigational device exemption, or IDE, regulations which govern investigational device labeling, prohibit promotion of the investigational device, and specify an array of recordkeeping, reporting and monitoring responsibilities of study sponsors and study investigators. If the device presents a “significant risk” to human health, as defined by the FDA, the FDA requires the device sponsor to submit an IDE application to the FDA, which must become effective prior to commencing human clinical trials. If the device under evaluation does not present a significant risk to human health, then the device sponsor is not required to submit an IDE application to the FDA before initiating human clinical trials, but must still comply with abbreviated IDE requirements when conducting such trials. A significant risk device is one that presents a potential for serious risk to the health, safety or welfare of a patient and either is implanted, used in supporting or sustaining human life, substantially important in diagnosing, curing, mitigating or treating disease or otherwise preventing impairment of human health, or otherwise presents a potential for serious risk to a subject. An IDE application must be supported by appropriate data, such as animal and laboratory test results, showing that it is safe to test the device in humans and that the testing protocol is scientifically sound. The IDE will automatically become effective 30 days after receipt by the FDA unless the FDA notifies the company that the investigation may not begin. If the FDA determines that there are deficiencies or other concerns with an IDE for which it requires modification, the FDA may permit a clinical trial to proceed under a conditional approval.

Regardless of the degree of risk presented by the medical device, clinical studies must be approved by, and conducted under the oversight of, an Institutional Review Board, or IRB, for each clinical site. The IRB is responsible for the initial and continuing review of the IDE, and may pose additional requirements for the conduct of the study. If an IDE application is approved by the FDA and one or more IRBs, human clinical trials may begin at a specific number of investigational sites with a specific number of patients, as approved by the FDA. An IDE supplement must be submitted to, and approved by, the FDA before a sponsor or investigator may make a change to the investigational plan that may affect its scientific soundness, study plan or the rights, safety or welfare of human subjects. During a study, the sponsor is required to comply with the applicable FDA requirements, including, for example, trial monitoring, selecting clinical investigators and providing them with the investigational plan, ensuring IRB review, adverse event reporting, record keeping and prohibitions on the promotion of investigational devices or on making safety or effectiveness claims for them. The clinical investigators in the clinical study are also subject to FDA’s regulations and must obtain patient informed consent, rigorously follow the investigational plan and study protocol, control the disposition of the investigational device, and comply with all reporting and recordkeeping requirements. Additionally, after a trial begins, the sponsor, the FDA or the IRB could suspend or terminate a clinical trial at any time for various reasons, including a belief that the risks to study subjects outweigh the anticipated benefits.

Expedited Development and Review Programs

Following passage of the 21st Century Cures Act, the FDA implemented the Breakthrough Devices Program, which is a voluntary program offered to manufacturers of certain medical devices and device-led combination products that may provide for more effective treatment or diagnosis of life-threatening or irreversibly debilitating diseases or conditions. The goal of the program is to provide patients and health care providers with more timely access to qualifying devices by expediting their development, assessment and review, while preserving the statutory standards for PMA approval, 510(k) clearance and de novo classification. The program is available to medical devices that meet certain eligibility criteria, including that the device provides more effective treatment or diagnosis of life-threatening or irreversibly debilitating diseases or conditions, and that the device meets one of the following criteria: (i) the device represents a breakthrough technology, (ii) no approved or cleared alternatives exist, (iii) the device offers significant advantages over existing approved or cleared alternatives, or (iv) the availability of the device is in the best interest of patients. Breakthrough Device designation provides certain benefits to device developers, including more interactive and timely communications with FDA staff, use of post-market data collection, when scientifically appropriate, to facilitate expedited and efficient development and review of the device, opportunities for efficient and flexible clinical study design, and prioritized review of premarket submissions.

Emergency Use Authorization

The Commissioner of the FDA, under delegated authority from the Secretary of HHS may, under certain circumstances in connection with a declared public health emergency, allow for the marketing of a product that does not otherwise comply with FDA regulations by issuing an EUA for such product. Before an EUA may be issued by HHS, the Secretary must declare an emergency based a determination that public health emergency exists that effects or has the significant potential to affect, national security, and that involves a specified biological, chemical, radiological, or nuclear agent or agents, or CBRN, or a specified disease or condition that may be attributable to such CBRN. On February 4, 2020, the HHS Secretary determined that there is such a public health emergency that involves the virus now known as SARS-CoV-2, the virus that causes the COVID-19 infection. Once the determination of the threat or emergency has been made, the Secretary of HHS must then declare that an emergency exists justifying the issuance of EUAs for certain types of products (referred to as EUA declarations). On February 4, 2020, the Secretary of HHS declared – on the basis of his determination of a public health emergency that has the potential to affect national security or the health and security of U.S. citizens living abroad that involves SARS-CoV-2 – that circumstances exist justifying authorization of in vitro diagnostic devices during the COVID-19 pandemic, subject to the terms of any EUA that is issued.

Once an EUA declaration has been issued, the FDA can issue EUAs for products that fall within the scope of that declaration. To issue an EUA, the FDA Commissioner must conclude that (1) the CBRN that is referred to in the EUA declaration can cause serious or life-threatening diseases or conditions; (2) based on the totality of scientific evidence available, it is reasonable to believe that the product may be effective in diagnosing, treating, or preventing the disease or condition attributable to the CBRN and that the product’s known and potential benefits outweigh its known and potential risks; and (3) there is no adequate, approved, and available alternative to the product. Products subject to an EUA must still comply with the conditions of the EUA, including labeling and marketing requirements. Moreover, the authorization to market products under an EUA is limited to the period of time the EUA declaration is in effect, and the FDA can revoke an EUA in certain circumstances.

At certain points during the COVID-19 pandemic, the FDA has issued policies indicating that it would not object to test developers distributing or offering their validated tests prior to receipt of an EUA, provided the test developers met certain criteria set forth in published enforcement policies. In June 2020, we launched the T2SARS-CoV-2 Panel, our COVID-19 molecular diagnostic test, after validation of the test pursuant to the FDA’s policy permitting COVID-19 tests to be marketed prior to receipt of an EUA, subject to certain prerequisites. In August 2020, the FDA granted an EUA to the T2SARS-CoV-2 Panel for the qualitative direct detection of nucleic acid from SARS-CoV-2 in upper respiratory specimens (such as nasal, mid-turbinate, nasopharyngeal, and oropharyngeal swab specimens) and bronchoalveolar lavage specimens from individuals suspected of COVID-19 by their healthcare provider.

Research-use-only devices

Some of our products, including our T2Resistance Panel and T2Cauris Panel are currently available RUO. An RUO device is an in vitro diagnostic device, or IVD, that is in the laboratory research phase of development. IVDs that are marketed for RUO are not intended for use in a clinical investigation or for clinical diagnostic use outside an investigation and must be labeled “For Research Use Only. Not for use in diagnostic procedures.” Products that are intended for RUO and are properly labeled as RUO are exempt from compliance with the FDA’s requirements applicable to medical devices more generally, including the requirements for clearance or approval and compliance with the FDA’s QSR. A product labeled RUO but intended to be used diagnostically may be viewed by the FDA as adulterated and misbranded under the FDCA and is subject to FDA enforcement activities. The FDA may consider the totality of the circumstances surrounding distribution and use of an RUO product, including how the product is marketed, when determining its intended use.

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

•

post-market surveillance QSR requirements, which require manufacturers, including third-party manufacturers, to follow stringent design, testing, control, documentation and other quality assurance procedures during all aspects of the design and manufacturing process;

•

establishment registration, which requires establishments involved in the production and distribution of medical devices, intended for commercial distribution in the United States, to register with the FDA;

•	medical device listing, which requires manufacturers to list the devices they have in commercial distribution with the FDA;
•

clearance or approval of product modifications to cleared devices or devices authorized through the de novo classification process that could significantly affect safety or effectiveness, or that would constitute a major change in intended use of such devices, or approval of certain modifications to PMA-approved devices;

•

labeling regulations, which prohibit “misbranded” devices from entering the market, as well as prohibit the promotion of investigational products or promotion of “off-label” uses for cleared or approved products; and

•

post-market surveillance activities and regulations, which apply when deemed by the FDA to be necessary to protect the public health or to provide additional safety and effectiveness data for the device;

•

correction, removal and recall reporting regulations, which require that manufacturers report to the FDA field corrections and product recalls or removals if undertaken to reduce a risk to health posed by the device or to remedy a violation of the FDCA that may present a risk to health; and

•	the FDA’s recall authority, whereby the agency can order device manufacturers to recall from the market a product that is in violation of governing laws and regulations.

Manufacturing processes for medical devices are required to comply with the applicable portions of the QSR, which cover the methods and the facilities and controls for the design, manufacture, testing, production, processes, controls, quality assurance, labeling, packaging, distribution, installation and servicing of finished devices intended for human use. The QSR also requires, among other things, maintenance of a device master file, device history file, and complaint files. As a manufacturer, we are subject to periodic scheduled or unscheduled inspections by the FDA. Failure to maintain compliance with the QSR requirements could result in the shutdown of, or restrictions on, manufacturing operations and the recall or seizure of marketed products. The discovery of previously unknown problems with marketed medical devices, including unanticipated adverse events or adverse events of increasing severity or frequency, whether resulting from the use of the device within the scope of its clearance or off-label by a physician in the practice of medicine, could result in restrictions on the device, including the removal of the product from the market or voluntary or mandatory device recalls.

The FDA has broad regulatory compliance and enforcement powers. Failure to comply with applicable regulatory requirements may result in enforcement action by the FDA, which may include one or more of the following sanctions:

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

International Regulation

Sales of medical devices (including in vitro diagnostic medical devices, or IVD MDs) outside the United States are subject to foreign government regulations, which vary substantially from country to country. In order to market our products in other countries, we must obtain regulatory approvals and comply with extensive safety and quality regulations in other countries. The time required to obtain approval by a foreign country may be longer or shorter than that required for FDA clearance or approval, and the requirements may differ significantly.

Regulation of Medical Devices in the European Union

The EU has adopted specific directives and regulations regulating the design, manufacture, clinical investigations, conformity assessment, labeling and adverse event reporting for medical devices (including IVD MDs).

In the EU, there is currently no premarket government review of medical devices (including IVD MDs). However, the EU requires that all IVD MDs placed on the market in the EU must meet the essential requirements of the EU In Vitro Diagnostic Medical Devices Directive (Directive 98/79/EC), or IVDD, including the requirement that an IVD MD must be designed and manufactured in such a way that it will not compromise the clinical condition or safety of patients, or the safety and health of users and others. In addition, the device must achieve the performances intended by the manufacturer and be designed, manufactured, and packaged in a suitable manner. The European Commission has adopted various standards applicable to medical devices. There are also harmonized standards relating to design and manufacture. While not mandatory, compliance with these standards is viewed as the easiest way to satisfy the essential requirements as a practical matter as it creates a rebuttable presumption that the device satisfies that essential requirement.

Compliance with the essential requirements of the IVDD is a prerequisite for European conformity marking, or CE mark, without which IVD MDs cannot be marketed or sold in the EU. To demonstrate compliance with the essential requirements laid down in Annex I to the IVDD, medical device manufacturers must undergo a conformity assessment procedure, which varies according to the type of medical device and its (risk) classification. As a general rule, demonstration of conformity of IVD MDs and their manufacturers with the essential requirements must be based, among other things, on the evaluation of clinical data supporting the safety and performance of the products during normal conditions of use. Specifically, a manufacturer must demonstrate that the device achieves its intended performance during normal conditions of use, that the known and foreseeable risks, and any adverse events, are minimized and acceptable when weighed against the benefits of its intended performance, and that any claims made about the performance and safety of the device are supported by suitable evidence. Except for (general) IVD MDs (i.e., all IVD MDs other than those covered by Annex II to the IVDD and IVD MDs for self-testing), where the manufacturer can self-assess the conformity of its products with the essential requirements, a conformity assessment procedure requires the intervention of a notified body. Notified bodies are independent organizations designated by EU member states to assess the conformity of devices before being placed on the market. A notified body would typically audit and examine a product’s technical dossiers and the manufacturers’ quality system (notified body must presume that quality systems which implement the relevant harmonized standards – which is ISO 13485:2016 for Quality Management Systems – conform to these requirements). If satisfied that the relevant product conforms to the relevant essential requirements, the notified body issues a certificate of conformity, which the manufacturer uses as a basis for its own declaration of conformity. The manufacturer may then apply the CE mark to the device, which allows the device to be placed on the market throughout the EU. We conducted a conformity assessment of the T2Dx Instrument and T2Candida with the IVDD in late 2014, based upon an EC declaration of conformity dated July 7, 2014 and updated on September 9, 2015 and May 26, 2016, allowing us to affix the CE mark to these products. For T2Bacteria and T2Resistance we respectively obtained a declaration of conformity on June 30, 2017 and on November 14, 2019, allowing us to affix the CE mark to these products.

Throughout the term of the certificate of conformity, the manufacturer will be subject to periodic surveillance audits to verify continued compliance with the applicable requirements. In particular, there will be a new audit by the notified body before it will renew the relevant certificate(s).

All manufacturers placing IVD MDs on the market in the EU must comply with the EU medical device vigilance system. Under this system, incidents must be reported to the relevant authorities of the EU member states, and manufacturers are required to take Field Safety Corrective Actions, or FSCAs, to reduce a risk of death or serious deterioration in the state of health associated with the use of an in vitro diagnostic medical device that is already placed on the market. An incident is defined as any malfunction or deterioration in the characteristics and/or performance of a device, as well as any inadequacy in the labeling or the instructions for use which, directly or indirectly, might lead to or might have led to the death of a patient or user or of other persons or to a serious deterioration in their state of health. An FSCA may include the recall, modification, exchange, destruction or retrofitting of the device. FSCAs must be communicated by the manufacturer or its legal representative to its customers and/or to the end users of the device through field safety notices.

The advertising and promotion of in vitro diagnostic medical devices is subject to some general principles set forth by EU directives. According to the IVDD, only devices that are CE marked may be marketed and advertised in the EU in accordance with their intended purpose. Directive 2006/114/EC concerning misleading and comparative advertising and Directive 2005/29/EC on unfair commercial practices, while not specific to the advertising of medical devices, also apply to the advertising thereof and contain general rules, for example requiring that advertisements are evidenced, balanced and not misleading. Specific requirements are defined at national level. EU member states laws related to the advertising and promotion of medical devices (including in vitro diagnostic medical devices), which vary between jurisdictions, may limit or restrict the advertising and promotion of products to the general public and may impose limitations on promotional activities with healthcare professionals.

Many EU member states have adopted specific anti-gift statutes that further limit commercial practices for medical devices (including IVD MDs), in particular vis-à-vis healthcare professionals and organizations. Additionally, there has been a recent trend of increased regulation of payments and transfers of value provided to healthcare professionals or entities and many EU member states have adopted national “Sunshine Acts” which impose reporting and transparency requirements (often on an annual basis), similar to the requirements in the United States, on medical device manufacturers. Certain countries also mandate implementation of commercial compliance programs.

In the EU, regulatory authorities have the power to carry out announced and, if necessary, unannounced inspections of companies, as well as suppliers and/or sub-contractors and, where necessary, the facilities of professional users. Failure to comply with regulatory requirements (as applicable) could require time and resources to respond to the regulatory authorities’ observations and to implement corrective and preventive actions, as appropriate. Regulatory authorities have broad compliance and enforcement powers and if such issues cannot be resolved to their satisfaction can take a variety of actions, including untitled or warning letters, fines, consent decrees, injunctions, or civil or criminal penalties.

The EU regulatory landscape concerning medical devices is evolving. On April 5, 2017, Regulation (EU) 2017/746 of the European Parliament and of the Council on in vitro diagnostic medical devices and repealing Directive 98/79/EC and Commission Decision 2010/227/EU, or IVDR, was adopted to establish a modernized and more robust EU legislative framework, with the aim of ensuring better protection of public health and patient safety. Unlike the IVDD, the IVDR is directly applicable in all EU member states without the need for member states to implement into national law. This aims at reducing the risk of discrepancies in interpretation across the different European markets. On October 14, 2021, the European Commission proposed a “progressive” roll-out of the EU IVDR to prevent disruption in the supply of IVDs. The European Parliament and Council voted to adopt the proposed regulation on December 15, 2021, and the regulation entered into force on January 2022. The EU IVDR will fully apply on May 26, 2022 but there will be a tiered system extending the grace period for many devices (depending on their risk classification) before they have to be fully compliant with the regulation.

The IVDR will become applicable five years after publication on May 26, 2022. Once applicable, the IVDR will among other things:

•	strengthen the rules on placing devices on the market and reinforce surveillance once they are available;
•	establish explicit provisions on manufacturers’ responsibilities for the follow-up of the quality, performance and safety of devices placed on the market;
•	establish explicit provisions on importers’ and distributors’ obligations and responsibilities;
•	impose an obligation to identify a responsible person who is ultimately responsible for all aspects of compliance with the requirements of the new regulation;
•

improve the traceability of medical devices throughout the supply chain to the end-user or patient through the introduction of a unique identification number, to increase the ability of manufacturers and regulatory authorities to trace specific devices through the supply chain and to facilitate the prompt and efficient recall of medical devices that have been found to present a safety risk;

•	set up a central database (Eudamed) to provide patients, healthcare professionals and the public with comprehensive information on products available in the EU; and
•	strengthen rules for the assessment of certain high-risk devices that may have to undergo an additional check by experts before they are placed on the market.

The aforementioned EU rules are generally applicable in the European Economic Area, or EEA, which consists of the 27 EU member states plus Norway, Liechtenstein and Iceland.

Brexit

Since January 1, 2021, the Medicines and Healthcare Products Regulatory Agency, or MHRA, has become the sovereign regulatory authority responsible for Great Britain (i.e. England, Wales and Scotland) medical device market according to the requirements provided in the Medical Devices Regulations 2002 (SI 2002 No 618, as amended) that sought to give effect to the three pre-existing EU directives governing active implantable medical devices, general medical devices and IVD MDs whereas Northern Ireland continues to be governed by EU rules according to the Northern Ireland Protocol. Following the end of the Brexit transitional period on January 1, 2021, new regulations require medical devices to be registered with the MHRA (but manufacturers were given a grace period of four to 12 months to comply with the new registration process) before being placed on Great Britain market. The MHRA only registers devices where the manufacturer or their United Kingdom, or UK, Responsible Person has a registered place of business in the UK. Manufacturers based outside the UK need to appoint a UK Responsible Person that has a registered place of business in the UK to register devices with the MHRA in line with the grace periods. By July 1, 2023, in Great Britain, all medical devices will require a UKCA, or UK Conformity Assessed, mark but CE marks issued by EU notified bodies will remain valid until this time. Manufacturers may choose to use the UKCA mark on a voluntary basis until June 30, 2023. However, UKCA marking will not be recognized in the EU. The rules for placing medical devices on the market in Northern Ireland, which is part of the UK, differ from those in the rest of the UK. Compliance with this legislation is a prerequisite to be able to affix the UKCA mark to our products, without which they cannot be sold or marketed in Great Britain.

An MHRA public consultation was opened until end of November 2021 on the post-Brexit regulatory framework for medical devices and diagnostics. MHRA seeks to amend the UK Medical Devices Regulations 2002 (which are based on EU legislation, primarily the EU Medical Devices Directive 93/42/EEC and the IVDD), in particular to create a new access pathways to support innovation, create an innovative framework for regulating software and artificial intelligence as medical devices, reform IVD MDs regulation, and foster sustainability through the reuse and remanufacture of medical devices. The regime is expected to come into force in July 2023, coinciding with the end of the acceptance period for EU CE marks in Great Britain, subject to appropriate transitional arrangements. The consultation indicated that the MHRA will publish guidance in relation to the changes to the regulatory framework and may rely more heavily on guidance to add flexibility to the regime.

In addition, the Trade Deal between the UK and the EU generally provides for cooperation and exchange of information between the parties in the areas of product safety and compliance, including market surveillance, enforcement activities and measures, standardization-related activities, exchanges of officials, and coordinated product recalls. As such, processes for compliance and reporting should reflect requirements from regulatory authorities.

Other Healthcare Laws

Our current and future business activities are subject to healthcare regulation and enforcement by the federal government and the states and foreign governments in which we conduct our business. These laws include, without limitation, state and federal anti-kickback, fraud and abuse, false claims, data privacy and security and transparency laws and regulations regarding payments or other transfers of value made to physicians and other licensed healthcare professionals.

The federal Anti-Kickback Statute prohibits, among other things, any person from knowingly and willfully offering, soliciting, receiving or providing remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce either the referral of an individual, for an item or service or the purchasing, leasing, ordering, or arranging for or recommending the purchase, lease or order of any good, facility, item or service, for which payment may be made, in whole or in part, under federal healthcare programs such as the Medicare and Medicaid programs. Although there are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution, the exceptions and safe harbors are drawn narrowly. Practices that involve remuneration that may be alleged to be intended to induce prescribing, purchases or recommendations may be subject to scrutiny if they do not qualify for an exception or safe harbor. Failure to meet all of the requirements of a particular applicable statutory exception or regulatory safe harbor does not make the conduct per se illegal under the Anti-Kickback Statute. Instead, the legality of the arrangement will be evaluated on a case-by-case basis based on a cumulative review of all its facts and circumstances. Several courts have interpreted the statute’s intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals of federal healthcare covered business, the Anti-Kickback Statute has been violated. In addition, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. The majority of states also have anti-kickback laws which establish similar prohibitions and, in some cases, may apply to items or services reimbursed by any third-party payor, including commercial insurers.

Additionally, the civil False Claims Act prohibits, among other things, knowingly presenting or causing the presentation of a false or fraudulent claim for payment to, or approval by, the U.S. government. In addition to actions initiated by the government itself, the statute authorizes actions to be brought on behalf of the federal government by a private party having knowledge of the alleged fraud. Because the complaint is initially filed under seal, the action may be pending for some time before the defendant is even aware of the action. If the government intervenes and is ultimately successful in obtaining redress in the matter, or if the plaintiff succeeds in obtaining redress without the government’s involvement, then the plaintiff will receive a percentage of the recovery. The federal government is using the False Claims Act, and the accompanying threat of significant liability, in its investigation and prosecution of life sciences companies throughout the country, for example, in connection with the promotion of products for unapproved uses and other sales and marketing practices. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act. The government has obtained multi-million and multi-billion dollar settlements under the False Claims Act in addition to individual criminal convictions under applicable criminal statutes. Given the significant size of actual and potential settlements, it is expected that the government will continue to devote substantial resources to investigating healthcare providers’ and manufacturers’ compliance with applicable fraud and abuse laws.

The Federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, created new federal criminal statutes that prohibit, among other actions, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payors, and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Like the Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.

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

Moreover, the Physician Payments Sunshine Act requires certain device manufacturers, among others, to report certain payments or “transfers of value” provided to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain non-physician practitioners (physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified registered nurse anesthetists and certified nurse midwives) and teaching hospitals, and to report ownership and investment interests held by physicians and their immediate family members during the preceding calendar year. The statute includes in its reporting requirements a broad range of transfers of value including, but not limited to, consulting fees, speaker honoraria, charitable contributions, research payments and grants. Failure to report could subject companies to significant financial penalties. Tracking and reporting the required payments and transfers of value may result in considerable expense and additional resources. Several states currently have similar laws and more states may enact similar legislation, some of which may be broader in scope. For example, certain states require the implementation of compliance programs, compliance with industry ethics codes, implementation of gift bans and spending limits, and/or reporting of gifts, compensation and other remuneration to healthcare professionals.

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

Climate Change and Environmental Laws

The medical device industry is increasingly becoming subject of scrutiny, stringent regulation and the demand for green, sustainable products. We are focused on monitoring these increasing requirements for efficient and accurate processes for hazardous substance handling, supplier disclosures, and regulatory reporting in order to comply with numerous global health and environmental regulatory requirements and restrictions.

We believe that we are in compliance in all material respects with all foreign, federal, state, and local environmental regulations applicable to our manufacturing facilities. The cost of ongoing compliance with such regulations does not have a material effect on our operations.

Coverage and Reimbursement

Maintaining and growing sales of our diagnostic tests depend in large part on the availability of adequate coverage and reimbursement from third-party payors, including government programs such as Medicare and Medicaid, private insurance plans and managed care programs. These third-party payors are increasingly limiting coverage and reducing reimbursement for medical products and services, including clinical laboratory tests. In addition, the U.S. government, state legislatures and foreign governments have continued implementing cost-containment programs, including price controls and restrictions on coverage and reimbursement. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit our net revenue and results. Third-party payors may deny coverage if they determine that our products are not cost-effective as determined by the payor, or are deemed by the third-party payor to be experimental or medically unnecessary. Decreases in third-party reimbursement for our products, product candidates, or services in which our products are used, or a decision by a third-party payor to not cover our tests, product candidates, or services in which our products are used could reduce physician utilization of our tests, if approved, and have a material adverse effect on our sales, results of operations and financial condition.

Hospitals, clinical laboratories and other healthcare provider customers that may purchase our products and/or product candidates generally bill various third-party payors to cover all or a portion of the costs and fees associated with diagnostic tests, including the cost of the purchase of our products and/or product candidates. The majority of our diagnostic tests are performed in a hospital inpatient setting, where governmental payors, such as Medicare, generally reimburse hospitals with a single bundled payment that is based on the patients’ diagnosis under a classification system known as the Medicare severity diagnosis-related groups, or MS-DRGs, classification for all items and services provided to the patient during a single hospitalization, regardless of whether our diagnostic tests are performed during such hospitalization. In addition, new products may be eligible for an add-on payment for a time period up to three years if they meet certain criteria, including, among other things, demonstrating a substantial clinical improvement relative to services or technologies previously available. Effective October 1, 2019, hospitals paid under the Medicare Hospital Inpatient Prospective Payment System are eligible to receive a new technology add-on payment, or NTAP for T2Bacteria, which is incremental to the MS-DRG reimbursement for qualifying Medicare inpatient cases based on the cost of the case. The Centers for Medicare & Medicaid Services, or CMS, has subsequently extended the NTAP for T2Bacteria for fiscal years 2021 and 2022. To the extent that our diagnostic tests are performed in an outpatient setting, certain of our tests, including our T2SARS-CoV-2 Panel may be eligible for separate payment using existing Current Procedural Terminology, or CPT, codes, under the Clinical Laboratory Fee Schedule.

In international markets, reimbursement and healthcare payment systems vary significantly by country, and many countries have instituted price ceilings on specific product lines and procedures.  EU member states and the UK impose controls on whether products are reimbursable by national or regional health service providers and on the prices at which devices are reimbursed under state-run healthcare schemes. More and more, local, product specific reimbursement law is applied as an overlay to medical device regulation, which has provided an additional layer of clearance requirement.

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

Healthcare Reform

In the United States and certain foreign jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes to the healthcare system. In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively the ACA, was signed into law, which substantially changed the way healthcare is financed by both governmental and private insurers in the United States. By way of example, the ACA created a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; and established a Center for Medicare & Medicaid Innovation at CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, including a national pilot program on payment bundling to encourage hospitals, physicians and other providers to improve the coordination, quality and efficiency of certain healthcare services through bundled payment models.

Since its enactment, there have been judicial, executive and Congressional challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court’s decision, President Biden issued an executive order initiating a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare.

Other legislative changes have been proposed and adopted since the ACA was enacted. These changes included aggregate reductions of Medicare payments to providers of 2% per fiscal year, which will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022 and a 1% reduction from April 1, 2022 through June 30, 2022, absent additional congressional action. In addition, on January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. The Medicare Access and CHIP Reauthorization Act of 2015, or MACRA, enacted on April 16, 2015, repealed the formula by which Medicare made annual payment adjustments to physicians and replaced the former formula with fixed annual updates and a new system of incentive payments that are based on various performance measures and physicians’ participation in alternative payment models such as accountable care organizations. It is unclear what effect new quality and payment programs, such as MACRA, may have on our business, financial condition, results of operations or cash flows.

On January 1, 2018, CMS implemented certain provisions of the Protecting Access to Medicare Act of 2014, or PAMA, which made substantial changes to the way in which clinical laboratory services are paid under Medicare. Under PAMA, laboratories that receive the majority of their Medicare revenue from payments made under the CLFS or the Physician Fee Schedule are required to report to CMS, beginning in 2017 and every three years thereafter (or annually for “advanced diagnostics laboratory tests”), private payer payment rates and volumes for their tests. Laboratories that fail to report the required payment information may be subject to substantial civil monetary penalties. CMS uses the data to calculate a weighted median payment rate for each test, which is used to establish a revised Medicare reimbursement rate. Under PAMA, the revised Medicare reimbursement rates were scheduled to apply to clinical diagnostic laboratory tests furnished on or after January 1, 2018. The revised reimbursement methodology is expected to generally result in relatively lower reimbursement under Medicare for clinical diagnostic lab tests that has been historically available. Any reduction to payment rates resulting from the new methodology is limited to 10% per test per year in 2018 through 2020, and to 15% per test per year in 2021 through 2023. The CARES Act, which was signed into law on March 27, 2020, amended the timeline for reporting private payer payment rates and delayed by one year the payment reductions scheduled for 2021. On December 10, 2021, Congress passed the Protecting Medicare and American Farmers from Sequester Cuts Act, or PMAFSA, which delayed the next data reporting period by an additional year and prevented any reduction in payment amounts from commercial payer rate implementation in 2022.

We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our products or additional pricing pressure.

For instance, in December 2021, the EU Regulation No 2021/2282 on Health Technology Assessment, or HTA, amending Directive 2011/24/EU, was adopted. This regulation which entered into force in January 2022 intends to boost cooperation among EU member states in assessing health technologies, including some medical devices and IVD MDs, and providing the basis for cooperation at the EU level for joint clinical assessments in these areas. The regulation foresees a three-year transitional period and will permit EU member states to use common HTA tools, methodologies, and procedures across the EU, working together in four main areas, including joint clinical assessment of the innovative health technologies with the most potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual EU member states will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technologies, and making decisions on pricing and reimbursement.

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

We continuously seek to improve our proprietary technology. As we make improvements, we anticipate we will make available new and improved generations of our diagnostic instruments and panels. Our technology developmental efforts are focused on applying our proprietary technology to additional potential applications in the in vitro diagnostics area. We believe that technical advantage is important to sustain a competitive advantage, and therefore our research and development efforts are focused on the continued enhancement of our proprietary technology. We are dedicated to ongoing innovation to our technology and expanding our pipeline of product candidates. Our goal is for our technology to become a standard of care by offering a rapid, sensitive and simple diagnostic alternative to existing methodologies for identifying sepsis, with a long-term objective of targeting the broader in vitro diagnostics market.

 In September 2019, BARDA awarded the Company a milestone-based contract, with an initial value of $6.0 million, and a potential value of up to $69.0 million, if BARDA awards all contract options (the “U.S. Government Contract”). BARDA operates within the Office of the ASPR at HHS. If BARDA awards and the Company completes all options, the Company’s management believes it will enable a significant expansion of the Company’s current portfolio of diagnostics for sepsis-causing pathogen and antibiotic resistance genes. In September 2020, BARDA exercised the first contract option valued at $10.5 million. In September 2021, BARDA exercised Option 2A valued at approximately $6.4 million.

In April 2021, BARDA agreed to accelerate product development by modifying the contract to advance future deliverables into the currently funded Option 1 of the BARDA contract for T2Biothreat, T2Resistance and our next generation instrument and comprehensive sepsis panel. The modification does not change the overall total potential value of the BARDA contract.

The Company recorded contribution revenue of $11.4 million and $6.4 million for the years ended December 31, 2021 and 2020, respectively, under the BARDA contract.

Human Capital Resources

At T2 Biosystems, employees are integral to the Company’s success. Our key human capital management objectives are to attract, retain and develop talent to deliver on our strategy. As of December 31, 2021, we had a total of 182 employees, including 112 employees working on-site, and 70 employees working remotely or in the field. All of these employees were full-time employees. None of our employees are represented by labor unions or covered by collective bargaining agreements. We focus on the following areas in supporting our human capital:

Diversity and Inclusion. We recognize and appreciate the importance of creating an environment where all team members feel valued, included and empowered to do their best work and bring great ideas to the table. We recognize that each team member’s unique experiences, perspectives, and viewpoints add value to our ability to develop and deliver innovative diagnostic products and make a meaningful impact on patient care. We foster and maintain a work culture that treats all employees fairly and with respect, promotes inclusivity, and provides equal opportunities for the professional growth and advancement based on merit. Our Code of Business Conduct and Ethics prohibits discrimination on the basis of race, color, religion, national origin, sex (including pregnancy), sexual orientation, age, disability, veteran status or other characteristic protected by law.

Health and Safety. Safety is a top priority at T2 Biosystems. We promote safety with a robust health and safety program, which includes employee orientation and training, regular safety meetings, contractor management, risk assessments, hazard identification and mitigation, incident reporting and investigation, and corrective and preventative action development.

Training and Development. We invest in developing our employees to enable us to realize opportunities for growth and contribute to advancing progress on our strategic priorities. Our ongoing efforts and initiatives are aimed at attracting, engaging, and developing employees in a thoughtful and meaningful way to support a diverse and inclusive culture. We encourage our employees to advance their knowledge and skills and to network with other professionals in order to pursue career advancement and enhance their skills.

Compensation and Benefits. We seek to provide fair, competitive compensation and comprehensive benefits to our employees that are designed to attract, retain and motivate employees. To align our short- and long-term objectives, our compensation programs consist of base pay, short-term incentives and long-term incentives, including restricted stock unit grants. Our wide array of benefits includes medical, dental, and vision insurance plans for employees and their families, life insurance and long-term disability plans, paid time off for holidays, vacation, sick leave, and other personal leave, and health and dependent care savings accounts. We also provide our employees with a 401(k) plan that includes a competitive company match, and employees have access to several other programs, such as our Employee Stock Purchase Program (ESPP).

COVID-19 Response. In response to the COVID-19 pandemic, we implemented proactive measures to protect the health and safety of our employees. These measures have included, at various times, implementation of health screenings, allowing remote work, requiring social distancing, requiring the use of masks, frequently and extensively disinfecting common areas, if and when necessary, and implementing isolation requirements, among other things. We are committed to maintaining a safe workplace to protect our employees.

Available Information

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

Our cash, cash equivalents, marketable securities and restricted cash at December 31, 2021 was $33.8 million, which will not be sufficient to fund our current operating plan at least a year from issuance of these financial statements. While we plan to raise capital there can be no assurance that any financing by us can be realized, or if realized, what the terms of any such financing may be, or that any amount that we are able to raise will be adequate.

The Term Loan Agreement with CRG Servicing LLC (“CRG”) (Note 6) has certain covenants which require us to maintain a minimum cash balance of $5.0 million. As security for its obligations under the Term Loan Agreement the Company entered into a security agreement with CRG whereby the Company granted a lien on substantially all of its assets, including intellectual property. We intend to continue to evaluate options to refinance the Term Loan Agreement, which becomes due on December 30, 2023. There can be no assurances that we will be able to refinance on terms favorable or at all. The amounts involved in any such transactions, individually or in the aggregate, may be material.

On November 5, 2021, we received a letter from The Nasdaq Stock Market LLC (“Nasdaq”) indicating that, for the last thirty consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued listing on The Nasdaq Global Market. We have been provided an initial period of 180 calendar days, or until May 4, 2022, to regain compliance. We are monitoring the bid price of our common stock and are considering available options. In the event that we do not achieve compliance by May 4, 2022, the NASDAQ rules provide for an appeal process prior to delisting. In the event that we do not achieve compliance by May 4, 2022, we would likely appeal to NASDAQ for an extension that would allow us additional time to regain compliance and which may include executing a reverse stock split.

These conditions raise substantial doubt regarding our ability to continue as a going concern for a period of one year after the date that the financial statements are issued. Management's plans to alleviate the conditions that raise substantial doubt include raising additional funding, earning payments pursuant to our contract with BARDA, delaying certain research projects and capital expenditures and eliminating certain future operating expenses in order to fund operations at reduced levels for us to continue as a going concern for a period of 12 months from the date the financial statements are issued. Management has concluded the likelihood that its plan to successfully obtain sufficient funding from one or more of these sources or adequately reduce expenditures, while reasonably possible, is less than probable. Accordingly, we have concluded that substantial doubt exists about our ability to continue as a going concern for a period of at least 12 months from the date of issuance of these consolidated financial statements.

We have incurred significant losses since inception and expect to incur losses in the future. We cannot be certain that we will achieve or sustain profitability.

We have incurred significant losses since inception through December 31, 2021 and expect to incur losses in the future. Our accumulated deficit as of December 31, 2021 was $472.2 million and we incurred net losses of $49.2 million and $46.8 million for the years ended December 31, 2021 and 2020, respectively. We expect that our losses will continue for at least the next few years as we will be required to invest significant additional funds toward the continued development and commercialization of our technology. Our ability to achieve or sustain profitability depends on numerous factors, many of which are beyond our control, including the market acceptance of our products and future product candidates, future product development, our ability to achieve marketing clearance from the FDA and international regulatory clearance for future product candidates, our ability to compete effectively against an increasing number of competitors and new products, and our market penetration and margins. In spite of efforts to reduce expenses, we may never be able to generate sufficient revenue to achieve or sustain profitability. As noted above, management has identified conditions and events that raise doubt about our ability to continue as a going concern.

We are an early stage commercial company and may face difficulties encountered by companies early in their commercialization in competitive and rapidly evolving markets.

We CE marked the T2Dx Instrument and T2Candida Panel in July 2014 and received marketing authorization from the FDA for them on September 22, 2014 and began commercializing these products in the fourth quarter of 2014. We CE marked the T2Bacteria Panel in June 2017 and received marketing clearance from the FDA for it on May 24, 2018 and began commercializing it promptly thereafter. We CE marked the T2Resistance Panel in the EU on November 20, 2019. We received Emergency Use Authorization, or EUA, from the FDA for the T2SARS-CoV-2 Panel in August 2021. In assessing our business prospects, you should consider the various risks and difficulties frequently encountered by companies early in their commercialization in competitive and rapidly evolving markets, particularly companies that develop and sell medical devices. These risks include our ability to:

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

•	respond effectively to competitive pressures and developments;
•	enhance our existing products and develop new products;
•	obtain and maintain regulatory clearance, approval or certification to commercialize product candidates and enhance our existing products;
•	effectively perform clinical studies with respect to our proposed products;
•	attract, retain and motivate qualified personnel in various areas of our business; and
•	implement and maintain systems and processes that are compliant with applicable regulatory standards.

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

The global outbreak of COVID-19 continues to evolve and has had adverse effects on general commercial activity and the global economy, including research, manufacturing and distributions. At this point in time, there is uncertainty relating to its effect on our business, operating and research activities, including but not limited to:

•	delays, difficulties or postponement in expanding the range of hospitals utilizing our T2Dx Instrument, T2Candida, T2Bacteria, T2Resistance and T2SARS-CoV-2 Panels;
•	the inability to convert customers that have purchased a T2Dx Instrument for use with the T2SARS-CoV-2 Panels to our other test panels in the future;
•	the diversion of healthcare resources away from our T2SARS-CoV-2 Panel and our other products;
•	the interruption of marketing and research activities due to limitations on travel and stay-at-home orders related to COVID-19;
•

limitations in employee resources that would otherwise be focused on the conduct of our research activities, including because of sickness of employees or their families or the desire of employees to avoid contact with large groups of people;

•	interruptions or delays in the operations of the FDA, foreign regulatory authorities and notified bodies, which may impact review timelines;
•	impacts from prolonged remote work arrangements, such as increased cybersecurity risks and strains on our business continuity plans;
•	the inability to obtain additional financing or access the financial markets; and
•

manufacturing challenges, such as scarcity of the components or raw materials required to produce our products or contamination of our manufacturing facility, could harm our ability to manufacture and assemble our current and proposed products in sufficient quantities and on a timely basis so as to meet consumer demand.

We have a significant development contract with a United States government agency and should the agency reduce, cancel or not grant additional milestone projects, our ability to continue its future product development may be impacted. The COVID-19 pandemic also causes us to reassess our build plan and evaluate inventories accordingly.

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

Until we achieve scale in our business model our revenue will be primarily generated from research revenue and the T2Dx Instrument, T2Candida, T2Bacteria, T2Resistance and T2SARS-CoV-2 Panels and any factors that negatively impact sales of these products may adversely affect our business, financial condition and operating results.

We began to offer our sepsis products for sale in the fourth quarter of 2014, T2Bacteria in 2018, T2Resistance in 2019 and T2SARS-CoV-2 in 2020 and expect that we will be dependent upon the sales of these products for the majority of our revenue until we receive regulatory clearance, approval or certification for our other product candidates currently in development. Because we currently rely on a limited number of products to generate a significant portion of our revenue, any factors that negatively impact sales of these products, or result in sales of these products increasing at a lower rate than expected, could adversely affect our business, financial condition and operating results and negatively impact our ability to successfully launch future product candidates currently under development.

If our T2Dx Instrument, T2Candida, T2Bacteria, T2Resistance and T2SARS-CoV-2 Panels or any of our other product candidates fail to achieve and sustain sufficient market acceptance, we will not generate expected revenue and our growth prospects, operating results and financial condition may be harmed.

The commercialization of our T2Dx Instrument, T2Candida, T2Bacteria, T2Resistance and T2SARS-CoV-2 Panels and the future commercialization of our other product candidates in the United States and other jurisdictions in which we intend to pursue marketing clearance or certification are key elements of our strategy. If we are not successful in conveying to hospitals that our current products and future product candidates provide equivalent or superior diagnostic information in a shorter period of time compared to existing technologies, or that these products and future product candidates improve patient outcomes or decrease healthcare costs, we may experience reluctance, or refusal, on the part of hospitals to order, and third-party payors to pay for performing a test in which our product is utilized. For example, T2Candida is labeled for the presumptive diagnosis of candidemia. The results of the web-based survey we conducted of decision makers involved with laboratory purchasing may not be indicative of the actual adoption of T2Candida. In addition, our expectations regarding cost savings from using our products may not be accurate.

These hurdles may make it difficult to demonstrate to physicians, hospitals and other healthcare providers that our current diagnostic products and future product candidates are appropriate options for diagnosing sepsis, may be superior to available tests and may be more cost-effective than alternative technologies. Furthermore, we may encounter significant difficulty in gaining inclusion in sepsis treatment guidelines, gaining broad market acceptance by healthcare providers, third-party payors and patients using our technology and our related products and product candidates. Furthermore, healthcare providers may have difficulty in maintaining adequate reimbursement for sepsis treatment, which may negatively impact adoption of our products.

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

Because we CE marked the T2Dx Instrument and T2Candida Panel in the EU in June 2014 and received FDA authorizations to sell them in the US in the third quarter of 2014 and our CE marked the T2Bacteria Panel in 2018, CE marked T2Resistance in 2019, and received EUA to sell T2SARS-CoV-2 in August 2020, we have limited experience marketing and selling our products. As of December 31, 2021, our commercial organization consisted of 31 people, including 22 people in sales and marketing. In January 2021, we hired a Chief Medical Officer to lead our global medical affairs team of 9 people, which is comprised of infectious disease MDs and PhDs, laboratory professionals, and Pharm Ds. Our clinical and medical affairs teams are raising awareness by amplifying clinical value messaging for our products. Our financial condition and operating results are highly dependent upon the sales and marketing efforts of our sales and marketing employees with the assistance of the medical affairs team. If our sales and marketing efforts fail to adequately promote, market and sell our products, our sales may not increase at levels that are in line with our forecasts.

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

The sales cycle and implementation and adoption timeline are lengthy and variable, which makes it difficult for us to forecast revenue and other operating results.

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

We may not be able to gain and retain the ongoing support of hospitals and key thought leaders, or to continue the publication of the results of new clinical studies in peer-reviewed journals, which may make it difficult to establish our technology as a standard of care and may limit our revenue growth and ability to achieve profitability.

Our strategy includes developing relationships with hospitals and key thought leaders in the industry. If these hospitals and key thought leaders determine that our technology and related products are not clinically effective or that alternative technologies are more effective, or if we encounter difficulty promoting adoption or establishing our technology as a standard of care, our revenue growth and our ability to achieve profitability could be significantly limited.

We believe that the publication of scientific and medical results in peer-reviewed journals and presentation of data at leading conferences are critical to the broad adoption of our technology. Publication in leading medical journals is subject to a peer-review process, and peer reviewers may not consider the results of studies involving our technology sufficiently novel or worthy of publication.

If we are unable to successfully manage our growth, our business will be harmed.

During the past few years, we have significantly expanded our operations. We expect this expansion to continue to an even greater degree as we continue to commercialize our sepsis products, build a targeted sales force, and seek marketing clearance from the FDA and international regulatory bodies and notified bodies for our future product candidates. Our growth has placed, and will continue to place, a significant strain on our management, operating and financial systems and our sales, marketing and administrative resources. As a result of our growth, operating costs may escalate even faster than planned, and some of our internal systems and processes, including those relating to manufacturing our products, may need to be enhanced, updated or replaced. Additionally, our anticipated growth will increase demands placed on our suppliers, resulting in an increased need for us to manage our suppliers and monitor for quality assurance. If we cannot effectively manage our expanding operations, manufacturing capacity and costs, including scaling to meet increased demand and properly managing suppliers, we may not be able to continue to grow or we may grow at a slower pace than expected and our business could be adversely affected.

Our future capital needs are uncertain, and we may need to raise additional funds in the future.

We currently have limited cash and cash equivalents and in the future we will need to raise substantial additional capital to:

•	expand our product offerings;
•	expand our sales and marketing infrastructure;
•	increase our manufacturing capacity;
•	fund our operations; and
•	continue our research and development activities.

Our future funding requirements will depend on many factors, including:

•	our ability to obtain marketing clearance from the FDA and international regulatory clearance to market our future product candidates;
•	market acceptance of our products and product candidates;
•	the cost and timing of establishing sales, marketing and distribution capabilities;
•	the cost of our research and development activities;
•	the ability of healthcare providers to obtain coverage and adequate reimbursement by third-party payors for procedures using our products and product candidates;
•	the cost and timing of marketing clearance or regulatory clearances or certifications;
•	the cost of goods associated with our products and product candidates;
•	the effect of competing technological and market developments; and
•	the extent to which we acquire or invest in businesses, products and technologies, including entering into licensing or collaboration arrangements for products or technology.

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

Our future success is dependent upon our ability to create and expand a customer base for our products in hospitals and to increase adoption at our existing hospital accounts.

We market and sell our sepsis products to the hospitals in the United States, EU, Asia Pacific, Latin America, Middle East and Africa. We may not be successful in promoting adoption of our technologies in those targeted hospitals or increasing adoption at our existing hospital accounts, which may make it difficult for us to achieve broader market acceptance of these products and increase revenue.

We utilize third-party, single-source suppliers for some components and materials used in our products and product candidates, and the loss of any of these suppliers could have an adverse impact on our business.

Most raw materials used in our products are sourced from multiple suppliers, however, in some cases we do rely on single-source suppliers for components and materials used in our products and product candidates. Our ability to supply our products commercially and to develop any future products depends, in part, on our ability to obtain these components in accordance with regulatory requirements and in sufficient quantities for commercialization and clinical testing. We have entered into supply agreements with most of our suppliers to help ensure component availability and flexible purchasing terms with respect to the purchase of such components. While our suppliers have generally met our demand for their products on a timely basis in the past, we cannot assure that they will in the future be able to meet our demand for their products, either because we do not have long-term agreements with those suppliers, our relative importance as a customer to those suppliers, or their ability to produce the components used in our products.

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

Our future success will depend on the market’s confidence that our technologies can provide reliable, high-quality diagnostic results. We believe that our customers are likely to be particularly sensitive to any defects or errors in our products. If our technology fails to detect the presence of Candida or a bacterial pathogen that our technology is designed to detect and a patient subsequently suffers from sepsis, then we could face claims against us or our reputation could suffer as a result of such failures. The failure of our current products or planned diagnostic product candidates to perform reliably or as expected could significantly impair our reputation and the public image of our products, and we may be subject to legal claims arising from any defects or errors.

The diagnostics market is highly competitive. If we fail to compete effectively, our business and operating results will suffer.

While the technology of our products and product candidates is different than other products currently available, we compete with commercial diagnostics companies for the limited resources of our customers. In this regard, our principal competition is from a number of companies that offer platforms and applications in our target markets, most of which are more established commercial organizations with considerable name recognition and significant financial resources.

Other than our products, we are not aware of any other FDA-cleared or CE marked products available in the market that are able to detect sepsis causing pathogens and antibiotic resistant genes directly from whole blood. However, since hospitals continue to rely on blood culture based diagnostics as the standard of care for the detection of sepsis causing pathogens, we compete with companies that currently provide traditional blood culture-based diagnostics, including Becton Dickinson & Co., bioMerieux, Inc. (and its affiliate, Biofire Diagnostics, Inc.)

Bruker Corporation, Accelerate Diagnostics, Luminex, Roche, Cepheid and Beckman Coulter, a Danaher company. We also compete with numerous companies that provide COVID-19 diagnostic testing in hospitals, including, but not limited to Roche, Abbott Laboratories, bioMerieux, Inc. and Cepheid.

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

We are developing additional product candidates and we may have problems applying our technologies to other areas and our new applications may not be as effective in detection as our initial applications. Any failure or delay in creating a customer base or launching new applications may compromise our ability to achieve our growth objectives.

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

As demand for our products increases, we will need to invest additional resources to purchase components, hire and train employees, and enhance our manufacturing processes and quality systems. If we fail to increase our production capacity efficiently while also maintaining quality requirements, our sales may not increase in line with our forecasts and our operating margins could fluctuate or decline. In addition, although we expect some of our product candidates to share product features and components with the T2Dx Instrument, T2Candida, T2Bacteria, T2Resistance and T2SARS-CoV-2 manufacturing of these products may require the modification of our production lines, the hiring of specialized employees, the identification of new suppliers for specific components, or the development of new manufacturing technologies. It may not be possible for us to manufacture these products at a cost or in quantities sufficient to make these products commercially viable. Any future interruptions we experience in the manufacturing or shipping of our products could delay our ability to recognize revenues in a particular quarter and could also adversely affect our relationships with our customers.

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

In September 2021, we entered into a lease for office, research, laboratory and manufacturing space that will consolidate our existing operations into a single 70,000 square foot, state-of-the-art life sciences facility in Billerica, Massachusetts.  We believe this consolidation will aid in the advancement of our future products; produce a significant reduction in rent expense; accommodate our manufacturing expansion; and reduce costs through efficiencies gained in working in and maintaining one facility.  If we are unable to realize those benefits, our business could be negatively affected.

We maintain insurance coverage against damage to our property and equipment, subject to deductibles and other limitations that we believe is adequate. If we have underestimated our insurance needs with respect to an interruption, or if an interruption is not subject to coverage under our insurance policies, we may not be able to cover our losses.

We may be adversely affected by fluctuations in demand for, and prices of, raw materials and other supplies.

We use various raw materials and other supplies in our business. Although there are currently multiple suppliers for these materials and supplies, changes in demand for, and the market price of, these raw materials and supplies could significantly affect our ability to manufacture our diagnostic instruments and, consequently, our profitability. The prices of these raw materials and supplies may fluctuate and are affected by numerous factors beyond our control such as interest rates, exchange rates, inflation or deflation, global and regional supply and demand, and the political and economic conditions of countries that produce rare earth minerals and products.

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

These restrictions could inhibit our ability to pursue our business strategies. If we default, which includes a material adverse change, under our credit facilities, and such event of default was not cured or waived, the lenders could terminate commitments to lend and cause all amounts outstanding with respect to the debt to be due and payable immediately, which in turn could result in cross defaults under other debt instruments. Our assets and cash flow will not be sufficient to fully repay borrowings under all of our outstanding debt instruments if some or all of these instruments are accelerated upon a default. As security for its obligations under the Term Loan Agreement the Company entered into a security agreement with CRG whereby the Company granted a lien on substantially all of its assets, including intellectual property.

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

As part of our current business model, we may enter into strategic relationships with third parties to develop and commercialize diagnostic products.

We may enter into strategic relationships with third parties for future diagnostic products. However, there is no assurance that we will be successful in doing so. Establishing strategic relationships can be difficult and time-consuming. Discussions may not lead to agreements on favorable terms, if at all. To the extent we agree to work exclusively with a party in a given area, our opportunities to collaborate with others or develop opportunities independently could be limited. Potential collaborators or licensors may elect not to work with us based upon their assessment of our financial, regulatory or intellectual property position. Even if we establish new strategic relationships, they may never result in the successful development or commercialization of future products.

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

As of December 31, 2021, we had federal net operating loss carryforwards, or NOLs, to offset future taxable income of $267.9 million, which are available to offset future taxable income, if any, of which $78.7 million begin to expire in 2036 and $189.2 million carry forward indefinitely. In 2020, we completed a study on our historic ownership changes pursuant to Internal Revenue Code Sections 382 and 383 (the “382 study”) of our cumulative net operating loss and tax credit carryforwards. As a result, there were limitations placed on the use of our loss and credit carryforwards. We conducted another study in 2021 with no changes to the 2020 study. In addition, future changes in our stock ownership, as well as other changes that may be outside of our control, could result in additional ownership changes under Section 382 of the Code. As a result, even if we achieve profitability, we may not be able to use a material portion of our NOLs. We have recorded a full valuation allowance related to our NOLs due to the uncertainty of the ultimate realization of the future benefits of those assets.

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

We are exposed to the risk of fraud or other misconduct by our employees, independent contractors, principal investigators, consultants, commercial partners, distributors and vendors. Misconduct by these parties could include intentional, reckless or negligent failures to: comply with the regulations of the FDA and other similar foreign regulatory bodies; provide true, complete and accurate information to the FDA and other similar regulatory bodies; comply with manufacturing standards we have established; comply with healthcare fraud and abuse laws and regulations in the United States and similar foreign fraudulent misconduct laws; or report financial information or data accurately, or disclose unauthorized activities to us. These laws may impact, among other things, our activities with principal investigators and research subjects, as well as our sales, marketing and education programs. In particular, the promotion, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Such misconduct could also involve the improper use of information obtained in the course of clinical studies, which could result in regulatory sanctions and cause serious harm to our reputation. It is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses, or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of civil, criminal and administrative penalties, damages, monetary fines, disgorgement, individual imprisonment, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations, any of which could adversely affect our ability to operate our business and our results of operations. Any of these actions or investigations could result in substantial costs to us, including legal fees, and divert the attention of management from operating our business.

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

     Despite the implementation of security measures, our internal computer systems and those of our vendors and other contractors and consultants may be vulnerable to security breaches and damage from computer viruses and unauthorized access, including the unauthorized encryption of data stored on our computer network. In August 2019, we were the subject of a ransomware attack that resulted in the encryption of certain data stored on our computer network. Although we did not pay the ransom; the attack did not materially affect business operations; and there was no evidence of a loss of data or inappropriate disclosure of confidential or proprietary information, we did incur additional cost, expense and the diversion of time and resources to recover from the attack and the Company’s management concluded that our disclosure controls and procedures were not effective due to a material weakness in our internal control over the quality, frequency and periodic testing of the backup of our Information System data. We have strengthened our network security and infrastructure following the attack, however, if such an event were to occur again and cause interruptions in our operations, it could result in a material disruption of our business operations. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or systems, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development and commercialization of our product candidates could be delayed, which could adversely affect our business, results of operations and financial condition.

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

Risks Related to Government Regulation and Diagnostic Product Reimbursement

Approval, clearance and certification by the FDA and foreign regulatory authorities or notified bodies for our diagnostic tests takes significant time and requires significant research, development and clinical study expenditures and ultimately may not succeed.

The medical device industry is regulated extensively by governmental authorities, principally the FDA and corresponding state and foreign regulatory agencies. The regulations are very complex and are subject to rapid change and varying interpretations. Regulatory restrictions or changes could limit our ability to carry on or expand our operations or result in higher than anticipated costs or lower than anticipated sales. The FDA, other U.S. governmental agencies and foreign regulatory bodies regulate numerous elements of our business, including:

•	product design and development;
•	pre-clinical and clinical testing and trials;
•	product safety;
•	establishment registration and product listing;
•	labeling and storage;
•	marketing, manufacturing, sales and distribution;
•	pre-market clearance, approval or certification;
•	servicing and post-market surveillance;

•	advertising and promotion; and
•	recalls and field safety corrective actions.

Before we begin to label and market our product candidates for use as clinical diagnostics in the United States, we are required to obtain clearance from the FDA under Section 510(k) of the Federal Food, Drug, and Cosmetic Act, or FDCA, approval of a de novo classification request for our product, or approval of pre-market approval, or PMA, application from the FDA, unless an exemption from pre-market review applies. In the 510(k) clearance process, the FDA must determine that a proposed device is “substantially equivalent” to a device legally on the market, known as a “predicate” device, with respect to intended use, technology and safety and effectiveness, in order to clear the proposed device for marketing. Clinical data is sometimes required to support substantial equivalence. The PMA pathway requires an applicant to demonstrate the safety and effectiveness of the device based, in part, on extensive data, including, but not limited to, technical, preclinical, clinical trial, manufacturing and labeling data. The PMA process is typically required for devices that are deemed to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices. However, some devices are automatically subject to the PMA pathway regardless of the level of risk they pose because they have not previously been classified into a lower risk class by the FDA. Manufacturers of these devices may request that FDA review such devices in accordance with the de novo classification procedure, which allows a manufacturer whose novel device would otherwise require the submission and approval of a PMA prior to marketing to request down-classification of the device on the basis that the device presents low or moderate risk. If the FDA agrees with the down-classification, the applicant will then receive approval to market the device. This device type can then be used as a predicate device for future 510(k) submissions. The process of obtaining regulatory clearances or approvals, or completing the de novo classification process, to market a medical device can be costly and time consuming, and we may not be able to successfully obtain pre-market reviews on a timely basis, if at all.

The FDA and other regulators or bodies can delay, limit or deny authorization or certification of a device for many reasons, including:

•

our inability to demonstrate to the satisfaction of the FDA or the applicable regulatory entity or notified body that our products are substantially equivalent to a predicate device or are safe and effective for their intended uses;

•

the disagreement of the FDA or the applicable foreign regulatory body with the design or implementation of our clinical studies or the interpretation of data from preclinical studies or clinical studies;

•	the data from our preclinical studies and clinical studies may be insufficient to support clearance, de novo classification, approval or certification, where required;
•	our inability to demonstrate that the clinical and other benefits of the device outweigh the risks;
•	the manufacturing process or facilities we use may not meet applicable requirements; and
•

the potential for marketing authorization or certification policies or regulations of the FDA or applicable foreign regulatory bodies to change significantly in a manner rendering our clinical data or regulatory filings insufficient for marketing authorization or certification

Any delay in, or failure to receive or maintain, clearance or approval for our product candidates could prevent us from generating revenue from these product candidates and adversely affect our business operations and financial results.

Obtaining FDA clearance, de novo classification, or approval for diagnostics can be expensive and uncertain, and generally takes from several months to several years, and may require detailed and comprehensive scientific and clinical data. Notwithstanding the expense, these efforts may never result in the receipt of FDA marketing authorization. Even if we were to obtain such marketing authorizations for our products, it may not be for the uses we believe are important or commercially attractive, in which case we would not be permitted to market our product for those uses. Any delay in, or failure to receive or maintain, marketing authorization for our products could prevent us from generating revenue from these products and adversely affect our business operations and financial results.

In order to sell our products in member states of the EU, our products must comply with the general safety and performance requirements of the EU Medical Devices Regulation (Regulation (EU) No 2017/745), which repeals and replaces the EU Medical Devices Directive (Council Directive 93/42/EEC) and the Active Implantable Medical Devices Directive (Council Directive 90/385/EEC). Compliance with these requirements is a prerequisite to be able to affix the European Conformity, or CE, mark to our products, without which they cannot be sold or marketed in the EU. All medical devices placed on the market in the EU must meet the general safety and performance requirements laid down in Annex I to the EU Medical Devices Regulation including the requirement that a medical device must be designed and manufactured in such a way that, during normal conditions of use, it is suitable for its intended purpose. Medical devices must be safe and effective and must not compromise the clinical condition or safety of patients, or the safety and health of users and – where applicable – other persons, provided that any risks which may be associated with their use constitute acceptable risks when weighed against the benefits to the patient and are compatible with a high level of protection of health and safety, taking into account the generally acknowledged state of the art. The European Commission has adopted various standards applicable to medical devices. These include standards governing common requirements, such as sterilization and safety of medical electrical equipment and product standards for certain types of medical devices. There are also harmonized standards relating to design and manufacture. While not mandatory, compliance with these standards is viewed as the easiest way to satisfy the general safety and performance requirements as a practical matter, as it creates a rebuttable presumption that the device satisfies the general safety and performance requirements.

To demonstrate compliance with the general safety and performance requirements we must undergo a conformity assessment procedure, which varies according to the type of medical device and its (risk) classification. As a general rule, demonstration of conformity of medical devices and their manufacturers with the general safety and performance requirements must be based, among other things, on the evaluation of clinical data supporting the safety and performance of the products during normal conditions of use. Specifically, a manufacturer must demonstrate that the device achieves its intended performance during normal conditions of use, that the known and foreseeable risks, and any adverse events, are minimized and acceptable when weighed against the benefits of its intended performance, and that any claims made about the performance and safety of the device are supported by suitable evidence. Except for low-risk medical devices (Class I), where the manufacturer can issue an EC Declaration of Conformity based on a self-assessment of the conformity of its products with the general safety and performance requirements (except for any parts which relate to sterility, metrology or reuse aspects), a conformity assessment procedure requires the intervention of an organization accredited or designated by a member state of the EU to conduct conformity assessments, or a notified body. Depending on the relevant conformity assessment procedure, the notified body would typically audit and examine the technical file and the quality system for the manufacture, design and final inspection of our devices. If satisfied that the relevant product conforms to the relevant essential requirements, the notified body issues a certificate of conformity, which the manufacturer uses as a basis for its own declaration of conformity. The manufacturer may then apply the CE mark to the device, which allows the device to be placed on the market throughout the EU. If we fail to comply with applicable EU laws and regulations, and corresponding EU member state laws, we would be unable to affix the CE mark to our products, which would prevent us from selling them within the EU.

The aforementioned EU rules are generally applicable in the European Economic Area, or EEA, which consists of the 27 EU member states plus Norway, Liechtenstein and Iceland. Non-compliance with the above requirements would also prevent us from selling our products in these three countries.

From January 1, 2021 onwards, the Medicines and Healthcare Products Regulatory Agency, or MHRA becomes the sovereign regulatory authority responsible for Great Britain (i.e. England, Wales and Scotland) medical device market according to the requirements provided in the Medical Devices Regulations 2002 (SI 2002 No 618, as amended) that sought to give effect to the three pre-existing EU directives governing active implantable medical devices, general medical devices and in vitro diagnostic medical devices whereas Northern Ireland continues to be governed by EU rules according to the Northern Ireland Protocol. Following the end of the Brexit transitional period on January 1, 2021, new regulations require medical devices to be registered with the MHRA (but manufacturers will be given a grace period of four to 12 months to comply with the new registration process) before being placed on Great Britain market. The MHRA will only register devices where the manufacturer or their United Kingdom Responsible Person has a registered place of business in the United Kingdom. Manufacturers based outside the United Kingdom will need to appoint a U.K. Responsible Person that has a registered place of business in the United Kingdom to register devices with the MHRA in line with the grace periods. By July 1, 2023, in Great Britain, all medical devices will require a UKCA (UK Conformity Assessed) mark but CE marks issued by EU notified bodies will remain valid until this time. Manufacturers may choose to use the UKCA mark on a voluntary basis until June 30, 2023. However, UKCA marking will not be recognized in the EU. The rules for placing medical devices on the market in Northern Ireland, which is part of the United Kingdom, differ from those in the rest of the United Kingdom. Compliance with this legislation is a prerequisite to be able to affix the UKCA mark to our products, without which they cannot be sold or marketed in Great Britain. Under the terms of the Northern Ireland Protocol, Northern Ireland will follow EU rules on medical devices and devices marketed in Northern Ireland will require assessment according to the EU regulatory regime. Such assessment may be conducted by an EU notified body, in which case a CE mark will be required before placing the device on the market in the EU or Northern Ireland. Alternatively, if a UK notified body conducts such assessment, a ‘UKNI’ mark will be applied and the device may only be placed on the market in Northern Ireland and not the EU.

Even if granted, a 510(k) clearance, de novo classification, PMA approval, or similar authorization or certification from other regulators for any future product would likely place substantial restrictions on how our device is marketed or sold, and the FDA and other regulatory authorities or bodies will continue to place considerable restrictions on our products and operations. For example, the manufacture of medical devices in the United States must comply with the FDA’s Quality System Regulation, or QSR. In addition, manufacturers must register their manufacturing facilities, list the products with the FDA, and comply with requirements relating to labeling, marketing, complaint handling, adverse event and medical device reporting, reporting of corrections and removals, and import and export. The FDA monitors compliance with the QSR and these other requirements through periodic inspections. If our facilities or those of our manufacturers or suppliers are found to be in violation of applicable laws and regulations, or if we or our manufacturers or suppliers fail to take satisfactory corrective action in response to an adverse inspection, the FDA and other regulatory authorities could take enforcement action, including any of the following sanctions:

•	adverse publicity, untitled letters, warning letters, fines, injunctions, consent decrees and civil penalties;
•	customer notifications or repair, replacement, refunds, detention or seizure of our products;
•	operating restrictions or partial suspension or total shutdown of production;
•	refusing or delaying requests for 510(k) clearance or PMA approvals or foreign regulatory authorizations or certifications of new products or modified products;
•	withdrawing 510(k) clearances, PMA approvals or foreign regulatory authorizations or certifications that have already been granted;
•	refusing to issue certificates to foreign governments needed to export products for sale in other countries;

•	refusing to grant export approval for our products; or
•	pursuing criminal prosecution.

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

Moreover, the FDA’s and other regulatory authorities’ policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. We also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. For example, over the last several years, the FDA has proposed reforms to its 510(k) clearance process, and such proposals could include increased requirements for clinical data and a longer review period, or could make it more difficult for manufacturers to utilize the 510(k) clearance process for their products. For example, in November 2018, FDA officials announced steps that the FDA intended to take to modernize the 510(k) premarket notification pathway, including plans to potentially sunset certain older devices that were used as predicates under the 510(k) clearance pathway. In September 2019, the FDA also issued revised final guidance establishing a “Safety and Performance Based Pathway” for “manufacturers of certain well-understood device types” allowing manufacturers to rely on objective safety and performance criteria recognized by the FDA to demonstrate substantial equivalence, obviating the need for manufacturers to compare the safety and performance of their medical devices to specific predicate devices in the clearance process. The FDA has developed and maintains a list of device types appropriate for the “safety and performance based” pathway and continues to develop product-specific guidance documents that identify the performance criteria and recommended testing methodologies for each such device type, where feasible. Some of these proposals have not yet been finalized or adopted, and the FDA announced that it would seek public feedback prior to publication of any such proposals, and may work with Congress to implement such proposals through legislation.

In addition, the EU regulatory landscape concerning medical devices is evolving and a new regulation governing in vitro diagnostic medical devices will become applicable on May 26, 2022 (See – International Regulation - Regulation of Medical Devices in the European Union) and these modifications may have an effect on the way we conduct our business in the EU and the EEA.

In addition, FDA and foreign regulations and guidance are often revised or reinterpreted by the FDA and foreign regulatory authorities in ways that may significantly affect our business and our products. Any new statutes, regulations or revisions or reinterpretations of existing regulations may impose additional costs or lengthen review times of any future products or make it more difficult to obtain clearance or approval for, manufacture, market or distribute our products. We cannot determine what effect changes in regulations, statutes, legal interpretation or policies, when and if promulgated, enacted or adopted may have on our business in the future. Such changes could, among other things, require: additional testing prior to obtaining clearance or approval; changes to manufacturing methods; recall, replacement or discontinuance of our products; or additional record keeping. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance as a result of a changing regulatory landscape, we may lose any marketing authorizations that we have already obtained or fail to obtain new marketing approvals or clearances, and we may not be able to achieve or sustain profitability, which would adversely affect our business, prospects, financial condition and results of operations.

Our products could become subject to more onerous regulation by the FDA or other regulatory agencies in the future, which could increase our costs and delay or prevent commercialization of our products, thereby materially and adversely affecting our business, financial condition, results of operations and prospects.

We make certain of our products, including our T2Resistance Panel and T2Cauris Panel, available to customers as research use only, or RUO, products. RUO products are regulated by the FDA as medical devices, and include in vitro diagnostic products in the laboratory research phase of development that are being shipped or delivered for an investigation that is not subject to the FDA’s investigational device exemption requirements. Although medical devices are subject to stringent FDA oversight, products that are intended for RUO and are labeled as RUO are exempt from compliance with most FDA requirements, including premarket clearance or approval, manufacturing requirements, and others. A product labeled RUO but which is actually intended for clinical diagnostic use may be viewed by the FDA as adulterated and misbranded under the FDCA, and subject to FDA enforcement action. The FDA has indicated that when determining the intended use of a product labeled RUO, the FDA will consider the totality of the circumstances surrounding distribution and use of the product, including how the product is marketed and to whom. The FDA could disagree with our assessment that our products are properly marketed as RUOs, or could conclude that products labeled as RUO are actually intended for clinical diagnostic use, and could take enforcement action against us, including requiring us to stop distribution of and recalling our products until we are in compliance with applicable regulations, which would reduce our revenue, increase our costs and adversely affect our business, prospects, results of operations and financial condition. In the event that the FDA requires us to obtain marketing authorization of our RUO products in the future, there can be no assurance that the FDA will grant any such marketing authorization requested by us in a timely manner, or at all.

We are subject to extensive regulatory requirements in connection with the EUA we received for our T2SARS-CoV-2 Test Panel. If we fail to comply with these requirements, or if the FDA otherwise determines that the conditions no longer warrant such authorization, we will be unable to market its products pursuant to this authorization and our business may be harmed.

In August 2020, the FDA granted an EUA to our T2SARS-CoV-2 Panel, authorizing its commercial sale and use for the qualitative direct detection of nucleic acid from SARS-CoV-2 in upper respiratory specimens (such as nasal, mid-turbinate, nasopharyngeal, and oropharyngeal swab specimens) and bronchoalveolar lavage specimens from individuals suspected of COVID-19 by their healthcare provider, for the duration of the COVID-19 public health emergency, without the need to obtain premarket clearance or approval under the FDA’s standard review pathways. The FDA has also established certain conditions which must be met in order to maintain authorization under this EUA. The requirements that apply to the manufacture and sale of these products may be unclear and are subject to change.

Under section 564 of the FDCA, the FDA has authority to issue an EUA under certain circumstances, such as during a public health emergency, pursuant to a declaration by the Secretary of the Department of Health and Human Services, or HHS, that an emergency exists justifying the issuance of EUAs for certain types of products (referred to as EUA declarations). On February 4, 2020 the Secretary of HHS declared that circumstances exist justifying authorization of in vitro diagnostic devices during the COVID-19 pandemic, subject to the terms of any EUA that is issued for a specific product. Once an EUA declaration has been issued, the FDA can issue EUAs for products that fall within the scope of that declaration. To issue an EUA, the FDA Commissioner must conclude that (1) the chemical, biological, radioactive or nuclear agent, or CBRN, that is referred to in the EUA declaration can cause serious or life-threatening diseases or conditions; (2) based on the totality of scientific evidence available, it is reasonable to believe that the product may be effective in diagnosing, treating, or preventing the disease or condition attributable to the CBRN and that the product’s known and potential benefits outweigh its known and potential risks; and (3) there is no adequate, approved, and available alternative to the product. These standards for marketing authorization are lower than if the FDA had reviewed our test under its traditional marketing authorization pathways, and we cannot assure you that the T2SARS-CoV-2 Panel would be cleared or approved under those more onerous clearance and approval standards.

Moreover, the FDA’s policies regarding EUAs can change unexpectedly, and the FDA may revoke an EUA where it determines that the underlying health emergency no longer exists or warrants such authorization or if problems are identified with the authorized product. We cannot predict how long our EUA will remain in place. FDA policies regarding diagnostic tests, therapies and other products used to diagnose, treat or mitigate COVID-19 remain in flux as the FDA responds to new and evolving public health information and clinical evidence. For example, in December 2021, the FDA issued a draft guidance describing a potential transition plan for the regulation and distribution of emergency-use-authorized medical devices in the event that the current EUA declaration is terminated. Changes to FDA regulations or requirements could require changes to our authorized test, necessitate additional measures or make it impractical or impossible for us to market our test. The termination of an EUA for our T2SARS-CoV-2 Panel would adversely impact our business, financial condition and results of operations.

Modifications to our products, if cleared, approved or certified, may require new 510(k) clearances or pre-market approvals or certifications, or may require us to cease marketing or recall the modified products until clearances or certifications are obtained.

Any modification to a device authorized for marketing that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, design or manufacture, requires a new 510(k) clearance or, possibly, approval of a PMA or de novo classification. The FDA requires every manufacturer to make this determination in the first instance, but the FDA may review any manufacturer’s decision. The FDA may not agree with our decisions regarding whether new clearances or approvals are necessary. If the FDA disagrees with our determination and requires us to submit new 510(k) notifications, de novo classification requests or PMAs for modifications to previously cleared products for which we conclude that new marketing authorizations are unnecessary, we may be required to cease marketing or to recall the modified product until we obtain clearance or approval, and we may be subject to significant regulatory fines or penalties. If the FDA requires us to go through a lengthier, more rigorous examination for future products or modifications to existing products than we had expected, product introductions or modifications could be delayed or canceled, which could adversely affect our business.

In the EU, we must inform the notified body that carried out the conformity assessment of the devices that we market or sell in the EU and EEA of any planned substantial changes to our quality system or substantial changes to our in vitro diagnostic medical devices that could affect compliance with the essential requirements laid down in Annex I to IVDD or cause a substantial change to the intended use for which the device has been CE marked. The notified body will then assess the planned changes and verify whether they affect the products’ ongoing conformity with the IVDD. If the assessment is favorable, the notified body will issue a new certificate of conformity or an addendum to the existing certificate attesting compliance with the essential requirements and quality system requirements laid down in the Annexes to the IVDD.

A recall of our products, either voluntarily or at the direction of the FDA or foreign regulatory authorities, or the discovery of serious safety issues with our products that leads to corrective actions, could have a significant adverse impact on us.

The FDA and similar foreign governmental authorities have the authority to require the recall of commercialized products in the event of material deficiencies or defects in design or manufacture of a product or in the event that a product poses an unacceptable risk to health. Manufacturers may, under their own initiative, recall a product if any material deficiency in a device is found. A government-mandated or voluntary recall by us or one of our distributors could occur as a result of an unacceptable risk to health, component failures, manufacturing errors, design or labeling defects or other deficiencies and issues. Under the FDA’s medical device reporting regulations, we are required to report to the FDA any incident in which our product may have caused or contributed to a death or serious injury or in which our product malfunctioned and, if the malfunction were to recur, would likely cause or contribute to death or serious injury. Repeated product malfunctions may result in a voluntary or involuntary product recall. We are subject to similar requirements under foreign regulations. Recalls of any of our products would divert managerial and financial resources and have an adverse effect on our reputation, results of operations and financial condition, which could impair our ability to produce our products in a cost-effective and timely manner in order to meet our customers’ demands. Depending on the corrective action we take to redress a product’s deficiencies or defects, the FDA or foreign regulatory authorities may require, or we may decide, that we will need to obtain new approvals, clearances or certifications for the device before we may market or distribute the corrected device. Seeking such approvals, clearances or certifications may delay our ability to replace the recalled devices in a timely manner. Moreover, if we do not adequately address problems associated with our devices, we may face additional regulatory enforcement action, including FDA warning letters, product seizure, injunctions, administrative penalties, or civil or criminal fines. We may also be required to bear other costs or take other actions that may have a negative impact on our sales as well as face significant adverse publicity or regulatory consequences, which could harm our business, including our ability to market our products in the future.

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

The clinical study process is lengthy and expensive with uncertain outcomes, and the results of earlier studies may not be predictive of future clinical trial results.

Clinical testing is difficult to design and implement, can be a lengthy and expensive process and carries uncertain outcomes. Clinical trials must be conducted in accordance with the laws and regulations of the FDA and other applicable regulatory authorities’ legal requirements, regulations or guidelines, and are subject to oversight by these governmental agencies and institutional review boards, or IRBs, or ethics committees, at the medical institutions where the clinical studies are conducted. Clinical studies must be conducted with supplies of our devices produced under current good manufacturing practice requirements and other applicable regulations. Furthermore, we rely on contract research organizations, or CROs, and clinical study sites to ensure the proper and timely conduct of our clinical studies and while we have agreements governing their committed activities, we have limited influence over their actual performance. We depend on our collaborators and on medical institutions and CROs to conduct our clinical studies in compliance with good clinical practice, or GCP, requirements. To the extent our collaborators or the CROs fail to enroll participants for our clinical studies, fail to conduct the study to GCP standards or are delayed for a significant time in the execution of trials, including achieving full enrollment, we may be affected by increased costs, program delays or both.

The results of preclinical studies and clinical studies of our products conducted to date and ongoing or future studies of our current, planned or future products may not be predictive of the results of later clinical studies, and interim results of a clinical study do not necessarily predict final results. Our interpretation of data and results from our clinical trials do not ensure that we will achieve similar results in future clinical studies. In addition, preclinical and clinical data are often susceptible to various interpretations and analyses, and many companies that have believed their products performed satisfactorily in preclinical studies and earlier clinical studies have nonetheless failed to replicate results in later clinical studies. Products in later stages of clinical studies may fail to show the desired safety and efficacy despite having progressed through nonclinical studies and earlier clinical studies. Failure can occur at any stage of clinical testing. The initiation and completion of any of clinical studies may be prevented, delayed, or halted for numerous reasons. We may experience delays in our ongoing clinical studies for a number of reasons, which could adversely affect the costs, timing or successful completion of our clinical studies, including related to the following:

•

we may be required to submit an investigational device exemption application, or IDE, to the FDA, which must become effective prior to commencing certain human clinical studies of medical devices, and FDA may not approve our IDE and notify us that we may not begin clinical trials;

•	regulators and other comparable foreign regulatory authorities may disagree as to the design or implementation of our clinical studies;
•

regulators and/or IRBs or other reviewing bodies may not authorize us or our investigators to commence a clinical study, or to conduct or continue a clinical study at a prospective or specific trial site;

•

we may not reach agreement on acceptable terms with prospective CROs and clinical study sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

•	clinical studies may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical studies or abandon product development programs;
•

the number of subjects or patients required for clinical studies may be larger than we anticipate, enrollment in these clinical studies may be insufficient or slower than we anticipate, and the number of clinical studies being conducted at any given time may be high and result in fewer available patients for any given clinical study, or patients may drop out of these clinical studies at a higher rate than we anticipate;

•

our third‑party contractors, including those manufacturing products or conducting clinical studies on our behalf, may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;

•	we might have to suspend or terminate clinical studies for various reasons;

•

we may have to amend clinical study protocols or conduct additional studies to reflect changes in regulatory requirements or guidance, which we may be required to submit to an IRB and/or regulatory authorities for re‑examination;

•

regulators, IRBs, or other parties may require or recommend that we or our investigators suspend or terminate clinical research for various reasons, including safety signals or noncompliance with regulatory requirements;

•	the cost of clinical studies may be greater than we anticipate;
•	clinical sites may not adhere to the clinical protocol or may drop out of a clinical study;
•	we may be unable to recruit a sufficient number of clinical study sites; and/or
•

regulators, IRBs, or other reviewing bodies may fail to approve or subsequently find fault with our manufacturing processes or facilities of third‑party manufacturers with which we enter into agreement for clinical and commercial supplies, the supply of devices or other materials necessary to conduct clinical studies may be insufficient, inadequate or not available at an acceptable cost, or we may experience interruptions in supply.

In addition, disruptions caused by the COVID-19 pandemic may increase the likelihood that we encounter such difficulties or delays in initiating, enrolling, conducting or completing our planned and ongoing clinical studies. Any of these occurrences may significantly harm our business, financial condition and prospects.

Furthermore, patient enrollment in clinical studies and completion of patient follow‑up depend on many factors, including the size of the patient population, the nature of the study protocol, the proximity of patients to clinical sites, the eligibility criteria for the clinical study, patient compliance, competing clinical studies and clinicians’ and patients’ perceptions as to the potential advantages of the product being studied in relation to other available therapies, including any new treatments that may be approved for the indications we are investigating. For example, patients may be discouraged from enrolling in our clinical studies if the study protocol requires them to undergo extensive post‑treatment procedures or follow‑up to assess the safety and efficacy of a product candidate, or they may be persuaded to participate in contemporaneous clinical trials of a competitor’s product candidate. In addition, patients participating in our clinical studies may drop out before completion of the study or experience adverse medical events unrelated to our products. Delays in patient enrollment or failure of patients to continue to participate in a clinical study may delay commencement or completion of the clinical study, cause an increase in the costs of the clinical study and delays, or result in the failure of the clinical study.

Disruptions at the FDA and other government agencies caused by funding shortages or global health concerns could hinder their ability to hire, retain, or deploy key leadership and other personnel, or otherwise prevent new or modified products from being developed, cleared or approved, or commercialized in a timely manner, or at all, which could negatively impact our business.

The ability of the FDA and other government agencies to review and authorize new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory and policy changes, a government agency’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the government agency’s ability to perform routine functions. Average review times at the FDA and other government agencies have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies may also slow the time necessary for new medical devices or modifications to authorized medical devices to be reviewed and/or cleared or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the United States government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities.

Separately, in response to the COVID-19 pandemic, in March 2020, the FDA announced its intention to postpone most inspections of foreign manufacturing facilities, and on March 18, 2020, the FDA temporarily postponed routine surveillance inspections of domestic manufacturing facilities. Subsequently, in July 2020, the FDA resumed certain on-site inspections of domestic manufacturing facilities subject to a risk-based prioritization system. The FDA utilized this risk-based assessment system to assist in determining when and where it was safest to conduct prioritized domestic inspections. In May 2021, the FDA outlined a detailed plan to move toward a more consistent state of inspectional operations, and in July 2021, the FDA resumed standard inspectional operations of domestic facilities and was continuing to maintain this level of operation as of September 2021. More recently, the FDA has continued to monitor and implement changes to its inspectional activities to ensure the safety of its employees and those of the firms it regulates as it adapts to the evolving COVID-19 pandemic. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to hinder or prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

For instance, in the EU, notified bodies must be officially designated to certify products and services in accordance with the IVDR. Only a few notified bodies have been designated so far but the COVID-19 pandemic has significantly slowed down their designation process. Without IVDR designation, notified bodies may not yet start certifying devices in accordance with the new regulation. As only a few notified bodies has been IVDR-designated they are facing a heavy workload and their review times have lengthened. This situation could impact the way we are conducting our business in the EU and the EEA.

Our customers are highly dependent on payment from third-party payors, and inadequate coverage and/or reimbursement for diagnostic tests using our technology or for procedures using our products and product candidates would compromise our ability to successfully commercialize our diagnostic products and product candidates.

Successful commercialization of our diagnostic products and product candidates depends, in large part, on the extent to which the costs of our products and product candidates purchased by our customers are reimbursed, either separately or through bundled payment, by third-party private and governmental payors, including Medicare, Medicaid, managed care organizations and private insurance plans. There is significant uncertainty surrounding third-party coverage and reimbursement for the use of tests that incorporate new technology, such as our technology. There may be significant delays in obtaining coverage and reimbursement for newly approved products, and coverage may be more limited than the purposes for which the product is approved by the FDA or comparable foreign regulatory authorities. Third-party payors may deny coverage if they determine that our diagnostic tests are not cost-effective compared to the use of alternative testing methods as determined by the payor, or is deemed by the third-party payor to be experimental or medically unnecessary. Even if third-party payors make coverage and reimbursement available, such reimbursement may not be adequate or these payors’ reimbursement policies may have an adverse effect on our business, results of operations, financial condition and cash flows. In the United States, no uniform policy of coverage and reimbursement for products exists among third-party payors. Therefore, coverage and reimbursement for products can differ significantly from payor to payor. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our product candidates to each payor separately, with no assurance that coverage and adequate reimbursement will be obtained.

Hospitals, clinical laboratories and other healthcare provider customers that may purchase our products and product candidates, if approved, generally bill various third-party payors to cover all or a portion of the costs and fees associated with diagnostic tests, including the cost of the purchase of our products and product candidates. The majority of our diagnostic tests are performed in a hospital inpatient setting, where governmental payors, such as Medicare, generally reimburse hospitals a single bundled payment that is based on the patients’ diagnosis under a classification system known as the Medicare severity diagnosis-related groups, classification for all items and services provided to the patient during a single hospitalization, regardless of whether our diagnostic tests are performed during such hospitalization. In addition, new products may be eligible for a new technology add-on payment, or NTAP, for up to three years under the Medicare Hospital Inpatient Prospective Payment System, or IPPS, if they meet certain criteria, including, among other things, demonstrating a substantial clinical improvement relative to services or technologies previously available. Effective October 1, 2019, hospitals paid under the IPPS are eligible to receive a NTAP for T2Bacteria, which is incremental to the MS-DRG reimbursement for qualifying Medicare inpatient cases based on the cost of the case. The Centers for Medicare & Medicaid Services, or CMS, has subsequently extended the NTAP for fiscal years 2021 and 2022. To the extent that our diagnostic tests are performed in an outpatient setting, certain of our tests, including our T2SARS-CoV-2 Panel, may be eligible for separate payment under the Clinical Laboratory Fee Schedule using existing Current Procedural Terminology, or CPT, codes.

Government authorities and other third-party payors are developing increasingly sophisticated methods of controlling healthcare costs, such as by limiting coverage and the amount of reimbursement for various products. Our customers’ access to adequate coverage and reimbursement for inpatient procedures and diagnostic tests, including our products, by government and private insurance plans is central to the acceptance of our products. We may be unable to sell our products on a profitable basis if third-party payors deny coverage or reduce their current levels of payment, or if our costs of production increase faster than increases in reimbursement levels.

In many countries outside of the United States, various coverage, pricing and reimbursement approvals are required and vary from country to country. We expect that it will take several years to establish broad coverage and reimbursement for testing services based on our products with payors in countries outside of the United States, and our efforts may not be successful.

We are subject to federal, state and foreign healthcare fraud and abuse laws and other federal, state and foreign healthcare laws applicable to our business activities. If we are unable to comply, or have not complied, with such laws, we could face substantial penalties.

Our operations are, and will continue to be, directly or indirectly subject to various federal, state and foreign fraud and abuse laws, including, without limitation, the federal and state anti-kickback statutes, false claims laws and transparency laws regarding payments and other transfers of value made to physicians and other licensed healthcare professionals. These laws impact, among other things, our sales and marketing and education programs and require us to implement additional internal systems for tracking certain marketing expenditures and reporting them to government authorities. In addition, we may be subject to patient data privacy and security regulation by both the federal government and the states in which we conduct our business. The healthcare laws and regulations that may affect our ability to operate include:

•

the federal Anti-Kickback Statute, which prohibits, among other things, persons or entities from knowingly or willfully soliciting, receiving, offering or paying any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, in return for or to induce either the referral of an individual for, or the purchase, lease, order or recommendation of, any good, facility, item or services for which payment may be made, in whole or in part, under a federal healthcare program such as the Medicare and Medicaid programs. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to commit a violation;

•

federal false claims laws, including the federal civil False Claims Act, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from or approval by a governmental payor program that are false or fraudulent. In addition, a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act;

•

the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which established additional federal crimes for, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or making materially false statements in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, which governs the conduct of certain electronic healthcare transactions and imposes obligations, including mandatory contractual terms, on certain types of people and entities regarding the security and privacy of protected health information;

•

the Physician Payments Sunshine Act, which requires manufacturers of drugs, devices, biologicals, and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program, with specific exceptions, to report annually to the CMS information related to payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain non-physician practitioners (physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified registered nurse anesthetists and certified nurse midwives), and teaching hospitals, and ownership and investment interests held by physicians and their immediate family members; and

•

state or foreign law equivalents of each of the above federal laws, such as anti-kickback and false claims laws, which may apply to items or services reimbursed by any third-party payor, including commercial insurers; state laws that require device companies to comply with the industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws that require manufacturers to report information related to payments and other transfers of value to physicians, hospitals and other healthcare providers, marketing expenditures, or pricing; and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways, thus complicating compliance efforts.

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

The Affordable Care Act, or ACA, enacted in March 2010, made changes that significantly impacted the pharmaceutical and medical device industries and clinical laboratories. Other significant measures for our industry contained in the ACA included coordination and promotion of research on comparative clinical effectiveness of different technologies and procedures; initiatives to revise Medicare payment methodologies, such as bundling of payments across the continuum of care by providers and physicians; and initiatives to promote quality indicators in payment methodologies. To the extent that the reimbursement amounts for sepsis decrease, it could adversely affect the market acceptance and hospital adoption of our technologies.

The ACA also mandated a reduction in payments for clinical laboratory services paid under the Medicare Clinical Laboratory Fee Schedule, or CLFS, of 1.75% for the years 2011 through 2015 and a productivity adjustment to the CLFS, further reducing payment rates. Some commercial payors are guided by the CLFS in establishing their reimbursement rates. Clinicians may decide not to order clinical diagnostic tests if third-party payments are inadequate, and we cannot predict whether third-party payors will offer adequate reimbursement for procedures utilizing our products and product candidates to make them commercially attractive. To the extent that the diagnostic tests using our products and product candidates are performed on an outpatient basis, these or any future proposed or mandated reductions in payments under the CLFS may apply to some or all of the clinical laboratory tests that our diagnostics customers may use our technology to deliver to Medicare beneficiaries and may indirectly reduce demand for our diagnostic products and product candidates.

Since its enactment, there have been judicial, executive and Congressional challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court’s decision, President Biden issued an executive order initiating a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare. It is unclear how other healthcare reform measures of the Biden administration, if any, will impact our business.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011 resulted in aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030, with the temporary suspension from May 1, 2020 through March 31, 2022 and a 1% reduction from April 1, 2022 through June 30, 2022, unless additional action is taken by Congress. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Additionally, the Medicare Access and CHIP Reauthorization Act of 2015, or MACRA, enacted on April 16, 2015, repealed the formula by which Medicare made annual payment adjustments to physicians and replaced the former formula with fixed annual updates and a new system of incentive payments that are based on various performance measures and physicians’ participation in alternative payment models such as accountable care organizations. These new laws or any other similar laws introduced in the future may result in additional reductions in Medicare and other healthcare funding, which could negatively affect our customers and accordingly, our financial operations.

On January 1, 2018, CMS implemented certain provisions of the Protecting Access to Medicare Act of 2014, or PAMA, which made substantial changes to the way in which clinical laboratory services are paid under Medicare. Under PAMA, laboratories that receive the majority of their Medicare revenue from payments made under the CLFS or the Physician Fee Schedule are required to report to CMS, beginning in 2017 and every three years thereafter (or annually for “advanced diagnostics laboratory tests”), private payer payment rates and volumes for their tests. Laboratories that fail to report the required payment information may be subject to substantial civil monetary penalties. CMS uses the data to calculate a weighted median payment rate for each test, which is used to establish a revised Medicare reimbursement rate. Under PAMA, the revised Medicare reimbursement rates were scheduled to apply to clinical diagnostic laboratory tests furnished on or after January 1, 2018. The revised reimbursement methodology is expected to generally result in relatively lower reimbursement under Medicare for clinical diagnostic lab tests that has been historically available. Any reduction to payment rates resulting from the new methodology is limited to 10% per test per year in 2018 through 2020, and to 15% per test per year in 2021 through 2023. The CARES Act, which was signed into law on March 27, 2020, amended the timeline for reporting private payer payment rates and delayed by one year the payment reductions scheduled for 2021. On December 10, 2021, Congress passed the Protecting Medicare and American Farmers from Sequester Cuts Act, or PMAFSA, which delayed the next data reporting period by an additional year and prevented any reduction in payment amounts from commercial payer rate implementation in 2022.

In addition, in December 2021, the EU Regulation No 2021/2282 on Health Technology Assessment, or HTA, amending Directive 2011/24/EU, was adopted. This regulation which entered into force in January 2022 intends to boost cooperation among EU member states in assessing health technologies, including some medical devices and in vitro diagnostic medical devices, and providing the basis for cooperation at the EU level for joint clinical assessments in these areas. The regulation foresees a three-year transitional period and will permit EU member states to use common HTA tools, methodologies, and procedures across the EU, working together in four main areas, including joint clinical assessment of the innovative health technologies with the most potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual EU member states will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technologies, and making decisions on pricing and reimbursement

We expect that additional state, federal and foreign healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal, state and foreign governments will pay for healthcare products and services, which could result in reduced demand for our products or additional pricing pressure. We cannot predict whether future healthcare initiatives will be implemented at the federal or state level or in countries outside of the United States in which we may do business, or the effect any future legislation or regulation will have on us. The taxes imposed by the new federal legislation and the expansion in government’s effect on the United States healthcare industry may result in decreased profits to us, lower reimbursements by payors for our products and product candidates or reduced medical procedure volumes, any of which may adversely affect our business, financial condition and results of operations.

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

We cannot guarantee that we have identified all relevant third-party intellectual property rights that may be infringed by our technology, nor is there any assurance that patents will not issue in the future from currently pending applications that may be infringed by our technology or products or product candidates. We are aware of third parties that have issued patents and pending patent applications in the United States, EU, Canada, and other jurisdictions in the field of magnetic resonance devices and methods for analyte detection, including the preparation and use of reagents. While we continue to evaluate third-party patents in this area on an ongoing basis, we cannot guarantee that patents we currently are aware of will be found invalid or not infringed if we are accused of infringing them, or if our products are found to infringe, that we will be able to modify our products to cause them to be non-infringing on a timely or cost-effective basis, or at all. We currently monitor the intellectual property positions of some companies in this field that are potential competitors or are conducting research and development in areas that relate to our business and will continue to do so as we progress the development and commercialization of our products or product candidates. While we continue to evaluate third-party patents in this area on an ongoing basis, we cannot assure you that third parties do not currently have or will not in the future have issued patents or other intellectual property rights that may be infringed by the practice of our technology or the commercialization of our products or product candidates.

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

Risks Related to Our Common Stock

We may fail to regain and maintain the continued listing requirements of The Nasdaq Global Market, which could result in a delisting of our common stock.

On November 5, 2021, we received a letter from Nasdaq indicating that, for the last thirty consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued listing on The Nasdaq Global Market. We have been provided an initial period of 180 calendar days, or until May 4, 2022, to regain compliance. We are monitoring the bid price of our common stock and are considering available options. In the event that we do not achieve compliance by May 4, 2022, the NASDAQ rules provide for an appeal process prior to delisting. In the event that we do not achieve compliance by May 4, 2022, we would likely appeal to NASDAQ for an extension that would allow us additional time to regain compliance and which may include executing a reverse stock split.

There can be no assurance that we will be successful in maintaining the listing of our common stock on The Nasdaq Global Market. This could impair the liquidity and market price of our common stock. In addition, the delisting of our common stock from a national exchange could have a material adverse effect on our access to capital markets, and any limitation on market liquidity or reduction in the price of our common stock as a result of that delisting could adversely affect our ability to raise capital on terms acceptable to us, or at all.

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

In September 2021, we entered into a lease for office, research, laboratory and manufacturing space in Billerica, Massachusetts. The lease has a term of 126 months from the commencement date. The commencement date is anticipated to be in fiscal year 2022. Our base rent will be between $1.2 million and $1.6 million for the duration of the lease.

Item 3.	LEGAL PROCEEDINGS

We are not party to any material legal proceedings.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II.

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

Our common stock has been quoted on The Nasdaq Global Market under the symbol “TTOO” and has been trading since August 7, 2014. On March 18, 2022, there were 11 holders of record of our common stock.

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

Business Overview

We are an in vitro diagnostics company and leader in the rapid detection of sepsis-causing pathogens and antibiotic resistance genes. We are dedicated to improving patient care and reducing the cost of care by helping clinicians effectively treat patients faster than ever before. We have developed innovative products that offer a rapid, sensitive and simple alternative to existing diagnostic methodologies. We are developing a broad set of applications aimed at improving patient outcomes, reducing the cost of healthcare, and lowering mortality rates by helping medical professionals make earlier targeted treatment decisions. Our technology enables rapid detection of pathogens, biomarkers and other abnormalities in a variety of unpurified patient sample types, including whole blood, plasma, serum, saliva, sputum and urine, and can detect cellular targets at limits of detection as low as one colony forming unit per milliliter, or CFU/mL. We are currently targeting a range of critically underserved healthcare conditions, focusing initially on those for which a rapid diagnosis will serve an important dual role – saving lives and reducing costs. Our current development efforts primarily target sepsis, which is an area of significant unmet medical need in which existing therapies could be more effective with improved diagnostics.

Our primary commercial products include the T2Dx® Instrument, the T2Candida® Panel, the T2Bacteria® Panel, the T2Resistance® Panel, and the T2SARS-CoV-2™ Panel.

We have never been profitable and have incurred net losses in each year since inception. Our accumulated deficit at December 31, 2021 was $472.2 million and we have experienced cash outflows from operating activities over the past years. Substantially all of our net losses resulted from costs incurred in connection with our research and development programs and from selling, general and administrative costs associated with our operations. We have incurred significant commercialization expenses related to product sales, marketing, manufacturing and distribution of our FDA-cleared products, the T2Dx Instrument, T2Candida Panel and T2Bacteria Panel. In addition, we will continue to incur significant costs and expenses as we continue to develop other product candidates, improve existing products and maintain, expand and protect our intellectual property portfolio. We may seek to fund our operations through public equity or private equity or debt financings, as well as other sources. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements if and when needed would have a negative impact on our business, results of operations and financial condition and our ability to develop, commercialize and drive adoption of the T2Dx Instrument, T2Candida, T2Bacteria, T2Resistance, T2SARS-CoV-2 and future products.

We are subject to a number of risks similar to other early commercial stage life science companies, including, but not limited to commercially launching our products, development and market acceptance of our product candidates, development by our competitors of new technological innovations, protection of proprietary technology, and raising additional capital.

The COVID-19 pandemic has impacted and may continue to impact our operations. We have established protocols for continued manufacturing, distribution and servicing of our products with safe social distancing and personal protective equipment measures and for remote work for employees not essential to on-site operations. To date these measures have been mostly successful but may not continue to function should the pandemic escalate and further impact our personnel. In 2020, our hospital customers restricted our sales team’s access to their facilities and as a result, we had significantly reduced our commercial and general and administrative staffing levels at the beginning of the COVID-19 pandemic to reduce expenses. We have since hired sales, marketing, and medical and clinical affairs personnel. Although we did not see any material impact to accounts receivable during the year ended December 31, 2021, our exposure may increase if our customers continue to be adversely affected by the COVID-19 pandemic, including as a result of the spread of variants of the virus. Customers may reduce their purchases of products, depending on their needs and cash flow, which could negatively impact revenue. Our customers may cease to comply with the terms of our sales agreements and this may impact our ability to recognize revenue and hinder receivables collections. We have a significant development contract with BARDA and should BARDA reduce, cancel or not grant additional milestone projects, our ability to continue our future product development may be impacted. Our shipping carrier’s ability to deliver our products to customers may be disrupted. We have reviewed our suppliers and quantities of key materials and believe we have sufficient stocks and alternate sources of critical materials should our supply chains become disrupted, although raw materials and plastics for the manufacturing of reagents and consumables are in high demand, and interruptions in supply are difficult to predict. At the onset of the pandemic, we believed that the pandemic’s impact on our sales would affect the recoverability of the value of our T2-owned instruments and components. In early 2020, the COVID-19 pandemic also caused us to reassess our build plan and evaluate our inventories accordingly, which resulted in an additional charge to cost of product revenue for excess inventories.

We believe that our cash, cash equivalents, marketable securities and restricted cash of $33.8 million at December 31, 2021 will not be sufficient to fund our current operating plan at least a year from issuance of these financial statements unless additional funds are raised. Certain elements of our operating plan cannot be considered probable. During the year ended December 31, 2020, management implemented a cost improvement strategy which is focused on reducing operating expenses and improving cost of goods sold.

The Term Loan Agreement with CRG Servicing LLC (“CRG”) (Note 6) has certain covenants which require us to achieve certain annual revenue targets, whereby we are required to pay double the amount of any shortfall as an acceleration of principal payments, and maintain a minimum cash balance of $5.0 million. In June 2021, we achieved the revenue covenant for the twenty-four month period beginning January 1, 2020. There can be no assurances that we will continue to be in compliance with the cash covenant in future periods without additional funding. In February 2022 CRG amended the Term Loan Agreement extending the interest only period and maturity to December 30, 2023.

On November 5, 2021, we received a letter from The Nasdaq Stock Market LLC (“Nasdaq”) indicating that, for the last thirty consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued listing on the Nasdaq Global Market under Nasdaq Listing Rule 5450(a)(1). Under Nasdaq rules, we have 180 days (May 4, 2022) to regain compliance by increasing the stock price to over $1.00. The Company plans to regain compliance by executing on its operating plans to organically drive the share price to compliance. The Company currently has no plan for a reverse stock split.

These conditions raise substantial doubt regarding our ability to continue as a going concern for a period of one year after the date that the financial statements are issued. Management's plans to alleviate the conditions that raise substantial doubt include raising additional funding, earning payments pursuant to our contract with BARDA, delaying certain research projects and capital expenditures and eliminating certain future operating expenses in order to fund operations at reduced levels for us to continue as a going concern for a period of 12 months from the date the financial statements are issued. Management has concluded the likelihood that its plan to successfully obtain sufficient funding from one or more of these sources or adequately reduce expenditures, while reasonably possible, is less than probable. Accordingly, we have concluded that substantial doubt exists about our ability to continue as a going concern for a period of at least 12 months from the date of issuance of these consolidated financial statements.

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

We expect cost of product revenue to decrease as a percentage of revenue as a result of the cost of product revenue improvement initiatives that we initiated in 2021 and 2020.

At the beginning of the COVID-19 pandemic, we believed that the pandemic would reduce product sales and impair our ability to recover the cost of our T2-owned instruments and components. We assessed the impact on the related cash flows of the instruments and reduced their carrying values by $0.6 million during the quarter ended March 31, 2020, which was recorded as cost of product revenue impairment expense. We took an additional $0.6 million charge to cost of product revenue during the quarter ended March 31, 2020 primarily for excess inventories as the COVID-19 pandemic also caused us to reassess our build plan and evaluate our inventories accordingly.

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

We anticipate our overall research and development expenses to remain consistent or increase in support of increased activity under the BARDA agreement. We expect to continue developing additional product candidates, improving existing products, and conducting ongoing and new clinical trials. We have a significant development contract with BARDA and should BARDA reduce, cancel or not grant additional milestone projects, our ability to continue our future product development may be impacted.

Customer service personnel provide customer product support as well as field installation, training and T2Dx system maintenance. Time spent in the field servicing customers with service maintenance contracts and for installation and training is considered services and included in cost of goods sold. Time spent providing customer support is now considered a commercial support activity and is included in selling, general and administrative expenses. Previously, customer support was considered a development phase activity and was included in research and development expense. Prior periods have been reclassified to conform to the current period presentation. The reclassification increased selling, general and administrative expenses by $0.8 million and decreased research and development expenses by $0.8 million for the year ended December 31, 2020. The reclassification had no impact on total costs and expenses, loss from operations, net loss or net loss per share.

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

As noted under research and development expenses, the reclassification of customer support increased selling, general and administrative expenses by $0.8 million and decreased research and development expenses by $0.8 million for the year ended December 31, 2020.

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

Results of Operations for the Years Ended December 31, 2021 and 2020

	Year ended
	December 31,
	2021	2020	Change
	(in thousands)
Revenue:
Product revenue	$16,646	$11,677	$4,969
Research revenue	-	11	(11)
Contribution revenue	11,412	6,442	4,970
Total revenue	28,058	18,130	9,928
Costs and expenses:
Cost of product revenue	20,703	21,280	(577)
Research and development	21,801	16,112	5,689
Selling, general and administrative	28,527	22,094	6,433
Total costs and expenses	71,031	59,486	11,545
Loss from operations	(42,973)	(41,356)	(1,617)
Other income (expense):
Interest income	112	14	98
Interest expense	(6,586)	(5,518)	(1,068)
Other income, net	206	62	144
Total other expense	(6,268)	(5,442)	(826)
Net loss	$(49,241)	$(46,798)	$(2,443)

Product revenue

During the year ended December 31, 2021, product revenue totaled $16.6 million, compared to $11.7 million for the year ended December 31, 2020, an increase of $4.9 million. The increase was driven by higher consumable sales of $6.1 million primarily driven by sales of our T2SARS-CoV-2 and Sepsis product, and higher revenue under our service agreements of $0.2 million, offset by lower T2Dx instrument sales of $1.3 million.

Research revenue

Research revenue was zero for the year ended December 31, 2021 compared to $11 thousand pertaining to an immaterial agreement for the year ended December 31, 2020.

Contribution revenue

Contribution revenue totaled $11.4 million for the year ended December 31, 2021, compared to $6.4 million for the year ended December 31, 2020, an increase of $5.0 million. All contribution revenue relates to the BARDA contract, which began in September 2019. The increase was driven by increased contract activity.

Cost of product revenue

During the year ended December 31, 2021, cost of product revenue totaled $20.7 million, compared to $21.3 million for the year ended December 31, 2020, a decrease of $0.6 million. The decrease in cost was driven by a $3.2 million decrease in cost attributable to lower T2Dx sales, $0.6 million from a COVID-19 related impairment charge of our T2-owned instruments and components recorded early in 2020, and $0.2 million of lower T2-owned instrument depreciation primarily as a result of lower carrying value of T2-owned instruments subsequent to the impairment charge in the first quarter of 2020. These decreases are partially offset by $1.3 million of costs related to higher consumables sales primarily from T2SARSCoV-2, $1.4 million of increased costs due to increased T2Dx production levels in 2021 compared to 2020, a $0.3 million of higher service and repair costs, $0.2 million of royalties, and $0.2 million of increased quality control testing.

Research and development expenses

Research and development expenses were $21.8 million for the year ended December 31, 2021, compared to $16.1 million for the year ended December 31, 2020, an increase of $5.7 million. The increase was driven by a $1.5 million increase in higher payroll costs due to increased headcount, an increase of $1.5 million in lab and facility expenses primarily for the BARDA contract, an increase of $1.0 million in information technology support, an increase of $0.9 million in consulting expenses related to our BARDA agreement, an increase of $0.6 million due to higher materials costs and an increase of $0.2 million due to increased internal usage for research and development projects.

Selling, general and administrative expenses

Selling, general and administrative expenses were $28.5 million for the year ended December 31, 2021, compared to $22.1 million for the year ended December 31, 2020, an increase of $6.4 million. The increase is driven by an increase in payroll related expenses of $2.9 million due to increased headcount, an increase of $2.7 million in stock-based compensation expense largely due to modifications related to Mr. McDonough’s resignation agreement, an increase of $0.9 million due to increased information technology support, an increase of $0.6 million of increased marketing research and tradeshow and conference expenses, an increase of $0.3 million of increased investor relations for the Annual Shareholder Meeting, an increase of $0.2 million of increased director fees primarily from to the payment associated with Mr. McDonough’s resignation, an increase of $0.2 million of Service software and support fees, an increase of $0.1 million of dues & subscriptions, and an increase of $0.1 million of increased Service travel related expenses. These increases were partially offset by $0.7 million of lower consulting expenses primarily driven by less temporary help related to final cyber-recovery efforts in early 2020 and less work incurred for Section 404 of the Sarbanes-Oxley Act and a Board members search, a decrease of $0.5 million related to an impairment charge of a vacated operating lease that was recorded in 2020, and a decrease of $0.4 million of fewer legal expenses related to financings and the CEO transition.

Interest income

Interest income was $0.1 million for the year ended December 31, 2021 and immaterial for the year ended December 31, 2020. The increase of $0.1 million was due to the maturity of our marketable securities.

Interest expense

Interest expense was $6.6 million for the year ended December 31, 2021, compared to $5.5 million for the year ended December 31, 2020. Interest expense increased by $1.1 million primarily due to increased interest compounding associated with the CRG Term Loan Agreement, and a lower change in fair value of the derivative associated with the Agreement.

Other income, net

Other income, net, was $0.2 million for the year ended December 31, 2021, compared to $0.1 million for the year ended December 31, 2020. The $0.1 million increase is immaterial.

Liquidity and Capital Resources

We have incurred losses and cumulative negative cash flows from operations since our inception, and as of December 31, 2021 and 2020, we had an accumulated deficit of $472.2 million and $423.0 million, respectively. Having obtained clearance from the FDA to market the T2Dx Instrument, T2Candida Panel, and T2Bacteria Panel in the US and CE marked the T2Dx Instrument, T2Candida Panel, T2Bacteria Panel and T2Resistance Panel in the EU, we have incurred significant commercialization expenses related to product sales, marketing, manufacturing and distribution. We may seek to continue to fund our operations through public equity or private equity or debt financings, as well as other sources. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements if and when needed would have a negative impact on our business, results of operations and financial condition and our ability to develop and commercialize T2Dx Instrument, T2Candida Panel, T2Bacteria Panel, T2Resistance Panel, and T2SARS-CoV-2 Panel and other product candidates.

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

On March 31, 2021, we entered into another Sales Agreement with Canaccord (“New Sales Agreement”), as agent, pursuant to which we may offer and sell shares of common stock, for aggregate gross sale proceeds of up to $75.0 million from time to time from the effective date of the respective registration statement through Canaccord. We sold 16,809,424 shares of common stock for net proceeds of $20.0 million during the year ended December 31, 2021.

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

Plan of operations and future funding requirements

As of December 31, 2021 and 2020 we had unrestricted cash and cash equivalents of approximately $22.2 million and $16.8 million, respectively. Our marketable securities of $10.0 million as of December 31, 2021 are held in U.S. treasury securities. Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, costs related to our products, clinical trials, laboratory and related supplies, supplies and materials used in manufacturing, legal and other regulatory expenses and general overhead costs.

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

The COVID-19 pandemic has impacted and may continue to impact our operations. We have established protocols for continued manufacturing, distribution and servicing of our products with safe social distancing and personal protective equipment measures and for remote work for employees not essential to on-site operations. To date these measures have been mostly successful but may not continue to function should the pandemic escalate and further impact our personnel. In 2020, our hospital customers restricted our sales team’s access to their facilities and as a result, we had significantly reduced our commercial and general and administrative staffing levels at the beginning of the COVID-19 pandemic to reduce expenses. We have since hired sales and marketing personnel. Although we did not see any material impact to accounts receivable during the year ended December 31, 2021, our exposure may increase if our customers continue to be adversely affected by the COVID-19 pandemic, including as a result of the spread of variants of the virus. Customers may reduce their purchases of products, depending on their needs and cash flow, which could negatively impact revenue. Our customers may cease to comply with the terms of our sales agreements and this may impact our ability to recognize revenue and hinder receivables collections. We have a significant development contract with BARDA and should BARDA reduce, cancel or not grant additional milestone projects, our ability to continue our future product development may be impacted. Our shipping carrier’s ability to deliver our products to customers may be disrupted. We have reviewed our suppliers and quantities of key materials and believe we have sufficient stocks and alternate sources of critical materials should our supply chains become disrupted, although raw materials and plastics for the manufacturing of reagents and consumables are in high demand, and interruptions in supply are difficult to predict. At the onset of the pandemic, we believed that the pandemic’s impact on our sales would affect the recoverability of the value of our T2-

owned instruments and components. In early 2020, the COVID-19 pandemic also caused us to reassess our build plan and evaluate our inventories accordingly, which resulted in an additional charge to cost of product revenue for excess inventories.

Going Concern

We believe that our cash, cash equivalents, marketable securities and restricted cash of $33.8 million at December 31, 2021 will not be sufficient to fund our current operating plan at least a year from issuance of these financial statements. Certain elements of our operating plan cannot be considered probable. During the year ended December 31, 2020, management implemented a cost improvement strategy which is focused on reducing operating expenses and improving cost of goods sold.

The Term Loan Agreement with CRG Servicing LLC (“CRG”) (Note 6) has certain covenants which require us to achieve certain annual revenue targets, whereby we are required to pay double the amount of any shortfall as an acceleration of principal payments, and maintain a minimum cash balance of $5.0 million. In June 2021, we achieved the revenue covenant for the twenty-four month period beginning January 1, 2020. There can be no assurances that we will continue to be in compliance with the cash covenant in future periods without additional funding. In February 2022 CRG amended the Term Loan Agreement extending the interest only period and maturity to December 30, 2023.

On November 5, 2021, we received a letter from The Nasdaq Stock Market LLC (“Nasdaq”) indicating that, for the last thirty consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued listing on the Nasdaq Global Market under Nasdaq Listing Rule 5450(a)(1). Under Nasdaq rules, we have 180 days (May 4, 2022) to regain compliance by increasing the stock price to over $1.00. We plan to regain compliance by executing on its operating plans to organically drive the share price to compliance. We currently have no plan for a reverse stock split.

These conditions raise substantial doubt regarding our ability to continue as a going concern for a period of one year after the date that the financial statements are issued. Management's plans to alleviate the conditions that raise substantial doubt include raising additional funding, earning payments pursuant to our contract with BARDA, delaying certain research projects and capital expenditures and eliminating certain future operating expenses in order to fund operations at reduced levels for us to continue as a going concern for a period of 12 months from the date the financial statements are issued. Management has concluded the likelihood that its plan to successfully obtain sufficient funding from one or more of these sources or adequately reduce expenditures, while reasonably possible, is less than probable. Accordingly, we have concluded that substantial doubt exists about our ability to continue as a going concern for a period of at least 12 months from the date of issuance of these consolidated financial statements.

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

Cash flows

The following is a summary of cash flows for each of the periods set forth below:

	Year ended
	December 31,
	2021	2020
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(38,874)	$(43,215)
Investing activities	24,791	(36,261)
Financing activities	20,535	85,607
Net increase in cash, cash equivalents and restricted cash	$6,452	$6,131

Net cash used in operating activities

Net cash used in operating activities was $38.9 million for the year ended December 31, 2021, and consisted primarily of a net loss of $49.2 million, an adjustment for non-cash items including stock-based compensation expense of $7.1 million, non-cash interest expense of $3.8 million, depreciation and amortization expense of $1.3 million, non-cash lease expense of $1.3 million, a change in fair value of derivative of $1.0 million, amortization of bond premium of $0.2 million, and a net change in operating assets and liabilities of $2.2 million. The net change in operating assets and liabilities was primarily driven by a decrease in operating lease liabilities of $1.2 million, a decrease in deferred revenue of $0.1 million, an increase in prepaid expenses and other current assets of $0.5 million primarily related to deposits made and software subscription renewals, and an increase in inventories of $1.9 million due to bulk materials purchases for favorable pricing, partially offset by an increase in accounts payable of $0.8 million due to timing of payments, and an increase in accrued expenses of $0.8 million, mostly due to increased employee costs.

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

Net cash used in investing activities

Net cash provided by investing activities was $24.8 million for the year ended December 31, 2021, and consisted of $25.3 million of proceeds from the maturities of marketable securities, offset by $0.5 million of costs to acquire property and equipment.

Net cash used in investing activities was $36.3 million for the year ended December 31, 2020, and consisted of $50.7 million of purchases of marketable securities and $0.8 million of costs to acquire property and equipment, partially offset by proceeds from maturities of marketable securities of $15.3 million.

Net cash provided by financing activities

Net cash provided by financing activities was $20.5 million for the year ended December 31, 2021, and consisted primarily of net proceeds of $20.0 million under the Sales Agreement, and net proceeds of $0.6 million from the exercise of stock options and employee stock purchase plan.

Net cash provided by financing activities was $85.6 million for the year ended December 31, 2020, and consisted primarily of net proceeds of $85.0 million under the Sales Agreement, net proceeds of $0.3 million under the Purchase Agreement and proceeds from the exercise of stock options and employee stock purchase plan of $0.3 million.

Borrowing Arrangements

Term Loan Agreement

In December 2016, we entered into a Term Loan Agreement with CRG. We borrowed $40.0 million pursuant to the Term Loan Agreement, which has a six-year term with three years (through December 30, 2019) of interest-only payments, which period was extended to four years (through December 30, 2020) upon achieving the Approval Milestone, after which quarterly principal and interest payments would be due through the December 30, 2022 maturity date. In February 2022, we amended our agreement with CRG to extend the maturity date from December 30, 2022 to December 30, 2023. Interest on the amounts borrowed under the Term Loan Agreement accrues at an annual fixed rate of (a) prior to the Approval Milestone, 12.50%, 4.0% of which may be deferred during the interest-only period by adding such amount to the aggregate principal loan amount and (b) following the Approval Milestone, 11.50%, 3.5% of which may be deferred during the interest-only period by adding such amount to the aggregate principal loan amount. In addition, if we achieve certain financial performance metrics, the loan will convert to interest-only until the December 30, 2023 maturity, at which time all unpaid principal and accrued unpaid interest will be due and payable. We are required to pay CRG a financing fee based on the loan principal amount drawn. We are also required to pay a final payment fee of 8%, subsequently amended to 10%, of the principal outstanding upon repayment. We are accruing the final payment fee as interest expense and it is included as a non-current liability at December 31, 2021 and December 31, 2020 on the balance sheet.

The Term Loan Agreement with CRG is classified as a non-current liability at December 31, 2021 as we have the intent and ability to refinance the short-term obligation on a long-term basis. The Term Loan Agreement is classified as a non-current liability at December 31, 2020 as we have sufficient cash, cash equivalents and marketable securities such that the minimum liquidity covenant would not be triggered.

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

In February 2022, the Term Loan Agreement was amended to extend the interest-only payment period through December 30, 2023, and to extend the initial principal repayment to December 30, 2023. We did not pay or provide any consideration in exchange for this amendment. We will account for the February 2022 amendment as a modification to the Term Loan Agreement.

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

The fair value of the derivative at December 31, 2020 is $1.0 million and is classified as a non-current liability on the balance sheet at December 31, 2020 to match the classification of the related Term Loan Agreement. In June 2021, we achieved the revenue covenant for the twenty-four month period beginning January 1, 2020 and therefore have no derivative liability at December 31, 2021.

Contingent Liabilities and Commitments, Including Tax Matters

We have net deferred tax assets of $84.8 million as of December 31, 2021, which have been fully offset by a valuation allowance due to uncertainties surrounding our ability to realize these tax benefits. The deferred tax assets are primarily composed of federal net operating loss (“NOL”), tax carryforwards and research and development tax credit carryforwards. As of December 31, 2021, we had federal NOL carryforwards of $267.9 million available to reduce future taxable income, if any. Out of the total NOL carryforwards of $267.9 million, $78.7 million begin to expire in 2036 and $189.2 million carryforward indefinitely. As of December 31, 2021, we had state NOL carryforwards of $284.4 million, of which $250.8 million expire at various dates through 2041 and $33.6 million is carried forward indefinitely. As of December 31, 2021, we had federal tax credit carryforwards of $1.6 million and state tax credit carryforwards of $1.5 million which expire at various dates through 2041 and 2036, respectively.

In 2020, we completed a 382 study of our cumulative net operating loss and tax credit carryforwards. As a result, there were limitations placed on the use of our loss and credit carryforwards from 2019 and prior periods. In 2021, we completed a study with no changes to the 2020 study. If we experience a Section 382 ownership change in connection as a result of future changes in our stock ownership, some of which changes are outside of our control, the tax benefits related to the NOL and tax credit carryforwards may be limited or lost.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules.

Critical Accounting Policies and Significant Judgments

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

See Note 2 of the notes to our consolidated financial statements appearing at the end of this Annual Report on Form 10-K for additional information on our accounting policies and significant judgments.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide this information.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

T2 Biosystems, Inc.

Lexington, Massachusetts

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of T2 Biosystems, Inc. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, stockholders’ (deficit) equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations, has an accumulated deficit, has experienced cash outflows from operating activities over the past year, has uncertainties related to achieving debt covenants – which contain a minimum cash balance requirement – in the future, will require additional capital to fund its current operating plan and, accordingly, has stated that substantial doubt exists about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

•

Evaluating management’s assumptions related to future average selling prices and future sales volumes by considering (i) current and past results, including recent sales, and (ii) the consistency with current contract prices.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2018.

Boston, Massachusetts

March 23, 2022

T2 Biosystems, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$22,245	$16,793
Marketable securities	9,996	25,396
Accounts receivable	5,134	5,099
Inventories	3,909	3,636
Prepaid expenses and other current assets	3,110	2,660
Total current assets	44,394	53,584
Property and equipment, net	4,675	3,771
Operating lease right-of-use assets	9,766	11,034
Restricted cash	1,551	551
Marketable securities	—	10,002
Other assets	153	136
Total assets	$60,539	$79,078
Liabilities and stockholders’ (deficit) equity
Current liabilities:
Accounts payable	$2,832	$2,058
Accrued expenses and other current liabilities	8,338	7,512
Deferred revenue	518	230
Total current liabilities	11,688	9,800
Notes payable	47,790	45,235
Operating lease liabilities, net of current portion	9,359	10,533
Deferred revenue, net of current portion	28	424
Derivative liability	—	1,010
Other liabilities	4,577	3,350
Commitments and contingencies (see Note 13)
Stockholders’ (deficit) equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 400,000,000 shares authorized; 166,400,892 and 148,078,974 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively	166	148
Additional paid-in capital	459,151	431,544
Accumulated other comprehensive (loss) income	(4)	9
Accumulated deficit	(472,216)	(422,975)
Total stockholders’ (deficit) equity	(12,903)	8,726
Total liabilities and stockholders’ (deficit) equity	$60,539	$79,078

See accompanying notes to consolidated financial statements.

T2 Biosystems, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

	Year ended
	December 31,
	2021	2020
Revenue:
Product revenue	$16,646	$11,677
Research revenue	-	11
Contribution revenue	11,412	6,442
Total revenue	28,058	18,130
Costs and expenses:
Cost of product revenue	20,703	21,280
Research and development	21,801	16,112
Selling, general and administrative	28,527	22,094
Total costs and expenses	71,031	59,486
Loss from operations	(42,973)	(41,356)
Other income (expense):
Interest income	112	14
Interest expense	(6,586)	(5,518)
Other income, net	206	62
Total other expense	(6,268)	(5,442)
Net loss	$(49,241)	$(46,798)
Net loss per share — basic and diluted	$(0.31)	$(0.39)
Weighted-average number of common shares used in computing net loss per share — basic and diluted	158,861,418	121,331,464

Other comprehensive loss:
Net loss	$(49,241)	$(46,798)
Net unrealized (loss) gain on marketable securities arising during the period	(4)	13
Less: net realized gain on marketable securities included in net loss	(9)	(4)
Total other comprehensive (loss) gain, net of taxes	(13)	9
Comprehensive loss	$(49,254)	$(46,789)

See accompanying notes to consolidated financial statements.

T2 Biosystems, Inc.

Consolidated Statements of Stockholders’ (Deficit) Equity

(In thousands, except share data)

	Common		Additional		Accumulated Other	Total
	Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	(Loss) Income	(Deficit) Equity
Balance at December 31, 2019	50,651,535	$51	$342,121	$(376,177)	$—	$(34,005)
Stock-based compensation expense	—	—	3,913	—	—	3,913
Issuance of common stock from vesting of restricted stock, exercise of stock options and employee stock purchase plan	907,272	—	296	—	—	296
Issuance of common stock from secondary public offering, net of offering costs of $3.0 million	96,520,167	97	85,214	—	—	85,311
Unrealized gain on marketable securities	—	—	—	—	9	9
Net loss	—	—	—	(46,798)	—	(46,798)
Balance at December 31, 2020	148,078,974	148	431,544	(422,975)	9	8,726
Stock-based compensation expense	—	—	7,090	—	—	7,090
Issuance of common stock from vesting of restricted stock, exercise of stock options and employee stock purchase plan	1,512,494	1	566	—	—	567
Issuance of common stock from secondary public offerings, net of offering costs of $0.8 million	16,809,424	17	19,951	—	—	19,968
Unrealized loss on marketable securities	—	—	—	—	(13)	(13)
Net loss	—	—	—	(49,241)		(49,241)
Balance at December 31, 2021	166,400,892	$166	$459,151	$(472,216)	$(4)	$(12,903)

See accompanying notes to consolidated financial statements.

T2 Biosystems, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year ended
	December 31,
	2021	2020
Cash flows from operating activities
Net loss	$(49,241)	$(46,798)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,270	1,710
Amortization of bond premium	152	72
Amortization of operating lease right-of-use assets	1,268	1,446
Stock-based compensation expense	7,090	3,913
Change in fair value of derivative instrument	(1,010)	(1,415)
Gain on sales of marketable securities	(14)	—
Gain on disposal of property and equipment	—	(2)
Impairment of operating lease asset	—	523
Impairment of property and equipment	—	636
Non-cash interest expense	3,782	3,238
Changes in operating assets and liabilities:
Accounts receivable	(35)	(2,274)
Prepaid expenses and other assets	(467)	(1,152)
Inventories	(1,940)	441
Accounts payable	761	(1,652)
Accrued expenses and other liabilities	769	439
Deferred revenue	(108)	323
Operating lease liabilities	(1,151)	(2,663)
Net cash used in operating activities	(38,874)	(43,215)
Cash flows from investing activities
Purchases of marketable securities	—	(50,711)
Proceeds from maturities of marketable securities	25,251	15,250
Proceeds from sale of property and equipment	—	4
Purchases and manufacture of property and equipment	(460)	(804)
Net cash provided by (used in) investing activities	24,791	(36,261)
Cash flow from financing activities
Proceeds from issuance of shares from employee stock purchase plan and stock option exercises	567	296
Proceeds from issuance of common stock from secondary public offerings, net of offering costs	19,968	85,311
Net cash provided by financing activities	20,535	85,607
Net increase in cash, cash equivalents and restricted cash	6,452	6,131
Cash, cash equivalents and restricted cash at beginning of period	17,344	11,213
Cash, cash equivalents and restricted cash at end of period	$23,796	$17,344

See accompanying notes to consolidated financial statements.

T2 Biosystems, Inc.

Consolidated Statements of Cash Flows (Continued)

(In thousands)

	Year ended
	December 31,
Reconciliation of cash, cash equivalents and restricted cash at end of period	2021	2020
Cash and cash equivalents	$22,245	$16,793
Restricted cash	1,551	551
Total cash, cash equivalents and restricted cash	$23,796	$17,344

	Year ended
	December 31,
	2021	2020
Supplemental disclosures of cash flow information
Cash paid for interest	$3,814	$3,692
Supplemental disclosures of noncash activities
Transfer of T2 owned instruments and components to inventory	$1,667	$478
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$9,602
Purchases of property and equipment included in accounts payable and accrued expenses	$80	$41

See accompanying notes to consolidated financial statements.

T2 Biosystems, Inc.

Notes to Consolidated Financial Statements

1. Nature of Business

T2 Biosystems, Inc. and its subsidiary (the “Company,” “we,” or “T2”) have operations based in Lexington, Massachusetts. T2 Biosystems, Inc. was incorporated on April 27, 2006 as a Delaware corporation. The Company is an in vitro diagnostics company that has developed an innovative and proprietary technology platform that offers a rapid, sensitive and simple alternative to existing diagnostic methodologies. The Company has developed a broad set of applications aimed at lowering mortality rates, improving patient outcomes and reducing the cost of healthcare by helping medical professionals make targeted treatment decisions earlier. Our technology enables rapid detection of pathogens, biomarkers and other abnormalities in a variety of unpurified patient sample types, including whole blood, plasma, serum, saliva, sputum, cerebral spinal fluid and urine, and can detect cellular targets at limits of detection as low as one colony forming unit per milliliter (“CFU/mL”). The Company’s initial development efforts target the detection of pathogens that cause sepsis, which is an area of significant unmet medical need in which existing therapies could be more effective with improved diagnostics.

Liquidity and Going Concern

At December 31, 2021, the Company had cash, cash equivalents, marketable securities and restricted cash of $33.8 million, an accumulated deficit of $472.2 million, stockholders’ deficit of $12.9 million, and has experienced cash outflows from operating activities over the past years. The future success of the Company is dependent on its ability to successfully commercialize its products, obtain regulatory clearance for and successfully launch its future product candidates, obtain additional capital and ultimately attain profitable operations. Historically, the Company has funded its operations primarily through its August 2014 initial public offering, its December 2015 public offering, its September 2016 private investment in public equity (“PIPE”) financing, its September 2017 public offering, its June 2018 public offering, its July 2019 establishment of an Equity Distribution Agreement and Equity Purchase Agreement (Note 7), its March 2021 establishment of an Equity Distribution Agreement (Note 7), private placements of redeemable convertible preferred stock and through debt financing arrangements.

The Company is subject to a number of risks similar to other early commercial stage life science companies, including, but not limited to commercially launching the Company’s products, development and market acceptance of the Company’s product candidates, development by its competitors of new technological innovations, protection of proprietary technology, and raising additional capital.

The COVID-19 pandemic has impacted and may continue to impact operations. The Company has established protocols for continued manufacturing, distribution and servicing of its products with safe social distancing and personal protective equipment measures and for remote work for certain employees not essential to on-site operations. To date these measures have been mostly successful but may not continue to function should the pandemic escalate and impact personnel. In 2020, the Company’s hospital customers restricted the sales team’s access to their facilities and as a result, the Company had significantly reduced sales and general and administrative staffing levels at the beginning of the COVID-19 pandemic to reduce expenses. The Company has since hired sales, marketing and medical and clinical affairs personnel. Although the Company did not see any material impact to accounts receivable during the period ended December 31, 2021, the Company’s exposure may increase if its customers continue to be adversely affected by the COVID-19 pandemic, including as a result of the spread of variants of the virus. Customers may reduce their purchases of products, depending on their needs and cash flow, which could negatively impact revenue. The Company has a significant development contract with BARDA and should BARDA reduce, cancel or not grant additional milestone projects, the Company’s ability to continue its future product development may be impacted. The ability of the Company’s shipping carriers to deliver products to customers may be disrupted. The Company has reviewed its suppliers and quantities of key materials and believes that it has sufficient stocks and alternate sources of critical materials including personal protective equipment should the supply chains become disrupted, although raw materials and plastics for the manufacturing of reagents and consumables are in high demand, and interruptions in supply are difficult to predict. As further described in Note 5, at the onset of the pandemic, the Company believed the pandemic’s impact on its sales would affect the recoverability of the value of T2-owned instruments and components. In early 2020, the COVID-19 pandemic also caused the Company to reassess its build plan and evaluate its inventories accordingly, which resulted in an additional charge to cost of product revenue for excess inventories.

Since FDA authorization was obtained to market the T2Dx Instrument, T2Candida Panel, and T2Bacteria Panel, and EUA was issued for the T2SARS-CoV-2 Panel, the Company has incurred significant commercialization expenses related to product sales, marketing, manufacturing and distribution. The Company may seek to fund its operations through public equity, private equity or debt financings, as well as other sources. However, the Company may be unable to raise additional funds or enter into such other arrangements when needed, on favorable terms, or at all. The Company’s failure to raise capital or enter into such other arrangements if and when needed would have a negative impact on the Company’s business, results of operations, financial condition and the Company’s ability to develop and commercialize the T2Dx Instrument, T2Candida, T2Bacteria, T2SARS-CoV-2, and other product candidates.

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

The Company believes that its cash, cash equivalents, marketable securities and restricted cash of $33.8 million at December 31, 2021 will not be sufficient to fund its current operating plan at least one year from issuance of these financial statements unless additional funds are raised. Certain elements of our operating plan cannot be considered probable.

The Term Loan Agreement with CRG Servicing LLC (“CRG”) (Note 6) has certain covenants which require the Company to achieve certain annual revenue targets, whereby the Company is required to pay double the amount of any shortfall as an acceleration of principal payments, and maintain a minimum cash balance of $5.0 million. In June 2021, the Company achieved the revenue target for the twenty-four month period ended December 31, 2021.There can be no assurances that it will continue to be in compliance with the cash covenant in future periods without additional funding. In February 2022, the CRG amended the Term Loan Agreement, extending the interest only period and maturity to December 30, 2023.

The Company’s stock has been trading under $1.00. On November 5, 2021, the Company received a letter from The Nasdaq Stock Market LLC (“Nasdaq”) indicating that, for the last thirty consecutive business days, the bid price for the Company’s common stock had closed below the minimum $1.00 per share requirement for continued listing on the Nasdaq Global Market under Nasdaq Listing Rule 5450(a)(1). Under Nasdaq rules, the Company has 180 days (May 4, 2022) to regain compliance by increasing the stock price to over $1.00. The Company plans to regain compliance by executing on its operating plans to organically drive the share price to compliance.

These conditions raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year after the date that the financial statements are issued. Management's plans to alleviate the conditions that raise substantial doubt include raising additional funding, earning payments pursuant to the Company’s contract with BARDA, delaying certain research projects and capital expenditures and eliminating certain future operating expenses in order to fund operations at reduced levels for the Company to continue as a going concern for a period of 12 months from the date the financial statements are issued. Management has concluded the likelihood that its plan to successfully obtain sufficient funding from one or more of these sources or adequately reduce expenditures, while reasonably possible, is less than probable. Accordingly, the Company has concluded that substantial doubt exists about the Company’s ability to continue as a going concern for a period of at least 12 months from the date of issuance of these consolidated financial statements.

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

The Company has made a reclassification of prior periods to conform to the current period presentation. The Company has customer service personnel provide customer product support as well as field installation, training and T2Dx system maintenance. Time spent in the field servicing customers with service maintenance contracts and for installation and training is considered services and included in cost of goods sold. Time spent providing customer support is now considered a commercial support activity and is included in selling, general and administrative expenses. Previously, customer support was considered a development phase activity and was included in research and development expense. The reclassification increased selling, general and administrative expenses by $0.8 million and decreased research and development expenses by $0.8 million for the year ended December 31, 2020. The reclassification had no impact on total costs and expenses, loss from operations, net loss or net loss per share.

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

Geographic Information

The Company sells its products domestically and internationally. International sales to a single country did not exceed 10% of total revenue in any year. Total international sales were approximately $2.3 million, or 8% of total revenue in 2021, and $2.0 million, or 11% of total revenue, in 2020.

As of December 31, 2021 and 2020, the Company had outstanding receivables of $0.6 million and $0.5 million, respectively, from customers located outside of the U.S.

Off‑Balance Sheet Risk and Concentrations of Risk

The Company has no significant off-balance sheet risks, such as foreign exchange contracts, option contracts, or other foreign hedging arrangements. Cash and cash equivalents are financial instruments that potentially subject the Company to concentrations of credit risk. At December 31, 2021 and 2020, substantially all of the Company’s cash, cash equivalents and marketable securities were deposited in accounts at two financial institutions, with the majority of marketable securities invested in certificates of deposit and U.S. treasury securities. The Company maintains its cash deposits, which at times may exceed the federally insured limits, with a large financial institution and, accordingly, the Company believes such funds are subject to minimal credit risk.

For the year ended December 31, 2021, the Company derived approximately 41% of its total revenue from one U.S. government customer (BARDA), approximately 15% of its total revenue from a U.S. healthcare system comprised of multiple hospitals, and approximately 5% of its total revenue from one U.S. hospital customer. For the year ended December 31, 2020, the Company derived 36% of its total revenue from one U.S. government customer (BARDA), approximately 11% of its total revenue from a U.S. healthcare system comprised of multiple hospitals, and approximately 6% of its total revenue from one U.S. hospital customer.

At December 31, 2021, the Company derived approximately 37% of its accounts receivable balance from one U.S. government customer (BARDA) and approximately 22% of its accounts receivable balance from a U.S. healthcare system comprised of multiple hospitals. At December 31, 2020, the same two customers represented 17% and 20%, respectively, of its accounts receivable balance.

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

Cash Equivalents

Cash equivalents include all highly liquid investments with original maturities of 90 days or less. Cash equivalents consist of government securities as of December 31, 2021, and certificates of deposit and government securities as of December 31, 2020.

Marketable Securities

The Company’s marketable securities typically consist of certificates of deposit and U.S. treasury securities, which are classified as available-for-sale and included in current and non-current assets. Available-for-sale debt securities are carried at fair value with unrealized gains and losses reported as a component of stockholders’ equity (deficit) in accumulated other comprehensive income. Realized gains and losses, if any, are included in other income, net in the consolidated statements of operations.

Available-for-sale securities are reviewed for possible impairment at least quarterly, or more frequently if circumstances arise that may indicate impairment. When the fair value of the securities declines below the amortized cost basis, impairment is indicated and it must be determined whether it is other than temporary. Impairment is considered to be other than temporary if the Company: (i) intends to sell the security, (ii) will more likely than not be forced to sell the security before recovering its cost, or (iii) does not expect to recover the security’s amortized cost basis. If the decline in fair value is considered other than temporary, the cost basis of the security is adjusted to its fair market value and the realized loss is reported in earnings. Subsequent increases or decreases in fair value are reported as a component of stockholders’ equity (deficit) in accumulated other comprehensive income. There were no other-than-temporary unrealized losses as of December 31, 2021 and 2020.

The following tables summarize the Company’s marketable securities at December 31, 2021 and 2020 (in thousands):

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasury securities	$10,000		$(4)	$9,996
Total	$10,000	$—	$(4)	$9,996

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$1,250	$1	$—	$1,251
U.S. treasury securities	34,139	8	—	34,147
Total	$35,389	$9	$—	$35,398

The following table summarizes the maturities of the Company’s marketable securities at December 31, 2021 and 2020 (in thousands):

	December 31, 2021		December 31, 2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in less than 1 year	$10,000	$9,996	$25,387	$25,396
Due in 1-2 years	—	—	10,002	10,002
Total	$10,000	$9,996	$35,389	$35,398

Accounts Receivable

The Company’s accounts receivable consists of amounts due from product sales to commercial customers and from its development contract with BARDA. At each reporting period, management reviews historical loss information, characteristics of our customers, our credit practices and the economic conditions, along with all outstanding balances to determine if the facts and circumstances indicate the need for a credit loss allowance. Receivables are written off against these allowances in the period they are determined to be uncollectible. The Company does not require collateral and did not have an allowance for doubtful accounts at December 31, 2021 or 2020.

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

The components of inventory consist of the following (in thousands):

	December 31,	December 31,
	2021	2020
Raw materials	$1,591	$1,496
Work-in-process	953	1,374
Finished goods	1,365	766
Total inventories, net	$3,909	$3,636

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

For certain financial instruments, including accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses, the carrying amounts approximate their fair values as of December 31, 2021 and 2020 because of their short-term nature. At December 31, 2020, the fair value of the derivative liability was determined using Level 3 inputs using a valuation model that includes assumptions from the Company (Note 3).

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

Pursuant to ASU No. 2018-08, Not-For-Profit Entities – Clarifying the Scope and the Accounting Guidance for Contributions Received and Contributions Made (“ASU 2018-08”), grants received, including cost reimbursement agreements, are assessed to determine if the agreement should be accounted for as an exchange transaction or a contribution. An agreement is accounted for as a contribution if the resource provider does not receive commensurate value in return for the assets transferred. Income under the government BARDA contract is earned under a cost-sharing arrangement in which the Company is reimbursed for direct costs incurred plus allowable indirect costs. The government contract revenue is recognized as the related reimbursable expenses are incurred.  The cost reimbursement that is reported as revenue is presented gross of the related reimbursable expenses in the Company’s consolidated statements of operations; the related reimbursable expenses are expensed as incurred as research and development expense. The Company accounts for these contracts as a government grant which analogizes with International Accounting Standards 20 (“IAS 20”), Accounting for Government Grants and Disclosure of Government Assistance.

The Company has a significant development contract with BARDA and should BARDA reduce, cancel or not grant additional milestone projects, the Company’s ability to continue its future product development may be impacted. Refer to Note 15 for further details regarding the development contract with BARDA.

Disaggregation of Revenue

The Company disaggregates revenue from contracts with customers by type of products and services, as it best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. The following table disaggregates total revenue by major source (in thousands):

	Year ended
	December 31,
	2021	2020
Product revenue
Instruments	$2,064	$3,139
Consumables	14,511	8,423
Instrument rentals	71	115
Total product revenue	16,646	11,677
Research revenue	-	11
Contribution revenue	11,412	6,442
Total revenue	$28,058	$18,130

Remaining Performance Obligations

Under ASC 606, the Company is required to disclose the aggregate amount of the transaction price that is allocated to unsatisfied or partially satisfied performance obligations as of December 31, 2021. However, the guidance provides certain practical expedients that limit this requirement, and therefore, the Company has elected to not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less. The nature of the excluded unsatisfied performance obligations pursuant to the practical expedient include consumable shipments, service contracts, warranties and installation services that will be performed within one year. The amount of the transaction price that is allocated to unsatisfied or partially satisfied performance obligations, that has not yet been recognized as revenue and that does not meet the elected practical expedient is $0.3 million as of December 31, 2021. The Company expects to recognize 97% of this amount as revenue within one year and the remainder within two years.

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

Contract Assets and Liabilities

The Company did not record any contract assets at December 31, 2021 and 2020.

The Company’s contract liabilities consist of upfront payments for research and development contracts and maintenance services on instrument sales. Contract liabilities are classified in deferred revenue as current or noncurrent based on the timing of when revenue is expected to be recognized. At December 31, 2021 and 2020, the Company had contract liabilities of $0.5 million and $0.6 million, respectively. Revenue recognized in the year-ended December 31, 2021 relating to contract liabilities at December 31, 2020 was $0.5 million, and related to straight-line revenue recognition associated with maintenance agreements.

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

At December 31, 2021 and 2020, capitalized costs to fulfill contracts of $0.1 million and $0.1 million were included in prepaid and other current assets, respectively, and less than $0.1 million and $0.1 million in other non-current assets, respectively. The Company amortized costs of $0.1 million during the year ended December 31, 2021.

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

Impairment of Long-lived Assets

The Company reviews long‑lived assets, including capitalized T2 owned instruments and components and capitalized costs to fulfill a contract, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If indications of impairment exist, projected future undiscounted cash flows associated with the asset or asset group are compared to the carrying amount to determine whether the asset’s value is recoverable. During this review, the Company reevaluates the significant assumptions used in determining the original cost and estimated lives of long‑lived assets. Although the assumptions may vary from asset to asset, they generally include operating results, changes in the use of the asset, cash flows and other indicators of value. Management then determines whether the remaining useful life continues to be appropriate or whether there has been an impairment of long‑lived assets based primarily upon whether expected future undiscounted cash flows are sufficient to support the assets’ recovery. If impairment exists, the Company would adjust the carrying value of the asset to fair value, generally determined by a discounted cash flow analysis. If the carrying value of the asset exceeds such projected undiscounted cash flows, the asset will be written down to its estimated fair value. The Company recorded an impairment of property and equipment of $0.6 million and an impairment of an operating lease asset of $0.5 million during the year ended December 31, 2020 and did not record any impairment expense during the year ended December 31, 2021.

Comprehensive Loss

Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non‑owner sources. Comprehensive loss consists of net loss and other comprehensive loss, which includes certain changes in equity that are excluded from net loss. The Company had a net change in available-for-sale securities for the years ended December 31, 2021 and 2020.

Stock-Based Compensation

The Company issues stock-based awards to employees, generally in the form of stock options, restricted stock units and restricted stock awards. The Company accounts for stock-based awards in accordance with FASB ASC Topic 718, Compensation-Stock Compensation, or ASC 718. ASC 718 requires all stock-based payments to employees, including grants of employee stock options, restricted stock units, and modifications to existing stock options, to be recognized in the consolidated statements of operations and comprehensive loss based on their grant date fair values. The Company’s policy is to use authorized and unissued shares in connection with the issuance of shares for exercises under option agreements. The Company recognized the compensation cost of stock-based awards to employees on a straight-line basis over the vesting period.

The Company estimates the fair value of the stock-based awards to employees using the Black-Scholes-Merton option pricing model, which requires the input of highly subjective assumptions, including (a) the expected volatility of the stock, (b) the expected term of the award, (c) the risk-free interest rate and (d) expected dividends. The Company estimates expected volatility based on the historical volatility of the stock using the daily closing prices during the equivalent period of the calculated expected term of its stock‑based awards. The Company has estimated the expected life of the employee stock options using the “simplified” method, whereby the expected life equals the average of the vesting term, and the original contractual term of the option. The Company uses the simplified method due to the plain-vanilla nature of its share-based awards and because sufficient historical exercise data was not available to provide a reasonable basis for the expected term. The risk-free interest rates for periods within the expected life of the option are based on the U.S. Treasury yield curve in effect during the period in which the options were granted. The Company has not paid, and does not anticipate paying, cash dividends on shares of common stock; therefore, the expected dividend yield is assumed to be zero.

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

As of December 31, 2021 and 2020, the Company had not experienced any material losses related to these indemnification obligations, and no material claims with respect thereto were outstanding. The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related reserves were established.

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

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity's Own Equity (Subtopic 815-40)—Accounting for Convertible Instruments and Contracts in an Entity's Own Equity (“ASU 2020-06”), which simplifies accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity’s own equity. The standard is effective for smaller reporting companies for fiscal years beginning after December 15, 2023 and interim periods within those fiscal years. The Company adopted the standard as of January 1, 2022.

Accounting Standards Issued, To Be Adopted

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

In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance. This ASU requires certain disclosures when companies (a) have received government assistance and (b) use a grant or contribution accounting model by analogy to other accounting guidance. A company that has received government assistance must provide disclosures related to the nature of the transaction, accounting policies used to account for the transaction, and the amounts and line items on the financial statements that are affected by the transaction. This ASU is effective for fiscal years beginning after December 15, 2021, with early adoption permitted, and can be applied either prospectively or retrospectively. The Company plans to adopt effective for fiscal years beginning after December 15, 2021 and apply the guidance within the ASU prospectively. The Company is currently evaluating the effect, if any, that the ASU will have on its financial statements and related disclosures.

3. Fair Value Measurements

The Company measures the following financial assets at fair value on a recurring basis. There were no transfers between levels of the fair value hierarchy during any of the periods presented. The following tables set forth the Company’s financial assets and liabilities carried at fair value categorized using the lowest level of input applicable to each financial instrument as of December 31, 2021 and 2020 (in thousands):

Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Balance at	Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Assets:
US Treasury securities	$9,996	$9,996	$—	$—
	$9,996	$9,996	$—	$—

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Balance at	Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2020	(Level 1)	(Level 2)	(Level 3)
Assets:
Certificates of deposit	$1,251	$—	$1,251	$—
US Treasury securities	34,147	34,147	—	—
	$35,398	$34,147	$—	$—

Liabilities:
Derivative liability	$1,010	$—	$—	$1,010
	$1,010	$—	$—	$1,010

The Company’s cash equivalents and available-for-sale marketable securities are comprised of certificates of deposit and government securities. The Company also maintains money market accounts classified as restricted cash, which are Level 1 assets, for $1.6 million at December 31, 2021 and $0.6 million at December 31, 2020 (Note 4).

The Company has a single compound derivative related to its Term Loan Agreement with CRG (the “Term Loan Agreement”) (Note 6), which is required to be re-measured at fair value on a quarterly basis. The fair value of the derivative at December 31, 2020 is $1.0 million and is classified as a non-current liability on the balance sheet at December 31, 2020 to match the classification of the related Term Loan Agreement (Note 6). In June 2021, the Company achieved the revenue covenant for the twenty-four month period beginning January 1, 2020 and therefore has no derivative liability at December 31, 2021.

The following table provides a roll-forward of the fair value of the derivative liability (in thousands):

Balance at December 31, 2019	$2,425
Change in fair value of derivative liability, recorded as interest expense	(1,415)
Balance at December 31, 2020	1,010
Change in fair value of derivative liability, recorded as interest expense	(1,010)
Balance at December 31, 2021	$-

4. Restricted Cash

The Company is required to maintain security deposits for its operating lease agreements for the duration of the lease agreements. At December 31, 2021, the Company had money market accounts for $1.6 million, which represented collateral as security deposits for its operating lease agreements for three facilities. At December 31, 2020, the Company had money market accounts for $0.6 million, which represented collateral as security deposits for its operating lease agreements for two facilities.

5. Supplemental Balance Sheet Information

Property and Equipment

Property and equipment consists of the following (dollar amounts in thousands)

	Estimated Useful	December 31,	December 31,
	Life (Years)	2021	2020
Office and computer equipment	3	$749	$538
Software	3	783	762
Laboratory equipment	5	5,507	5,179
Furniture	5-7	197	197
Manufacturing equipment	5	1,445	672
Manufacturing tooling and molds	0.5-5	478	255
T2-owned instruments and components	5	6,668	5,001
Leasehold improvements	Lesser of useful life or remaining lease term	3,768	3,691
Construction in progress	n/a	512	1,733
		20,107	18,028
Less accumulated depreciation and amortization		(15,432)	(14,257)
Property and equipment, net		$4,675	$3,771

Construction in progress is primarily comprised of equipment that has not been placed in service. T2-owned instruments and components is comprised of raw materials and work-in-process inventory that are expected to be used or used to produce T2-owned instruments, based on the Company’s business model and forecast, and completed instruments that will be used for internal research and development, clinical studies or reagent rental agreements with customers. At December 31, 2021, there were $1.4 million of raw materials and work-in-process inventory in T2-owned instruments and components compared to $0.3 million at December 31, 2020. Completed T2-owned instruments are placed in service once installation procedures are completed and are depreciated over five years. Depreciation expense for T2-owned instruments placed at customer sites pursuant to reagent rental agreements is recorded as a component of cost of product revenue and totaled $0.2 million and $0.3 million for the year ended December 31, 2021 and 2020, respectively. Depreciation expense for T2-owned instruments used for internal research and development and clinical studies is recorded as a component of research and development expense.

Depreciation and amortization expense of $1.3 million and $1.7 million was charged to operations for the years ended December 31, 2021 and 2020, respectively.

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

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	December 31,	December 31,
	2021	2020
Accrued payroll and compensation	$3,687	$3,629
Accrued research and development expenses	1,250	751
Accrued professional services	384	421
Accrued interest	974	940
Operating lease liabilities	1,174	1,151
Other accrued expenses	869	620
Total accrued expenses and other current liabilities	$8,338	$7,512

Included within other accrued expenses in the table above, at December 31, 2020, is $0.2 million from the Second Amendment to Employment Agreement with John McDonough (the “Transition Agreement”) (Note 13) related to Mr. McDonough’s transition payments and health benefits. At December 31, 2021, there were no remaining payments associated with the Transition Agreement).

6. Notes Payable

Future principal payments on the notes payable as of December 31, 2021 are as follows (in thousands):

Year ended December 31,
2022	$49,364
2023	—
2024	—
2025	—
2026	—
Total including PIK interest, before unamortized discount and issuance costs	49,364
Less: unaccrued paid-in-kind interest	(1,287)
Less: unamortized discount and deferred issuance costs	(287)
Total notes payable	$47,790

The Term Loan Agreement with CRG is classified as a non-current liability at December 31, 2021 as the Company amended the agreement in February 2022, which extended the maturity date to December 30, 2023. In accordance with ASC 470, the Company reclassified the short-term portion of the Term Loan Agreement on the balance sheet as of December 31, 2021 to long-term given the Company had the intent and ability to refinance the short-term obligation on a long-term basis. The Term Loan Agreement is classified as a non-current liability at December 31, 2020 as the Company has sufficient cash, cash equivalents and marketable securities such that the minimum liquidity covenant would not be triggered.

The Term Loan Agreement includes a subjective acceleration clause whereby an event of default, including a material adverse change in the business, operations, or conditions (financial or otherwise), could result in the acceleration of the obligations under the Term Loan Agreement. As amended in January 2021, the entire principal payment, together with all other outstanding obligations, shall be due and payable upon maturity, December 30, 2022. In February 2022, the CRG amended the Term Loan Agreement, extending the interest only period and maturity to December 30, 2023.

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

Term Loan Agreement

In December 2016, the Company entered into a Term Loan Agreement (the “Term Loan Agreement”) with CRG. The Company borrowed $40.0 million pursuant to the Term Loan Agreement, which has a six-year term with four years (through December 30, 2020) of interest-only payments, after which quarterly principal and interest payments would be due through the December 30, 2022 maturity date. Interest on the amounts borrowed under the Term Loan Agreement accrues at an annual fixed rate of 11.50%, 3.5% of which may be deferred during the interest-only period by adding such amount to the aggregate principal loan amount. In addition, if the Company achieves certain financial performance metrics, the loan will convert to interest-only until the December 30, 2022 maturity, at which time all unpaid principal and accrued unpaid interest will be due and payable. The Company is required to pay CRG a financing fee based on the loan principal amount drawn. The Company is also required to pay a final payment fee of 8%, subsequently amended to 10%, of the principal outstanding upon repayment. The Company is accruing the final payment fee as interest expense and it is included as a non-current liability at December 31, 2021 and 2020 on the balance sheet to conform to the classification of the associated debt in those periods.

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

In February 2022, the Term Loan Agreement was amended to extend the interest-only payment period through December 30, 2023, and to extend the principal repayment to December 30, 2023. The Company did not pay or provide any consideration in exchange for this amendment.

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

7. Stockholders’ (Deficit) Equity

Preferred Stock

We have authorized up to 10,000,000 shares of preferred stock, $0.001 par value per share, for issuance. Each series of preferred stock shall have such rights, preferences, privileges, and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges, and liquidation preferences, as may be determined by our Board of Directors.

Common Stock

Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to the prior rights of holders of all classes of stock outstanding. The Company authorized 200,000,000 shares of common stock, $0.001 par value per share, of which 166,400,892 and 148,078,974 were outstanding as of December 31, 2021 and 2020, respectively. As of December 31, 2021, a total of 9,868,947 shares, 7,120,475 shares, and 1,097,249 shares of common stock were reserved for issuance upon (i) the exercise of outstanding stock options, (ii) the issuance of stock awards, and (iii) the exercise of warrants, respectively, under the Company’s 2014 Incentive Award Plan, Inducement Award Plan, and 2014 Employee Stock Purchase Plan.

In July 2021, the Company’s shareholders approved of an increase in the number of authorized shares of the Company’s common stock from 200,000,000 to 400,000,000.

Equity Distribution Agreement

On July 30, 2019, the Company entered into the Sales Agreement with Canaccord (“Original Sales Agreement”), as agent, pursuant to which the Company may offer and sell shares of common stock, for aggregate gross sale proceeds of up to $30.0 million from time to time through Canaccord. On March 9, 2020, the Company entered into an amendment to the Original Sales Agreement (“Amended Original Sales Agreement”) to increase the aggregate gross sales amount from $30.0 million to $65.0 million. On April 8, 2020, the Company entered into an amendment to the Amended Original Sales Agreement (“Second Amended Original Sales Agreement”) to increase the aggregate gross sales amount from $65.0 million to $95.0 million. As of December 31, 2020, the Company had sold 101,606,667 shares of common stock with an aggregate gross sales amount of $95.0 million under the Second Amended Original Sales Agreement.

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

The Company sold no shares under the Second Amended Original Sales Agreement in 2021. During the year ended December 31, 2020, the Company sold 96,120,167 shares under the Second Amended Original Sales Agreement for net proceeds of $85.0 million after expenses. During the year ended December 31, 2021, the Company sold 16,809,424 shares under the New Sales Agreement for net proceeds of $20.2 million.

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

2014 Stock Incentive Plan

The Company’s 2014 Incentive Award Plan (the “2014 Plan”, and together with the 2006 Plan, the “Stock Incentive Plans”) provides for the issuance of shares of common stock in the form of stock options, awards of restricted stock, awards of restricted stock units, performance awards, dividend equivalent awards, stock payment awards and stock appreciation rights to directors, officers, employees and consultants of the Company. Since the establishment of the 2014 Plan, the Company has primarily granted stock options and restricted stock units. Generally, stock options are granted with exercise prices equal to or greater than the fair value of the common stock on the date of grant, expire no later than 10 years from the date of grant, and vest over various periods not exceeding 4 years.

The number of shares reserved for future issuance under the 2014 Plan is the sum of (1) 823,529, (2) any shares that were granted under the 2006 Plan which are forfeited, lapse unexercised or are settled in cash subsequent to the effective date of the 2014 Plan and (3) an annual increase on the first day of each calendar year beginning January 1, 2015 and ending on January 1, 2026, equal to the lesser of (A) 4% of the shares outstanding (on an as-converted basis) on the final day of the immediately preceding calendar year and (B) such smaller number of shares determined by the Company’s board of directors; provided, however, no more than 35,000,000 shares may be issued upon the exercise of incentive stock options. As of December 31, 2021, there were 2,241,546 shares available for future grant under the Stock Incentive Plans.

Inducement Award Plan

The Company’s Amended and Restated Inducement Award Plan (the “Inducement Plan”), which was adopted in March 2018 and most recently amended and restated in December 2021, provides for the grant of equity awards to new employees, including options, restricted stock awards, restricted stock units, performance awards, dividend equivalent awards, stock payment awards and stock appreciation rights. The aggregate number of shares of common stock which may be issued or transferred pursuant to awards under the Inducement Plan is 9,625,000 shares. Any awards that forfeit, expire, lapse, or are settled for cash without the delivery of shares to the holder are available for the grant of an award under the Inducement Plan. Any shares repurchased by or surrendered to the Company that are returned shall be available for the grant of an award under the Inducement Plan. The payment of dividend equivalents in cash in conjunction with any outstanding award shall not be counted against the shares available for issuance under the Inducement Plan. As of December 31, 2021, there were 4,375,039 shares available for future grant under the Inducement Plan.

Stock Options

During the years ended December 31, 2021 and 2020, the Company granted options with an aggregate fair value of $1.8 million and $3.3 million, respectively, which are being amortized into compensation expense over the vesting period of the options as the services are being provided.

The following is a summary of option activity under the Stock Incentive Plans and Inducement Plan (in thousands, except term, share and per share amounts):

			Weighted-Average
		Weighted-Average	Remaining
	Number of	Exercise Price Per	Contractual Term	Aggregate Intrinsic
	Shares	Share	(In years)	Value
Outstanding at December 31, 2020	8,595,929	$3.24	7.75	1,011
Granted	2,016,000	1.11
Exercised	(120,272)	0.79		50
Forfeited	(455,751)	1.69
Canceled	(166,959)	4.82
Outstanding at December 31, 2021	9,868,947	2.88	7.09	51
Exercisable at December 31, 2021	5,658,261	4.13	5.88	22
Vested or expected to vest at December 31, 2021	9,234,723	$3.00	6.97	$47

There were 49,563 options exercised in the year ended December 31, 2020. Included in exercisable at December 31, 2021 and vested or expected to vest at December 31, 2021 are 129,167 options that vested immediately upon Mr. McDonough’s resignation from the Board of Directors. The total intrinsic value of options exercised in the years ended December 31, 2021 and 2020 were immaterial. The weighted‑average fair values of options granted in the years ended December 31, 2021 and 2020 were $0.89 and $0.71 per share, respectively, and were calculated using the following estimated assumptions:

	Year ended
	December 31,
	2021	2020
Weighted-average risk-free interest rate	1.02%	1.35%
Expected dividend yield	0.00%	0.00%
Expected volatility	105%	92%
Expected terms	5.8 years	5.8 years

The total fair values of stock options that vested during the years ended December 31, 2021 and 2020 were $2.6 million and $3.5 million, respectively.

As of December 31, 2021, there was $3.6 million of total unrecognized compensation cost related to non‑vested stock options granted under the Stock Incentive Plans. Total unrecognized compensation cost will be adjusted for future changes in the estimated forfeiture rate. The Company expects to recognize that cost over a remaining weighted‑average period of 2.5 years as of December 31, 2021.

Restricted Stock Units

During the year ended December 31, 2021, the Company awarded restricted stock units to certain employees and directors at no cost to them. The restricted stock units, excluding any restricted stock units with market conditions, vest through the passage of time, assuming continued service. Restricted stock units are not included in issued and outstanding common stock until the underlying shares are vested and released. The fair value of the restricted stock units, at the time of the grant, is expensed on a straight line basis. The granted restricted stock units had an aggregate fair value of $14.4 million, which are being amortized into compensation expense over the vesting period of the restricted stock units as the services are being provided.

The following is a summary of restricted stock unit activity under the 2014 Plan:

		Weighted-Average
	Number of	Grant Date Fair
	Shares	Value
Nonvested at December 31, 2020	1,643,779	$1.91
Granted	7,554,910	1.90
Vested	(747,037)	1.41
Forfeited	(1,331,177)	2.56
Canceled	—	—
Nonvested at December 31, 2021	7,120,475	$1.84

As of December 31, 2021, there was $10.0 million of total unrecognized compensation cost related to nonvested restricted stock units granted under the 2014 Plan. Total unrecognized compensation cost will be adjusted for future changes in the estimated forfeiture rate. The Company expects to recognize that cost over a remaining weighted‑average period of 2.0 years as of December 31, 2021.

Employee Stock Purchase Plan

Under the 2014 Employee Stock Purchase Plan (the “2014 ESPP”) participants may purchase the Company’s common stock during semi-annual offering periods at 85% of the lower of (i) the market value per share of common stock on the first day of the offering period or (ii) the market value per share of the common stock on the purchase date. Each participant can purchase up to a maximum of $25,000 per calendar year in fair market value as calculated in accordance with applicable tax rules. The first offering period began on August 7, 2014. Stock-based compensation expense from the 2014 ESPP for the years ended December 31, 2021 and 2020 was approximately $0.4 million and $0.3 million, respectively. During the year ended December 31, 2021, 645,185 shares were purchased through the 2014 ESPP.

The fair value of the purchase rights granted under this plan was estimated on the date of grant and uses the following weighted-average assumptions, which were derived in a manner similar to those discussed in Note 2 relative to stock options:

	Year ended
	December 31,
	2021	2020
Weighted-average risk-free interest rate	0.07%	1.59%
Expected dividend yield	0.00%	0.00%
Expected volatility	103%	92%
Expected terms	0.5 years	0.5 years

The 2014 ESPP, which was amended and restated effective August 6, 2020, provides for the granting of up to 4,523,944 shares of the Company’s common stock to eligible employees. At December 31, 2021, there were 2,623,655 shares available under the 2014 ESPP.

Stock‑Based Compensation Expense

The following table summarizes the stock-based compensation expense resulting from awards granted under Stock Incentive Plans, the Inducement Plan and the 2014 ESPP, that was recorded in the Company’s results of operations for the periods presented (in thousands):

	Year ended
	December 31,
	2021	2020
Cost of product revenue	$339	$221
Research and development	975	703
Selling, general and administrative	5,743	2,975
Total stock-based compensation expense	$7,057	$3,899

For the years ended December 31, 2021 and 2020, stock-based compensation expense capitalized as part of inventory or T2-owned instruments and components was immaterial.

In July 2021, Mr. McDonough resigned as a director of the Company (Note 13). In conjunction with his resignation, all of Mr. McDonough’s outstanding options vested in full and the exercise term was extended to the final expiration date for each respective outstanding option. Additionally, the non-vested restricted stock units granted to Mr. McDonough in June 2021 vested in full upon his resignation. These were accounted for as Type I equity modifications for the accelerated vesting and Type III equity modifications for the extended exercise period and resulted in an increase of $0.8 million to stock-based compensation expense for the year ended December 31, 2021. Included within selling, general and administrative above for the year ended December 31, 2021 is $0.6 million and $0.2 million related to the Type I modification and the Type III modification, respectively, from Mr. McDonough’s resignation.

9. Warrants

In connection with the Term Loan Agreement entered into in December 2016, the Company issued to CRG warrants to purchase a total of 528,958 shares of the Company’s common stock. The warrants are exercisable any time prior to December 30, 2026 at a price of $1.55 per share, with typical provisions for termination upon a change of control or a sale of all or substantially all of the assets of the Company. These warrants remain outstanding as of December 31, 2021 and 2020.

In connection with a 2019 amendment of the Term Loan Agreement, the Company issued to CRG warrants to purchase 568,291 shares of the Company’s common stock (“New Warrants”) at an exercise price of $1.55, with typical provisions for termination upon a change of control or a sale of all or substantially all of the assets of the Company. All of the New Warrants are exercisable any time prior to September 9, 2029. The New Warrants remain outstanding as of December 31, 2021 and 2020.

10. Net Loss Per Share

The following table presents the calculation of basic and diluted net loss per share applicable to common stockholders (in thousands, except share and per share data):

	Year ended
	December 31,
	2021	2020
Numerator:
Net loss	$(49,241)	$(46,798)
Denominator:
Weighted-average number of common shares outstanding — basic and diluted	158,861,418	121,331,464
Net loss per share applicable to common stockholders — basic and diluted	$(0.31)	$(0.39)

The following shares were excluded from the calculation of diluted net loss per share applicable to common stockholders, prior to the application of the treasury stock method, because their effect would have been anti‑dilutive for the periods presented:

	Year ended
	December 31,
	2021	2020
Options to purchase common shares	9,868,947	8,595,929
Restricted stock units	7,120,475	1,643,779
Warrants to purchase common stock	1,097,249	1,097,249
Total	18,086,671	11,336,957

11. Income Taxes

The reconciliation of the U.S. federal statutory rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2021	2020
Tax at statutory rates	21.0%	21.0%
State income taxes	4.8	6.4
Stock-based compensation	(2.8)	(2.0)
Permanent differences	(0.1)	0.1
Research and development credits	2.7	1.4
Other	(0.3)	-
Limitations on credits and net operating losses	(0.1)	0.1
Change in valuation allowance	(25.2)	(27.0)
Effective tax rate	0.0%	0.0%

The significant components of the Company’s deferred tax asset consist of the following at December 31, 2021 and 2020 (in thousands):

	December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$73,372	$61,551
Tax credits	2,783	1,428
Other temporary differences	3,183	3,546
Start-up expenditures	2,392	2,672
Stock option expenses	3,305	3,382
Lease liability	2,791	3,170
Total deferred tax assets	87,826	75,749
Deferred tax asset valuation allowance	(84,797)	(72,404)
Net deferred tax assets	3,029	3,345
Deferred tax liabilities:
Right of use asset	(2,587)	(2,994)
Prepaid expenses	(442)	(351)
Net deferred taxes	$—	$—

In 2021 and 2020, the Company did not record a benefit for income taxes related to its operating losses incurred. ASC 740 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based upon the level of historical U.S. losses and future projections over the period in which the net deferred tax assets are deductible, at this time, management believes it is more likely than not that the Company will not realize the benefits of these deductible differences, and as a result the Company continues to maintain a valuation allowance for the full amount of the 2020 deferred tax assets. The valuation allowance increased by $12.4 million and increased $12.6 million for the years ended December 31, 2021 and 2020, respectively. The increase in the 2021 and 2020 valuation allowance is primarily attributable to the current year losses.

As of December 31, 2021, the Company had federal and state net operating losses of $267.9 million and $284.4 million, respectively, which are available to offset future taxable income, if any, of which $78.7 million of federal and $250.8 million of state carryforwards will expire in varying amounts through 2037 and 2040, respectively. Additionally, $189.2 million of federal net operating loss carryforwards and $33.6 million of state net operating loss carryforwards will carryforward indefinitely, subject to annual taxable income limitations in the year of utilization. The Company also had federal and state research and development tax credits of $1.6 million and $1.5 million, respectively. The federal credits will expire at various dates through 2041 if not utilized. Approximately $1.1 million of the state credits will expire at various dates through 2036 if not utilized, and approximately $0.4 of the credits have no expiration date.

Under the provisions of the Internal Revenue Code, the net operating loss and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. Utilization of the NOL and R&D credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations that may have occurred or that could occur in the future, as required by Sections 382 and 383 of the Internal Revenue Code of 1986, as amended ("the Code"), as well as similar state provisions. These ownership changes may limit the amount of NOL and R&D credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an “ownership change” as defined by Section 382 of the Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders. The Company completed an assessment at December 31, 2021 and 2020 regarding whether there may have been a Section 382 ownership change. The study concluded that there were limitations on the amount of NOL and R&D credit carryforwards that can be utilized annually to offset future taxable income and tax from 2019 and prior periods, but it is more likely than not that none of its net operating loss and tax credit amounts for 2020 and 2021 are subject to any Section 382 limitation.

The Company has no balance of gross unrecognized tax benefits as of December 31, 2021. Interest and penalty charges, if any, related to uncertain tax positions would be classified as income tax expenses in the accompanying consolidated statements of operations. At December 31, 2021 and 2020, the Company had no accrued interest or penalties related to uncertain tax positions.

The Company files income tax returns in the U.S. federal tax jurisdiction and various state jurisdictions. Since the Company is in a loss carryforward position, the Company is generally subject to examination by the U.S. federal, state and local income tax authorities for all tax years in which a loss carryforward is available. The Company does not have any international operations as of December 31, 2021. The statute of limitations for assessment by federal and state tax jurisdictions in which the Company has business operations is open for tax years ending December 31, 2017 and after. The tax years under examination vary by jurisdiction.

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

In August 2010, the Company entered into an operating lease for office and laboratory space at its headquarters in Lexington, Massachusetts. The lease commenced in January 2011, with the Company providing a security deposit of $400,000. In accordance with the operating lease agreement, the Company reduced its security deposit to $160,000 in January 2018, which is recorded as restricted cash in the consolidated balance sheets. In March 2017, the Company entered into an amendment to extend the term to December 2021. In October 2020, the Company entered into an amendment to extend the term to December 31, 2028. In accordance with the October 2020 amendment, the Company increased its security deposit to $420,438, which is classified as restricted cash at December 31, 2021 and 2020. This amendment resulted in an increase to the operating lease right-of use assets and lease liability accounts on the balance sheet of $7.6 million and $7.7 million, respectively, at December 31, 2020.

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

In November 2014, the Company entered into a lease for additional laboratory space in Lexington, Massachusetts. The lease term commenced in April 2015 and extended for six years. The rent expense, inclusive of the escalating rent payments, is recognized on a straight-line basis over the lease term. As an incentive to enter into the lease, the landlord paid approximately $1.4 million of the $2.2 million space build-out costs. The unamortized balance of the lease incentive as of January 1, 2019 was reclassified as a reduction to the initial recognition of the right-of-use asset related to this lease. In connection with this lease agreement, the Company paid a security deposit of $281,000, which was recorded as a component of both prepaid expenses and other current assets and other assets in the consolidated balance sheets at December 31, 2019. In October 2020, the Company entered into an amendment to extend the term of the lease to October 31, 2025. In accordance with this amendment, the Company paid a replacement security deposit of $130,977, which is classified as restricted cash at December 31, 2021 and 2020 and received the initial $281,000 security deposit in return. This amendment resulted in an increase to the operating lease right-of use assets and lease liability accounts on the balance sheet of $1.8 million and $1.9 million, respectively, at December 31, 2020.

In September 2021, the Company entered into a lease for office, research, laboratory and manufacturing space in Billerica, Massachusetts. The lease has a term of 126 months from the commencement date. The commencement date is anticipated to be in fiscal year 2022; therefore, there is no effect on the operating lease right-of-use assets and lease liability accounts at December 31, 2021. The Company opened a money market account for $1.0 million, which represents collateral as a security deposit for this lease and is classified as restricted cash at December 31, 2021.

Operating leases are amortized over the lease term and included in costs and expenses in the consolidated statement of operations and comprehensive loss. Variable lease costs are recognized in costs and expenses in the consolidated statement of operations and comprehensive loss as incurred.

      The following table summarizes the effect of operating lease costs in the Company’s consolidated statement of operations and comprehensive loss (in thousands):

Lease cost	Year Ended December 31, 2021	Year Ended December 31, 2020
Operating lease cost	2,401	1,945
Variable lease cost	698	754
Total lease cost	$3,099	$2,699

The following table summarizes supplemental information for the Company’s operating leases:

Other information	Year Ended December 31, 2021	Year Ended December 31, 2020
Weighted-average remaining lease term - operating leases (in years)	6.4	7.1
Weighted-average discount rate - operating leases	11.9%	11.9%

The minimum lease payments for the next five years and thereafter is expected to be as follows (in thousands):

December 31, 2021
Maturity of lease liabilities	Operating Leases
2022	$2,345
2023	2,290
2024	2,358
2025	2,331
2026	1,893
Thereafter	3,957
Total lease payments	$15,174
Less: effect of discounting	(4,641)
Present value of lease liabilities	$10,533

The following table summarizes the presentation of the Company’s operating leases in its consolidated balance sheets (in thousands):

Leases	Classification	December 31, 2021	December 31, 2020
Assets
Operating lease assets	Operating lease assets	9,766	11,034
Total lease assets		$9,766	$11,034

Liabilities
Current
Operating	Accrued expenses and other current liabilities	$1,174	$1,151
Noncurrent
Operating	Noncurrent operating lease liabilities	9,359	10,533
Total lease liabilities		$10,533	$11,684

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

As of December 31, 2021 and 2020, the Company had not experienced any material losses related to these indemnification obligations, and no material claims with respect thereto were outstanding. The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related reserves were established.

Leases

      Refer to Note 12, Leases, for discussion of the commitments associated with the Company’s leases.

License Agreement

In 2006, the Company entered into a license agreement with a third party, pursuant to which the third party granted the Company an exclusive, worldwide, sublicenseable license under certain patent rights to make, use, import and commercialize products and processes for diagnostic, industrial and research and development purposes. The Company agreed to pay an annual license fee ranging from $5,000 to $25,000 for the royalty‑bearing license to certain patents. The Company also issued a total of 84,678 shares of common stock pursuant to the agreement in 2006 and 2007, which were recorded at fair value at the date of issuance. The Company is required to pay royalties on net sales of products and processes that are covered by patent rights licensed under the agreement at a percentage ranging between 0.5% - 3.5%, subject to reductions and offsets in certain circumstances, as well as a royalty on net sales of products that the Company sublicenses at 10% of specified gross revenue. Royalties that became due under this agreement for the years ended December 31, 2021 and 2020 were $0.2 million and $0.1 million, respectively.

Transition Agreement

On July 30, 2019, the Company announced that founding CEO John McDonough was named Executive Chairman of the Board until a successor is named at which time Mr. McDonough became non-executive Chairman of the Board. John Sperzel was named CEO in January 2020. In connection with John McDonough’s transition to Non-Executive Chairman of the Board from CEO, the Company agreed to transition payments and health benefits to be paid over the 15 month period following Mr. Sperzel’s start date. Accrued expenses included amounts related to Mr. McDonough’s transition payments and health benefits of $0.2 million at December 31, 2020. There were no accrued expenses related to Mr. McDonough’s transition payments and health benefits at December 31, 2021.

Resignation of Board Member

In July 2021, John McDonough resigned as a director of the Company. He was a Class I director and Chairman of the Board. Upon his resignation, the Board appointed John Sperzel, the Company’s CEO, as Chairman of the Board. In conjunction with his resignation, the Company paid Mr. McDonough $240,000, which represented the aggregate cash retainer that he would have received for his service had he continued to serve through the second quarter of 2024. All of Mr. McDonough’s outstanding options vested in full immediately prior to the resignation and can be exercised until the final expiration date set forth in each respective option agreement. The restricted stock units granted to Mr. McDonough on June 25, 2021 vested in full immediately prior to the resignation. Refer to Note 8, Stock-Based Compensation, for more information.

14. 401(k) Savings Plan

In March, 2008, the Company established a retirement savings plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers substantially all employees of the Company who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pretax basis. Company contributions to the 401(k) Plan may be made at the discretion of the Board of Directors. Company contributions to the 401(k) Plan were $192,000 and $163,000 for the years ended December 31, 2021 and 2020, respectively.

15. US Government Contract

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

The Company recorded contribution revenue of $11.4 million and $6.4 million for the years ended December 31, 2021 and 2020, respectively, under the BARDA contract.

16. Subsequent Events

During January and February 2022, the Company sold a total of 3,549,360 shares of common stock for net proceeds of $1.5 million.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management of the Company, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of December 31, 2021. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.

Based on the evaluation of our disclosure controls and procedures as of December 31, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control—Integrated Framework (2013). Based on our assessment, the Company concluded that our internal control over financial reporting was effective as of December 31, 2021.

Financial Reporting

Except as noted above, there have been no changes to the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	OTHER INFORMATION

Amended and Restated Severance Agreements with Executive Officers

      On March 21, 2022, the Company entered into amended and restated severance letter agreements (the “Amended Agreements”) with Alec Barclay, SVP and Chief Operations Officer, and Michael Gibbs, SVP and General Counsel (each, an “Executive”).  Prior to their amendment, the severance letter agreements with each Executive provided that, if the Executive’s employment is terminated by the Company without cause within the three months preceding or the 12 months following a change in control (the “Change in Control Protection Period”), or if the Executive resigns his employment for good reason within the 12 months following a change in control, the Executive is entitled to 12 months of base salary continuation, accelerated vesting of all outstanding unvested equity awards and reimbursement for a portion (based on active employee cost sharing rates) of healthcare premiums for up to 12 months (together, the “Change in Control Severance Benefits”).  For each of the Executives, the Amended Agreements amend the Change in Control Severance Benefits by adding the payment of a pro-rated bonus for the year of termination, in an amount determined based on actual achievement of performance goals.  In addition, the Amended Agreements provide that if an Executive’s employment is terminated by the Company without cause outside of the Change in Control Protection Period, or the Executive resigns his employment for good reason and such resignation is not within 12 months following a change in control, the Executive will be entitled to receive 9 months of base salary continuation and reimbursement for a portion (based on active employee cost sharing rates) of healthcare premiums for up to 9 months.

      The foregoing description of the Amended Agreements is qualified in its entirety by the full text of the Amended Agreements, which are filed as exhibits to this 10-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III.

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

Our Board of Directors currently consists of eight directors. Set forth below is certain information regarding our current directors as of the date hereof.

Name	Positions and Offices Held with T2 Biosystems	Director Since	Class and Year in Which Term Will Expire	Age
John Sperzel	Chief Executive Officer, President and Chairman of the Board	2020	Class II - 2022	58
Ninfa Saunders	Director	2020	Class II - 2022	70
Thierry Bernard	Director	2020	Class II - 2022	57
John Cumming	Director	2014	Class III - 2023	76
David Elsbree	Director	2014	Class III - 2023	74
Seymour Liebman	Director	2016	Class I - 2024	72
Laura Adams	Director	2021	Class I - 2024	65
Robin Toft	Director	2020	Class I - 2024	61

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

John Sperzel has served as our President and Chief Executive Officer and a member of our Board of Directors since January 2020 and has served as Chairman of our Board of Directors since July 2021. From March 2014 to January 2020, Mr. Sperzel was the Chief Executive Officer, President and a member of the Board of Directors of Chembio Diagnostics, Inc., a point-of-care diagnostics company focused on infectious diseases. From September 2011 to December 2013, Mr. Sperzel was the Chief Executive Officer and President of International Technidyne Corporation, a developer of point-of-care cardiovascular diagnostic testing solutions. Mr. Sperzel received his Bachelor of Science degree in Business Administration/Management from Plymouth State College. Mr. Sperzel’s extensive management experience as a senior executive and his diagnostic company experience contributed to our Board of Directors’ conclusion that he should serve as a director of our company.

Laura Adams has served as a member of our Board of Directors since October 2021. Since 1998, Ms. Adams has been Principal at Laura Adams Consulting, a strategic advisory firm serving the healthcare industry. Ms. Adams has served as Special Adviser to the National Academy of Medicine, a non-governmental organization that provides national and international advice on issues relating to digital health, medicine, health policy, and biomedical science, since November 2019. From April 2019 to April 2021 she served as a Catalyst for X4 Health, a company working with health systems to partner with patients and families in new designs of care. From 2001 to 2019 she was the Founder and Chief Executive Officer of The Rhode Island Quality Institute, a center for collaborative innovation that advances health and care information. Ms. Adams received a Bachelor of Science from the University of Northern Colorado and a Masters of Science from the University of Northern Colorado Health Center. Ms. Adams’ extensive knowledge of and experience with digital health and healthcare quality initiatives contributed to our Board of Directors’ conclusion that she should serve as a director of our company.

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

John Cumming has served as a member of our Board of Directors since July 2014 and Lead Independent Director since June 2020. He also serves as a member of the Board of Directors of TransMed7, LLC. Mr. Cumming currently serves as Chief Executive Officer and Managing Director of Cumming & Associates LLC, a strategic advisory firm serving the healthcare industry. From August 2000 until December 2013, Mr. Cumming served in a number of leadership roles at Hologic Inc., a diagnostics company, including as Chief Executive Officer from 2001 through 2009 and again from July 2013 through December 2013, as President from 2001 until 2003, as Chairman of the Board from 2002 until 2007 and again from 2008 through 2011, and as Global Strategic Advisor from 2011 through July 2013. Mr. Cumming attended the University of South Carolina. Mr. Cumming’s extensive knowledge of and experience with diagnostic product companies and expertise as a strategic advisor focused on the healthcare industry contributed to our Board of Directors’ conclusion that he should serve as a director of our company.

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

Information about our Executive Officers and Significant Employees

The following table identifies our executive officers and significant employees and sets forth their current position(s) at T2 Biosystems and their ages as of the date hereof.

Name	Age	Position
John Sperzel	58	President, Chief Executive Officer and Chairman of the Board of Directors
John Sprague	63	Chief Financial Officer
Michael Gibbs, Esq.	51	Senior Vice President and General Counsel
Alec Barclay	41	Senior Vice President and Chief Operations Officer
Aparna Ahuja, MD	54	Chief Medical Officer
Brett Giffin	63	Chief Commercial Officer
Roger Smith, PhD	57	Senior Vice President of Science Research and Development

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

Michael Gibbs, Esq. has served as our Senior Vice President and General Counsel since January 2016. Mr. Gibbs joined our company in December 2014 as Senior Corporate Counsel. From 2011 until he joined our company, Mr. Gibbs was General Counsel for Keystone Dental, Inc., a medical device company focused on dental implants and biomaterials. From 2003 to 2011, Mr. Gibbs was a corporate attorney with the law firm Bingham McCutchen LLP (now Morgan Lewis & Bockius). Prior to joining Bingham McCutchen LLP, he was an officer in the United States Marine Corps, departing with the rank of Major. Mr. Gibbs received his J.D. from Boston College Law School and his B.S. in Political Science from Syracuse University.

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

Aparna Ahuja, MD. has served as our Chief Medical Officer since January 2021. Prior to joining our company, she served in a variety of roles of increasing responsibilities with Becton Dickinson, a medical technology company that manufactures and sells medical devices, instrument systems, and reagents, from December 2012 to December 2020, most recently as Worldwide Vice President, Medical Affairs. Prior to joining Becton Dickinson, Dr. Ahuja was the Director of Clinical Reference Laboratories, Clinical Research Services Laboratory; Health and Wellness Centers, in India, at Super Religare Laboratories Limited, a leading diagnostic company providing pathology and radiology services with networks in India and internationally, from February 2008 to November 2012. She earned a Bachelor of Medicine, Bachelor of Surgery, completed her MD Residencies, and received her Postgraduate Diploma in Family Welfare, Child Health, and Hospital Management from Delhi University.

Brett Giffin has served as our Chief Commercial Officer since November 2021. Prior to joining the company, Mr. Giffin served as a Managing Director for Mancini Burfield Edgerton, a retained executive search and management consulting firm focused on life sciences from April 2019 until November 2021. From September 2017 to April 2019, Mr. Giffin was the Chief Executive Officer of Fibronostics, a healthcare technology company developing and commercializing algorithm-based diagnostic tests. From June 2015 to September 2017, Mr. Giffin was the Chief Executive Officer and President of 3SI Systems, LLC, a healthcare technology company offering a novel software and hardware IT based speech recognition workflow system. Mr. Giffin received a Bachelor of Arts degree in Political Science from Christopher Newport University and a Masters degree in Business Administration from the University of Phoenix.

Roger Smith, Ph.D. has served as the Senior Vice President of Science Research and Development since March 2022. Mr. Smith joined our company in January 2014 as Senior Manager of Assay Development. From 2011 until joining our company in 2014 he was Head of Microbiology at Semprus Biosciences, a company focused on the development of novel microbial resistant surfaces for medical devices. From 2007 to 2012 he was Head of Microbial Genetics at the Broad Institute focused on the production of microbial libraries that were used for novel drug discovery. Dr. Smith received his Ph.D. in microbiology from the University of Rochester and completed post-doctoral studies at Harvard Medical School. He has authored numerous scientific publications in the fields of microbiology and medical devices and holds several patents.

Family Relationships

There are no family relationships among any of our executive officers or directors.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our officers and directors and persons who beneficially own more than 10% of any class of our equity securities registered pursuant to Section 12 of the Exchange Act (collectively, “Reporting Persons”) to file reports of beneficial ownership and changes in beneficial ownership with the SEC. Based on a review of copies of Forms 3, 4 or 5 filed by the Company on behalf of its directors and officers and upon any written representations of the Reporting Persons received by us, the Company believes that during and with respect to the fiscal year ended December 31, 2021, there has been compliance with all Section 16(a) filing requirements applicable to such Reporting Persons, except that one Form 3 for Ms. Adams and one Form 3 for Mr. Giffin were inadvertently filed late.

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

Procedures for the Recommendation of Director Nominees by Stockholders

There have been no changes to the procedures by which stockholders can recommend nominees to the Board of Directors since such procedures were previously disclosed in the Company’s Proxy Statement for its 2021 Annual Meeting of Stockholders.

Audit Committee and Audit Committee Financial Expert

David Elsbree, Ninfa Saunders and Thierry Bernard currently serve on the audit committee, which is chaired by David Elsbree. Our Board of Directors has determined that each member of the audit committee is currently, and was during 2021, “independent” for audit committee purposes as that term is defined in the rules of the SEC and the applicable Nasdaq Rules. Our Board of Directors has designated David Elsbree as an “audit committee financial expert,” as defined under the applicable rules of the SEC. The audit committee’s responsibilities include:

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

This section discusses the material components of the executive compensation program offered to our named executive officers identified below. For 2021, our named executive officers and their positions as of December 31, 2021 were:

•	John Sperzel, Chairman of the Board of Directors, President and Chief Executive Officer;
•	Alec Barclay, Senior Vice President and Chief Operations Officer; and
•	Michael Gibbs, Senior Vice President and General Counsel.

Overview

Our compensation programs are designed to:

•	attract and retain individuals with superior ability and managerial experience;
•	align executive officers’ incentives with our corporate strategies, business objectives and the long-term interests of our stockholders; and
•

increase the incentive to achieve key strategic performance measures by linking incentive award opportunities to the achievement of performance objectives and by providing a portion of total compensation for executive officers in the form of ownership in the company.

Our compensation committee is primarily responsible for establishing and approving, or recommending for approval by the Board of Directors, the compensation for all of our executive officers. The compensation committee oversees our compensation and benefit plans and policies, administers our equity incentive plans and reviews and approves, or recommends for approval by the Board of Directors, all compensation decisions relating to all of our executive officers, including our chief executive officer. The compensation committee typically considers, and during 2021 did consider, recommendations from our chief executive officer regarding the compensation of our executive officers other than himself. Our compensation committee has the authority under its charter to engage the services of a consulting firm or other outside advisor to assist it in designing our compensation programs and in making compensation decisions and has engaged Arnosti Consulting to provide these services. The compensation committee reviewed compensation assessments provided by Arnosti Consulting comparing our executive compensation program to that of a group of peer companies within our industry and met with Arnosti Consulting to discuss compensation of our executive officers, including the chief executive officer, and to receive input and advice. The compensation committee had considered the adviser independence factors required under SEC rules as they relate to Arnosti Consulting and does not believe Arnosti Consulting’s work in 2021 raised a conflict of interest.

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

Base Salary

Our named executive officers receive base salaries to compensate them for the satisfactory performance of duties to our company. The base salary payable to each named executive officer is intended to provide a fixed component of compensation reflecting the executive’s skill set, experience, role and responsibilities. Base salaries for our named executive officers have generally been set at levels deemed necessary to attract and retain individuals with superior talent. For 2021, Mr. Sperzel’s annual base salary was $575,000 (increased from $500,000), Mr. Barclay’s annual base salary was $360,000 (increased from $340,000), and Mr. Gibbs’ base salary was $356,000 (increased from $340,000). Base salary increases were effective March 1, 2021.

Cash Incentive Compensation

Each of our named executive officers is eligible to participate in an annual cash incentive compensation program which provides participants with an opportunity to earn variable cash incentive compensation based on individual and company performance. For 2021, Mr. Sperzel’s target bonus was 100% of his base salary, Mr. Barclay’s target bonus was 60% of his base salary, and Mr. Gibbs’ target bonus was 50% of his base salary.

Objectives for the 2021 annual cash incentive compensation program were established in January 2021 by our compensation committee and generally related to attaining clinical, business development and financing milestones and publication, commercialization and operational goals. The determination of 2021 bonus amounts was based on a non-formulaic assessment of these factors, as well as our compensation committee’s subjective evaluation of our company’s overall performance and each named executive officer’s individual performance and contribution to our company. The compensation committee did not assign specific weights to any elements of our bonus program in determining 2021 bonuses.

After considering these factors, the Board of Directors, based upon the recommendation of our compensation committee, approved bonuses for our named executive officers for 2021 as set forth in the “Non-Equity Incentive Plan Compensation” column of our 2021 Summary Compensation Table.

Equity-Based Compensation

We generally grant stock options and restricted stock unit awards to our employees, including our named executive officers, as the long-term incentive component of our compensation program. We typically grant stock options or restricted stock units to employees when they commence employment with us and may thereafter grant additional options and restricted stock unit awards in the discretion of our Board of Directors. Our stock options granted upon commencement of employment typically vest as to 25% of the shares subject to the option on the first anniversary of the date of grant and in substantially equal monthly installments over the ensuing 36 months, subject to the holder’s continued employment with us. Additional stock options granted after the commencement of employment typically vest in substantially equal monthly installments over 48 months. Our restricted stock unit awards typically vest in substantially equal annual installments over 24 to 36 months, subject to the holder’s continued employment with us. Each restricted stock unit entitles the holder to receive one share of our common stock or its cash value upon vesting or a later settlement date. From time to time, our Board of Directors may also construct alternate vesting schedules as it determines are appropriate to motivate particular employees.

We awarded restricted stock unit awards to our named executive officers in 2021 in the following amounts:

Named Executive Officer	February 2021 RSUs Granted (#)(1)
John Sperzel	1,000,000
Alec Barclay	505,464
Michael Gibbs, Esq.	437,158

(1)	The RSUs vest in three substantially equal annual installments occurring on the first three anniversaries of February 24, 2021.

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

2021 Summary Compensation Table

					Non-Equity
			Stock	Option	Incentive Plan	All Other
		Salary	Awards	Awards	Compensation	Compensation	Total
Name and Principal Position	Year	($)(1)	($)(2)	($)(3)	($)(4)	($)(5)	($)
John Sperzel,	2021	562,500	2,480,000	—	460,000	3,000	3,505,500
President, Chief Executive Officer and Chairman of the Board of Directors	2020	490,705	—	2,571,384	393,750	3,000	3,458,839
Alec Barclay,	2021	356,667	1,253,551	—	183,600	4,164	1,797,982
SVP and Chief Operations Officer	2020	340,000	25,675	38,621	234,600	952	639,848
Michael Gibbs,	2021	353,333	1,084,152	—	170,880	3,000	1,611,365
SVP and General Counsel	2020	340,000	19,490	29,655	178,500	3,000	570,645

(1)	Amounts in this column represent base salaries earned for 2021 and 2020 rather than 2021 and 2020 annual base salary rates.
(2)

Represents the aggregate grant date fair value of the restricted stock unit awards granted during the given year computed in accordance with FASB ASC Topic 718, excluding the effect of estimated forfeitures. For a description of the assumptions used in valuing these awards, see Note 8 to the audited consolidated financial statements included in this Annual Report on Form 10-K.

(3)

Represents the aggregate grant date fair value of the option awards granted during 2020 computed in accordance with FASB ASC Topic 718, excluding the effect of estimated forfeitures. For a description of the assumptions used in valuing these awards, see Note 8 to the audited consolidated financial statements included in this Annual Report on Form 10-K.

(4)

Represents awards earned under our annual cash incentive compensation program. For additional information regarding these amounts, see the section titled “Executive Compensation Components—Cash Incentive Compensation” above.

(5)	Except as otherwise indicated, represents Company matching contributions under our 401(k) plan. Mr. Barclay received catch-up contributions under our 401(k) plan in 2021.

Outstanding Equity Awards at Fiscal Year-End Table—2021

	Option Awards					Stock Awards

		Number of	Number of
		Securities	Securities			Number of
		Underlying	Underlying			Shares or Units	Market Value of
		Unexercised	Unexercised	Option		of Stock That	Shares of Units
	Vesting	Options	Options	Exercise	Option	Have Not	of Stock That
	Commencement	Exercisable	Unexercisable	Price	Expiration	Vested	Have Not Vested
Name	Date	(#)	(#)(1)	($)	Date	(#)(2)	(#)(3)
John Sperzel
	01/08/2020	1,437,500	1,562,500	1.15	01/08/2030
	02/24/2021					1,000,000	520,000
Alec Barclay
	03/14/2020	56,875	73,125	0.40	03/14/2030
	09/10/2019	150,000	50,000	1.43	09/10/2029
	02/21/2019	42,500	17,500	3.72	02/21/2029
	03/01/2018	84,375	5,625	5.08	03/01/2028
	01/05/2017	15,000	—	5.19	01/05/2027
	09/12/2016	10,000	—	6.79	09/12/2026
	04/25/2016	15,000	—	9.32	04/25/2026
	02/24/2021					505,464	262,841
	03/14/2020					43,333	22,533
	02/21/2019					10,000	5,200
Michael Gibbs
	03/24/2020	43,750	56,250	0.39	03/24/2030
	09/10/2019	37,500	12,500	1.43	09/10/2029
	02/21/2019	42,500	17,500	3.72	02/21/2029
	03/01/2018	84,375	5,625	5.08	03/01/2028
	02/09/2017	35,000	—	5.67	02/09/2027
	01/20/2016	60,000	—	9.02	01/20/2026
	12/01/2014	45,000	—	17.01	12/01/2024
	02/24/2021					437,158	227,322
	03/14/2020					33,333	17,333
	02/21/2019					10,000	5,200

(1)

All unvested options for Mr. Sperzel vest in substantially equal monthly installments over the 48 month vesting period from the vesting commencement date. The unvested options for Mr. Barclay and Mr. Gibbs (a) granted on September 10, 2019 vest in substantially equal monthly installments over the 36 month period from the vesting commencement date, and (b) granted on all other dates vest in substantially equal monthly installments over the 48 month period from the vesting commencement date; in each case, subject to Mr. Barclay and Mr. Gibbs’ continued employment with us through the applicable vesting date. The options are subject to potential accelerated vesting as described in the sections titled “Employment Letter Agreements with Our Named Executive Officers” and “Potential Payments upon a Change in Control” below.

(2)

All unvested restricted stock units for Mr. Sperzel, Mr. Barclay and Mr. Gibbs granted on February 24, 2021 vest in three substantially equal annual installments beginning on February 24, 2022, each subject to the holder’s continued employment with us through the applicable vesting date and potential accelerated vesting as described in the sections titled “Employment Letter Agreements with Our Named Executive Officers” and “Potential Payments upon a Change in Control” below. All unvested restricted stock units for Mr. Barclay and Mr. Gibbs granted on March 14, 2020 vest in three substantially equal annual installments beginning on March 14, 2021, each subject to the holder’s continued employment with us through the applicable vesting date and potential accelerated vesting as described in the sections titled “Employment Letter Agreements with Our Named Executive Officers” and “Potential Payments upon a Change in Control” below. The unvested restricted stock units for Mr. Barclay and Mr. Gibbs granted on February 21, 2019 vest in three substantially equal annual installments beginning on February 21, 2020, subject to Mr. Barclay’s continued employment with us through the applicable vesting date and potential accelerated vesting as described in the sections titled “Employment Letter Agreements with Our Named Executive Officers” and “Potential Payments upon a Change in Control” below.

(3)	Based on the closing price of our common stock on December 31, 2021 of $0.52.

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

Alec Barclay. We have entered into a severance letter agreement with Mr. Barclay, which provides that if Mr. Barclay’s employment is terminated by us without cause within the three months preceding or the 12 months following a change in control, or if Mr. Barclay resigns his employment for good reason within the 12 months following a change in control, and he timely executes a release of claims in our favor, he will be entitled to receive 12 months of base salary continuation, accelerated vesting of all outstanding unvested equity awards and reimbursement for a portion (based on active employee cost sharing rates) of healthcare premiums for up to 12 months. In 2022, we amended and restated the severance letter agreement with Mr. Barclay, which provides that if Mr. Barclay’s employment is terminated by us without cause within the three months preceding or the 12 months following a change in control, or if Mr. Barclay resigns his employment for good reason within the 12 months following a change in control, and he timely executes a release of claims in our favor, he will be entitled to receive 12 months of base salary continuation, accelerated vesting of all outstanding unvested equity awards, a pro-rated bonus payment and reimbursement for a portion (based on active employee cost sharing rates) of healthcare premiums for up to 12 months. In addition, if his employment is terminated by us without cause not related to a change in control, or if Mr. Barclay resigns his employment for good reason not related to a change in control, and he timely executes a release of claims in our favor, he will be entitled to receive 9 months of base salary continuation and reimbursement for a portion (based on active employee cost sharing rates) of healthcare premiums for up to 9 months.

Mr. Barclay has also entered into a non-compete, non-disclosure and invention assignment agreement with us pursuant to which he has agreed to refrain from disclosing our confidential information indefinitely and from competing with us or soliciting our employees or consultants for 12 months following termination of his employment.

Michael Gibbs. We have entered into a severance letter agreement with Mr. Gibbs, which provides that if Mr. Gibbs’ employment is terminated by us without cause within the three months preceding or the 12 months following a change in control, or if Mr. Gibbs resigns his employment for good reason within the 12 months following a change in control, and he timely executes a release of claims in our favor, he will be entitled to receive six months of base salary continuation, accelerated vesting of all outstanding unvested equity awards and reimbursement for a portion (based on active employee cost sharing rates) of healthcare premiums for up to 12 months. In 2022, we amended and restated the severance letter agreement with Mr. Gibbs, which provides that if Mr. Gibbs’ employment is terminated by us without cause within the three months preceding or the 12 months following a change in control, or if Mr. Gibbs resigns his employment for good reason within the 12 months following a change in control, and he timely executes a release of claims in our favor, he will be entitled to receive 12 months of base salary continuation, accelerated vesting of all outstanding unvested equity awards, a pro-rated bonus payment and reimbursement for a portion (based on active employee cost sharing rates) of healthcare premiums for up to 12 months. In addition, if his employment is terminated by us without cause not related to a change in control, or if Mr. Gibbs resigns his employment for good reason not related to a change in control, and he timely executes a release of claims in our favor, he will be entitled to receive 9 months of base salary continuation and reimbursement for a portion (based on active employee cost sharing rates) of healthcare premiums for up to 9 months.

Mr. Gibbs has also entered into a non-compete, non-disclosure and invention assignment agreement with us pursuant to which he has agreed to refrain from disclosing our confidential information indefinitely and from competing with us or soliciting our employees or consultants for 12 months following termination of his employment.

Potential Payments Upon a Change in Control

As described above, under the terms of their individual agreements with the Company, Mr. Sperzel, Mr. Barclay and Mr. Gibbs may become entitled to payments or benefits in connection with certain terminations of employment that occur at specified times around a change in control.

In addition, the agreements governing Mr. Sperzel’s, Mr. Barclay’s and Mr. Gibbs’ unvested stock options and restricted stock units provide for full accelerated vesting if their employment is terminated by us without cause within the three months preceding or the 12 months following a change of control or if they resign for good reason within 12 months following a change in control.

DIRECTOR COMPENSATION

The following table presents the total compensation for each person who served as a non-employee member of our Board of Directors during 2021.

Director Compensation Table—2021

	Fees Earned
	or Paid	Stock	All Other
	in Cash	Awards	Compensation	Total
	($)(1)	($)(2)(3)(4)	($)(5)	($)
John McDonough	38,452	97,541	240,000	375,993
John W. Cumming	94,298	97,541	—	191,839
David B. Elsbree	59,690	87,137	—	146,827
Seymour Liebman	40,000	87,137	—	127,137
Thierry Bernard	49,613	87,137	—	136,750
Dr. Ninfa M. Saunders	49,613	87,137	—	136,750
Robin Toft	59,613	87,137	—	146,750
Laura Adams (6)	8,065	90,098	—	98,163

(1)

Messrs. Elsbree, Liebman, Bernard, Saunders and Toft each elected to receive the $40,000 2021 annual retainer for board service in the form of restricted stock units and, as a result, were each issued 32,258 restricted stock units on January 1, 2021 that vested in a single installment on January 1, 2022. Amounts in this column include the value of the $40,000 2021 annual retainer forgone in lieu of restricted stock units for each of Messrs. Elsbree, Liebman, Bernard, Saunders and Toft.

(2)

Messrs. Elsbree, Liebman, Bernard, Saunders and Toft were granted $87,137 in the form of restricted stock units, and, as a result, were each issued 73,224 restricted stock units on June 25, 2021 that vest in a single installment on the earlier of the first anniversary of the grant date or the date of the next annual meeting of stockholders.

(3)

Mr. Cumming was granted $97,541 in the form of restricted stock units, and, as a result, was issued 81,967 restricted stock units on June 25, 2021 that vest in a single installment on the earlier of the first anniversary of the grant date or the date of the next annual meeting of stockholders.

(4)

Amounts for Mr. McDonough includes the incremental fair value of the accelerated vesting of unvested restricted stock units and the extended exercise period for each director’s outstanding vested options approved by the Board in connection with his resignation.

(5)

Represents amounts paid to Mr. McDonough upon his resignation from the Board of Directors for the aggregate cash retainer he would have received for his service had he continued to serve through the remainder of his term.

(6)	Ms. Adams was elected to the Board of Directors effective October 18, 2021.

The table below shows the aggregated numbers of outstanding option awards (exercisable and unexercisable) and unvested stock awards held as of December 31, 2021 by each non-employee director.

		Unvested Stock
	Option Awards	Awards
	Outstanding at	Outstanding at
	2021 Fiscal Year	2021 Fiscal Year
	End	End
John McDonough	1,327,661	—
John W. Cumming	123,470	81,967
David B. Elsbree	123,470	105,482
Seymour Liebman	88,176	105,482
Thierry Bernard	—	150,936
Dr. Ninfa M. Saunders	—	150,936
Robin Toft	—	150,936
Laura Adams	—	109,836

We maintain a non-employee director compensation policy pursuant to which all non-employee directors were paid cash compensation as set forth below for 2021:

Annual Retainer ($)
Board of Directors:
All non-employee members	40,000
Additional retainer for Lead Independent Director	40,000
Audit Committee:
Chairperson	20,000
Membership	10,000
Compensation Committee:
Chairperson	15,000
Membership	6,000
Nominating and Corporate Governance Committee:
Chairperson	10,000
Membership	5,000

Annual retainers are earned on a quarterly basis and paid in arrears following the end of each calendar quarter. Retainers are prorated for partial quarters of service. Each director also has the opportunity to elect to be paid the director’s $40,000 annual retainer for board service in the form of restricted stock units that vest in a single installment on January 1 of the following year.

Under the non-employee director compensation policy effective February 24, 2021, each non-employee director initially appointed or elected to the Board of Directors after the effective date of the policy is eligible to receive an initial grant of restricted stock units covering a number of shares equal to one and a half times the number of restricted stock units subject to the last (or concurrent) annual grant for continuing directors. The initial grant vests in substantially equal installments on each of the first three anniversaries of the date of grant, subject to the director’s continued service on the Board of Directors. In addition, pursuant to the 2021 policy, each non-employee director who has been serving on the Board of Directors for at least six months as of the date of the annual meeting and will continue to serve following such meeting will be granted an annual grant of restricted stock units, on the date of the annual meeting of stockholders, covering a number of shares equal to (i) (A)$150,000 in the case of the chairman or lead independent director, and (B) $134,000 for all other non-employee directors, divided by (ii) the average daily closing price per share of our shares of common stock measured over the 90 calendar days ending on the date of grant, rounded down to the nearest whole share. However, the maximum number of restricted units subject to such annual grant shall not exceed 100,000 restricted stock units (as may be adjusted for stock splits, recapitalizations and the like). The restricted stock units subject to the annual grant vest in a single installment on the earlier of (i) the first anniversary of the grant date and (ii) the date of the next annual meeting of stockholders, subject to the director’s continued service on the Board of Directors.

In April 2021, following its review of the results of a competitive market analysis performed by Arnosti Consulting, our independent compensation consultant, our Board of Directors approved the amendment of the non-employee director compensation program to provide that the annual equity grant to continuing non-employee directors made on the date of the annual meeting of stockholders will be an award of restricted stock units equal to (A) 81,967 in the case of the Chairman and Lead Independent Director, and (B) 73,224 for all other Non-Employee Directors (which number shall be subject to adjustment in accordance with the Equity Plan in the event of any stock splits, dividends, recapitalizations and the like effected after the Effective Date). The restricted stock units subject to the annual grant will vest in a single installment on the earlier of (i) the first anniversary of the grant date and (ii) the date of the next annual meeting of stockholders, subject to the director’s continued service on the Board of Directors. The non-employee director compensation program was also amended to provide that the initial non-employee director grant will be an award of restricted stock units covering a number of shares equal to one and a half times the number of restricted stock units subject to the last (or concurrent) annual grant for continuing directors. Such grant shall be made on the date he or she first became a non-employee director. The initial grant vests in substantially equal installments on each of the first three anniversaries of the date of grant, subject to the director’s continued service on the Board of Directors.

Effective July 23, 2021, John McDonough tendered his resignation as director and Chairman of the Board. Upon Mr. McDonough’s resignation, the Board appointed John Sperzel, the Company’s Chief Executive Officer and President, as Chairman of the Board. In conjunction with his resignation, the Company paid Mr. McDonough $240,000, which represented the aggregate cash retainer that he would have received for his service had he continued to serve through the second quarter of 2024. All of Mr. McDonough’s outstanding options vested in full immediately prior to the resignation and can be exercised until the final expiration date set forth in each respective option agreement. The restricted stock units granted to Mr. McDonough on June 25, 2021 vested in full immediately prior to the resignation

Effective October 18, 2021, Laura Adams was elected to serve as a class I director, to serve on the Board until the 2024 Annual Meeting of Stockholders and until a successor is duly elected and qualified, or until her earlier death, resignation or removal.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information on our equity compensation plans as of December 31, 2021.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, and Rights		Weighted Average Exercise Price of Outstanding Options, and Rights		Number of Securities Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders (1)	11,740,399	(2)	$4.26	(3)	4,865,211	(4)
Equity compensation plans not approved by security holders (5)	5,249,961	(6)	1.41	(7)	4,375,039
Total	16,990,360		$2.88		9,240,250

(1)

Consists of the 2006 Employee, Director and Consultant Stock Plan, or the 2006 Plan, the 2014 Incentive Award Plan, as amended and restated, or the 2014 Plan, and the Employee Stock Purchase Plan, or ESPP. We ceased issuing new awards under the 2006 Plan when the 2014 Plan became effective.

(2)

Consists of 700,046 outstanding options to purchase shares of our common stock under the 2006 Plan, 4,380,870 outstanding options to purchase shares of our common stock under the 2014 Plan, and 6,659,483 outstanding restricted stock units under the 2014 Plan.

(3)

Represents the weighted-average exercise price of options under the 2014 Plan and 2006 Plan as of December 31, 2021. Amounts shown do not take into account any restricted stock units awarded under the 2014 Plan, which do not have an exercise price.

(4)

Pursuant to the terms of the 2014 Plan, the number of shares of common stock available for issuance under the 2014 Plan automatically increases on January 1 of each year during the current ten year term of the 2014 Plan, beginning on January 1, 2015. The annual increase in the number of shares is currently equal to the lesser of: (a) 4% of our shares of common stock outstanding (on an as-converted basis) on the final day of the immediately preceding calendar year; and (b) such smaller number of shares of common stock determined by the Board of Directors. Pursuant to the terms of the ESPP, as amended in August 2020, the aggregate number of shares that may be issued pursuant to rights granted under the ESPP shall be 4,523,944 shares. As of December 31, 2021, a total of 2,623,665 shares of stock were available for issuance under the ESPP, 1,300,000 of which were subject to purchase with respect to the purchase period in effect as of December 31, 2021, which purchase period ends on May 15, 2022.

(5)	Consists of the Inducement Award Plan. See Note 8 to the audited consolidated financial statements included in this Annual Report on Form 10-K for a description of the material features of the plan.
(6)	Consists of 460,992 restricted stock units awarded and 4,788,969 outstanding options to purchase shares of our common stock under the Inducement Award Plan.
(7)	Represents the weighted-average exercise price of options under the Inducement Award Plan.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding beneficial ownership of our common stock as of December 31, 2021, for: each person known to us to be the beneficial owner of more than five percent of our outstanding common stock; each of our named executive officers; each of our directors and nominees; and all of our directors and executive officers as a group.

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

The table lists applicable percentage ownership based on 166,400,892 shares of our common stock outstanding as of December 31, 2021. The number of shares beneficially owned includes shares of our common stock that each person has the right to acquire within 60 days of December 31, 2021, except as noted in the footnotes below, including upon the exercise of stock options and vesting of restricted stock units. These stock options and restricted stock units shall be deemed to be outstanding for the purpose of computing the percentage of outstanding shares of our common stock owned by such person but shall not be deemed to be outstanding for the purpose of computing the percentage of outstanding shares of our common stock owned by any other person.

Name of Beneficial Owner	Amount and Nature of Ownership	Percentage of Class
5% or Greater Stockholders
None
Named Executive Officers and Directors
John Sperzel (1)	1,895,833	1.1%
Alec Barclay (2)	651,311	*
Michael Gibbs (3)	594,112	*
John W. Cumming (4)	174,322	*
David B Elsbree (5)	326,451	*
Seymour Liebman (6)	6,305,414	3.8%
Thierry Bernard (7)	54,985	*
Dr. Ninfa M. Saunders (7)	54,985	*
Robin Toft (7)	54,985	*
Laura Adams	—	*
All executive officers and directors as a group (13 persons) (8)	10,793,408	6.3%

*	Less than 1%.
(1)

Consists of (a) options to purchase 1,562,500 shares of common stock which Mr. Sperzel has the right to acquire pursuant to outstanding stock options which are, or will be, immediately exercisable within 60 days of December 31, 2021 and (b) 333,333 restricted stock units vesting within 60 days of December 31, 2021.

(2)

Consists of (a) 74,420 shares of common stock, (b) options to purchase 398,403 shares of common stock which Mr. Barclay has the right to acquire pursuant to outstanding stock options which are, or will be, immediately exercisable within 60 days of December 31, 2020 and (c) 178,488 restricted stock units vesting within 60 days of December 31, 2021.

(3)

Consists of (a) 75,198 shares of common stock, (b) options to purchase 363,195 shares of common stock which Mr. Gibbs has the right to acquire pursuant to outstanding stock options which are, or will be, immediately exercisable within 60 days of December 31, 2021, and (c) 155,719 restricted stock units vesting within 60 days of December 31, 2021.

(4)

Consists of (a) 50.852 shares of common stock and (b) options to purchase 123,470 shares of common stock, which Mr. Cumming has the right to acquire pursuant to outstanding stock options which are, or will be, immediately exercisable within 60 days of December 31, 2021.

(5)

Consists of (a) 170,723 shares of common stock, (b) options to purchase 123,470 shares of common stock which Mr. Elsbree has the right to acquire pursuant to outstanding stock options which are, or will be, immediately exercisable within 60 days of December 31, 2021 and (c) 32,258 restricted stock units vesting within 60 days of December 31, 2021.

(6)

Based on information set forth in a Schedule 13D filed with the SEC by Canon U.S.A., Inc. on September 21, 2016, this amount includes 6,055,341 shares held by Canon U.S.A., Inc. Mr. Seymour Liebman is the Executive Vice President, Chief Administrative Officer and General Counsel of Canon U.S.A., Inc. and the Senior Managing Executive Officer of Canon Inc., Japan, and Chairman of the Board of BriefCam, a Canon Inc. company and may be deemed to have beneficial ownership of the shares held by Canon U.S.A., Inc. Canon U.S.A., Inc. and Mr. Liebman each disclaim beneficial ownership of the shares held directly or indirectly by Canon U.S.A., Inc., except to the extent of its pecuniary interest therein, if any. In addition, this amount consists of (a) 129,639 shares of common stock, (b) options to purchase 88,176 shares of common stock which Mr. Liebman has the right to acquire pursuant to outstanding stock options which are, or will be, immediately exercisable within 60 days of December 31, 2021, and (c) 32,258 restricted stock units vesting within 60 days of December 31, 2021.

(7)	Consists of 22,727 shares of common stock. and (b) 32,258 restricted stock units vesting within 60 days of December 21, 2021 for Mssrs Bernard, Saunders and Toft.
(8)

Consists of (a) 6,685,703 shares of common stock, (b) 2,969,492 shares of common stock which our directors and executive officers as a group have the right to acquire pursuant to outstanding stock options which are, or will be, immediately exercisable within 60 days of December 31, 2021 and (c) 1,138,213 restricted stock units vesting within 60 days of December 31, 2021.

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

Transactions with Related Persons

Based on a review of the transactions and arrangements between us and any related person or related person’s affiliate, we describe below the transactions or arrangements since January 1, 2021 in which any related person or related person affiliate has a direct or indirect material interest and the amount involved exceeds $120,000.

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

Independence of the Board of Directors

Board Leadership and Independence. Our Board of Directors has determined that all members of the Board of Directors, (including Ninfa Saunders, Thierry Bernard, Laura Adams, Seymour Liebman and Robin Toft), except John Sperzel, are independent, as determined in accordance with Nasdaq rules. In making such independence determination, the Board of Directors considered the relationships that each such non-employee director has with us and all other facts and circumstances that the Board of Directors deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director. In considering the independence of the directors listed above, our Board of Directors considered the association of our directors with the holders of more than 5% of our common stock. There are no family relationships among any of our directors or executive officers.

Our Board of Directors is currently chaired by John Sperzel, our President and Chief Executive Officer. John Cumming currently serves as our lead director. The lead director’s responsibilities include, but are not limited to: presiding over all meetings of the Board of Directors at which the chairperson is not present, including any executive sessions of the independent directors; approving Board meeting schedules and agendas; and acting as the liaison between the independent directors and the chief executive officer and chairperson of the Board. Our Corporate Governance Guidelines further provide flexibility for our Board of Directors to modify our leadership structure in the future as it deems appropriate. Our Board has determined that combining the roles of Chairman of the Board and Chief Executive Officer is in the best interests of our Company and its stockholders at this time because it promotes unified leadership by Mr. Sperzel and allows for a single, clear focus for management to execute the Company's strategy and business plans. For these reasons and because of the strong leadership of Mr. Sperzel, our Board has concluded that our current leadership structure is appropriate at this time. However, our Board of Directors will continue to periodically review our leadership structure and may make such changes in the future as it deems appropriate.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed for professional audit services and other services rendered to us by BDO USA, LLP (“BDO”), our independent registered public accounting firm, and its affiliates for the fiscal years ended December 31, 2021 and 2020.

	Fiscal 2021	Fiscal 2020
Audit Fees	$730,265	$721,708
Tax Fees	51,975	49,350
Total	$782,240	$771,058

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

All BDO services and fees in the fiscal years ended December 31, 2021 and 2020 were pre-approved by the audit committee.

Item 15.	EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

a.Documents filed as part of this Annual Report.

1.	The following financial statements of T2 Biosystems, Inc. and Report of Independent Registered Public Accounting Firm, are included in this report:

Report of BDO USA LLP, Independent Registered Public Accounting Firm (BDO USA, LLP; Boston, Massachusetts; PCAOB ID# 243)

Consolidated Balance Sheets as of December 31, 2021 and 2020

Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2021 and 2020

Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2021 and 2020

Consolidated Statements of Cash Flows for the years ended December 31, 2021 and 2020

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

10.2	*#	Non-Employee Director Compensation Program, effective as of March 21, 2022

10.3	#

Form of Indemnification Agreement for Directors and Officers (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1/A (File No. 333-197193 filed on July 28, 2014)

10.4	†

Exclusive License Agreement, dated as of November 7, 2006, as amended on December 2, 2008 and February 21, 2011, by and between The General Hospital Corporation d/b/a Massachusetts General Hospital and the Company (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (File No. 333-197193) filed on July 2, 2014)

10.5

Commercial Lease, dated as of May 6, 2013, as amended on September 24, 2013, by and between the Company and Columbus Day Realty, Inc. (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1 (File No. 333-197193) filed on July 2, 2014)

10.6

Lease, dated as of August 6, 2010, by and between the Company and King 101 Hartwell LLC, as amended by the First Amendment to Lease on November 30, 2011 and the Second Amendment to Lease on July 11, 2014 (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1/A (File No. 333-197193) filed on July 16, 2014)

10.7		2014 Employee Stock Purchase Plan, effective as of June 14, 2020 (incorporated by reference to Exhibit 10.4 of the Company’s Form 10-Q (File No. 001-36571) filed on August 12, 2020)

10.8	†

Supply Agreement by and between the Company and SMC Ltd., effective as of October 10, 2014 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K/A (File No. 001-36571) filed on January 21, 2015)

10.9		Third Amendment to Lease with King 101 Hartwell LLC on May 27, 2015 (incorporated by referenced to Exhibit 10.1 of the Company’s Form 8-K (File No. 001-36571) filed on May 29, 2015)

10.10

Stock Purchase Agreement, dated September 21, 2016, by and among Canon U.S.A., Inc. and the Company (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (File No. 001-36571) filed on September 22, 2016)

10.11

Voting and Standstill Agreement, dated September 21, 2016, by and among Canon U.S.A., Inc. and the Company (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K (File No. 001-36571) filed on September 22, 2016)

10.12

Registration Rights Agreement, dated September 21, 2016, by and among Canon U.S.A., Inc. and the Company (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K (File No. 001-36571) filed on September 22, 2016)

10.13	†

Term Loan Agreement, dated December 30, 2016, by and among the Company, CRG Servicing LLC, as administrative and collateral agent, and the lenders from time to time party thereto and the subsidiary guarantors from time to time party thereto (incorporated by reference to Exhibit 10.29 of the Company’s Form 10-K (File No. 001-36571) filed on March 15, 2017)

10.14

Security Agreement, dated December 30, 2016, by and among the Company, the other grantors from time to time party thereto and CRG Servicing LLC, as administrative and collateral agent (incorporated by reference to Exhibit 10.30 of the Company’s Form 10-K (File No. 001-36571) filed on March 15, 2017)

10.15

Warrant to Purchase Shares of Common Stock of T2 Biosystems, Inc., dated December 30, 2016, by and between the Company and CRG Partners III - Parallel Fund “A” L.P. (incorporated by reference to Exhibit 10.32 of the Company’s Form 10-K (File No. 001-36571) filed on March 15, 2017)

10.16

Warrant to Purchase Shares of Common Stock of T2 Biosystems, Inc., dated December 30, 2016, by and between the Company and CRG Partners III L.P. (incorporated by reference to Exhibit 10.33 of the Company’s Form 10-K (File No. 001-36571) filed on March 15, 2017)

10.17

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

10.19

Amendment No. 1 to Term Loan Agreement, dated March 1, 2017, by and among the Company, CRG Servicing LLC, as administrative and collateral agent, and the lenders party thereto (incorporated by reference to Exhibit 10.3 of the Company’s Form 10-Q (File No. 001-36571) filed on May 8, 2017)

10.20	†

Amendment to Supply Agreement, by and between the Company and SMC Ltd., dated August 29, 2017 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (File No. 001-36571) filed on August 29, 2017)

10.21

Second Amendment to Supply Agreement, by and between the Company and SMC Ltd., dated December 22, 2017 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (File No. 001-36571) filed on December 27, 2017)

10.22	#

Employment Offer Letter, dated as of March 7, 2016, by and between the Company and Alec Barclay (incorporated by reference to Exhibit 10.35 of the Company’s Form 10-K (File No. 001-36571) filed on March 19, 2018)

10.23	#

Employment Offer Letter, dated as of January 30, 2018, by and between the Company and John M. Sprague (incorporated by reference to Exhibit 10.38 of the Company’s Form 10-K (File No. 001-36571) filed on March 19, 2018)

10.24

Amendment No. 2 to Commercial Lease, dated as of September 21, 2015, by and between the Company and Columbus Day Realty, Inc. (incorporated by reference to Exhibit 10.40 of the Company’s Form 10-K (File No. 001-36571) filed on March 19, 2018)

10.25

Amendment No. 3 to Commercial Lease, dated as of August 10, 2017, by and between the Company and Columbus Day Realty, Inc. (incorporated by reference to Exhibit 10.41 of the Company’s Form 10-K (File No. 001-36571) filed on March 19, 2018)

10.26

Amendment No. 2 to Term Loan Agreement, dated December 18, 2017, by and among the Company, CRG Servicing LLC, as administrative and collateral agent, and the lenders party thereto (incorporated by reference to Exhibit 10.42 of the Company’s Form 10-K (File No. 001-36571) filed on March 19, 2018)

10.27

Amendment No. 3 to Term Loan Agreement, dated March 16, 2018, by and among the Company, CRG Servicing LLC, as administrative and collateral agent, and the lenders party thereto (incorporated by reference to Exhibit 10.43 of the Company’s Form 10-K (File No. 001-36571) filed on March 19, 2018)

10.28

Third Amendment to Supply Agreement, by and between the Company and SMC Ltd., dated May 16, 2018 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (File No. 001-36571) filed on May 17, 2018)

10.29

Amendment No. 4 to Commercial Lease, dated as of August 31, 2018, by and between the Company and Columbus Day Realty, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (File No. 001-36571) filed on September 7, 2018)

10.30

Fifth Amendment to Lease, dated December 6, 2018, by and between the Company and King 101 Harwell LLC (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (File No. 001-36571) filed on December 12, 2018)

10.31	#

Employment Offer Letter, dated as of October 29, 2014, by and between the Company and Michael Gibbs (incorporated by reference to Exhibit 10.45 of the Company’s Form 10-K (File No. 001-36571) filed on March 14, 2019)

10.32

Amendment No. 4 to Term Loan Agreement, dated March 13, 2019, between the Company and CRG Servicing LLC (incorporated by reference to Exhibit 10.50 of the Company’s Form 10-K (File No. 001-36571) filed on March 14, 2019)

10.33

Amendment to Warrant to Purchase Shares of Common Stock, dated March 13, 2019, between the Company and CRG Partners III L.P. (incorporated by reference to Exhibit 10.51 of the Company’s Form 10-K (File No. 001-36571) filed on March 14, 2019)

10.34

Amendment to Warrant to Purchase Shares of Common Stock, dated March 13, 2019, between the Company and CRG Partners III – Parallel Fund “A” L.P. (incorporated by reference to Exhibit 10.52 of the Company’s Form 10-K (File No. 001-36571) filed on March 14, 2019)

10.35

Amendment to Warrant to Purchase Shares of Common Stock, dated March 13, 2019, between the Company and CRG Partners III Parallel Fund “B” (CAYMAN) L.P. (incorporated by reference to Exhibit 10.53 of the Company’s Form 10-K (File No. 001-36571) filed on March 14, 2019)

10.36

Replacement Warrant to Purchase Shares of Common Stock of T2 Biosystems, Inc., dated March 13, 2019, between the Company and CRG PARTNERS III (CAYMAN) LEV AIV L.P. (incorporated by reference to Exhibit 10.54 of the Company’s Form 10-K (File No. 001-36571) filed on March 14, 2019)

10.37

Replacement Warrant to Purchase Shares of Common Stock of T2 Biosystems, Inc., dated March 13, 2019, between the Company and CRG PARTNERS III (CAYMAN) UNLEV AIV 1 L.P. (incorporated by reference to Exhibit 10.55 of the Company’s Form 10-K (File No. 001-36571) filed on March 14, 2019)

10.38	†

Amendment No. 5 to Term Loan Agreement dated as of September 10, 2019 by and between T2 Biosystems, Inc., CRG Servicing LLC and the lenders listed on the signature pages thereto (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q (File No. 001-36571) filed on November 18, 2019)

10.39	†

Contract, dated as of September 6, 2019, by and between the Company and Biomedical Advanced Research and Development Authority of the U.S. Department of Health and Human Services (incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q/A (File No. 001-36571) filed on November 18, 2019)

10.40	†

Supply Agreement, dated as of March 1, 2019, by and between the Company and GE Healthcare (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q (File No. 001-36571) filed on May 10, 2019)

10.41	#

Employment Agreement, dated as of January 8, 2020, by and between the Company and John Sperzel (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (File No. 001-36571) filed on January 9, 2020)

10.42	†

Amendment of Solicitation/Modification of Contract, dated as of September 30, 2020 by and between the Company and Biomedical Advanced Research and Development Authority of the U.S. Department of Health and Human Services (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q (File No. 001-36571) filed on November 5, 2020)

10.43

Sixth Amendment to Lease by and between the Company and LS King Hartwell Innovation Campus LLC, dated as of October 19, 2020 (incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q (File No. 001-36571) filed on November 5, 2020)

10.44

First Amendment to Lease by and between the Company and LS King Hartwell Innovation Campus LLC, dated as of October 19, 2020 (incorporated by reference to Exhibit 10.3 of the Company’s Form 10-Q (File No. 001-36571) filed on November 5, 2020)

10.45

Amendment No. 5 to Commercial Lease between Columbus Day Realty, Inc. and the Company, dated as of October 20, 2020 (incorporated by reference to Exhibit 10.4 of the Company’s Form 10-Q (File No. 001-36571) filed on November 5, 2020)

10.46	†

Amendment No. 6 to Term Loan Agreement, dated January 25, 2021, between T2 Biosystems, Inc. and CRG Servicing LLC (incorporated by reference to Exhibit 10.63 of the Company’s Form 10-K (File No. 001-36571) filed on March 31, 2021)

10.47	#

Employment Offer Letter, dated as of December 31, 2020, by and between the Company and Dr. Aparna Ahuja (incorporated by reference to Exhibit 10.64 of the Company’s Form 10-K (File No. 001-36571) filed on March 31, 2021)

10.48

Amendment of Solicitation/Modification of Contract, dated as of April 30, 2021 by and between the Company and Biomedical Advanced Research and Development Authority of the U.S. Department of Health and Human Services (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q (File No. 001-36571) filed on May 13, 2021)

10.49		T2 Biosystems, Inc. 2014 Incentive Award Plan, as amended and restated (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (File No. 001-36571) filed on June 28, 2021)

10.50	†

Lease, dated September 3, 2021, by and between T2 Biosystems, Inc. and Farley White Concord Road, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q (File No. 001-36571) filed on November 4, 2021).

10.51

Amendment of Solicitation/Modification of Contract, dated as of September 30, 2021 by and between the Company and Biomedical Advanced Research and Development Authority of the U.S. Department of Health and Human Services (incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q (File No. 001-36571) filed on November 4, 2021).

10.52

Amendment of Solicitation/Modification of Contract, dated as of October 25, 2021 by and between the Company and Biomedical Advanced Research and Development Authority of the U.S. Department of Health and Human Services (incorporated by reference to Exhibit 10.3 of the Company’s Form 10-Q (File No. 001-36571) filed on November 4, 2021).

10.53	#*

T2 Biosystems, Inc. Inducement Award Plan (as amended and restated, effective December 17, 2021) and form of option agreement, restricted stock agreement, and restricted stock unit agreement thereunder

10.54	#*	Employment Offer Letter, dated as of November 2, 2021, by and between the Company and Brett Giffin

10.55	#*	Change of Control Severance Agreement, dated March 21, 2022 by and between the Company and Dr. Aparna Ahuja

10.56	#*	Change of Control Severance Agreement, dated March 21, 2022 by and between the Company and Alec Barclay

10.57	#*	Change of Control Severance Agreement, dated March 21, 2022 by and between the Company and John Sprague

10.58	#*	Change of Control Severance Agreement, dated March 21, 2022 by and between the Company and Michael Gibbs

10.59	#*	Change of Control Severance Agreement, dated March 21, 2022 by and between the Company and Brett Giffin

10.60	*	Amendment No. 7 to Term Loan Agreement, dated February 15, 2022, between T2 Biosystems, Inc. and CRG Servicing LLC

21.1	*	Subsidiaries of the Registrant.

23.1	*	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm

31.1	*	Certification of principal executive officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	*	Certification of principal financial officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	**	Certification of the principal executive officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. section 1350.

32.2	**	Certification of the principal financial officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. section 1350.

101.INS	*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	*	Inline XBRL Taxonomy Extension Schema Document

101.CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.
#	Indicates management contract or compensatory plan.
†	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 406 under the Securities Act of 1933, or the Securities Act.
Item 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 23, 2022.

T2 BIOSYSTEMS, INC.

By:	/S/ John SPERZEL
Name:	John Sperzel
Title:	President, Chief Executive Officer and Director
(principal executive officer)

March 23, 2022

By:	/s/ JOHN M. SPRAGUE
Name:	John M. Sprague
Title:	Chief Financial Officer
(principal financial officer and principal
accounting officer)

March 23, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/ S / JOHN SPERZEL	President, Chief Executive Officer and Director (principal executive officer)	March 23, 2022
John Sperzel

/ s / JOHN M. SPRAGUE	Chief Financial Officer (principal accounting officer)	March 23, 2022
John M. Sprague

/ S / LAURA ADAMS	Director	March 23, 2022
Laura Adams

/ S / THIERRY BERNARD	Director	March 23, 2022
Thierry Bernard

/ S / DR. NINFA M. SAUNDERS	Director	March 23, 2022
Dr. Ninfa M. Saunders

/ S / ROBIN TOFT	Director	March 23, 2022
Robin Toft

/ S / JOHN W. CUMMING	Director	March 23, 2022
John W. Cumming

/ S / DAVID B. ELSBREE	Director	March 23, 2022
David B. Elsbree

/ S / SEYMOUR LIEBMAN	Director	March 23, 2022
Seymour Liebman