Form 10-Q
period 2022-03-31
T2 Biosystems, Inc.
filed 2022-05-12
CIK 1492674

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 9, 2022, the registrant had 171,725,080 shares of common stock outstanding.

T2 BIOSYSTEMS, INC.

i

PART I.

FINANCIAL INFORMATION

Item 1. Financial Statements

T2 BIOSYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$9,397	$22,245
Marketable securities	9,989	9,996
Accounts receivable	4,361	5,134
Inventories	5,172	3,909
Prepaid expenses and other current assets	4,584	3,110
Total current assets	33,503	44,394
Property and equipment, net	4,778	4,675
Operating lease right-of-use assets	9,472	9,766
Restricted cash	1,131	1,551
Other assets	155	153
Total assets	$49,039	$60,539
Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$3,385	$2,832
Accrued expenses and other current liabilities	8,950	8,338
Deferred revenue	338	518
Total current liabilities	12,673	11,688
Notes payable	48,257	47,790
Operating lease liabilities, net of current portion	9,060	9,359
Deferred revenue, net of current portion	47	28
Other liabilities	4,653	4,577
Commitments and contingencies (see Note 13)
Stockholders’ deficit
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding at March 31, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value; 400,000,000 shares authorized; 171,412,940 and 166,400,892 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	171	166
Additional paid-in capital	462,900	459,151
Accumulated other comprehensive loss	(11)	(4)
Accumulated deficit	(488,711)	(472,216)
Total stockholders’ deficit	(25,651)	(12,903)
Total liabilities and stockholders’ deficit	$49,039	$60,539

See accompanying notes to condensed consolidated financial statements.

T2 BIOSYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Revenue:
Product revenue	$3,844	$4,650
Contribution revenue	3,390	2,306
Total revenue	7,234	6,956
Costs and expenses:
Cost of product revenue	6,205	5,790
Research and development	6,656	4,665
Selling, general and administrative	9,230	6,203
Total costs and expenses	22,091	16,658
Loss from operations	(14,857)	(9,702)
Other income (expense):
Interest income	3	6
Interest expense	(1,650)	(1,013)
Other income, net	9	49
Total other expense	(1,638)	(958)
Net loss	$(16,495)	$(10,660)
Net loss per share — basic and diluted	$(0.10)	$(0.07)
Weighted-average number of common shares used in computing net loss per share — basic and diluted	169,855,170	148,231,412

Other comprehensive loss:
Net loss	$(16,495)	$(10,660)
Net unrealized gain (loss) on marketable securities arising during the period	(7)	9
Less: net realized gain on marketable securities included in net loss	—	(2)
Total other comprehensive (loss) income, net of taxes	(7)	7
Comprehensive loss	$(16,502)	$(10,653)

See accompanying notes to condensed consolidated financial statements.

T2 BIOSYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(In thousands, except share data)

(Unaudited)

	Common		Additional		Accumulated Other	Total
	Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Deficit
Balance at December 31, 2020	148,078,974	$148	$431,544	$(422,975)	$9	$8,726
Stock-based compensation expense	—	—	1,308	—		1,308
Issuance of common stock from vesting of restricted stock and exercise of stock options	412,699	—	53	—		53
Unrealized gain on marketable securities	—	—	—	—	7	7
Net loss	—	—	—	(10,660)		(10,660)
Balance at March 31, 2021	148,491,673	$148	$432,905	$(433,635)	$16	$(566)

	Common		Additional		Accumulated Other	Total
	Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Deficit
Balance at December 31, 2021	166,400,892	$166	$459,151	$(472,216)	$(4)	$(12,903)
Stock-based compensation expense	—	—	2,552	—	—	2,552
Issuance of common stock from vesting of restricted stock	2,002,048	2	(2)	—	—	—
Surrender of shares due to tax withholding	(539,360)	(1)	(229)	—	—	(230)
Issuance of common stock from secondary offering, net	3,549,360	4	1,428	—	—	1,432
Unrealized loss on marketable securities	—	—	—	—	(7)	(7)
Net loss	—	—	—	(16,495)	—	(16,495)
Balance at March 31, 2022	171,412,940	$171	$462,900	$(488,711)	$(11)	$(25,651)

See accompanying notes to condensed consolidated financial statements.

T2 BIOSYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities
Net loss	$(16,495)	$(10,660)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	286	383
Amortization of bond premium	—	38
Amortization of operating lease right-of-use assets	294	428
Stock-based compensation expense	2,552	1,308
Change in fair value of derivative instrument	—	(829)
Gain on sales of marketable securities	—	(2)
Non-cash interest expense	543	915
Changes in operating assets and liabilities:
Accounts receivable	773	1,065
Prepaid expenses and other assets	(1,476)	(28)
Inventories	(1,534)	(1,426)
Accounts payable	553	1,798
Accrued expenses and other liabilities	502	(978)
Deferred revenue	(161)	27
Operating lease liabilities	(278)	(747)
Net cash used in operating activities	(14,441)	(8,708)
Cash flows from investing activities
Proceeds from maturities of marketable securities	—	2,750
Purchases and manufacture of property and equipment	(29)	(197)
Net cash provided by investing activities	(29)	2,553
Cash flows from financing activities
Payment of employee restricted stock tax withholdings	(230)	—
Proceeds from issuance of shares from employee stock purchase plan and stock option exercises	—	53
Proceeds from issuance of common stock in public offerings, net of offering costs	1,432	—
Net cash provided by financing activities	1,202	53
Net decrease in cash, cash equivalents and restricted cash	(13,268)	(6,102)
Cash, cash equivalents and restricted cash at beginning of period	23,796	17,344
Cash, cash equivalents and restricted cash at end of period	$10,528	$11,242
Supplemental disclosures of cash flow information
Cash paid for interest	$1,106	$928
Supplemental disclosures of noncash activities
Transfer of T2 owned instruments and components (from) to inventory	$(271)	$(537)
Purchases of property and equipment included in accounts payable and accrued expenses	$134	$100

	March 31, 2022	March 31, 2021
Reconciliation of cash, cash equivalents and restricted cash at end of period
Cash and cash equivalents	$9,397	$10,691
Restricted cash	1,131	551
Total cash, cash equivalents and restricted cash	$10,528	$11,242

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

Liquidity and Going Concern

At March 31, 2022, the Company had cash, cash equivalents, marketable securities and restricted cash of $20.5 million, an accumulated deficit of $488.7 million, stockholders’ deficit of $25.7 million, and has historically experienced cash outflows from operating activities. The future success of the Company is dependent on its ability to successfully commercialize its products, obtain regulatory clearance for and successfully launch its future product candidates, obtain additional capital and ultimately attain profitable operations. Historically, the Company has funded its operations primarily through its August 2014 initial public offering, its December 2015 public offering, its September 2016 private investment in public equity (“PIPE”) financing, its September 2017 public offering, its June 2018 public offering, its July 2019 establishment of an Equity Distribution Agreement and Equity Purchase Agreement (Note 7), its March 2021 establishment of an Equity Distribution Agreement (Note 7), private placements of redeemable convertible preferred stock and through debt financing arrangements.

The Company is subject to a number of risks similar to other early commercial stage life science companies, including, but not limited to commercially launching the Company’s products, development and market acceptance of the Company’s product candidates, development by its competitors of new technological innovations, protection of proprietary technology, and raising additional capital.

The COVID-19 pandemic has impacted and may continue to impact operations. The Company has established protocols for continued manufacturing, distribution and servicing of its products with safe social distancing and personal protective equipment measures and for remote work for certain employees not essential to on-site operations. To date these measures have been mostly successful but may not continue to function should the pandemic escalate and impact personnel. In 2020, the Company’s hospital customers restricted the sales team’s access to their facilities and as a result, the Company had significantly reduced sales and general and administrative staffing levels at the beginning of the COVID-19 pandemic to reduce expenses. The Company has since hired sales, marketing and medical and clinical affairs personnel. Although the Company did not see any material impact to accounts receivable during the period ended March 31, 2022, the Company’s exposure may increase if its customers continue to be adversely affected by the COVID-19 pandemic, including as a result of the spread of variants of the virus. Customers may reduce their purchases of products, depending on their needs and cash flow, which could negatively impact revenue. The Company has a significant development contract with BARDA and should BARDA reduce, cancel or not grant additional milestone projects, the Company’s ability to continue its future product development may be impacted. The ability of the Company’s shipping carriers to deliver products to customers may be disrupted. The Company has reviewed its suppliers and quantities of key materials and believes that it has sufficient stocks and alternate sources of critical materials including personal protective equipment should the supply chains become disrupted, although raw materials and plastics for the manufacturing of reagents and consumables are in high demand, and interruptions in supply are difficult to predict. As further described in Note 5, at the onset of the pandemic, the Company believed the pandemic’s impact on its sales would affect the recoverability of the value of T2-owned instruments and components.

Since authorization from the United States Food and Drug Administration, or FDA, was obtained to market the T2Dx Instrument, T2Candida Panel, and T2Bacteria Panel, and Emergency Use Authorization, or EUA, was issued for the T2SARS-CoV-2 Panel, the Company has incurred significant commercialization expenses related to product sales, marketing, manufacturing and distribution. If the FDA rescinds EUA, the Company would be unable to sell its T2SARS-CoV-2 tests. The Company may seek to fund its operations through public equity, private equity or debt financings, as well as other sources. However, the Company may be unable to raise additional funds or enter into such other arrangements when needed, on favorable terms, or at all. The Company’s failure to raise capital or enter into such other arrangements if and when needed would have a negative impact on the Company’s business, results of operations, financial condition and the Company’s ability to develop and commercialize T2Dx, T2Candida, T2Bacteria, T2SARS-CoV-2, and other product candidates.

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

The Company believes that its cash, cash equivalents, marketable securities and restricted cash of $20.5 million at March 31, 2022 will not be sufficient to fund its current operating plan at least one year from issuance of these financial statements, as certain elements of our operating plan cannot be considered probable. Absent any reductions in current operating expenses, the Company believes it will require additional financing during the third quarter of 2022. Under ASC 205-40, the future receipt of potential funding from Co-Development partners and other resources cannot be considered probable at this time because none of the plans are entirely within the Company’s control.

The Term Loan Agreement with CRG Servicing LLC (“CRG”) (Note 6) has certain covenants which require the Company to achieve certain annual revenue targets, whereby the Company is required to pay double the amount of any shortfall as an acceleration of principal payments, and maintain a minimum cash balance of $5.0 million. In June 2021, the Company achieved the revenue target for the twenty-four month period ended December 31, 2021. There can be no assurances that it will continue to be in compliance with the cash covenant in future periods without additional funding. In February 2022, CRG amended the Term Loan Agreement, extending the interest only period and maturity to December 30, 2023.

The Company’s stock has been trading under $1.00. On November 5, 2021, the Company received a letter from The Nasdaq Stock Market LLC (“Nasdaq”) indicating that, for the last thirty consecutive business days, the bid price for the Company’s common stock had closed below the minimum $1.00 per share requirement for continued listing on the Nasdaq Global Market under Nasdaq Listing Rule 5450(a)(1). Under Nasdaq rules, the Company has 180 days (May 4, 2022) to regain compliance by increasing the stock price to over $1.00. On May 5, 2022, the Company received a letter from Nasdaq informing the Company that its shares of common stock have failed to comply with the $1.00 minimum bid price required for continued listing and, as a result, the Company’s shares are subject to delisting. The letter further stated that the Company may appeal the Nasdaq Staff delisting determination to a Nasdaq listing qualifications hearings panel (the “Panel”).

The Company has filed an appeal and hearing request to the Nasdaq Staff’s determination which will stay the delisting of the Company’s shares of common stock from Nasdaq pending the Panel’s decision. The Nasdaq Staff has informed the Company that the delisting action has been stayed, pending a final written decision by the Panel, and the hearing date has been set for June 2, 2022. There can be no assurance that the Panel will grant the Company’s request for continued listing; however, the Company intends to present a plan to regain compliance to the Panel that includes a discussion of the events that it believes will enable it to regain compliance in this timeframe and a commitment to effect a reverse stock split, if necessary.

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

Unaudited Interim Financial Information

Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

The accompanying interim condensed consolidated balance sheet as of March 31, 2022, the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2022 and 2021, the condensed consolidated statements of stockholders’ deficit for the three months ended March 31, 2022 and 2021, the condensed consolidated statements of cash flows for the three months ended March 31, 2022 and 2021 and the related financial data and other information disclosed in these notes are unaudited. The unaudited interim financial statements have been prepared on the same basis as the audited annual financial statements, and, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of March 31, 2022, and the results of its operations for the three months ended March 31, 2022 and 2021 and its cash flows for the three months ended March 31, 2022 and 2021. The results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022, any other interim periods, or any future year or period.

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

Geographic Information

The Company sells its products domestically and internationally. Total international sales were approximately $1.0 million or 13% of total revenue and $0.5 million or 7% of total revenue for the three months ended March 31, 2022 and 2021, respectively.

For the three months ended March 31, 2022 and 2021, no international customer represented greater than 10% of total revenue.

The Company derived approximately 47% of its total revenue from one customer for the three months ended March 31, 2022 and 33% of its total revenue from the same customer for the three months ended March 31, 2021. The Company derived approximately 9% of its total revenue from a second customer for the three months ended March 31, 2022 and 19% of its total revenue from the same customer for the three months ended March 31, 2021.

As of March 31, 2022 and December 31, 2021, the Company had outstanding receivables of $0.7 million and $0.6 million, respectively, from customers located outside of the U.S.

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

Marketable Securities

The Company’s marketable securities consist of U.S. treasury securities, which are classified as available-for-sale and included in current assets. Available-for-sale debt securities are carried at fair value with unrealized gains and losses reported as a component of stockholders’ deficit in accumulated other comprehensive (loss) income. Realized gains and losses, if any, are included in other income in the condensed consolidated statements of operations.

Available-for-sale securities are reviewed for possible impairment at least quarterly, or more frequently if circumstances arise that may indicate impairment. When the fair value of the securities declines below the amortized cost basis, impairment is indicated and it must be determined whether it is other than temporary. Impairment is considered to be other than temporary if the Company: (i) intends to sell the security, (ii) will more likely than not be forced to sell the security before recovering its cost, or (iii) does not expect to recover the security’s amortized cost basis. If the decline in fair value is considered other than temporary, the cost basis of the security is adjusted to its fair market value and the realized loss is reported in earnings. Subsequent increases or decreases in fair value are reported as a component of stockholders’ deficit in accumulated other comprehensive loss (income). There were no other-than-temporary unrealized losses as of March 31, 2022.

The following table summarizes the Company’s marketable securities at March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasury securities	$10,000	$—	$(11)	$9,989
Total	$10,000	$—	$(11)	$9,989

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasury securities	10,000	—	(4)	9,996
Total	$10,000	$—	$(4)	$9,996

The following table summarizes the maturities of the Company’s marketable securities at March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022		December 31, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in less than 1 year	$10,000	$9,989	$10,000	$9,996
Due in 1-2 years	—	—	—	—
Total	$10,000	$9,989	$10,000	$9,996

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

As of March 31, 2022 and December 31, 2021, the Company had not experienced any material losses related to these indemnification obligations, and no material claims with respect thereto were outstanding. The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related reserves were established.

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

Direct sales of instruments include warranty, maintenance and technical support services typically for one year following the installation of the purchased instrument (“Maintenance Services”). Maintenance Services are separate performance obligations as they are service-based warranties and are recognized on a straight-line basis over the service delivery period. After the completion of the initial Maintenance Services period, customers have the option to renew or extend the Maintenance Services typically for additional one-year periods in exchange for additional consideration. The extended Maintenance Services are also service-based warranties that represent separate purchasing decisions. The Company recognizes revenue allocated to the extended Maintenance Services performance obligation on a straight-line basis over the service delivery period.

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

Contribution Revenue

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

The Company has a significant development contract with BARDA and should BARDA reduce, cancel or not grant additional milestone projects, the Company’s ability to continue future product development may be impacted. Refer to Note 11 for further details regarding the development contract with BARDA.

Disaggregation of Revenue

The Company disaggregates revenue from contracts with customers by type of products and services, as it best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. The following table disaggregates our revenue by major source (in thousands):

	Three Months Ended, March 31,
	2022	2021
Product revenue
Instruments	$876	$425
Consumables	2,950	4,206
Instrument rentals	18	19
Total product revenue	3,844	4,650
Contribution revenue	3,390	2,306
Total revenue	$7,234	$6,956

Remaining Performance Obligations

Under ASC 606, the Company is required to disclose the aggregate amount of the transaction price that is allocated to unsatisfied or partially satisfied performance obligations as of March 31, 2022. However, the guidance provides certain practical expedients that limit this requirement, and therefore, the Company has elected to not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less. The nature of the excluded unsatisfied performance obligations pursuant to the practical expedient include consumable shipments, service contracts, warranties and installation services that will be performed within one year. The amount of the transaction price that is allocated to unsatisfied or partially satisfied performance obligations, that has not yet been recognized as revenue and that does not meet the elected practical expedient is $0.2 million as of March 31, 2022. The Company expects to recognize 86% of this amount as revenue within one year and the remainder within two years.

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

Contract Assets and Liabilities

The Company did not record any contract assets at March 31, 2022 and December 31, 2021.

The Company’s contract liabilities consist of upfront payments for research and development contracts and maintenance services on instrument sales. Contract liabilities are classified in deferred revenue as current or noncurrent based on the timing of when revenue is expected to be recognized. Contract liabilities were $0.4 million and $0.5 million at March 31, 2022 and December 31, 2021, respectively. Revenue recognized during the three months ended March 31, 2022 relating to contract liabilities at December 31, 2021 was $0.2 million and related to straight-line revenue recognition associated with maintenance agreements.

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

 At both March 31, 2022 and December 31, 2021, capitalized costs to fulfill contracts of $0.1 million was included in prepaid and other current assets and less than $0.1 million was included in other non-current assets.

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

Research and Development Costs

Costs incurred in the research and development of the Company’s product candidates are expensed as incurred. Research and development expenses consist of costs incurred in performing research and development activities, including activities associated with delivering products or services associated with contribution revenue, clinical trials to evaluate the clinical utility of our product candidates, and costs associated with the enhancements of developed products. These costs include salaries and benefits, stock compensation, research‑related facility and overhead costs, laboratory supplies, equipment and contract services.

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

In May 2021, the FASB issued ASU No. 2021-04, Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40) Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (“ASU 2021-04”) which clarifies and reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options that remain equity classified after a modification or exchange. This standard is effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. An entity should apply this standard prospectively to modifications or exchanges occurring on or after the effective date of this standard. The Company adopted this standard as of January 1, 2022. The adoption did not have a material impact on the Company’s financial statements.

In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance. This ASU requires certain disclosures when companies (a) have received government assistance and (b) use a grant or contribution accounting model by analogy to other accounting guidance. A company that has received government assistance must provide disclosures related to the nature of the transaction, accounting policies used to account for the transaction, and the amounts and line items on the financial statements that are affected by the transaction. This ASU is effective for fiscal years beginning after December 15, 2021, with early adoption permitted, and can be applied either prospectively or retrospectively. The Company adopted this standard as of January 1, 2022. The adoption did not have a material impact on the Company’s financial statements.

3. Fair Value Measurements

The Company measures the following financial assets at fair value on a recurring basis. There were no transfers between levels of the fair value hierarchy during any of the periods presented. The following tables set forth the Company’s financial assets and liabilities carried at fair value categorized using the lowest level of input applicable to each financial instrument as of March 31, 2022 and December 31, 2021 (in thousands):

	Balance at March 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
US Treasury securities	$9,989	$9,989	$—	$—
	$9,989	$9,989	$—	$—

	Balance at December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
US Treasury securities	9,996	9,996	—	—
	$9,996	$9,996	$—	$—

The Company’s cash equivalents and available-for-sale marketable securities are comprised of government securities. Securities are classified as cash equivalents when the original maturities are within 90 days of the purchase dates. The Company also maintains money market accounts classified as restricted cash for $1.1 million at March 31, 2022 and $1.6 million at December 31, 2021 (Note 4).

4. Restricted Cash

The Company is required to maintain security deposits for its operating lease agreements for the duration of the lease agreements. At March 31, 2022, the Company had money market accounts for $1.1 million, which represented collateral as security deposits for its operating lease agreements for two facilities. At December 31, 2021, the Company had money market accounts for $1.6 million, which represented collateral as security deposits for its operating lease agreements for three facilities.

5. Supplemental Balance Sheet Information

Inventories

Inventories are stated at the lower of cost or net realizable value on a first-in, first-out basis and are comprised of the following (in thousands):

	March 31, 2022	December 31, 2021
Raw materials	$2,400	$1,591
Work-in-process	1,418	953
Finished goods	1,354	1,365
Total inventories, net	$5,172	$3,909

Property and Equipment

Property and equipment consist of the following (in thousands):

	March 31, 2022	December 31, 2021
Office and computer equipment	$749	$749
Software	783	783
Laboratory equipment	5,496	5,507
Furniture	197	197
Manufacturing equipment	1,445	1,445
Manufacturing tooling and molds	478	478
T2-owned instruments and components	6,939	6,668
Leasehold improvements	3,785	3,768
Construction in progress	600	512
	20,472	20,107
Less accumulated depreciation and amortization	(15,694)	(15,432)
Property and equipment, net	$4,778	$4,675

Construction in progress is primarily comprised of equipment that has not been placed in service. T2-owned instruments and components is comprised of raw materials and work-in-process inventory that are expected to be used or used to produce T2-owned instruments, based on the Company’s business model and forecast, and completed instruments that will be used for internal research and development, clinical studies or reagent rental agreements with customers. At March 31, 2022, there was $1.2 million of raw materials or work-in-process inventory in T2-owned instruments and components compared with $1.4 million at December 31, 2021. Completed T2-owned instruments are placed in service once installation procedures are completed and are depreciated over five years. Depreciation expense for T2-owned instruments placed at customer sites pursuant to reagent rental agreements is recorded as a component of cost of product revenue and was immaterial for the three months ended March 31, 2022 and 2021.

Depreciation expense for T2-owned instruments used for internal research and development and clinical studies is recorded as a component of research and development expense. Depreciation and amortization expense of $0.3 million and $0.4 million was charged to operations for the three months ended March 31, 2022 and 2021, respectively.

.

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	March 31, 2022	December 31, 2021
Accrued payroll and compensation	$4,320	$3,687
Accrued research and development expenses	914	1,250
Accrued professional services	421	384
Accrued interest	1,106	974
Operating lease liabilities	1,195	1,174
Other accrued expenses	994	869
Total accrued expenses and other current liabilities	$8,950	$8,338

6. Notes Payable

Future principal payments on the notes payable are as follows (in thousands):

	March 31, 2022	December 31, 2021
Term loan agreement including PIK interest, before unamortized discount and issuance costs	$51,140	$49,364
Less: unaccrued paid-in-kind interest	(2,642)	(1,287)
Less: unamortized discount and deferred issuance costs	(241)	(287)
Total notes payable	$48,257	$47,790

The Term Loan Agreement with CRG is classified as a non-current liability at March 31, 2022 and December 31, 2021 as the Company has sufficient cash, cash equivalents and marketable securities as of the date of this filing such that the minimum liquidity covenant would not be triggered.

 The Term Loan Agreement includes a subjective acceleration clause whereby an event of default, including a material adverse change in the business, operations, or conditions (financial or otherwise), could result in the acceleration of the obligations under the Term Loan Agreement. As amended in February 2022, the entire principal payment, together with all other outstanding obligations, shall be due and payable upon maturity, December 30, 2023.

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

Term Loan Agreement

In December 2016, the Company entered into a Term Loan Agreement (the “Term Loan Agreement”) with CRG. The Company initially borrowed $40.0 million pursuant to the Term Loan Agreement, which has a six-year term with four years of interest-only payments (through December 30, 2020), after which quarterly principal and interest payments will be due through the maturity date. Interest on the amounts borrowed under the Term Loan Agreement accrues at an annual fixed rate of 11.5%, 3.5% of which may be deferred during the interest-only period by adding such amount to the aggregate principal loan amount. In addition, if the Company achieves certain financial performance metrics, the loan will convert to interest-only until the maturity date, at which time all unpaid principal and accrued unpaid interest will be due and payable. The Company is required to pay CRG a financing fee based on the loan principal amount drawn. The Company is also required to pay a final payment fee of 8.0%, subsequently amended to 10%, of the principal outstanding upon repayment. The Company is accruing the final payment fee as interest expense and it is included as a non-current liability at March 31, 2022 and December 31, 2021 to conform to the classification of the associated debt in those periods.

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

In February 2022, the Term Loan Agreement was amended to extend the interest-only payment period through December 30, 2023, and to extend the principal repayment to December 30, 2023. The Company did not pay or provide any consideration in exchange for this amendment. As the effective borrowing rate under the amended agreement is less than the effective borrowing rate under the previous agreement, a concession is deemed to have been granted under ASC 470-60. As a concession has been granted, the agreement was accounted for as a troubled debt restructuring under ASC 470-60. The amendment did not result in a gain on restructuring as the future undiscounted cash outflows required under the amended agreement exceed the carrying value of the debt immediately prior to the amendment.

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

7. Stockholders’ Deficit

Shares Authorized

In July 2021, the Company’s shareholders approved of an increase in the number of authorized shares of the Company’s common stock from 200,000,000 to 400,000,000.

Equity Distribution Agreement

On March 31, 2021, the Company entered into a Sales Agreement with Canaccord (“New Sales Agreement”), as agent, pursuant to which the Company may offer and sell shares of common stock, for aggregate gross sale proceeds of up to $75.0 million from time to time from the effective date of the respective registration statement through Canaccord.

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

During the three months ended March 31, 2022, the Company sold 3,549,360 shares for net proceeds of $1.4 million under the New Sales Agreement. The Company sold no shares under the New Sales Agreement during the three months ended March 31, 2021.

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

The number of shares reserved for future issuance under the 2014 Plan is the sum of (1) 823,529 shares, (2) any shares that were granted under the 2006 Plan which are forfeited, lapse unexercised or are settled in cash subsequent to the effective date of the 2014 Plan and (3) an annual increase on the first day of each calendar year beginning January 1, 2015 and ending on January 1, 2026, equal to the lesser of (A) 4% of the shares outstanding (on an as-converted basis) on the final day of the immediately preceding calendar year and (B) such smaller number of shares determined by the Company’s board of directors; provided, however, no more than 35,000,000 shares may be issued upon the exercise of incentive stock options. As of March 31, 2022, there were 1,415,266 shares available for future grant under the 2014 Plan.

Inducement Award Plan

The Company’s Amended and Restated Inducement Award Plan (“Inducement Plan”), which was adopted in March 2018 and most recently amended and restated in January 2020, provides for the grant of equity awards to new employees, including options, restricted stock awards, restricted stock units, performance awards, dividend equivalent awards, stock payment awards and stock appreciation rights. The aggregate number of shares of common stock which may be issued or transferred pursuant to awards under the Inducement Plan is 9,625,000 shares. Any awards that forfeit, expire, lapse, or are settled for cash without the delivery of shares to the holder are available for the grant of an award under the Inducement Plan. Any shares repurchased by or surrendered to the Company that are returned shall be available for the grant of an award under the Inducement Plan. The payment of dividend equivalents in cash in conjunction with any outstanding award shall not be counted against the shares available for issuance under the Inducement Plan. As of March 31, 2022, there were 4,009,361 shares available for future grant under the Inducement Plan.

Stock Options

During the three months ended March 31, 2022 and 2021, the Company granted stock options with an aggregate fair value of $0.2 million and $0.6 million, respectively, which are being amortized into compensation expense over the vesting period of the options as the services are being provided.

The following is a summary of option activity under the Stock Incentive Plans and Inducement Plan (in thousands, except share and per share amounts):

	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value
Outstanding at December 31, 2021	9,868,947	$2.88	7.09	$51
Granted	578,500	0.41
Exercised	—	—	—	—
Forfeited	(81,466)	1.01
Cancelled	(426,205)	2.29
Outstanding at March 31, 2022	9,939,776	$2.77	7.25	$118
Exercisable at March 31, 2022	5,688,369	$4.07	6.16	$28
Vested or expected to vest at March 31, 2022	9,321,200	$2.89	7.14	$102

There were no options exercised in the three months ended March 31, 2022 and 42,626 options exercised in the three months ended March 31, 2021. The weighted-average grant date fair values of stock options granted in the three month periods ended March 31, 2022 and 2021 were $0.33 per share and $1.33 per share, respectively, and were calculated using the following estimated assumptions:

	Three Months Ended
	March 31,
	2022	2021
Weighted-average risk-free interest rate	1.67%	0.95%
Expected dividend yield	—%	—%
Expected volatility	105%	104%
Expected terms	6.0 years	6.0 years

The total fair values of options that vested during the three months ended March 31, 2022 and 2021 were $0.6 million and $0.6 million, respectively.

As of March 31, 2022, there was $3.2 million of total unrecognized compensation cost related to non-vested stock options granted under the Stock Incentive Plans and Inducement Plan. Total unrecognized compensation cost will be adjusted for future changes in the estimated forfeiture rate. The Company expects to recognize that cost over a remaining weighted-average period of 2.4 years as of March 31, 2022.

Restricted Stock Units

During the three months ended March 31, 2022, the Company awarded restricted stock units to certain employees and directors at no cost to them. The restricted stock units, excluding any restricted stock units with market conditions, vest through the passage of time, assuming continued service. Restricted stock units are not included in issued and outstanding common stock until the underlying shares are vested and released. The fair value of the restricted stock units, at the time of the grant, is expensed on a straight line basis. The granted restricted stock units had an aggregate fair value of $3.6 million, which are being amortized into compensation expense over the vesting period of the restricted stock units as the services are being provided.

The following is a summary of restricted stock unit activity under the 2014 Plan:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Nonvested at December 31, 2021	7,120,475	$1.84
Granted	7,883,807	0.46
Vested	(2,002,048)	2.02
Forfeited	(106,849)	1.50
Nonvested at March 31, 2022	12,895,385	$0.97

As of March 31, 2022, there was $11.5 million of total unrecognized compensation cost related to nonvested restricted stock units granted. Total unrecognized compensation cost will be adjusted for future changes in the estimated forfeiture rate. The Company expects to recognize that cost over a remaining weighted-average period of 2.1 years, as of March 31, 2022.

Employee Stock Purchase Plan

Under the 2014 Employee Stock Purchase Plan (the “2014 ESPP”) participants may purchase the Company’s common stock during semi-annual offering periods at 85% of the lower of (i) the market value per share of common stock on the first day of the offering period or (ii) the market value per share of the common stock on the purchase date. Each participant can purchase up to a maximum of $25,000 per calendar year in fair market value as calculated in accordance with applicable tax rules. The first offering period began on August 7, 2014. Stock-based compensation expense from the 2014 ESPP for the three months ended March 31, 2022 and 2021 was approximately $0.1 million and $0.1 million, respectively.

The 2014 ESPP, which was amended and restated effective August 6, 2020, provides for the issuance of up to 4,523,944 shares of the Company’s common stock to eligible employees. At March 31, 2022, there were 2,623,655 shares available for issuance under the 2014 ESPP.

Stock-Based Compensation Expense

The following table summarizes the stock-based compensation expense resulting from awards granted under Stock Incentive Plans, the Inducement Plan and the 2014 ESPP, that was recorded in the Company’s results of operations for the periods presented (in thousands):

	Three Months Ended March 31,
	2022	2021
Cost of product revenue	$129	$47
Research and development	422	178
Selling, general and administrative	1,994	1,068
Total stock-based compensation expense	$2,545	$1,293

For the three months ended March 31, 2022 and 2021, stock-based compensation expenses capitalized as part of inventory or T2Dx instruments and components were immaterial.

 .

9. Warrants

In connection with the Term Loan Agreement entered into in December 2016, the Company issued to CRG warrants to purchase a total of 528,958 shares of the Company’s common stock. The warrants are exercisable any time prior to December 30, 2026 at a price of $1.55 per share, with typical provisions for termination upon a change of control or a sale of all or substantially all of the assets of the Company. These warrants remain outstanding as of March 31, 2022 and December 31, 2021.

In connection with a 2019 amendment of the Term Loan Agreement, the Company issued to CRG warrants to purchase 568,291 shares of the Company’s common stock (“New Warrants”) at an exercise price of $1.55, with typical provisions for termination upon a change of control or a sale of all or substantially all of the assets of the Company. All of the New Warrants are exercisable any time prior to September 9, 2029. The New Warrants remain outstanding as of March 31, 2022.

10. Net Loss Per Share

The following shares were excluded from the calculation of diluted net loss per share applicable to common stockholders, prior to the application of the treasury stock method, because their effect would have been anti-dilutive for the periods presented:

	Three Months Ended March 31,
	2022	2021
Options to purchase common shares	9,939,776	8,974,627
Restricted stock units	12,895,385	6,857,896
Warrants to purchase common stock	1,097,249	1,097,249
Total	23,932,410	16,929,772

11. U.S. Government Contract

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

On March 31, 2022, the Company announced that BARDA had exercised Option 2B under the existing multiple-year cost-share contract between BARDA and the Company and is providing an additional $4.4 million in funding to the Company. The additional funding under Option 2B will be used to advance the U.S. clinical trials for the T2Biothreat® Panel and T2Resistance® Panel, and to advance the development of the Company’s comprehensive panel for the detection of bloodstream infections and antimicrobial resistance and next-generation instrument.

The option exercise occurred simultaneously on March 31, 2022 with a modification to the BARDA contract to make immaterial changes to, among other things, the statement of work.

The Company recorded contribution revenue of $3.4 million and $2.3 million for the three months ended March 31, 2022 and 2021, respectively, under the BARDA contract.

The Company had outstanding accounts receivable of $2.2 million and $1.9 million at March 31, 2022 and December 31, 2021, respectively, under the BARDA contract.

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

In November 2014, the Company entered into an agreement to rent additional office space in Lexington, Massachusetts. In April 2015, the Company entered into an amendment to extend the term to December 31, 2017. In connection with this agreement, the Company paid a security deposit of $50,000, which is recorded as a component of other assets in the condensed consolidated balance sheets. In May 2015, the Company entered into an amendment to expand existing manufacturing facilities in Lexington, Massachusetts. In September 2017, the Company entered into an amendment to extend the term to December 31, 2021. In June 2020, the Company vacated this office space and determined that subleasing it to a tenant was unlikely due to the impact of the COVID-19 pandemic on the local commercial real estate sub-lease market. The lease terminated on December 31, 2021.

In November 2014, the Company entered into a lease for additional laboratory space in Lexington, Massachusetts. The lease term commenced in April 2015 and extended for six years. The rent expense, inclusive of the escalating rent payments, is recognized on a straight-line basis over the lease term. As an incentive to enter into the lease, the landlord paid approximately $1.4 million of the $2.2 million space build-out costs. The unamortized balance of the lease incentive as of January 1, 2019 was reclassified as a reduction to the initial recognition of the right-of-use asset related to this lease. In connection with this lease agreement, the Company paid a security deposit of $281,000, which was recorded as a component of both prepaid expenses and other current assets and other assets in the condensed consolidated balance sheets at December 31, 2019. In October 2020, the Company entered into an amendment to extend the term of the lease to October 31, 2025. In accordance with this amendment, the Company paid a replacement security deposit of $130,977, which is classified as restricted cash at March 31, 2022 and December 31, 2021 and received the initial $281,000 security deposit in return.

In September 2021, the Company entered into a lease for office, research, laboratory and manufacturing space in Billerica, Massachusetts. The lease has a term of 126 months from the commencement date. The commencement date is anticipated to be in fiscal year 2022; therefore, there is no effect on the operating lease right-of-use assets and lease liability accounts at March 31, 2022. The Company opened a money market account for $1.0 million, which represents collateral as a security deposit for this lease and is classified as restricted cash at March 31, 2022.

Operating leases are amortized over the lease term and included in costs and expenses in the condensed consolidated statement of operations and comprehensive loss. Variable lease costs are recognized in costs and expenses in the condensed consolidated statement of operations and comprehensive loss as incurred.

13. Commitments and Contingencies

License Agreement

In 2006, the Company entered into a license agreement with a third party, pursuant to which the third party granted the Company an exclusive, worldwide, sublicenseable license under certain patent rights to make, use, import and commercialize products and processes for diagnostic, industrial and research and development purposes. The Company agreed to pay an annual license fee ranging from $5,000 to $25,000 for the royalty‑bearing license to certain patents. The Company also issued a total of 84,678 shares of common stock pursuant to the agreement in 2006 and 2007, which were recorded at fair value at the date of issuance. The Company is required to pay royalties on net sales of products and processes that are covered by patent rights licensed under the agreement at a percentage ranging between 0.5% - 3.5%, subject to reductions and offsets in certain circumstances, as well as a royalty on net sales of products that the Company sublicenses at 10% of specified gross revenue. Royalties that became due under this agreement for the three months ended March 31, 2022 and 2021 were immaterial.

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

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward looking statements are subject to numerous risks, including, without limitation, the following:

•	our ability to continue as a going concern;
•	our status as an early commercial-stage company;

•	our expectation to incur losses in the future;
•	the market acceptance of our technology;
•	our ability to timely and successfully develop and commercialize our existing products and future product candidates;
•	the length and variability of our anticipated sales and adoption cycle;
•	our relatively limited sales history;
•	our ability to gain the support of leading hospitals and key thought leaders and publish the results of our clinical trials in peer-reviewed journals;
•	our ability to successfully manage our growth;
•	our future capital needs and our ability to raise additional funds;
•	the performance of our diagnostics;
•	our ability to compete in the highly competitive diagnostics market;
•	our ability to obtain marketing clearance from the U.S. Food and Drug Administration or regulatory clearance for new product candidates in other jurisdictions;
•	federal, state, and foreign regulatory requirements, including diagnostic product reimbursements and FDA regulation of our products and product candidates;
•	our ability to protect and enforce our intellectual property rights, including our trade secret-protected proprietary rights in our technology;
•	our ability to recruit, train and retain key personnel;
•	our dependence on third parties;
•	manufacturing and other product risks, including unforeseen interruptions in supply chain;
•	the impact of cybersecurity risks, including ransomware, phishing, and data breaches on our information technology systems;
•	the impact of short sellers and day traders on our share price;
•	our ability to maintain compliance with Nasdaq listing requirements;
•	the impact of the COVID-19 pandemic on our business, results of operations and financial positions;
•	the continued market demand for SARS-CoV-2 testing and our ability to convert T2SARS-CoV-2 customers to our other test panels.

These forward-looking statements represent our estimates and assumptions only as of the date of this Quarterly Report on Form 10-Q. Unless required by U.S. federal securities laws, we do not intend to update any of these forward-looking statements to reflect circumstances or events that occur after the statement is made or to conform these statements to actual results. The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q, and Part I, Item 1A and Part II, Item 7A, “Risk Factors” and “Quantitative and Qualitative Disclosures about Market Risks”, respectively, in our Annual Report on Form 10-K for the year ended December 31, 2021, as updated by Part I, Item 3, “Quantitative and Qualitative Disclosures about Market Risks” and Part II, Item 1A—“Risk Factors” in this Quarterly Report on Form 10-Q.

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

We have never been profitable and have incurred net losses in each year since inception. Our accumulated deficit at March 31, 2022 was $488.7 million and we have experienced cash outflows from operating activities over the past years. Substantially all of our net losses resulted from costs incurred in connection with our research and development programs and from selling, general and administrative costs associated with our operations. We have incurred significant commercialization expenses related to product sales, marketing, manufacturing and distribution of our FDA-cleared products, the T2Dx Instrument, T2Candida Panel and T2Bacteria Panel. In addition, we will continue to incur significant costs and expenses as we continue to develop other product candidates, improve existing products and maintain, expand and protect our intellectual property portfolio. We may seek to fund our operations through public equity or private equity or debt financings, as well as other sources. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements if and when needed would have a negative impact on our business, results of operations and financial condition and our ability to develop, commercialize and drive adoption of the T2Dx Instrument, T2Candida, T2Bacteria, T2Resistance, T2SARS-CoV-2 and future products.

We are subject to a number of risks similar to other early commercial stage life science companies, including, but not limited to commercially launching our products, development and market acceptance of our product candidates, development by our competitors of new technological innovations, protection of proprietary technology, and raising additional capital.

The COVID-19 pandemic has impacted and may continue to impact our operations. We have established protocols for continued manufacturing, distribution and servicing of our products with safe social distancing and personal protective equipment measures and for remote work for employees not essential to on-site operations. To date these measures have been mostly successful but may not continue to function should the pandemic escalate and further impact our personnel. In 2020, our hospital customers restricted our sales team’s access to their facilities and as a result, we had significantly reduced our commercial and general and administrative staffing levels at the beginning of the COVID-19 pandemic to reduce expenses. We have since hired sales, marketing, and medical and clinical affairs personnel. Although we did not see any material impact to accounts receivable during the year ended December 31, 2021, our exposure may increase if our customers continue to be adversely affected by the COVID-19 pandemic, including as a result of the spread of variants of the virus. Customers may reduce their purchases of products, depending on their needs and cash flow, which could negatively impact revenue. Our customers may cease to comply with the terms of our sales agreements and this may impact our ability to recognize revenue and hinder receivables collections. We have a significant development contract with BARDA, as described further below, and should BARDA reduce, cancel or not grant additional milestone projects, our ability to continue our future product development may be impacted. Our shipping carrier’s ability to deliver our products to customers may be disrupted. We have reviewed our suppliers and quantities of key materials and believe we have sufficient stocks and alternate sources of critical materials should our supply chains become disrupted, although raw materials and plastics for the manufacturing of reagents and consumables are in high demand, and interruptions in supply are difficult to predict.

We believe that our cash, cash equivalents, marketable securities and restricted cash of $20.5 million at March 31, 2022 will not be sufficient to fund our current operating plan at least a year from issuance of these financial statements unless additional funds are raised. Absent any reductions in current operating expenses, the Company believes it will require additional financing during the third quarter of 2022. Certain elements of our operating plan cannot be considered probable.

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

In February 2022, CRG amended the Term Loan Agreement extending the interest only period and maturity to December 30, 2023.

On March 31, 2022, BARDA, part of the Office of the Assistant Secretary for Preparedness and Response at the U.S. Department of Health and Human Services exercised Option 2B under our existing multiple-year cost-share agreement with BARDA and the Company and is providing an additional $4.4 million in funding to the Company. The total potential BARDA funding if all contract options are exercised is $69.0 million. The additional funding under Option 2B will be used to advance the U.S. clinical trials for the T2Biothreat® Panel and T2Resistance® Panel, and to advance the development of the Company’s comprehensive panel for the detection of bloodstream infections and antimicrobial resistance and next-generation instrument.

The option exercise occurred simultaneously on March 31, 2022 with a modification to the BARDA Contract to make immaterial changes to, among other things, the statement of work. The modification does not change the overall total potential value of the BARDA agreement.

On November 5, 2021, we received a letter from The Nasdaq Stock Market LLC (“Nasdaq”) indicating that, for the last thirty consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued listing on the Nasdaq Global Market under Nasdaq Listing Rule 5450(a)(1). Under Nasdaq rules, we have 180 days (May 4, 2022) to regain compliance by increasing the stock price to over $1.00. On May 5, 2022, we received a letter from Nasdaq informing us that our shares of common stock have failed to comply with the $1.00 minimum bid price required for continued listing and, as a result, our shares are subject to delisting. The letter further stated that we may appeal the Nasdaq Staff delisting determination to a Nasdaq listing qualifications hearings panel (the “Panel”).

We have filed an appeal and hearing request to the Nasdaq Staff’s determination which will stay the delisting of our shares of common stock from Nasdaq pending the Panel’s decision. The Nasdaq Staff has informed us that the delisting action has been stayed, pending a final written decision by the Panel, and the hearing date has been set for June 2, 2022. There can be no assurance that the Panel will grant our request for continued listing; however, we intend to present a plan to regain compliance to the Panel that includes a discussion of the events that we believe will enable us to regain compliance in this timeframe and a commitment to effect a reverse stock split, if necessary.

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

Product revenue is generated by the sale of instruments and consumable diagnostic tests predominantly through our direct sales force in the United States and distributors in geographic regions outside the United States. We do not offer product return or exchange rights (other than those relating to defective goods under warranty) or price protection allowances to our customers, including its distributors. Payment terms granted to distributors are the same as those granted to end-user customers and payments are not dependent upon the distributors’ receipt of payment from their end-user customers. We either sell instruments to customers and international distributors, or retain title and place the instrument at the customer site pursuant to a reagent rental agreement. When the instrument is placed under a reagent rental agreement, our customers generally agree to fixed term agreements, which can be extended, and incremental charges on each consumable diagnostic test purchased. Shipping and handling costs are billed to customers in connection with a product sale.

Fees paid to member-owned group purchasing organizations (“GPOs”) are deducted from related product revenues.

Direct sales of instruments include warranty, maintenance and technical support services typically for one year following the installation of the purchased instrument (“Maintenance Services”). Maintenance Services are separate performance obligations as they are service-based warranties and are recognized on a straight-line basis over the service delivery period. After the completion of the initial Maintenance Services period, customers have the option to renew or extend the Maintenance Services typically for additional one-year periods in exchange for additional consideration. The extended Maintenance Services are also service-based warranties that represent separate purchasing decisions.

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

Research and development expenses

Our research and development expenses consist primarily of costs incurred for the development of our technology and product candidates, technology improvements and enhancements, clinical trials to evaluate the clinical utility of our product candidates, and laboratory development and expansion, and include salaries and benefits, including stock-based compensation, research-related facility and overhead costs, laboratory supplies, equipment and contract services. Research and development expenses also include costs of delivering products or services associated with contribution revenue. We expense all research and development costs as incurred.

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

The items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2021 remained materially consistent. For a description of those critical accounting policies, please refer to our Annual Report on Form 10-K filing for the year ended December 31, 2021.

Results of Operations for the Three Months Ended March 31, 2022 and 2021

	Three Months Ended March 31,
	2022	2021	Change
	(in thousands)
Revenue:
Product revenue	$3,844	$4,650	$(806)
Contribution revenue	3,390	2,306	1,084
Total revenue	7,234	6,956	278
Costs and expenses:
Cost of product revenue	6,205	5,790	415
Research and development	6,656	4,665	1,991
Selling, general and administrative	9,230	6,203	3,027
Total costs and expenses	22,091	16,658	5,433
Loss from operations	(14,857)	(9,702)	(5,155)
Other income (expense):
Interest income	3	6	(3)
Interest expense	(1,650)	(1,013)	(637)
Other income, net	9	49	(40)
Total other expense	(1,638)	(958)	(680)
Net loss	$(16,495)	$(10,660)	$(5,835)

Product revenue

Product revenue was $3.8 million for the three months ended March 31, 2022 compared to $4.6 million for the three months ended March 31, 2021, a decrease of $0.8 million, which was driven by lower consumables sales of $1.0 million mostly due to a decrease in sales of T2SARS-CoV-2, offset by higher T2Dx sales of $0.2 million.

Contribution revenue

Contribution revenue relates to our BARDA agreement and was $3.4 million for the three months ended March 31, 2022, compared to $2.3 million for the three months ended March 31, 2021. The increase of $1.1 million was due to increased contract activity.

Cost of product revenue

Cost of product revenue was $6.2 million for the three months ended March 31, 2022, compared to $5.8 million for the three months ended March 31, 2021, an increase of $0.4 million. The increase in cost was driven by a $1.2 million increase related to a higher number of instrument sales, offset by a decrease in $0.5 million related to consumables, a $0.2 million decrease due to lower cycle count costs and $0.1 million in reduced royalties.

Research and development expenses

Research and development expenses were $6.7 million for the three months ended March 31, 2022, compared to $4.7 million for the three months ended March 31, 2021, an increase of $2.0 million. The increase was driven by an increase of $0.7 million in payroll expenses due to increased headcount, a $0.5 million increase in consulting expenses, a $0.4 million increase in lab expenses, a $0.3 million increase in clinical-related expenses, and a $0.1 million increase in project expenses.

Selling, general and administrative expenses

Selling, general and administrative expenses were $9.2 million for the three months ended March 31, 2022, compared to $6.2 million for the three months ended March 31, 2021, an increase of $3.0 million. The increase was driven by a $2.1 million increase in payroll expenses due to increased headcount, a $0.5 million increase in consulting expenses, a $0.2 million increase in marketing expenses, and a $0.2 million increase in travel expenses.

Interest income

Interest income was immaterial for the three months ended March 31, 2022 and 2021.

Interest expense

Interest expense was $1.6 million for the three months ended March 31, 2022, compared to $1.0 million for the three months ended March 31, 2021, an increase of $0.6 million. Interest expense increased primarily due to the amortization of the debt discount associated with the CRG Term Loan Agreement.

Other income, net

Other income, net, was immaterial for the three months ended March 31, 2022 and 2021.

Liquidity and Capital Resources

We have incurred losses and cumulative negative cash flows from operations since our inception, and as of March 31, 2022 and December 31, 2021 we had an accumulated deficit of $488.7 million and $472.2 million, respectively. Having obtained clearance from the FDA and a CE mark in Europe to market the T2Dx Instrument, T2Candida Panel, and T2Bacteria Panel, we have incurred significant commercialization expenses related to product sales, marketing, manufacturing and distribution. We may seek to continue to fund our operations through public equity or private equity or debt financings, as well as other sources. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements if and when needed would have a negative impact on our business, results of operations and financial condition and our ability to develop and commercialize T2Dx, T2Candida, T2Bacteria, T2SARS-CoV-2 and other product candidates.

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

Equity Distribution Agreement

On March 31, 2021, we entered into a Sales Agreement with Canaccord (“New Sales Agreement”), as agent, pursuant to which we may offer and sell shares of common stock, for aggregate gross sale proceeds of up to $75.0 million from time to time from the effective date of the respective registration statement through Canaccord. In the second quarter of 2021, we had sold 16,809,424 shares of common stock for net proceeds of $20.0 million. During the three months ended March 31, 2022, the Company sold 3,549,360 shares for net proceeds of $1.4 million under the New Sales Agreement. We sold no shares under the New Sales Agreement during the three months ended March 31, 2021.

We agreed to pay Canaccord for its services of acting as agent 3% of the gross proceeds from the sale of the shares pursuant to the New Sales Agreement. Legal and accounting fees are reclassified to share capital upon issuance of shares under the New Sales Agreements.

Plan of operations and future funding requirements

As of March 31, 2022 and December 31, 2021 we had unrestricted cash and cash equivalents of approximately $9.4 million and $22.2 million, respectively. We also have marketable securities of $10.0 million, which are held in U.S. treasury securities. Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, costs related to our products, clinical trials, laboratory and related supplies, supplies and materials used in manufacturing, legal and other regulatory expenses and general overhead costs.

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

The COVID-19 pandemic has impacted and may continue to impact our operations. We have established protocols for continued manufacturing, distribution and servicing of our products with safe social distancing and personal protective equipment measures and for remote work for employees not essential to on-site operations. To date these measures have been mostly successful but may not continue to function should the pandemic escalate and further impact our personnel. In 2020, our hospital customers restricted our sales team’s access to their facilities and as a result, we had significantly reduced our commercial and general and administrative staffing levels at the beginning of the COVID-19 pandemic to reduce expenses. We have since hired sales and marketing personnel. Although we did not see any material impact to accounts receivable during the three months ended March 31, 2022, our exposure may increase if our customers continue to be adversely affected by the COVID-19 pandemic, including as a result of the spread of variants of the virus. Customers may reduce their purchases of products, depending on their needs and cash flow, which could negatively impact revenue. Our customers may cease to comply with the terms of our sales agreements and this may impact our ability to recognize revenue and hinder receivables collections. We have a significant development contract with BARDA and should BARDA reduce, cancel or not grant additional milestone projects, our ability to continue our future product development may be impacted. Our shipping carrier’s ability to deliver our products to customers may be disrupted. We have reviewed our suppliers and quantities of key materials and believe we have sufficient stocks and alternate sources of critical materials should our supply chains become disrupted, although raw materials and plastics for the manufacturing of reagents and consumables are in high demand, and interruptions in supply are difficult to predict.

Going Concern

We believe that our cash, cash equivalents, marketable securities and restricted cash of $20.5 million at March 31, 2022 will not be sufficient to fund our current operating plan at least a year from issuance of these financial statements. Absent any reductions in current operating expenses, the Company believes it will require additional financing during the third quarter of 2022. Certain elements of our operating plan cannot be considered probable.

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

On November 5, 2021, we received a letter from The Nasdaq Stock Market LLC (“Nasdaq”) indicating that, for the last thirty consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued listing on the Nasdaq Global Market under Nasdaq Listing Rule 5450(a)(1). Under Nasdaq rules, we have 180 days (May 4, 2022) to regain compliance by increasing the stock price to over $1.00. On May 5, 2022, we received a letter from Nasdaq informing us that our shares of common stock have failed to comply with the $1.00 minimum bid price required for continued listing and, as a result, our shares are subject to delisting. The letter further stated that we may appeal the Nasdaq Staff delisting determination to a Nasdaq listing qualifications hearings panel (the “Panel”).

We have filed an appeal and hearing request to the Nasdaq Staff’s determination which will stay the delisting of our shares of common stock from Nasdaq pending the Panel’s decision. The Nasdaq Staff has informed us that the delisting action has been stayed, pending a final written decision by the Panel, and the hearing date has been set for June 2, 2022. There can be no assurance that the Panel will grant our request for continued listing; however, we intend to present a plan to regain compliance to the Panel that includes a discussion of the events that we believe will enable us to regain compliance in this timeframe and a commitment to effect a reverse stock split, if necessary.

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

Cash flows

The following is a summary of cash flows for each of the periods set forth below:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Net cash provided by (used in):
Operating activities	$(14,441)	$(8,708)
Investing activities	(29)	2,553
Financing activities	1,202	53
Net decrease in cash, cash equivalents and restricted cash	$(13,268)	$(6,102)

Net cash used in operating activities

Net cash used in operating activities was approximately $14.5 million for the three months ended March 31, 2022, and consisted of a net loss of $16.5 million adjusted for non-cash items including stock-based compensation expense of $2.6 million, non-cash interest expense of $0.5 million, non-cash lease expense of $0.3 million, and depreciation and amortization expense of $0.3 million. The net change in operating assets and liabilities was primarily driven by a decrease in accounts receivable of $0.8 million, an increase in prepaid expenses and other assets of $1.5 million due to timing of payments, an increase in inventory of $1.5 million due to bulk materials purchases for favorable pricing, an increase in accounts payable of $0.6 million due to increased spend on inventory and lab supplies, an increase in accrued expenses of $0.5 million due to increased employee costs, a decrease in deferred revenue of $0.2 million, and a decrease in operating lease liabilities of $0.3 million.

Net cash used in operating activities was approximately $8.7 million for the three months ended March 31, 2021, and consisted of a net loss of $10.7 million adjusted for non-cash items including stock-based compensation expense of $1.3 million, non-cash interest expense of $0.9 million, non-cash lease expense of $0.4 million, depreciation and amortization expense of $0.4 million, a change in fair value of the derivative of $0.8 million, and a net change in operating assets and liabilities of $0.3 million. The net change in operating assets and liabilities was primarily driven by a decrease in operating lease liabilities of $0.7 million, a decrease in accrued expenses of $1.0 million primarily from bonus and commission payments as well as payments under an employment agreement with a former executive officer, and an increase of $1.4 million in inventory to support the 2021 build plan, partially offset by an increase in accounts payable of $1.8 million due to timing of payments and increased spend related to T2SARS-CoV-2 and a decrease in accounts receivable of $1.1 million primarily due to the timing of instrument and consumable sales shipped near quarter end.

Net cash provided by (used in) investing activities

Net cash used in investing activities was immaterial for the three months ended March 31, 2022.

Net cash provided by investing activities was approximately $2.6 million for the three months ended March 31, 2021, and primarily consisted of proceeds from maturities of marketable securities of $2.8 million, partially offset by equipment purchases of $0.2 million.

Net cash provided by financing activities

Net cash provided by financing activities was approximately $1.2 million for the three months ended March 31, 2022, and consisted primarily of proceeds from sales of our common stock under the Sales Agreement, net of issuance costs, of $1.4 million, offset by payment of employee restricted stock tax withholdings of $0.2 million.

Net cash provided by financing activities was approximately $0.1 million for the three months ended March 31, 2021, and consisted of stock option exercises.

Borrowing Arrangements

Term Loan Agreement

In December 2016, we entered into a Term Loan Agreement with CRG. We borrowed $40.0 million pursuant to the Term Loan Agreement. Interest on the amounts borrowed under the Term Loan Agreement accrues at an annual fixed rate of (a) prior to the Approval Milestone, 12.50%, 4.0% of which may be deferred during the interest-only period by adding such amount to the aggregate principal loan amount and (b) following the Approval Milestone, 11.50%, 3.5% of which may be deferred during the interest-only period by adding such amount to the aggregate principal loan amount. In addition, if we achieve certain financial performance metrics, the loan will convert to interest-only until the maturity date, at which time all unpaid principal and accrued unpaid interest will be due and payable. We are required to pay CRG a financing fee based on the loan principal amount drawn. We are also required to pay a final payment fee of 8%, subsequently amended to 10%, of the principal outstanding upon repayment. We are accruing the final payment fee as interest expense and it is included as a non-current liability at March 31, 2022 and December 31, 2021 on the balance sheet.

The Term Loan Agreement with CRG is classified as a non-current liability at March 31, 2022 and December 31, 2021 as we have sufficient cash, cash equivalents and marketable securities as of the date of this filing that the minimum liquidity covenant would not be triggered. We have assessed the classification of the note payable as non-current based on facts and circumstances as of the date of this filing, specifically as it relates to achieving the minimum liquidity and revenue covenants. In June 2021, we achieved the twenty-four month revenue covenant for the period beginning January 1, 2020 and have no derivative liability. Management continues to reassess at each balance sheet and filing date based on facts and circumstances and can provide no assurances regarding the probability of meeting its minimum liquidity covenant in future periods.

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

In February 2022, the Term Loan Agreement was amended to extend the interest-only payment period through December 30, 2023, and to extend the initial principal repayment to December 30, 2023. We did not pay or provide any consideration in exchange for this amendment. As the effective borrowing rate under the amended agreement is less than the effective borrowing rate under the previous agreement, a concession is deemed to have been granted under ASC 470-60. As a concession has been granted, the agreement was accounted for as a troubled debt restructuring under ASC 470-60. The amendment did not result in a gain on restructuring as the future undiscounted cash outflows required under the amended agreement exceed the carrying value of the debt immediately prior to the amendment.

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

Contractual Obligations and Commitments

There were no other material changes to our contractual obligations and commitments from those described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Annual Report on Form 10-K for the year ended December 31, 2021.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

          Management of the Company, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of March 31, 2022. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.

         Based on the evaluation of our disclosure controls and procedures as of March 31, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021. Aside from the risk factors below, there have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

Our failure to meet the continued listing requirements of The Nasdaq Global Market could result in a delisting of our common stock.

If we fail to satisfy the continued listing requirements of The Nasdaq Global Market, such as the minimum closing bid price requirement, Nasdaq may take steps to delist our common stock. Under Nasdaq rules, the closing bid price for our common stock must remain at or above $1.00 per share to comply with Nasdaq’s minimum bid requirement for continued listing.

On November 5, 2021, we received a letter from The Nasdaq Stock Market LLC (“Nasdaq”) indicating that, for the last thirty consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued listing on The Nasdaq Global Market. We were provided an initial period of 180 calendar days, or until May 4, 2022, to regain compliance. On May 5, 2022 we received a letter from Nasdaq informing us that our shares have failed to comply with the $1.00 minimum bid price required for continued listing on The Nasdaq Global Market and, as a result, our shares are subject to delisting.  We filed an appeal and hearing request with Nasdaq, which has stayed the delisting of our common stock from The Nasdaq Global Market pending a Nasdaq listing qualifications hearings panel’s (the “Panel”) decision. The hearing date has been set for June 2, 2022. There can be no assurance that the Panel will grant our request for continued listing; however, we intend to present a plan to regain compliance to the Panel that includes a discussion of the events that we believe will enable us regain compliance in this timeframe and a commitment to effect a reverse stock split, if necessary.

The delisting of our common stock from Nasdaq may make it more difficult for us to raise capital on favorable terms in the future. Such a delisting would likely have a negative effect on the price of our common stock and would impair your ability to sell or purchase our common stock when you wish to do so. Further, if we were to be delisted from Nasdaq, our common stock would cease to be recognized as covered securities and we would be subject to regulation in each state in which we offer our securities. Moreover, there is no assurance that any actions that we take to restore our compliance with the minimum bid price requirement would stabilize the market price or improve the liquidity of our common stock, prevent our common stock from falling below the minimum bid price required for continued listing again, or prevent future non-compliance with Nasdaq’s listing requirements.

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

In addition, our agreements with our third party suppliers are non-exclusive. Our suppliers may dedicate more resources to other companies. We may in the future experience shortages and price fluctuations of certain key components and raw materials required in the manufacturing of our products, and the predictability of the availability and pricing of these components and raw materials may be limited. Current or future supply chain interruptions that could be exacerbated by global political tensions, such as the situation in Ukraine, or the COVID-19 pandemic and government responses could negatively impact our ability to acquire such key components or materials. Component and raw material shortages or pricing fluctuations could be material in the future. In the event of a component or raw material shortage, supply interruption or material pricing change from suppliers of these components or raw materials, we may not be able to develop alternate sources in a timely manner or at all in the case of sole or limited sources.

Developing alternate sources of supply for these components or raw materials may be time consuming, difficult, and costly and we may not be able to source these components or raw materials on terms that are acceptable to us, or at all, which may undermine our ability to meet our requirements or to fill user orders in a timely manner. Any interruption or delay in the supply of any of these parts or components, or the inability to obtain these components or raw materials from alternate sources at acceptable prices and within a reasonable amount of time, would adversely affect our ability to meet scheduled product deliveries to users. This could adversely affect our relationships with our users and could cause delays in our ability to expand our operations. Even where we are able to pass increased component or raw material costs along to our users, there may be a lapse of time before we are able to do so such that we must absorb the increased cost initially. If we are unable to buy these components or raw materials in quantities sufficient to meet our requirements on a timely basis, we will not be able to have sufficient ability to meet user demand, which may have a negative impact on our operations and financial results.

We have identified conditions and events that raise substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

Our cash, cash equivalents, marketable securities and restricted cash at December 31, 2021 was $33.8 million, which will not be sufficient to fund our current operating plan at least a year from issuance of these financial statements. Absent any reductions in current operating expenses, the Company believes it will require additional financing during the third quarter of 2022. While we plan to raise capital there can be no assurance that any financing by us can be realized, or if realized, what the terms of any such financing may be, or that any amount that we are able to raise will be adequate.

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

On November 5, 2021, we received a letter from The Nasdaq Stock Market LLC (“Nasdaq”) indicating that, for the last thirty consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued listing on The Nasdaq Global Market. We were provided an initial period of 180 calendar days, or until May 4, 2022, to regain compliance. On May 5, 2022 we received a letter from Nasdaq informing us that our shares have failed to comply with the $1.00 minimum bid price required for continued listing on The Nasdaq Global Market and, as a result, our shares are subject to delisting.  We filed an appeal and hearing request with Nasdaq, which has stayed the delisting of our common stock from The Nasdaq Global Market pending a Nasdaq listing qualifications hearings panel’s (the “Panel”) decision. The hearing date has been set for June 2, 2022. There can be no assurance that the Panel will grant our request for continued listing; however, we intend to present a plan to regain compliance to the Panel that includes a discussion of the events that we believe will enable us regain compliance in this timeframe and a commitment to effect a reverse stock split, if necessary.

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

In addition, the EU regulatory landscape concerning medical devices is evolving and a new regulation governing in vitro diagnostic medical devices will become applicable on May 26, 2022 (See – International Regulation - Regulation of Medical Devices in the European Union) and these modifications may have an effect on the way we conduct our business in the EU and the EEA.  The EU IVDR will fully apply on May 26, 2022 but to prevent disruption in the supply of in vitro diagnostic medical devices there will be a tiered system extending the grace period for many devices (depending on their risk classification) before they have to be fully compliant with the regulation.  If any of our devices are not classified correctly, or if we cannot comply with the IVDR by the applicable deadline, our business could be adversely affected.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On November 5, 2021, we received a letter from The Nasdaq Stock Market LLC (“Nasdaq”) indicating that, for the last thirty consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued listing on The Nasdaq Global Market. We were provided an initial period of 180 calendar days, or until May 4, 2022, to regain compliance. On May 5, 2022 we received a letter from Nasdaq informing us that our shares have failed to comply with the $1.00 minimum bid price required for continued listing on The Nasdaq Global Market and, as a result, our shares are subject to delisting.  We filed an appeal and hearing request with Nasdaq, which has stayed the delisting of our common stock from The Nasdaq Global Market pending a Nasdaq listing qualifications hearings panel’s (the “Panel”) decision. The hearing date has been set for June 2, 2022. There can be no assurance that the Panel will grant our request for continued listing; however, we intend to present a plan to regain compliance to the Panel that includes a discussion of the events that we believes will enable us regain compliance in this timeframe and a commitment to effect a reverse stock split, if necessary.

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

10.1*

Amendment No. 7 to Term Loan Agreement, dated February 15, 2022 between T2 Biosystems, Inc. and CRG Servicing LLC (incorporated by reference to Exhibit 10.60 of the Company’s Form 10-K (File No. 001-36571) filed on March 23, 2022)

10.2*

Amendment of Solicitation/Modification of Contract, dated as of March 31, 2022 by and between the Company and Biomedical Advanced Research and Development Authority of the U.S. Department of Health and Human Services

10.3*

Amendment of Solicitation/Modification of Contract, dated as of April 22, 2022 by and between the Company and Biomedical Advanced Research and Development Authority of the U.S. Department of Health and Human Services

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

T2 BIOSYSTEMS, INC.

Date: May 12, 2022	By:	/s/ JOHN SPERZEL
John Sperzel
President, Chief Executive Officer and Chairman of the Board
(principal executive officer)

Date: May 12, 2022	By:	/s/ JOHN M. SPRAGUE
John M. Sprague
Chief Financial Officer
(principal financial and accounting officer)