Form 10-Q
period 2022-06-30
T2 Biosystems, Inc.
filed 2022-08-16
CIK 1492674

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-36571

T2 Biosystems, Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-4827488
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

101 Hartwell Avenue Lexington, Massachusetts	02421
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (781) 761-4646

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001	TTOO	The Nasdaq Capital Market

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

As of August 11, 2022, the registrant had 352,542,728 shares of common stock outstanding.

T2 BIOSYSTEMS, INC.

i

PART I.

FINANCIAL INFORMATION

Item 1. Financial Statements

T2 BIOSYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$13,212	$22,245
Marketable securities	—	9,996
Accounts receivable	2,721	5,134
Inventories	5,673	3,909
Prepaid expenses and other current assets	3,096	3,110
Total current assets	24,702	44,394
Property and equipment, net	4,447	4,675
Operating lease right-of-use assets	9,169	9,766
Restricted cash	1,131	1,551
Other assets	156	153
Total assets	$39,605	$60,539
Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$5,231	$2,832
Accrued expenses and other current liabilities	7,819	8,338
Deferred revenue	142	518
Total current liabilities	13,192	11,688
Notes payable	48,712	47,790
Operating lease liabilities, net of current portion	8,748	9,359
Deferred revenue, net of current portion	88	28
Derivative liability	1,675	—
Other liabilities	4,709	4,577
Commitments and contingencies (see Note 13)
Stockholders’ deficit
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding at June 30, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value; 400,000,000 shares authorized; 198,451,428 and 166,400,892 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	198	166
Additional paid-in capital	469,028	459,151
Accumulated other comprehensive loss	—	(4)
Accumulated deficit	(506,745)	(472,216)
Total stockholders’ deficit	(37,519)	(12,903)
Total liabilities and stockholders’ deficit	$39,605	$60,539

See accompanying notes to condensed consolidated financial statements.

T2 BIOSYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue:
Product revenue	$2,559	$3,678	$6,403	$8,328
Contribution revenue	3,352	3,016	6,742	5,322
Total revenue	5,911	6,694	13,145	13,650
Costs and expenses:
Cost of product revenue	5,081	4,831	11,286	10,621
Research and development	8,025	5,399	14,681	10,064
Selling, general and administrative	7,824	7,244	17,054	13,447
Total costs and expenses	20,930	17,474	43,021	34,132
Loss from operations	(15,019)	(10,780)	(29,876)	(20,482)
Other income (expense):
Interest income	2	6	5	12
Change in fair value of derivative instrument	(1,675)	181	(1,675)	1,010
Interest expense	(1,346)	(1,881)	(2,996)	(3,723)
Other income, net	4	(1)	13	48
Total other expense	(3,015)	(1,695)	(4,653)	(2,653)
Net loss	$(18,034)	$(12,475)	$(34,529)	$(23,135)
Net loss per share — basic and diluted	$(0.10)	$(0.08)	$(0.20)	$(0.15)
Weighted-average number of common shares used in computing net loss per share — basic and diluted	176,788,170	154,885,039	173,340,822	151,576,606

Other comprehensive loss:
Net loss	$(18,034)	$(12,475)	$(34,529)	$(23,135)
Net unrealized gain on marketable securities arising during the period	9	—	2	9
Net realized (gain) loss on marketable securities included in net loss	2	(12)	2	(14)
Total other comprehensive (loss) income, net of taxes	11	(12)	4	(5)
Comprehensive loss	$(18,023)	$(12,487)	$(34,525)	$(23,140)

See accompanying notes to condensed consolidated financial statements.

T2 BIOSYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share data)

(Unaudited)

	Common		Additional		Accumulated Other	Total
	Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity (Deficit)
Balance at December 31, 2020	148,078,974	$148	$431,544	$(422,975)	$9	$8,726
Stock-based compensation expense	—	—	1,308	—	—	1,308
Issuance of common stock from vesting of restricted stock and exercise of stock options	412,699	—	53	—	—	53
Unrealized gain on marketable securities	—	—	—	—	7	7
Net loss	—	—	—	(10,660)	—	(10,660)
Balance at March 31, 2021	148,491,673	$148	$432,905	$(433,635)	$16	$(566)
Stock-based compensation expense	—	—	1,843	—	—	1,843
Issuance of common stock from vesting of restricted stock, exercise of stock options and employee stock purchase plan	462,679	—	251	—	—	251
Issuance of common stock from secondary public offering, net	16,809,424	17	19,951	—	—	19,968
Unrealized loss on marketable securities		—	—	—	(12)	(12)
Net loss	—	—	—	(12,475)	—	(12,475)
Balance at June 30, 2021	165,763,776	$165	$454,950	$(446,110)	$4	$9,009

	Common		Additional		Accumulated Other	Total
	Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity (Deficit)
Balance at December 31, 2021	166,400,892	$166	$459,151	$(472,216)	$(4)	$(12,903)
Stock-based compensation expense	—	—	2,552	—	—	2,552
Issuance of common stock from vesting of restricted stock	2,002,048	2	(2)	—	—	—
Surrender of shares due to tax withholding	(539,360)	(1)	(229)	—	—	(230)
Issuance of common stock from secondary offering, net	3,549,360	4	1,428	—	—	1,432
Unrealized loss on marketable securities	—	—	—	—	(7)	(7)
Net loss	—	—	—	(16,495)	—	(16,495)
Balance at March 31, 2022	171,412,940	$171	$462,900	$(488,711)	$(11)	$(25,651)
Stock-based compensation expense	—	—	1,534	—	—	1,534
Issuance of common stock from vesting of restricted stock, exercise of stock options and employee stock purchase plan	1,170,132	1	138	—	—	139
Surrender of shares due to tax withholding	—	—	(12)	—	—	(12)
Issuance of common stock from secondary offering, net	25,868,356	26	4,468	—	—	4,494
Unrealized gain on marketable securities	—	—	—	—	11	11
Net loss				(18,034)	—	(18,034)
Balance at June 30, 2022	198,451,428	$198	$469,028	$(506,745)	$—	$(37,519)

See accompanying notes to condensed consolidated financial statements.

T2 BIOSYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities
Net loss	$(34,529)	$(23,135)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	532	696
Amortization of bond premium	—	76
Amortization of operating lease right-of-use assets	597	702
Stock-based compensation expense	4,086	3,151
Change in fair value of derivative instrument	1,675	(1,010)
(Gain) loss on sales of marketable securities	2	(14)
Non-cash interest expense	1,054	1,849
Changes in operating assets and liabilities:
Accounts receivable	2,413	1,120
Prepaid expenses and other assets	711	410
Inventories	(1,882)	(1,813)
Accounts payable	2,392	823
Accrued expenses and other liabilities	(563)	(573)
Deferred revenue	(316)	(70)
Operating lease liabilities	(569)	(1,517)
Net cash used in operating activities	(24,397)	(19,305)
Cash flows from investing activities
Proceeds from maturities of marketable securities	—	15,251
Proceeds from sales of marketable securities	9,998	—
Purchases and manufacture of property and equipment	(177)	(303)
Net cash provided by investing activities	9,821	14,948
Cash flows from financing activities
Payment of employee restricted stock tax withholdings	(242)	—
Proceeds from issuance of shares from employee stock purchase plan and stock option exercises	139	304
Proceeds from issuance of common stock in public offerings, net of offering costs	5,226	19,968
Net cash provided by financing activities	5,123	20,272
Net change in cash, cash equivalents and restricted cash	(9,453)	15,915
Cash, cash equivalents and restricted cash at beginning of period	23,796	17,344
Cash, cash equivalents and restricted cash at end of period	$14,343	$33,259
Supplemental disclosures of cash flow information
Cash paid for interest	$1,936	$2,815
Supplemental disclosures of noncash activities
Transfer of T2 owned instruments and components (from) to inventory	$(118)	$(665)
Purchases of property and equipment included in accounts payable and accrued expenses	$60	$55

	June 30, 2022	June 30, 2021
Reconciliation of cash, cash equivalents and restricted cash at end of period
Cash and cash equivalents	$13,212	$32,708
Restricted cash	1,131	551
Total cash, cash equivalents and restricted cash	$14,343	$33,259

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

Liquidity and Going Concern

At June 30, 2022, the Company had cash, cash equivalents, and restricted cash of $14.3 million, an accumulated deficit of $506.7 million, stockholders’ deficit of $37.5 million. The Company has historically experienced cash outflows from operating activities. The future success of the Company is dependent on its ability to successfully commercialize its products, obtain regulatory clearance for and successfully launch its future product candidates, obtain additional capital and ultimately attain profitable operations. Historically, the Company has funded its operations primarily through proceeds from its August 2014 initial public offering, its December 2015 public offering, its September 2016 private investment in public equity (“PIPE”) financing, its September 2017 public offering, its June 2018 public offering, its July 2019 establishment of an Equity Distribution Agreement and Equity Purchase Agreement (Note 7), its March 2021 establishment of an Equity Distribution Agreement (Note 7), private placements of redeemable convertible preferred stock as well as borrowings from debt financing arrangements.

The Company is subject to a number of risks similar to other early commercial stage life science companies, including, but not limited to commercially launching the Company’s products, development and market acceptance of the Company’s product candidates, development by its competitors of new technological innovations, protection of proprietary technology, and raising additional capital.

The COVID-19 pandemic has impacted and may continue to impact the Company’s operations. The Company has established protocols for continued manufacturing, distribution and servicing of its products with safe social distancing and personal protective equipment measures and for remote work for certain employees not essential to on-site operations. To date these measures have been mostly successful but may not continue to function should the pandemic escalate and impact personnel. In 2020, the Company’s hospital customers restricted the sales team’s access to their facilities and as a result, the Company had significantly reduced sales and general and administrative staffing levels at the beginning of the COVID-19 pandemic to reduce expenses. The Company has since hired sales, marketing and medical and clinical affairs personnel. Although the Company did not see any material impact to accounts receivable during the three and six month period ended June 30, 2022, the Company’s exposure may increase if its customers continue to be adversely affected by the COVID-19 pandemic, including as a result of the spread of variants of the virus. Customers may reduce their purchases of products, depending on their needs and cash flow, which could negatively impact revenue. The Company has a significant development contract with the Biomedical Advanced Research and Development Authority (“BARDA”) and should BARDA reduce, cancel or not grant additional milestone projects, the Company’s ability to continue its future product development may be impacted. The ability of the Company’s shipping carriers to deliver products to customers may be disrupted. The Company has reviewed its suppliers and quantities of key materials and believes that it has sufficient stocks and alternate sources of critical materials including personal protective equipment should the supply chains become disrupted, although raw materials and plastics for the manufacturing of reagents and consumables are in high demand, and interruptions in supply are difficult to predict. As further described in Note 5, at the onset of the pandemic, the Company believed the pandemic’s impact on its sales would affect the recoverability of the value of T2-owned instruments and components.

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

The Company believes that its cash, cash equivalents, and restricted cash of $14.3 million at June 30, 2022 will not be sufficient to fund its current operating plan at least one year from issuance of these financial statements, as certain elements of our operating plan cannot be considered probable. Absent any reductions in current operating expenses, the Company believes it will require additional financing during the first quarter of 2023. Under ASC 205-40, the future receipt of potential funding from Co-Development partners and other resources cannot be considered probable at this time because none of the plans are entirely within the Company’s control.

The Term Loan Agreement with CRG Servicing LLC (“CRG”) (Note 6) has a minimum liquidity covenant which requires the Company to maintain a minimum cash balance of $5.0 million. There can be no assurances that it will continue to be in compliance with the cash covenant in future periods without additional funding. In February 2022, CRG amended the Term Loan Agreement, extending the interest only period and maturity to December 30, 2023.

The Company’s stock has been trading under $1.00 since September 27, 2021. On November 5, 2021, the Company received a letter from The Nasdaq Stock Market LLC (“Nasdaq”) indicating that the Company was not in compliance with the requirement of Nasdaq Listing Rule 5450(a)(1) for continued listing on the Nasdaq Global Market as a result of the closing bid price of the Company’s common stock being below $1.00 per share (the “Bid Price Rule”) for thirty consecutive business days. Under the Nasdaq rules, the Company had 180 days (or until May 4, 2022) to regain compliance by maintaining a minimum closing bid price of 1.00.per share of the Company’s common stock for at least ten consecutive trading days during such compliance period. On May 5, 2022, the Company received a letter from Nasdaq informing the Company that its shares of common stock have failed to comply with the Bid Price Rule for continued listing and, as a result, the Company’s shares are subject to delisting. The letter further stated that the Company may appeal the Nasdaq Staff delisting determination to a Nasdaq listing qualifications hearings panel (the “Panel”).

The Company filed an appeal and hearing request to the Nasdaq Staff’s determination to stay the delisting of the Company’s shares of common stock from Nasdaq pending the Panel’s decision. The Nasdaq Staff informed the Company that the delisting action had been stayed, pending a final written decision by the Panel, and the hearing date had been set for June 2, 2022.

On June 9, 2022, the Company received a letter from the Nasdaq notifying the Company that the Nasdaq had granted the Company’s request to be transferred to The Nasdaq Capital Market, effective at the open of trading on June 13, 2022, and the Company’s request for an exception to the Bid Price Rule until November 1, 2022. If the Company does not regain compliance during the extension, the Nasdaq will provide written notification to the Company that its common stock will be delisted. At that time, the Company may appeal the relevant delisting determination.

On July 22, 2022, the Company received a letter from the Nasdaq indicating that, for the last thirty-five consecutive business days, the Market Value of Listed Securities, as defined by Nasdaq (“MVLS”) had been below the $35 million minimum requirement for continued listing on The Nasdaq Capital Market under Nasdaq Listing Rule 5550(b)(2).  In accordance with Nasdaq Listing Rule 5810(c)(3)(C), the Company has been provided an initial period of 180 calendar days, or until January 18, 2023, to regain compliance. The letter states that the Nasdaq staff will provide written notification that the Company has achieved compliance with

Rule 5550(b)(2) if at any time before January 18, 2023, the Company maintains its MVLS at $35 million or more for a minimum of ten consecutive business days. The Nasdaq Staff Deficiency Letter has no immediate effect on the listing or trading of the Company’s common stock.  If compliance is not achieved by January 18, 2023, the Company expects that Nasdaq would provide written notification to the Company that its securities are subject to delisting. The Company will continue to monitor its MVLS and consider its available options to regain compliance with the Nasdaq minimum MVLS requirements, which may include applying for an extension of the compliance period or appealing to a Nasdaq Hearings Panel.

These conditions raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year after the date that the financial statements are issued. Management's plans to alleviate the conditions that raise substantial doubt include raising additional funding, earning payments pursuant to the Company’s contract with BARDA, delaying certain research projects and capital expenditures and eliminating certain future operating expenses in order to fund operations at reduced levels for the Company to continue as a going concern for a period of 12 months from the date these unaudited condensed consolidated financial statements are issued. Management has concluded the likelihood that its plan to successfully obtain sufficient funding from one or more of these sources or adequately reduce expenditures, while reasonably possible, is less than probable. Accordingly, the Company has concluded that substantial doubt exists about the Company’s ability to continue as a going concern for a period of at least 12 months from the date of issuance of these financial statements. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of the uncertainties described above.

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

The accompanying interim condensed consolidated balance sheet as of June 30, 2022, the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2022 and 2021, the condensed consolidated statements of stockholders’ deficit for the six months ended June 30, 2022 and 2021, the condensed consolidated statements of cash flows for the six months ended June 30, 2022 and 2021 and the related financial data and other information disclosed in these notes are unaudited. The unaudited interim financial statements have been prepared on the same basis as the audited annual financial statements, and, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of June 30, 2022, and the results of its operations for the three and six months ended June 30, 2022 and 2021 and its cash flows for the six months ended June 30, 2022 and 2021. The results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022, any other interim periods, or any future year or period.

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

Geographic Information

The Company sells its products domestically and internationally. Total international sales were approximately $1.0 million or 17% of total revenue and $0.5 million or 8% of total revenue for the three months ended June 30, 2022 and 2021, respectively. Total international sales were approximately $2.0 million or 15% of total revenue and $1.0 million or 7% of total revenue for the six months ended June 30, 2022 and 2021, respectively.

For the three and six months ended June 30, 2022 and 2021, no international customer represented greater than 10% of total revenue.

The following table shows customers that represent greater than 10% of revenue for the period presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Customer A	57%	45%	51%	39%
Customer B	—%	12%	—%	16%

As of June 30, 2022 and December 31, 2021, the Company had outstanding receivables of $0.8 million and $0.6 million, respectively, from customers located outside of the U.S.

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

Marketable Securities

The Company’s marketable securities consist of U.S. treasury securities, which are classified as available-for-sale and included in current assets. Available-for-sale debt securities are carried at fair value with unrealized gains and losses reported as a component of stockholders’ deficit in accumulated other comprehensive (loss) income. Realized gains and losses, if any, are included in other income (expense) in the condensed consolidated statements of operations.

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

The Company had no marketable securities at June 30, 2022. The following table summarizes the Company’s marketable securities at December 31, 2021 (in thousands):

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasury securities	10,000	—	(4)	9,996
Total	$10,000	$—	$(4)	$9,996

The following table summarizes the maturities of the Company’s marketable securities at December 31, 2021 (in thousands):

	December 31, 2021
	Amortized Cost	Fair Value
Due in less than 1 year	$10,000	$9,996
Due in 1-2 years	—	—
Total	$10,000	$9,996

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

As of June 30, 2022 and December 31, 2021, the Company had not experienced any material losses related to these indemnification obligations, and no material claims with respect thereto were outstanding. The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related reserves were established.

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

Disaggregation of Revenue

The Company disaggregates revenue from contracts with customers by type of products and services, as it best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. The following table disaggregates our revenue by major source (in thousands):

	Three Months Ended, June 30,		Six Months Ended, June 30,
	2022	2021	2022	2021
Product revenue
Instruments	$838	$480	$1,714	$905
Consumables	1,670	3,179	4,620	7,385
Instrument rentals	51	19	69	38
Total product revenue	2,559	3,678	6,403	8,328
Contribution revenue	3,352	3,016	6,742	5,322
Total revenue	$5,911	$6,694	$13,145	$13,650

Remaining Performance Obligations

Under ASC 606, the Company is required to disclose the aggregate amount of the transaction price that is allocated to unsatisfied or partially satisfied performance obligations as of June 30, 2022. However, the guidance provides certain practical expedients that limit this requirement, and therefore, the Company has elected to not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less. The nature of the excluded unsatisfied performance obligations pursuant to the practical expedient include consumable shipments, service contracts, warranties and installation services that will be performed within one year. The amount of the transaction price that is allocated to unsatisfied or partially satisfied performance obligations, that has not yet been recognized as revenue and that does not meet the elected practical expedient is $0.1 million as of June 30, 2022. The Company expects to recognize 44% of this amount as revenue within one year and the remainder within two years.

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

Contract Assets and Liabilities

The Company did not record any contract assets at June 30, 2022 and December 31, 2021.

The Company’s contract liabilities consist of upfront payments for research and development contracts and maintenance services on instrument sales. Contract liabilities are classified in deferred revenue as current or noncurrent based on the timing of when revenue is expected to be recognized. Contract liabilities were $0.2 million and $0.5 million at June 30, 2022 and December 31, 2021, respectively. Revenue recognized during the six months ended June 30, 2022 relating to contract liabilities at December 31, 2021 was $0.4 million and related to straight-line revenue recognition associated with maintenance agreements.

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

 At June 30, 2022, capitalized costs to fulfill contracts of less than $0.1 million was included in prepaid and other current assets and less than $0.1 million was included in other non-current assets. At December 31, 2021, capitalized costs to fulfill contracts of $0.1 million was included in prepaid and other current assets and less than $0.1 million was included in other non-current assets.

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

Research and Development Costs

Costs incurred in the research and development of the Company’s product candidates are expensed as incurred. Research and development expenses consist of costs incurred in performing research and development activities, including activities associated with delivering products or services associated with contribution revenue, clinical trials to evaluate the clinical utility of our product candidates, and costs associated with the enhancements of developed products. These costs include salaries and benefits, stock compensation, research related facility and overhead costs, laboratory supplies, equipment, depreciation on T2Dx instruments used for research and development activities and contract services.

Selling, general and administrative expenses

Selling, general and administrative expenses consist primarily of costs for our sales and marketing, finance, legal, human resources, business development and general management functions, as well as professional services, such as legal, consulting and accounting services. Other selling, general and administrative expenses include commercial support activity, facility-related costs, fees and expenses associated with obtaining and maintaining patents, clinical and economic studies and publications, marketing expenses, and travel expenses. We expense the majority of selling, general and administrative expenses as incurred.

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

3. Fair Value Measurements

The Company measures the following financial assets at fair value on a recurring basis. There were no transfers between levels of the fair value hierarchy during any of the periods presented. The following tables set forth the Company’s financial assets and liabilities carried at fair value categorized using the lowest level of input applicable to each financial instrument as of June 30, 2022 and December 31, 2021 (in thousands):

	Balance at June 30, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Derivative liability	$1,675	$—	$—	$1,675
	$1,675	$—	$—	$1,675

	Balance at December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
US Treasury securities	9,996	9,996	—	—
	$9,996	$9,996	$—	$—

The Company’s cash equivalents and available-for-sale marketable securities were comprised of government securities. Securities are classified as cash equivalents when the original maturities are within 90 days of the purchase dates. The Company also maintains money market accounts classified as restricted cash for $1.1 million at June 30, 2022 and $1.6 million at December 31, 2021 (Note 4).

The Company has a single compound derivative related to its Term Loan Agreement with CRG (the “Term Loan Agreement”) (Note 6), which is required to be re-measured at fair value on a quarterly basis.

The fair value of the derivative at June 30, 2022 is $1.7 million and is classified as a non-current liability on the balance sheet at June 30, 2022 to match the classification of the related Term Loan Agreement (Note 6). As of December 31, 2021, the Company had no derivative liability.

The estimated fair value of the derivative at June 30, 2022 was determined using a probability-weighted discounted cash flow model that includes contingent interest payments under the following scenarios:

Probability
4% contingent interest beginning in 2022	50%

The following table provides a roll-forward of the fair value of the derivative liability (in thousands):

Balance at December 31, 2021	$—
Change in fair value of derivative liability	1,675
Balance at June 30, 2022	$1,675

4. Restricted Cash

The Company is required to maintain security deposits for its operating lease agreements for the duration of the lease agreements. At June 30, 2022, the Company had money market accounts for $1.1 million, which represented collateral as security deposits for its operating lease agreements for two facilities. At December 31, 2021, the Company had money market accounts for $1.6 million, which represented collateral as security deposits for its operating lease agreements for three facilities.

5. Supplemental Balance Sheet Information

Inventories

Inventories are stated at the lower of cost or net realizable value on a first-in, first-out basis and are comprised of the following (in thousands):

	June 30, 2022	December 31, 2021
Raw materials	$3,189	$1,591
Work-in-process	1,451	953
Finished goods	1,033	1,365
Total inventories, net	$5,673	$3,909

Property and Equipment

Property and equipment consist of the following (in thousands):

	June 30, 2022	December 31, 2021
Office and computer equipment	$749	$749
Software	783	783
Laboratory equipment	5,538	5,507
Furniture	197	197
Manufacturing equipment	1,445	1,445
Manufacturing tooling and molds	478	478
T2-owned instruments and components	6,786	6,668
Leasehold improvements	3,785	3,768
Construction in progress	625	512
	20,386	20,107
Less accumulated depreciation and amortization	(15,939)	(15,432)
Property and equipment, net	$4,447	$4,675

Construction in progress is primarily comprised of equipment that has not been placed in service. T2-owned instruments and components is comprised of raw materials and work-in-process inventory that are expected to be used or used to produce T2-owned instruments, based on the Company’s business model and forecast, and completed instruments that will be used for internal research and development, clinical studies or reagent rental agreements with customers. At June 30, 2022, there was $0.8 million of raw materials or work-in-process inventory in T2-owned instruments and components compared with $1.4 million at December 31, 2021. Completed T2-owned instruments are placed in service once installation procedures are completed and are depreciated over five years. Depreciation expense for T2-owned instruments placed at customer sites pursuant to reagent rental agreements is recorded as a component of cost of product revenue and was immaterial for the three months ended June 30, 2022 and 2021. Depreciation expense for T2-owned instruments placed at customer sites pursuant to reagent rental agreements is recorded as a component of cost of product revenue and was $0.1 million for the six months ended June 30, 2022 and 2021.

Depreciation expense for T2-owned instruments used for internal research and development and clinical studies is recorded as a component of research and development expense. Depreciation and amortization expense of $0.2 million and $0.3 million was charged to operations for the three months ended June 30, 2022 and 2021, respectively. Depreciation and amortization expense of $0.5 million and $0.7 million was charged to operations for the six months ended June 30, 2022 and 2021, respectively.

.

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	June 30, 2022	December 31, 2021
Accrued payroll and compensation	$3,309	$3,687
Accrued research and development expenses	1,116	1,250
Accrued professional services	558	384
Accrued interest	981	974
Operating lease liabilities	1,217	1,174
Other accrued expenses	638	869
Total accrued expenses and other current liabilities	$7,819	$8,338

6. Notes Payable

Future principal payments on the notes payable are as follows (in thousands):

	June 30, 2022	December 31, 2021
Term loan agreement including PIK interest, before unamortized discount and issuance costs	$51,530	$49,364
Less: unaccrued paid-in-kind interest	(2,603)	(1,287)
Less: unamortized discount and deferred issuance costs	(215)	(287)
Total notes payable	$48,712	$47,790

The Term Loan Agreement with CRG is classified as non-current June 30, 2022 and at December 31, 2021 as the Company has sufficient cash and cash equivalents such that the minimum liquidity covenant would not be triggered.

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

The Company has assessed the classification of the note payable as non-current based on facts and circumstances as of the date of this filing, specifically as it relates to achieving the minimum liquidity covenant. Management continues to reassess at each balance sheet and filing date based on facts and circumstances and can provide no assurances regarding the probability of meeting its minimum liquidity covenant in future periods.

Term Loan Agreement

In December 2016, the Company entered into a Term Loan Agreement (the “Term Loan Agreement”) with CRG. The Company initially borrowed $40.0 million pursuant to the Term Loan Agreement, which has a six-year term with four years of interest-only payments (through December 30, 2020), after which quarterly principal and interest payments will be due through the maturity date. Interest on the amounts borrowed under the Term Loan Agreement accrues at an annual fixed rate of 11.5%, 3.5% of which may be deferred during the interest-only period by adding such amount to the aggregate principal loan amount. In addition, if the Company achieves certain financial performance metrics, the loan will convert to interest-only until the maturity date, at which time all unpaid principal and accrued unpaid interest will be due and payable. The Company is required to pay CRG a financing fee based on the loan principal amount drawn. The Company is also required to pay a final payment fee of 8.0%, subsequently amended to 10%, of the principal outstanding upon repayment. The Company is accruing the final payment fee as interest expense and it is included as a non-current liability at June 30, 2022 and December 31, 2021 to conform to the classification of the associated debt in those periods.

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

In January 2021, the Term Loan Agreement was amended to extend the interest-only payment period until the December 30, 2022 maturity, to extend the initial principal repayment until the December 30, 2022 maturity, and to significantly reduce the minimum product revenue target for the twenty-four month period beginning on January 1, 2020. The Company did not pay or provide any consideration in exchange for this amendment. The Company accounted for the January 2021 amendment as a modification to the Term Loan Agreement. In June 2021, the Company satisfied the only remaining revenue covenant which was for the 24-month period beginning on January 1, 2020.

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

7. Stockholders’ Deficit

Shares Authorized

In July 2021, the Company’s shareholders approved an increase in the number of authorized shares of the Company’s common stock from 200,000,000 to 400,000,000.

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

During the six months ended June 30, 2022, the Company sold 29,417,716 shares for net proceeds of $5.2 million under the New Sales Agreement. Prepaid expenses and other current assets at June 30, 2022 include $0.7 million of proceeds receivable from the sales of shares sold under the New Sales Agreement during the six months ended June 30, 2022, which were received in early July 2022. The Company sold 16,809,424 shares for net proceeds of $20.0 million under the New Sales Agreement during the six months ended June 30, 2021.

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

The number of shares reserved for future issuance under the 2014 Plan is the sum of (1) 823,529 shares, (2) any shares that were granted under the 2006 Plan which are forfeited, lapse unexercised or are settled in cash subsequent to the effective date of the 2014 Plan and (3) an annual increase on the first day of each calendar year beginning January 1, 2015 and ending on January 1, 2026, equal to the lesser of (A) 4% of the shares outstanding (on an as-converted basis) on the final day of the immediately preceding calendar year and (B) such smaller number of shares determined by the Company’s board of directors; provided, however, no more than 35,000,000 shares may be issued upon the exercise of incentive stock options. As of June 30, 2022, there were 2,388,603 shares available for future grant under the 2014 Plan.

Inducement Award Plan

The Company’s Amended and Restated Inducement Award Plan (“Inducement Plan”), which was adopted in March 2018 and most recently amended and restated in January 2020, provides for the grant of equity awards to new employees, including options, restricted stock awards, restricted stock units, performance awards, dividend equivalent awards, stock payment awards and stock appreciation rights. The aggregate number of shares of common stock which may be issued or transferred pursuant to awards under the Inducement Plan is 9,625,000 shares. Any awards that forfeit, expire, lapse, or are settled for cash without the delivery of shares to the holder are available for the grant of an award under the Inducement Plan. Any shares repurchased by or surrendered to the Company that are returned shall be available for the grant of an award under the Inducement Plan. The payment of dividend equivalents in cash in conjunction with any outstanding award shall not be counted against the shares available for issuance under the Inducement Plan. As of June 30, 2022, there were 4,055,709 shares available for future grant under the Inducement Plan.

Stock Options

During the six months ended June 30, 2022 and 2021, the Company granted stock options with an aggregate fair value of $0.6 million and $0.8 million, respectively, which are being amortized into compensation expense over the vesting period of the options as the services are being provided.

The following is a summary of option activity under the Stock Incentive Plans and Inducement Plan (in thousands, except share and per share amounts):

	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value
Outstanding at December 31, 2021	9,868,947	$2.88	7.09	$51
Granted	1,451,000	0.48
Exercised	—	—	—	—
Forfeited	(867,155)	0.93
Cancelled	(503,739)	2.34
Outstanding at June 30, 2022	9,949,053	$2.72	7.06	$—
Exercisable at June 30, 2022	6,030,636	$3.89	6.02	$—
Vested or expected to vest at June 30, 2022	9,323,630	$2.85	6.93	$—

There were no options exercised in the six months ended June 30, 2022 and 44,709 options exercised in the six months ended June 30, 2021. The weighted-average grant date fair values of stock options granted in the six month periods ended June 30, 2022 and 2021 were $0.39 per share and $1.24 per share, respectively, and were calculated using the following estimated assumptions:

	Six Months Ended
	June 30,
	2022	2021
Weighted-average risk-free interest rate	2.18%	0.96%
Expected dividend yield	—%	—%
Expected volatility	106%	104%
Expected terms	6.0 years	6.0 years

The total fair values of options that vested during the six months ended June 30, 2022 and 2021 were $1.0 million and $1.2 million, respectively.

As of June 30, 2022, there was $2.7 million of total unrecognized compensation cost related to non-vested stock options granted under the Stock Incentive Plans and Inducement Plan. Total unrecognized compensation cost will be adjusted for future changes in the estimated forfeiture rate. The Company expects to recognize that cost over a remaining weighted-average period of 2.3 years as of June 30, 2022.

Restricted Stock Units

During the six months ended June 30, 2022, the Company awarded restricted stock units to certain employees and directors at no cost to them. The restricted stock units, excluding any restricted stock units with market conditions, vest through the passage of time, assuming continued service. Restricted stock units are not included in issued and outstanding common stock until the underlying shares are vested and released. The fair value of the restricted stock units, at the time of the grant, is expensed on a straight line basis. The granted restricted stock units had an aggregate fair value of $3.7 million, which are being amortized into compensation expense over the vesting period of the restricted stock units as the services are being provided.

The following is a summary of restricted stock unit activity under the 2014 Plan:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Nonvested at December 31, 2021	7,120,475	$1.84
Granted	8,028,807	0.46
Vested	(2,450,135)	1.87
Forfeited	(1,280,811)	0.86
Nonvested at June 30, 2022	11,418,336	$0.97

As of June 30, 2022, there was $9.5 million of total unrecognized compensation cost related to nonvested restricted stock units granted. Total unrecognized compensation cost will be adjusted for future changes in the estimated forfeiture rate. The Company expects to recognize that cost over a remaining weighted-average period of 1.9 years, as of June 30, 2022.

Employee Stock Purchase Plan

Under the 2014 Employee Stock Purchase Plan (the “2014 ESPP”) participants may purchase the Company’s common stock during semi-annual offering periods at 85% of the lower of (i) the market value per share of common stock on the first day of the offering period or (ii) the market value per share of the common stock on the purchase date. Each participant can purchase up to a maximum of $25,000 per calendar year in fair market value as calculated in accordance with applicable tax rules. The first offering period began on August 7, 2014. Stock-based compensation expense from the 2014 ESPP for the three months ended June 30, 2022 and 2021 was approximately $0.1 million. Stock-based compensation expense from the 2014 ESPP for the six months ended June 30, 2022 and 2021 was approximately $0.2 million and $0.2 million, respectively.

The 2014 ESPP, which was amended and restated effective August 6, 2020, provides for the issuance of up to 4,523,944 shares of the Company’s common stock to eligible employees. At June 30, 2022, there were 1,458,355 shares available for issuance under the 2014 ESPP.

Stock-Based Compensation Expense

The following table summarizes the stock-based compensation expense resulting from awards granted under Stock Incentive Plans, the Inducement Plan and the 2014 ESPP, that was recorded in the Company’s results of operations for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of product revenue	$91	$71	$232	$138
Research and development	202	311	617	518
Selling, general and administrative	1,228	1,427	3,226	2,475
Total stock-based compensation expense	$1,521	$1,809	$4,075	$3,131

For the three and six months ended June 30, 2022 and 2021, stock-based compensation expenses capitalized as part of inventory or T2Dx instruments and components were immaterial.

9. Warrants

In connection with the Term Loan Agreement entered into in December 2016, the Company issued to CRG warrants to purchase a total of 528,958 shares of the Company’s common stock. The warrants are exercisable any time prior to December 30, 2026 at a price of $1.55 per share, with typical provisions for termination upon a change of control or a sale of all or substantially all of the assets of the Company. These warrants remain outstanding as of June 30, 2022 and December 31, 2021.

In connection with a 2019 amendment of the Term Loan Agreement, the Company issued to CRG warrants to purchase 568,291 shares of the Company’s common stock (“New Warrants”) at an exercise price of $1.55, with typical provisions for termination upon a change of control or a sale of all or substantially all of the assets of the Company. All of the New Warrants are exercisable any time prior to September 9, 2029. The New Warrants remain outstanding as of June 30, 2022.

10. Net Loss Per Share

The following shares were excluded from the calculation of diluted net loss per share applicable to common stockholders, prior to the application of the treasury stock method, because their effect would have been anti-dilutive for the periods presented:

	Three and Six Months Ended June 30,
	2022	2021
Options to purchase common shares	9,949,053	9,125,624
Restricted stock units	11,418,336	7,130,551
Warrants to purchase common stock	1,097,249	1,097,249
Total	22,464,638	17,353,424

11. U.S. Government Contract

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

The Company recorded contribution revenue of $3.4 million and $3.0 million for the three months ended June 30, 2022 and 2021, respectively, under the BARDA contract. The Company recorded contribution revenue of $6.7 million and $5.3 million for the six months ended June 30, 2022 and 2021, respectively, under the BARDA contract.

The Company had outstanding accounts receivable of $0.9 million and $1.9 million at June 30, 2022 and December 31, 2021, respectively, under the BARDA contract.

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

In November 2014, the Company entered into a lease for additional laboratory space in Lexington, Massachusetts. The lease term commenced in April 2015 and extended for six years. The rent expense, inclusive of the escalating rent payments, is recognized on a straight-line basis over the lease term. As an incentive to enter into the lease, the landlord paid approximately $1.4 million of the $2.2 million space build-out costs. The unamortized balance of the lease incentive as of January 1, 2019 was reclassified as a reduction to the initial recognition of the right-of-use asset related to this lease. In connection with this lease agreement, the Company paid a security deposit of $281,000, which was recorded as a component of both prepaid expenses and other current assets and other assets in the condensed consolidated balance sheets at December 31, 2019. In October 2020, the Company entered into an amendment to extend the term of the lease to October 31, 2025. In accordance with this amendment, the Company paid a replacement security deposit of $130,977, which is classified as restricted cash at June 30, 2022 and December 31, 2021 and received the initial $281,000 security deposit in return.

In September 2021, the Company entered into a lease for office, research, laboratory and manufacturing space in Billerica, Massachusetts. The lease has a term of 126 months from the commencement date. The commencement date is anticipated to be in fiscal year 2023 in keeping with anticipated occupancy availability timetable; therefore, there is no effect on the operating lease right-of-use assets and lease liability accounts at June 30, 2022. The Company opened a money market account for $1.0 million, which represents collateral as a security deposit for this lease and is classified as restricted cash at June 30, 2022.

Operating leases are amortized over the lease term and included in costs and expenses in the condensed consolidated statement of operations and comprehensive loss. Variable lease costs are recognized in costs and expenses in the condensed consolidated statement of operations and comprehensive loss as incurred.

13. Commitments and Contingencies

License Agreement

In 2006, the Company entered into a license agreement with a third party, pursuant to which the third party granted the Company an exclusive, worldwide, sublicenseable license under certain patent rights to make, use, import and commercialize products and processes for diagnostic, industrial and research and development purposes. The Company agreed to pay an annual license fee ranging from $5,000 to $25,000 for the royalty‑bearing license to certain patents. The Company also issued a total of 84,678 shares of common stock pursuant to the agreement in 2006 and 2007, which were recorded at fair value at the date of issuance. The Company is required to pay royalties on net sales of products and processes that are covered by patent rights licensed under the agreement at a percentage ranging between 0.5% - 3.5%, subject to reductions and offsets in certain circumstances, as well as a royalty on net sales of products that the Company sublicenses at 10% of specified gross revenue. Royalties that became due under this agreement for the three and six months ended June 30, 2022 and 2021 were immaterial.

14. Subsequent Events

Equity Distribution Agreement

Subsequent to June 30, 2022, the Company sold 154,023,119 shares for net proceeds of $22.2 million under the New Sales Agreement.

By-laws Amendment

On August 11, 2022, the Board of Directors of the Company approved and adopted an amendment to Article II, Section 2.8 of the Company’s Second Amended and Restated Bylaws to change the quorum required for the transaction of business at all meetings of stockholders from the holders of at least one-third in voting power of the common stock issued and outstanding and entitled to vote to both (i) the holders of at least one-third in voting power of the capital stock issued and outstanding and entitled to vote and (ii) the holders of at least one-third in voting power of the common stock issued and outstanding and entitled to vote.

Securities Purchase Agreement

On August 15, 2022 we entered into a securities purchase agreement (the “Purchase Agreement”), pursuant to which we issued in a private placement transaction an aggregate of 3,000 shares of Series A Convertible Preferred Stock with a par value of $0.001 per share and warrants to purchase up to an aggregate of 2,142,857 shares of common stock of the Company at an exercise price of $0.15 per share for an aggregate subscription amount equal to $300,000, before deducting estimated offering expenses payable by the Company. The warrant will become exercisable on February 15, 2023, and has a term ending February 15, 2028. Based on a conversion price of $0.14 per share, the 3,000 Shares of Series A Preferred are initially convertible into 2,142,857 shares of Common Stock. The Conversion Price is subject to adjustment as set forth in the Certificate of Designation. The Company expects to use the net proceeds for general corporate and working capital purposes, which may include funding commercialization efforts and research and development activities.

Pursuant to the Purchase Agreement, the Company filed a Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock with the Secretary of State of Delaware designating the rights, preferences and limitations of the Series A Preferred. The Certificate of Designation provides that the Series A Preferred will have no voting rights other than the right to vote on certain matters. Each share of Series A Preferred entitles the holder to 1,000,000 votes on a proposal to approve a reverse stock split of the Company’s outstanding Common Stock (the “Proposal”) and any proposal to adjourn any meeting of stockholders called for the purpose of voting on the Proposal; provided, however, that such shares of Series A Preferred shall, to the extent cast on the Proposal or any such adjournment proposal, be automatically and without further action of the holders thereof voted in the same proportion as the shares of Common Stock (excluding any shares of Common Stock that are not voted) and any other issued and outstanding shares of preferred stock of the Company entitled to vote (other than the Series A Preferred or shares of such other preferred stock, if any, not voted) are voted on the Proposal. The Purchaser has agreed in the Purchase Agreement to vote the shares of Series A Preferred purchased in the Offering in favor of the Proposal, in the manner and to the extent set forth in the Certificate of Designation, in a manner that “mirrors” the proportions on which the shares of Common Stock.

Other

Registration. Pursuant to a Registration Rights Agreement entered into with the Purchaser, the Company agreed to file a registration statement with the SEC to register for resale from time to time the shares of Common Stock that are issuable upon the conversion of any outstanding shares of Series A Preferred and that are issuable upon exercise of the Warrants (the “Resale Registration Statement”). The Company agreed to file the Resale Registration Statement by (i) the 30th day after the effective date of a reverse stock split of the Common Stock if all of the Series A Preferred had not already been fully redeemed by such date, or (ii) if all of the Series A Preferred has been fully redeemed by such date, 120 days after the Closing Date, and to use commercially reasonable efforts to have the registration statement declared effective by the time periods set forth in the registration statement and to remain continuously effective for the time periods set forth in the Registration Rights Agreement. The Company agreed to indemnify the other party and certain affiliates against certain liabilities related to the registration statement or violation of federal securities laws in connection with the Company’s performance of its obligations under the agreement.

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

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward looking statements are subject to numerous risks, including, without limitation, the following:

•	our ability to continue as a going concern;
•	our ability to regain compliance with Nasdaq listing requirements;
•	our status as an early commercial-stage company;
•	our expectation to incur losses in the future;
•	the market acceptance of our technology;
•	our ability to timely and successfully develop and commercialize our existing products and future product candidates;
•	the length and variability of our anticipated sales and adoption cycle;
•	our relatively limited sales history;
•	our ability to gain the support of leading hospitals and key thought leaders and publish the results of our clinical trials in peer-reviewed journals;
•	our ability to successfully manage our growth;
•	our future capital needs and our ability to raise additional funds;

•	the performance of our diagnostics;
•	our ability to compete in the highly competitive diagnostics market;
•	our ability to obtain marketing clearance from the U.S. Food and Drug Administration or regulatory clearance for new product candidates in other jurisdictions;
•	federal, state, and foreign regulatory requirements, including diagnostic product reimbursements and FDA regulation of our products and product candidates;
•	our ability to protect and enforce our intellectual property rights, including our trade secret-protected proprietary rights in our technology;
•	our ability to recruit, train and retain key personnel;
•	our dependence on third parties;
•	manufacturing and other product risks, including unforeseen interruptions in supply chain;
•	the impact of cybersecurity risks, including ransomware, phishing, and data breaches on our information technology systems;
•	the impact of short sellers and day traders on our share price;
•	the impact of the COVID-19 pandemic on our business, results of operations and financial positions;
•	the continued market demand for SARS-CoV-2 testing and our ability to convert T2SARS-CoV-2 customers to our other test panels.

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

We have never been profitable and have incurred net losses in each year since inception. Our accumulated deficit at June 30, 2022 was $506.7 million and we have experienced cash outflows from operating activities over the past years. Substantially all of our net losses resulted from costs incurred in connection with our research and development programs and from selling, general and administrative costs associated with our operations. We have incurred significant commercialization expenses related to product sales, marketing, manufacturing and distribution of our FDA-cleared products, the T2Dx Instrument, T2Candida Panel and T2Bacteria Panel. In addition, we will continue to incur significant costs and expenses as we continue to develop other product candidates, improve existing products and maintain, expand and protect our intellectual property portfolio. We may seek to fund our operations through public equity or private equity or debt financings, as well as other sources. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements if and when needed would have a negative impact on our business, results of operations and financial condition and our ability to develop, commercialize and drive adoption of the T2Dx Instrument, T2Candida, T2Bacteria, T2Resistance, T2SARS-CoV-2 and future products.

We are subject to a number of risks similar to other early commercial stage life science companies, including, but not limited to commercially launching our products, development and market acceptance of our product candidates, development by our competitors of new technological innovations, protection of proprietary technology, and raising additional capital.

The COVID-19 pandemic has impacted and may continue to impact our operations. We have established protocols for continued manufacturing, distribution and servicing of our products with safe social distancing and personal protective equipment measures and for remote work for employees not essential to on-site operations. To date these measures have been mostly successful but may not continue to function should the pandemic escalate and further impact our personnel. In 2020, our hospital customers restricted our sales team’s access to their facilities and as a result, we had significantly reduced our commercial and general and administrative staffing levels at the beginning of the COVID-19 pandemic to reduce expenses. We have since hired sales, marketing, and medical and clinical affairs personnel. Although we did not see any material impact to accounts receivable during the three and six month period ended June 30, 2022, our exposure may increase if our customers continue to be adversely affected by the COVID-19 pandemic, including as a result of the spread of variants of the virus. Customers may reduce their purchases of products, depending on their needs and cash flow, which could negatively impact revenue. Our customers may cease to comply with the terms of our sales agreements and this may impact our ability to recognize revenue and hinder receivables collections. We have a significant development contract with BARDA, as described further below, and should BARDA reduce, cancel or not grant additional milestone projects, our ability to continue our future product development may be impacted. Our shipping carrier’s ability to deliver our products to customers may be disrupted. We have reviewed our suppliers and quantities of key materials and believe we have sufficient stocks and alternate sources of critical materials should our supply chains become disrupted, although raw materials and plastics for the manufacturing of reagents and consumables are in high demand, and interruptions in supply are difficult to predict.

We believe that our cash, cash equivalents, and restricted cash of $14.3 million at June 30, 2022 will not be sufficient to fund our current operating plan at least a year from issuance of these financial statements unless additional funds are raised. Absent any reductions in current operating expenses, the Company believes it will require additional financing during the first quarter of 2023. Certain elements of our operating plan cannot be considered probable.

The Term Loan Agreement with CRG Servicing LLC (“CRG”) (Note 6) has a minimum liquidity covenant which requires us to maintain a minimum cash balance of $5.0 million. There can be no assurances that we will continue to be in compliance with the cash covenant in future periods without additional funding.

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

Our stock has been trading under $1.00 since September 27, 2021. On November 5, 2021, we received a letter from The Nasdaq Stock Market LLC (“Nasdaq”) indicating that we were not in compliance with the requirement of Nasdaq Listing Rule 5450(a)(1) for continued listing on the Nasdaq Global Market as a result of the closing bid price of our common stock being below $1.00 per share (the “Bid Price Rule”) for thirty consecutive business days. Under the Nasdaq rules, we had 180 days (or until May 4, 2022) to regain compliance by maintaining a minimum closing bid price of $1.00 per share of our common stock for at least ten consecutive trading days during such compliance period. On May 5, 2022, we received a letter from Nasdaq informing us that our shares of common stock have failed to comply with the Bid Price Rule for continued listing and, as a result, our shares are subject to delisting. The letter further stated that we may appeal the Nasdaq Staff delisting determination to a Nasdaq listing qualifications hearings panel (the “Panel”).

We filed an appeal and hearing request to the Nasdaq Staff’s determination to stay the delisting of our shares of common stock from Nasdaq pending the Panel’s decision. The Nasdaq Staff informed us that the delisting action had been stayed, pending a final written decision by the Panel, and the hearing date had been set for June 2, 2022.

On June 9, 2022, we received a letter from the Nasdaq notifying us that the Nasdaq had granted our request to be transferred to The Nasdaq Capital Market, effective at the open of trading on June 13, 2022, and our request for an exception to the Bid Price Rule until November 1, 2022. If we do not regain compliance during the extension, the Nasdaq will provide written notification to the us that our common stock will be delisted. At that time, we may appeal the relevant delisting determination.

On July 22, 2022, we received a letter from the Nasdaq indicating that, for the last thirty-five consecutive business days, the Market Value of Listed Securities, as defined by Nasdaq (“MVLS”) had been below the $35 million minimum requirement for continued listing on The Nasdaq Capital Market under Nasdaq Listing Rule 5550(b)(2). In accordance with Nasdaq Listing Rule 5810(c)(3)(C), we have been provided an initial period of 180 calendar days, or until January 18, 2023, to regain compliance. The letter states that the Nasdaq staff will provide written notification that we have achieved compliance with Rule 5550(b)(2) if at any time before January 18, 2023, we maintain our MVLS at $35 million or more for a minimum of ten consecutive business days. The Nasdaq Staff Deficiency Letter has no immediate effect on the listing or trading of our common stock.  If compliance is not achieved by January 18, 2023, we expect that Nasdaq would provide written notification to us that our securities are subject to delisting. We will continue to monitor our MVLS and consider our available options to regain compliance with the Nasdaq minimum MVLS requirements, which may include applying for an extension of the compliance period or appealing to a Nasdaq Hearings Panel.

These conditions raise substantial doubt regarding our ability to continue as a going concern for a period of one year after the date that the financial statements are issued. Management's plans to alleviate the conditions that raise substantial doubt include raising additional funding, earning payments pursuant to our contract with BARDA, delaying certain research projects and capital expenditures and eliminating certain future operating expenses in order to fund operations at reduced levels for us to continue as a going concern for a period of 12 months from the date these unaudited condensed consolidated financial statements are issued. Management has concluded the likelihood that its plan to successfully obtain sufficient funding from one or more of these sources or adequately reduce expenditures, while reasonably possible, is less than probable. Accordingly, we have concluded that substantial doubt exists about our ability to continue as a going concern for a period of at least 12 months from the date of issuance of these financial statements.

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

Cost of Product Revenue

Cost of product revenue includes the cost of materials, direct labor and manufacturing overhead costs used in the manufacture of our consumable diagnostic tests sold to customers and related license and royalty fees. Cost of product revenue also includes depreciation on the revenue-generating T2Dx instruments that have been placed with our customers under reagent rental agreements; costs of materials, direct labor and manufacturing overhead costs on the T2Dx instruments sold to customers; and other costs such as customer support costs, warranty and repair and maintenance expense on the T2Dx instruments that have been placed with our customers under reagent rental agreements. We manufacture the T2Dx instruments and part of our consumable diagnostic tests in our facilities. We outsource the manufacturing of components of our consumable diagnostic tests to contract manufacturers. We expect cost of product revenue to decrease as a percentage of revenue as a result of the cost of product revenue improvement initiatives.

Research and development expenses

Our research and development expenses consist primarily of costs incurred for the development of our technology and product candidates, technology improvements and enhancements, clinical trials to evaluate the clinical utility of our product candidates, and laboratory development and expansion, and include salaries and benefits, including stock-based compensation, research related facility and overhead costs, laboratory supplies, equipment, depreciation on T2Dx instruments used in research and development activities and contract services. Research and development expenses also include costs of delivering products or services associated with contribution revenue. We expense all research and development costs as incurred.

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

Selling, general and administrative expenses

Selling, general and administrative expenses consist primarily of costs for our sales and marketing, finance, legal, human resources, business development and general management functions, as well as professional services, such as legal, consulting and accounting services. Other selling, general and administrative expenses include commercial support activity, facility-related costs, fees and expenses associated with obtaining and maintaining patents, clinical and economic studies and publications, marketing expenses, and travel expenses. We expense the majority of selling, general and administrative expenses as incurred. We expect selling, general and administrative expenses to decrease as a percentage of revenue in future periods.

Interest income

Interest income consists of interest earned on our cash and cash equivalents.

Change in fair value of derivative instrument

The change in fair value of the derivative consists of the change in fair value of the derivative associated with the CRG Term Loan Agreement.

Interest expense

Interest expense consists primarily of interest expense on our notes payable and the amortization of deferred financing costs and debt discount.

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

Results of Operations for the Three Months Ended June 30, 2022 and 2021

	Three Months Ended June 30,
	2022	2021	Change
	(in thousands)
Revenue:
Product revenue	$2,559	$3,678	$(1,119)
Contribution revenue	3,352	3,016	336
Total revenue	5,911	6,694	(783)
Costs and expenses:
Cost of product revenue	5,081	4,831	250
Research and development	8,025	5,399	2,626
Selling, general and administrative	7,824	7,244	580
Total costs and expenses	20,930	17,474	3,456
Loss from operations	(15,019)	(10,780)	(4,239)
Other income (expense):
Interest income	2	6	(4)
Change in fair value of derivative instrument	(1,675)	181	(1,856)
Interest expense	(1,346)	(1,881)	535
Other income, net	4	(1)	5
Total other expense	(3,015)	(1,695)	(1,320)
Net loss	$(18,034)	$(12,475)	$(5,559)

Product revenue

Product revenue was $2.6 million for the three months ended June 30, 2022 compared to $3.7 million for the three months ended June 30, 2021, a decrease of $1.1 million, which was driven by lower consumables sales of $1.5 million mostly due to a decrease in sales of T2SARS-CoV-2, offset by higher T2Dx sales of $0.4 million.

Contribution revenue

Contribution revenue relates to our BARDA agreement and was $3.3 million for the three months ended June 30, 2022, compared to $3.0 million for the three months ended June 30, 2021. The increase of $0.3 million was due to increased contract activity.

Cost of product revenue

Cost of product revenue was $5.1 million for the three months ended June 30, 2022, compared to $4.8 million for the three months ended June 30, 2021, an increase of $0.3 million. The increase was driven by $0.8 million of costs related to higher instrument sales, $0.6 million of higher costs due to the effect of a change in build plan and manufacturing inefficiencies, $0.2 million of higher shipping related expenses, $0.1 million of higher service and repair costs, partially offset by $1.2 million of decreased costs related to lower consumable sales, $0.1 million of lower royalties, and $0.1 million of lower other costs.

Research and development expenses

Research and development expenses were $8.0 million for the three months ended June 30, 2022, compared to $5.4 million for the three months ended June 30, 2021, an increase of $2.6 million. The increase was driven by $0.5 million in payroll expenses due to a higher average headcount partially offset by lower stock based compensation expenses of $0.1 million, a $0.7 million increase due to higher materials costs, a $0.5 million increase in lab and facility expenses primarily due to BARDA, a $0.6 million increase in clinical-related expenses for our T2Resistance Panel 510(k) Study, and a $0.4 million increase in internal usage for BARDA and T2Resistance research and development projects.

Selling, general and administrative expenses

Selling, general and administrative expenses were $7.8 million for the three months ended June 30, 2022, compared to $7.2 million for the three months ended June 30, 2021, an increase of $0.6 million. The increase was driven by a $0.5 million increase in payroll expenses due to higher average headcount partially offset by lower stock based compensation expenses of $0.2 million, a $0.2 million increase in marketing expenses primarily for tradeshows, and a $0.2 million increase in travel expenses due to increased sales personnel and tradeshows, partially offset by a $0.1 million decrease in consulting expenses.

Interest income

Interest income was immaterial for the three months ended June 30, 2022 and 2021.

Change in fair value of derivative instrument

The change in fair value of the derivative instrument was $1.7 million of expense for the three months ended June 30, 2022 due to the probability of triggering a violation of the minimum liquidity covenant associated with the CRG Term Loan Agreement (Note 6). The change in fair value of the derivative instrument was a $0.2 million reduction of expense for the three months ended June 30, 2021 as we achieved the only remaining revenue covenant in June 2021 and had sufficient cash and cash equivalents that the minimum liquidity covenant would not be triggered, relieving the derivative liability.

Interest expense

Interest expense was $1.3 million for the three months ended June 30, 2022, compared to $1.8 million for the three months ended June 30, 2021, a decrease of $0.5 million, primarily due to amortization of the debt discount and the final fee interest associated with the CRG Term Loan Agreement (Note 6).

Other income, net

Other income, net, was immaterial for the three months ended June 30, 2022 and 2021.

Results of Operations for the Six Months Ended June 30, 2022 and 2021

	Six Months Ended June 30,
	2022	2021	Change
	(in thousands)
Revenue:
Product revenue	$6,403	$8,328	$(1,925)
Contribution revenue	6,742	5,322	1,420
Total revenue	13,145	13,650	(505)
Costs and expenses:
Cost of product revenue	11,286	10,621	665
Research and development	14,681	10,064	4,617
Selling, general and administrative	17,054	13,447	3,607
Total costs and expenses	43,021	34,132	8,889
Loss from operations	(29,876)	(20,482)	(9,394)
Other income (expense):
Interest income	5	12	(7)
Change in fair value of derivative instrument	(1,675)	1,010	(2,685)
Interest expense	(2,996)	(3,723)	727
Other income, net	13	48	(35)
Total other expense	(4,653)	(2,653)	(2,000)
Net loss	$(34,529)	$(23,135)	$(11,394)

Product revenue

Product revenue was $6.4 million for the six months ended June 30, 2022 compared to $8.3 million for the six months ended June 30, 2021, a decrease of $1.9 million, which was driven by lower consumables sales of $2.7 million mostly due to a decrease in sales of T2SARS-CoV-2, offset by higher T2Dx sales of $0.8 million.

Contribution revenue

Contribution revenue relates to our BARDA agreement and was $6.7 million for the six months ended June 30, 2022 compared to $5.3 million for the six months ended June 30, 2021. The increase of $1.4 million is primarily due to increased contract activity.

Cost of product revenue

Cost of product revenue was $11.3 million for the six months ended June 30, 2022, compared to $10.6 million for the six months ended June 30, 2021, an increase of $0.7 million. The increase in cost was driven by $1.5 million of costs due to higher instrument sales, $0.7 million of higher service and repair costs, $0.4 million of higher shipping related expenses, partially offset by $1.5 million of decreased costs related to lower consumable sales, $0.2 million of decreased costs due to a change in build plan and manufacturing efficiencies, $0.1 million of lower quality control testing costs and $0.1 million of lower royalties.

Research and development expenses

Research and development expenses were $14.7 million for the six months ended June 30, 2022, compared to $10.1 million for the six months ended June 30, 2021, an increase of $4.6 million. The increase was driven by $1.0 million of higher payroll related expenses and $0.2 million of stock based compensation expenses due to a higher average headcount, clinical related expenses of $0.9 million primarily for our T2Resistance Panel 510(k) Study, lab and facility expenses of $0.8 million primarily related to BARDA, a $0.7 million due to higher materials costs, consulting expenses of $0.5 million primarily for BARDA and $0.5 million of increased internal usage for BARDA and T2Resistance research and development projects.

Selling, general and administrative expenses

Selling, general and administrative expenses were $17.1 million for the six months ended June 30, 2022, compared to $13.5 million for the six months ended June 30, 2021, an increase of $3.6 million. The increase was driven by higher payroll related expenses of $1.7 million and higher stock based compensation expenses of $0.7 million due to higher average headcount, $0.4 million of increased travel primarily from increased sales personnel and tradeshows, $0.3 million of increased marketing expenses for tradeshows, $0.3 million of increased consulting expenses primarily for BARDA, and other expenses of $0.2 million for software, professional dues and equipment to support the higher average headcount.

Interest income

Interest income was immaterial for the six months ended June 30, 2022 and 2021.

Change in fair value of derivative instrument

The change in fair value of the derivative instrument was $1.7 million of expense for the six months ended June 30, 2022 due to the probability of triggering a violation of the minimum liquidity covenant associated with the CRG Term Loan Agreement (Note 6). The change in fair value of the derivative instrument was a $1.0 million reduction of expense for the six months ended June 30, 2021 as we achieved the only remaining revenue covenant in June 2021 and had sufficient cash and cash equivalents that the minimum liquidity covenant would not be triggered, relieving the derivative liability.

Interest expense

Interest expense was $3.0 million for the six months ended June 30, 2022, compared to $3.7 million for the six months ended June 30, 2021. Interest expense decreased by $0.7 million primarily due to amortization of the debt discount and the final fee interest associated with the CRG Term Loan Agreement.

Other income, net

Other income, net, was immaterial for the six months ended June 30, 2022 and 2021.

Liquidity and Capital Resources

We have incurred losses and cumulative negative cash flows from operations since our inception, and as of June 30, 2022 and December 31, 2021 we had an accumulated deficit of $506.7 million and $472.2 million, respectively. Having obtained clearance from the FDA and a CE mark in Europe to market the T2Dx Instrument, T2Candida Panel, and T2Bacteria Panel, we have incurred significant commercialization expenses related to product sales, marketing, manufacturing and distribution. We may seek to continue to fund our operations through public equity or private equity or debt financings, as well as other sources. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements if and when needed would have a negative impact on our business, results of operations and financial condition and our ability to develop and commercialize T2Dx, T2Candida, T2Bacteria, T2SARS-CoV-2 and other product candidates.

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

In July 2021, our shareholders approved an increase in the number of authorized shares of our common stock from 200,000,000 to 400,000,000.

Equity Distribution Agreement

On March 31, 2021, we entered into a Sales Agreement with Canaccord (“New Sales Agreement”), as agent, pursuant to which we may offer and sell shares of common stock, for aggregate gross sale proceeds of up to $75.0 million from time to time from the effective date of the respective registration statement through Canaccord. In the second quarter of 2021, we had sold 16,809,424 shares of common stock for net proceeds of $20.0 million. During the six months ended June 30, 2022, the Company sold 29,417,716 shares for net proceeds of $5.2 million under the New Sales Agreement. We sold 16,809,424 shares for net proceeds of $20.0 million under the New Sales Agreement during the six months ended June 30, 2021.

We agreed to pay Canaccord for its services of acting as agent 3% of the gross proceeds from the sale of the shares pursuant to the New Sales Agreement. Legal and accounting fees are reclassified to share capital upon issuance of shares under the New Sales Agreements.

Plan of operations and future funding requirements

As of June 30, 2022 and December 31, 2021 we had unrestricted cash and cash equivalents of approximately $13.2 million and $22.2 million, respectively. Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, costs related to our products, clinical trials, laboratory and related supplies, supplies and materials used in manufacturing, legal and other regulatory expenses and general overhead costs.

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

The COVID-19 pandemic has impacted and may continue to impact our operations. We have established protocols for continued manufacturing, distribution and servicing of our products with safe social distancing and personal protective equipment measures and for remote work for employees not essential to on-site operations. To date these measures have been mostly successful but may not continue to function should the pandemic escalate and further impact our personnel. In 2020, our hospital customers restricted our sales team’s access to their facilities and as a result, we had significantly reduced our commercial and general and administrative staffing levels at the beginning of the COVID-19 pandemic to reduce expenses. We have since hired sales and marketing personnel. Although we did not see any material impact to accounts receivable during the six months ended June 30, 2022, our exposure may increase if our customers continue to be adversely affected by the COVID-19 pandemic, including as a result of the spread of variants of the virus. Customers may reduce their purchases of products, depending on their needs and cash flow, which could negatively impact revenue. Our customers may cease to comply with the terms of our sales agreements and this may impact our ability to recognize revenue and hinder receivables collections. We have a significant development contract with BARDA and should BARDA reduce, cancel or not grant additional milestone projects, our ability to continue our future product development may be impacted. Our shipping carrier’s ability to deliver our products to customers may be disrupted. We have reviewed our suppliers and quantities of key materials and believe we have sufficient stocks and alternate sources of critical materials should our supply chains become disrupted, although raw materials and plastics for the manufacturing of reagents and consumables are in high demand, and interruptions in supply are difficult to predict.

Going Concern

We believe that our cash, cash equivalents, and restricted cash of $14.3 million at June 30, 2022 will not be sufficient to fund our current operating plan for at least a year from issuance of these financial statements. Absent any reductions in current operating expenses, we believe we will require additional financing during the first quarter of 2023. Certain elements of our operating plan cannot be considered probable.

The Term Loan Agreement with CRG Servicing LLC (“CRG”) (Note 6) has a minimum liquidity covenant which requires us to maintain a minimum cash balance of $5.0 million. There can be no assurances that we will continue to be in compliance with the cash covenant in future periods without additional funding. In February 2022 CRG amended the Term Loan Agreement extending the interest only period and maturity to December 30, 2023.

Our stock has been trading under $1.00 since September 27, 2021. On November 5, 2021, we received a letter from The Nasdaq Stock Market LLC (“Nasdaq”) indicating that we were not in compliance with the requirement of Nasdaq Listing Rule 5450(a)(1) for continued listing on the Nasdaq Global Market as a result of the closing bid price of our common stock being below $1.00 per share (the “Bid Price Rule”) for thirty consecutive business days. Under the Nasdaq rules, we had 180 days (or until May 4, 2022) to regain compliance by maintaining a minimum closing bid price of $1.00 per share of our common stock for at least ten consecutive trading days during such compliance period. On May 5, 2022, we received a letter from Nasdaq informing us that our shares of common stock have failed to comply with the Bid Price Rule for continued listing and, as a result, our shares are subject to delisting. The letter further stated that we may appeal the Nasdaq Staff delisting determination to a Nasdaq listing qualifications hearings panel (the “Panel”).

We filed an appeal and hearing request to the Nasdaq Staff’s determination to stay the delisting of our shares of common stock from Nasdaq pending the Panel’s decision. The Nasdaq Staff informed us that the delisting action had been stayed, pending a final written decision by the Panel, and the hearing date had been set for June 2, 2022.

On June 9, 2022, we received a letter from the Nasdaq notifying us that the Nasdaq had granted our request to be transferred to The Nasdaq Capital Market, effective at the open of trading on June 13, 2022, and our request for an exception to the Bid Price Rule until November 1, 2022. If we do not regain compliance during the extension, the Nasdaq will provide written notification to the us that our common stock will be delisted. At that time, we may appeal the relevant delisting determination.

On July 22, 2022, we received a letter from the Nasdaq indicating that, for the last thirty-five consecutive business days, the Market Value of Listed Securities, as defined by Nasdaq (“MVLS”) had been below the $35 million minimum requirement for continued listing on The Nasdaq Capital Market under Nasdaq Listing Rule 5550(b)(2). In accordance with Nasdaq Listing Rule 5810(c)(3)(C), we have been provided an initial period of 180 calendar days, or until January 18, 2023, to regain compliance. The letter states that the Nasdaq staff will provide written notification that we have achieved compliance with Rule 5550(b)(2) if at any time before January 18, 2023, we maintain our MVLS at $35 million or more for a minimum of ten consecutive business days. The Nasdaq Staff Deficiency Letter has no immediate effect on the listing or trading of our common stock.  If compliance is not achieved by January 18, 2023, we expect that Nasdaq would provide written notification to us that our securities are subject to delisting. We will continue to monitor our MVLS and consider our available options to regain compliance with the Nasdaq minimum MVLS requirements, which may include applying for an extension of the compliance period or appealing to a Nasdaq Hearings Panel.

These conditions raise substantial doubt regarding our ability to continue as a going concern for a period of one year after the date that the financial statements are issued. Management's plans to alleviate the conditions that raise substantial doubt include raising additional funding, earning payments pursuant to our contract with BARDA, delaying certain research projects and capital expenditures and eliminating certain future operating expenses in order to fund operations at reduced levels for us to continue as a going concern for a period of 12 months from the date the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q are issued. Management has concluded the likelihood that its plan to successfully obtain sufficient funding from one or more of these sources or adequately reduce expenditures, while reasonably possible, is less than probable. Accordingly, we have concluded that substantial doubt exists about our ability to continue as a going concern for a period of at least 12 months from the date of issuance of these financial statements.

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

Cash flows

The following is a summary of cash flows for each of the periods set forth below:

	Six Months Ended June 30,
	2022	2021
	(in thousands)
Net cash provided by (used in):
Operating activities	$(24,397)	$(19,305)
Investing activities	9,821	14,948
Financing activities	5,123	20,272
Net change in cash, cash equivalents and restricted cash	$(9,453)	$15,915

Net cash used in operating activities

Net cash used in operating activities was approximately $24.4 million for the six months ended June 30, 2022, and consisted of a net loss of $34.5 million adjusted for non-cash items including stock-based compensation expense of $4.1 million, a change in fair value of the derivative of $1.7 million, non-cash interest expense of $1.1 million, non-cash lease expense of $0.6 million, depreciation and amortization expense of $0.5 million and a net change in operating assets and liabilities of $2.2 million. The net change in operating assets and liabilities was primarily driven by a decrease in accounts receivable of $2.4 million due to BARDA payments and the timing and volume of instrument and consumable sales, an increase in accounts payable of $2.4 million primarily due to timing of invoices and payments and increased spend on inventory, a decrease in prepaid expenses and other assets of $0.7 million due to timing of proceeds receivable under the New Sales Agreement, partially offset by an increase in inventory of $1.9 million due to securing raw materials and bulk materials purchases for favorable pricing, a decrease in accrued expenses of $0.6 million primarily from bonus payouts, a decrease in operating lease liabilities of $0.5 million, and a decrease in deferred revenue of $0.3 million due to ratably recognized service agreements.

Net cash used in operating activities was approximately $19.3 million for the six months ended June 30, 2021, and consisted of a net loss of $23.1 million adjusted for non-cash items including stock-based compensation expense of $3.2 million, non-cash interest expense of $1.8 million, non-cash lease expense of $0.7 million, depreciation and amortization expense of $0.7 million, a change in fair value of the derivative of $1.0 million, and a net change in operating assets and liabilities of $1.6 million. The net change in operating assets and liabilities was primarily driven by an increase of $1.8 million in inventory to support the 2021 build plan, a decrease in operating lease liabilities of $1.5 million, a decrease in accrued expenses of $0.6 million primarily from bonus, payments related to the Transition Agreement and accrued interest and a decrease of $0.1 million in deferred revenue due to timing of service agreements, partially offset by a decrease in accounts receivable of $1.1 million primarily due to the timing and volume of instrument and consumable sales shipped near quarter end partially offset by an increase in accounts receivable for our BARDA agreement, an increase in accounts payable of $0.8 million due to timing of payments and an increase in prepaid expenses and other assets of $0.5 million.

Net cash provided by investing activities

Net cash provided by investing activities was $9.8 million for the six months ended June 30, 2022, and primarily consisted of proceeds from sales of marketable securities of $10.0 million, partially offset by equipment purchases of $0.2 million.

Net cash provided by investing activities was approximately $14.9 million for the six months ended June 30, 2021, and primarily consisted of proceeds from maturities of marketable securities of $15.2 million, partially offset by equipment purchases of $0.3 million.

Net cash provided by financing activities

Net cash provided by financing activities was approximately $5.1 million for the six months ended June 30, 2022, and consisted primarily of proceeds from sales of our common stock under the Sales Agreement, net of issuance costs, of $5.2 million and proceeds from issuance of shares under our 2014 Employee Stock Purchase Plan of $0.1 million, offset by payment of employee restricted stock tax withholdings of $0.2 million.

Net cash provided by financing activities was approximately $20.3 million for the six months ended June 30, 2021, and consisted primarily of proceeds from sales of our common stock under the Sales Agreement, net of issuance costs, of $20.0 million, and proceeds from issuance of shares under our 2014 Employee Stock Purchase Plan and stock option exercises of $0.3 million.

Borrowing Arrangements

Term Loan Agreement

In December 2016, we entered into a Term Loan Agreement with CRG. We borrowed $40.0 million pursuant to the Term Loan Agreement. Interest on the amounts borrowed under the Term Loan Agreement accrues at an annual fixed rate of (a) prior to the Approval Milestone, 12.50%, 4.0% of which may be deferred during the interest-only period by adding such amount to the aggregate principal loan amount and (b) following the Approval Milestone, 11.50%, 3.5% of which may be deferred during the interest-only period by adding such amount to the aggregate principal loan amount. In addition, if we achieve certain financial performance metrics, the loan will convert to interest-only until the maturity date, at which time all unpaid principal and accrued unpaid interest will be due and payable. We are required to pay CRG a financing fee based on the loan principal amount drawn. We are also required to pay a final payment fee of 8%, subsequently amended to 10%, of the principal outstanding upon repayment. We are accruing the final payment fee as interest expense and it is included as a non-current liability at June 30, 2022 and December 31, 2021 on the balance sheet.

The Term Loan Agreement with CRG is classified as non-current at June 30, 2022 and December 31, 2021 as we have sufficient cash and cash equivalents that the minimum liquidity covenant would not be triggered. We have assessed the classification of the note payable as non-current based on facts and circumstances as of the date of this filing, specifically as it relates to the probability of triggering the minimum liquidity covenant. Management continues to reassess at each balance sheet and filing date based on facts and circumstances and can provide no assurances regarding the probability of meeting its minimum liquidity covenant in future periods.

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

In January 2021, the Term Loan Agreement was amended to extend the interest-only payment period through December 30, 2022, to extend the initial principal repayment to December 30, 2022, and to significantly reduce the revenue covenant for the 24-month period beginning on January 1, 2020. We did not pay or provide any consideration in exchange for this amendment. We accounted for the January 2021 amendment as a modification to the Term Loan Agreement. In June 2021, the Company satisfied the only remaining revenue covenant which was for the 24-month period beginning on January 1, 2020.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

          Management of the Company, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of June 30, 2022. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.

         Based on the evaluation of our disclosure controls and procedures as of June 30, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective.

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

Our cash, cash equivalents, and restricted cash at June 30, 2022 was $14.3 million, which will not be sufficient to fund our current operating plan at least a year from issuance of these financial statements. Absent any reductions in current operating expenses, the Company believes it will require additional financing during the first quarter of 2023. There can be no assurance that any financing by us can be realized, or if realized, what the terms of any such financing may be, or that any amount that we are able to raise will be adequate.

The Term Loan Agreement with CRG Servicing LLC (“CRG”) (Note 6) has a minimum liquidity covenant which requires us to maintain a minimum cash balance of $5.0 million. As security for its obligations under the Term Loan Agreement the Company entered into a security agreement with CRG whereby the Company granted a lien on substantially all of its assets, including intellectual property. We intend to continue to evaluate options to refinance the Term Loan Agreement, which becomes due on December 30, 2023. There can be no assurances that we will be able to refinance on terms favorable or at all. The amounts involved in any such transactions, individually or in the aggregate, may be material.

These conditions, as well as those described below under “Our failure to meet the continued listing requirements of The Nasdaq Capital Market could result in a delisting of our common stock,” raise substantial doubt regarding our ability to continue as a going concern for a period of one year after the date that the financial statements are issued. Management's plans to alleviate the conditions that raise substantial doubt include raising additional funding, earning payments pursuant to our contract with BARDA, delaying certain research projects and capital expenditures and eliminating certain future operating expenses in order to fund operations at reduced levels for us to continue as a going concern for a period of 12 months from the date these unaudited condensed consolidated financial statements are issued. Management has concluded the likelihood that its plan to successfully obtain sufficient funding from one or more of these sources or adequately reduce expenditures, while reasonably possible, is less than probable. Accordingly, we have concluded that substantial doubt exists about our ability to continue as a going concern for a period of at least 12 months from the date of issuance of these financial statements.

Our failure to meet the continued listing requirements of The Nasdaq Capital Market could result in a delisting of our common stock.

If we fail to satisfy the continued listing requirements of The Nasdaq Capital Market, such as the minimum closing bid price requirement, Nasdaq may take steps to delist our common stock. Under Nasdaq rules, the closing bid price for our common stock must remain at or above $1.00 per share to comply with Nasdaq’s minimum bid requirement for continued listing.

Our stock has been trading under $1.00 since September 27, 2021. On November 5, 2021, we received a letter from The Nasdaq Stock Market LLC (“Nasdaq”) indicating that we were not in compliance with the requirement of Nasdaq Listing Rule 5450(a)(1) for continued listing on the Nasdaq Global Market as a result of the closing bid price of our common stock being below $1.00 per share (the “Bid Price Rule”) for thirty consecutive business days. Under the Nasdaq rules, we had 180 days (or until May 4, 2022) to regain compliance by maintaining a minimum closing bid price of $1.00 per share of our common stock for at least ten consecutive trading days during such compliance period. On May 5, 2022, we received a letter from Nasdaq informing us that our shares of common stock have failed to comply with the Bid Price Rule for continued listing and, as a result, our shares are subject to delisting. The letter further stated that we may appeal the Nasdaq Staff delisting determination to a Nasdaq listing qualifications hearings panel (the “Panel”).

We filed an appeal and hearing request to the Nasdaq Staff’s determination to stay the delisting of our shares of common stock from Nasdaq pending the Panel’s decision. The Nasdaq Staff informed us that the delisting action had been stayed, pending a final written decision by the Panel, and the hearing date had been set for June 2, 2022.

On June 9, 2022, we received a letter from the Nasdaq notifying us that the Nasdaq had granted our request to be transferred to The Nasdaq Capital Market, effective at the open of trading on June 13, 2022, and our request for an exception to the Bid Price Rule until November 1, 2022. If we do not regain compliance during the extension, the Nasdaq will provide written notification to the us that our common stock will be delisted. At that time, we may appeal the relevant delisting determination. We intend to file a preliminary proxy statement to effect a reverse stock split of our common stock in connection with our annual meeting that will occur in October 2022 to help regain compliance with the Bid Price Rule. However, there is no assurance that the shareholder vote required for the reverse stock split or that any other actions that we take to restore our compliance with the minimum bid price requirement will be successful.

On July 22, 2022, we received a letter from the Nasdaq indicating that, for the last thirty-five consecutive business days, the Market Value of Listed Securities, as defined by Nasdaq (“MVLS”) had been below the $35 million minimum requirement for continued listing on The Nasdaq Capital Market under Nasdaq Listing Rule 5550(b)(2). In accordance with Nasdaq Listing Rule 5810(c)(3)(C), we have been provided an initial period of 180 calendar days, or until January 18, 2023, to regain compliance. The letter states that the Nasdaq staff will provide written notification that we have achieved compliance with Rule 5550(b)(2) if at any time before January 18, 2023, we maintain our MVLS at $35 million or more for a minimum of ten consecutive business days. The Nasdaq Staff Deficiency Letter has no immediate effect on the listing or trading of our common stock.  If compliance is not achieved by January 18, 2023, we expect that Nasdaq would provide written notification to us that our securities are subject to delisting. We will continue to monitor our MVLS and consider our available options to regain compliance with the Nasdaq minimum MVLS requirements, which may include applying for an extension of the compliance period or appealing to a Nasdaq Hearings Panel.

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

The EU regulatory landscape concerning in vitro diagnostic medical devices recently evolved. On May 26, 2022, the EU In Vitro Diagnostic Medical Devices Regulation, or IVDR, entered into force, which repeals and replaces the EU In Vitro Diagnostic Medical Devices Directive (See – International Regulation - Regulation of Medical Devices in the European Union) and these modifications may have an effect on the way we conduct our business in the EU and the European Economic Area, or EEA, which consists of the 27 EU member states plus Norway, Liechtenstein and Iceland.

Subject to the transitional provisions (i.e., a tiered system extending the grace period for many devices (depending on their risk classification) before they have to be fully compliant with the regulation) and in order to sell our products in the member states of the EU our products must comply with the general safety and performance requirements of the IVDR. Compliance with these requirements is a prerequisite to be able to affix the European Conformity, or CE, mark to our products, without which they cannot be sold or marketed in the EU. All medical devices placed on the market in the EU must meet the general safety and performance requirements laid down in Annex I to the IVDR including the requirement that a medical device must be designed and manufactured in such a way that, during normal conditions of use, it is suitable for its intended purpose. Medical devices must be safe and effective and must not compromise the clinical condition or safety of patients, or the safety and health of users and – where applicable – other persons, provided that any risks which may be associated with their use constitute acceptable risks when weighed against the benefits to the patient and are compatible with a high level of protection of health and safety, taking into account the generally acknowledged state of the art. To demonstrate compliance with the general safety and performance requirements we must undergo a conformity assessment procedure, which varies according to the type of in vitro diagnostic medical device and its (risk) classification. A conformity assessment procedure generally requires the intervention of a notified body. The notified body would typically audit and examine the technical file and the quality system for the manufacture, design and final inspection of our devices. If satisfied that the relevant product conforms to the relevant general safety and performance requirements, the notified body issues a certificate of conformity, which the manufacturer uses as a basis for its own declaration of conformity. The manufacturer may then apply the CE mark to the device, which allows the device to be placed on the market throughout the EU.

If we fail to comply with applicable laws and regulations, we would be unable to affix the CE mark to our products, which would prevent us from selling them within the EU.  The aforementioned EU rules are generally applicable in the EEA. Non-compliance with the above requirements would also prevent us from selling our products in these three countries.

From January 1, 2021 onwards, the Medicines and Healthcare Products Regulatory Agency, or MHRA becomes the sovereign regulatory authority responsible for Great Britain (i.e. England, Wales and Scotland) medical device market according to the requirements provided in the Medical Devices Regulations 2002 (SI 2002 No 618, as amended) that sought to give effect to the three pre-existing EU directives governing active implantable medical devices, general medical devices and in vitro diagnostic medical devices whereas Northern Ireland continues to be governed by EU rules according to the Northern Ireland Protocol. Following the end of the Brexit transitional period on January 1, 2021, new regulations require medical devices to be registered with the MHRA (but manufacturers will be given a grace period of four to 12 months to comply with the new registration process) before being placed on Great Britain market. The MHRA will only register devices where the manufacturer or their United Kingdom Responsible Person has a registered place of business in the United Kingdom. Manufacturers based outside the United Kingdom will need to appoint a U.K. Responsible Person that has a registered place of business in the United Kingdom to register devices with the MHRA in line with the grace periods. By July 1, 2023, in Great Britain, all medical devices will require a UKCA or UK Conformity Assessed mark but CE marks issued by EU notified bodies will remain valid until this time. Manufacturers may choose to use the UKCA mark on a voluntary basis until June 30, 2023. However, UKCA marking will not be recognized in the EU. The rules for placing medical devices on the market in Northern Ireland, which is part of the United Kingdom, differ from those in the rest of the United Kingdom. Compliance with this legislation is a prerequisite to be able to affix the UKCA mark to our products, without which they cannot be sold or marketed in Great Britain. Under the terms of the Northern Ireland Protocol, Northern Ireland will follow EU rules on medical devices and devices marketed in Northern Ireland will require assessment according to the EU regulatory regime. Such assessment may be conducted by an EU notified body, in which case a CE mark will be required before placing the device on the market in the EU or Northern Ireland. Alternatively, if a UK notified body conducts such assessment, a ‘UKNI’ mark will be applied and the device may only be placed on the market in Northern Ireland and not the EU. A public consultation by the MHRA was opened until end of November 2021 on the post-Brexit regulatory framework for medical devices and diagnostics. The consultation proposes amendments to the UK Medical Devices Regulations 2002 (which are based on EU legislation), in particular to create a new access pathways to support innovation, create an innovative framework for regulating software and artificial intelligence as medical devices, reform in vitro diagnostic regulation, and foster sustainability through the reuse and remanufacture of medical devices. On June 26, 2022, the MHRA published its long-awaited response to its consultation on the UK’s post-Brexit regulatory regime for medical devices and in vitro diagnostic medical devices. The MHRA confirmed that the new regulatory landscape will mirror many of the provisions of the EU regulatory regime. However, the response also highlighted that in certain areas, medical devices regulation in Great Britain is likely to deviate from the EU framework. The UK government now needs to translate its proposals into legislation, via amendments to the UK Medical Devices Regulations (SI 2002 No 618, as amended). The regime is expected to come into force in July 2023 subject to appropriate transitional arrangements.

Even if granted, a 510(k) clearance, de novo classification, PMA approval, or similar authorization or certification from other regulators or notified bodies for any future product would likely place substantial restrictions on how our device is marketed or sold, and the FDA and other regulatory authorities or bodies will continue to place considerable restrictions on our products and operations. For example, the manufacture of medical devices in the United States must comply with the FDA’s Quality System Regulation, or QSR. In addition, manufacturers must register their manufacturing facilities, list the products with the FDA, and comply with requirements relating to labeling, marketing, complaint handling, adverse event and medical device reporting, reporting of corrections and removals, and import and export. The FDA monitors compliance with the QSR and these other requirements through periodic inspections. If our facilities or those of our manufacturers or suppliers are found to be in violation of applicable laws and regulations, or if we or our manufacturers or suppliers fail to take satisfactory corrective action in response to an adverse inspection, the FDA and other regulatory authorities could take enforcement action, including any of the following sanctions:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

By-laws Amendment

On August 11, 2022, the Board of Directors of the Company approved and adopted an amendment to Article II, Section 2.8 of the Company’s Second Amended and Restated Bylaws to change the quorum required for the transaction of business at all meetings of stockholders from the holders of at least one-third in voting power of the common stock issued and outstanding and entitled to vote to both (i) the holders of at least one-third in voting power of the capital stock issued and outstanding and entitled to vote and (ii) the holders of at least one-third in voting power of the common stock issued and outstanding and entitled to vote (the “By- laws Amendment”).

The foregoing description of the By-laws Amendment does not purport to be complete and is qualified in its entirety by reference to the text of the Third Amended and Restated Bylaws, which is filed as Exhibit 3.1 to this Quarterly Report on Form10-Q and is incorporated herein by reference.

Entry into Material Definitive Agreements

Securities Purchase Agreement

On August 15, 2022, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with the investor named therein (the “Investor” or the “Purchaser”), pursuant to which we issued on August 15, 2022 (the “Closing Date”), in a private placement transaction (the “Offering” or the “Transaction”), an aggregate of 3,000 shares (the “Shares”) of Series A Convertible Preferred Stock, par value $0.001 per share (the “Series A Preferred”), together with warrants (the “Warrants”) to purchase up to an aggregate of 2,142,857 shares (the “Warrant Shares”) of common stock of the Company (“Common Stock”) at an exercise price of $0.15 per share (subject to adjustment as provided in the Warrants, the “Exercise Price”), for an aggregate subscription amount equal to $300,000, before deducting estimated offering expenses payable by the Company. The Warrant will become exercisable on February 15, 2023, and has a term ending on February 15, 2028.

Pursuant to the Purchase Agreement, the Company filed a Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock (the “Certificate of Designation”) with the Secretary of State of Delaware designating the rights, preferences and limitations of the Series A Preferred. The Certificate of Designation provides, among other things, that except as otherwise provided in the Certificate of Designation or as otherwise required by law, the Series A Preferred will have no voting rights (other than the right to vote as a class on certain matters as provided in the Certificate of Designation). However, pursuant to the Certificate of Designation, each share of Series A Preferred (i) entitles the holder thereof to vote on a proposal to approve a reverse stock split of its outstanding Common Stock (the “Proposal”) and any proposal to adjourn any meeting of stockholders called for the purpose of voting on the Proposal, and (ii) each share of Series A Preferred cast on the Proposal and any such adjournment proposal represents 1,000,000 votes. The Series A Preferred shall, except as required by law, vote together with the Common Stock (and other issued and outstanding shares of preferred stock entitled to vote), as a single class; provided, however, that such shares of Series A Preferred shall, to the extent cast on the Proposal or any such adjournment proposal, be automatically and without further action of the holders thereof voted in the same proportion as the shares of Common Stock (excluding any shares of Common Stock that are not voted) and any other issued and outstanding shares of preferred stock of the Company entitled to vote (other than the Series A Preferred or shares of such other preferred stock, if any, not voted) are voted on the Proposal. The Purchaser has agreed in the Purchase Agreement to vote the shares of Series A Preferred purchased in the Offering in favor of the Proposal, in the manner and to the extent set forth in the Certificate of Designation, in a manner that “mirrors” the proportions on which the shares of Common Stock (excluding any shares of Common Stock that are not voted) and any other issued and outstanding shares of preferred stock of the Company entitled to vote (excluding the Series A Preferred and shares of such other preferred stock, if any, not voted) are voted on the Proposal.

The Purchase Agreement contains customary representations, warranties and agreements of the Company and the Purchaser, and customary indemnification rights and obligations of the parties.

Series A Convertible Preferred Stock Certificate of Designation

On August 15, 2022, the Company filed the Certificate of Designation with the Secretary of State of the State of Delaware designating 3,000 shares out of the authorized but unissued shares of its preferred stock as Series A Convertible Preferred Stock with a stated par value of $0.001 per share.

Dividends. Except for stock dividends or distributions for which adjustments are made pursuant to the Certificate of Designation, the holders of Series A Preferred will be entitled to dividends, on an as-if converted basis, equal to and in the same form as dividends actually paid on shares of Common Stock, when, as and if actually paid on shares of Common Stock.

Voting Rights. Except as otherwise provided in the Certificate of Designation or as otherwise required by law, the Series A Preferred will have no voting rights (other than the right to vote as a class on certain matters as provided in the Certificate of Designation). However, each share of Series A Preferred entitles the holder thereof (i) to vote exclusively on the Proposal and any proposal to adjourn any meeting of stockholders called for the purpose of voting on the Proposal, and (ii) to 1,000,000 votes per each share of Series A Preferred. The Series A Preferred shall, except as required by law, vote together with the Common Stock and any other issued and outstanding shares of preferred stock of the Company entitled to vote, as a single class; provided, however, that such shares of Series A Preferred shall, to the extent cast on the Proposal, be automatically and without further action of the holders thereof voted in the same proportion as shares of Common Stock (excluding any shares of Common Stock that are not voted) and any other issued and outstanding shares of preferred stock of the Company entitled to vote (other than the Series A Preferred or shares of such preferred stock not voted) are voted on the Proposal and any proposal to adjourn any meeting of stockholders called for the purpose of voting on the Proposal.

Liquidation, Dissolution or Winding Up. The Series A Preferred has a “Stated Value” of $100 per share of Series A Preferred. (i) Upon any liquidation, dissolution or winding up of the Company (a “Liquidation”), the holders of Series A Preferred are entitled to be paid in cash an amount per share of Series A Preferred equal to 110% of the Stated Value (the “Liquidation Amount”),

or (ii) in the event of a “Deemed Liquidation Event” as defined in the Certificate of Designation, which generally includes certain merger transactions or a sale, lease or other disposition of all or substantially all of the assets of the Company, the holders of Series A Preferred are entitled to paid out of the consideration payable to stockholders in such Deemed Liquidation Event or out of the “Available Proceeds” (as defined in the Certificate of Designation), in each case before any payment may be made to the holders of Common Stock by reason of their ownership thereof, an amount per share of Series A Preferred equal to the Liquidation Amount. Upon certain of the Deemed Liquidation Events, if the Company does not effect a dissolution within 90 days after such event, then the holders of Series A Preferred may require the Company to redeem the Series A Preferred for an amount equal to the Liquidation Amount.

Conversion. Each share of Series A Preferred is convertible at the option of the holder, at any time and from time to time after the effective date of a Reverse Stock Split, into that number of shares (the “Conversion Shares” and, together with the Shares, the Warrant and the Warrant Shares, the “Securities”) of Common Stock (subject to the Beneficial Ownership Limitation and the Exchange Cap described below) determined by dividing the Stated Value of such share of Series A Preferred by the Conversion Price then in effect, rounded down to the nearest whole share (with cash paid in lieu of any fractional shares). The “Conversion Price” for the Series A Preferred equals 90% of the lesser of (i) the closing sale price of the Common Stock on the trading day immediately prior to the Closing Date and (ii) the average of the closing sale prices for the Common Stock on the five trading days immediately prior to the Closing Date, subject to adjustment as provided in the Certificate of Designation; provided, that the Conversion Price may not fall below the par value per share of the Common Stock and may not exceed $0.20 per share. Based on the initial Conversion Price of $0.14 per share, the 3,000 Shares of Series A Preferred are initially convertible into approximately 2,142,857 shares of Common Stock. The Conversion Price is subject to adjustment as set forth in the Certificate of Designation for stock dividends, stock splits, reverse stock splits, and similar events. Upon conversion, the shares of Series A Preferred shall resume the status of authorized but unissued shares of preferred stock of the Company.

Adjustments to Conversion Price. The Conversion Price is subject to proportional adjustment upon the occurrence of certain events such as stock splits, combinations, reverse stock splits and similar events. In addition, if the Company issues or sells (or is deemed to have issued or sold) any Common Stock, Convertible Securities or Options (as defined in the Certificate of Designation), but excluding shares of Common Stock deemed to have been issued or sold by the Company in an Exempt Issuance (as defined in the Certificate of Designation) or to extend the term of such securities, for a consideration per share (the “New Issuance Price”) less than a price equal to the Conversion Price in effect immediately prior to such issue or sale or deemed issuance or sale (each of the foregoing, a “Dilutive Issuance”), then immediately after such Dilutive Issuance, the Exercise Price then in effect shall be reduced to an amount equal to the New Issuance Price.

Beneficial Ownership Limitation. The Series A Preferred cannot be converted to Common Stock if the holder and its affiliates would beneficially own more than 4.99% of the outstanding Common Stock (the “Beneficial Ownership Limitation”). However, any holder may increase or decrease such percentage to any other percentage not in excess of 9.99% upon notice to us, provided that any increase in this limitation will not be effective until 61 days after such notice from the holder to us and such increase or decrease will apply only to the holder providing such notice.

Nasdaq Issuance Limitation. The Company will not be obligated to issue any shares of Common Stock, and the holders of Series A Preferred do not have the right to receive, upon conversion, exercise or redemption of the Series A Preferred and Warrants, taken as a whole, any shares of Common Stock to the extent such issuance of shares of Common Stock would exceed that number of shares of Common Stock which the Company may issue in the aggregate pursuant to the transactions contemplated under the Purchase Agreement (including pursuant to the Certificate of Designation and the Warrants) without breaching the Company’s obligations under the rules and regulations of the Nasdaq Capital Markets (the “Exchange Cap”). In addition, no holder of Series A Preferred shall be issued, in the aggregate pursuant to the terms of the Certificate of Designation and the Warrants, shares of Common Stock in an amount greater than the product of the Exchange Cap multiplied by a fraction, the numerator of which is the original Stated Value of such holder’s Series A Preferred and the denominator of which is the aggregate Stated Value of all Series A Preferred issued on the Closing Date to all holders (with respect to each holder, the “Exchange Cap Allocation”). In the event that the holder sells or otherwise transfers any of the holder’s Series A Preferred, the transferee shall be allocated a pro rata portion of the holder’s Exchange Cap Allocation, and the restrictions of the prior sentence shall apply to such transferee with respect to the portion of the Exchange Cap Allocation allocated to such transferee. If any holder of Series A Preferred converts all of such holder’s Series A Preferred into a number of shares of Common Stock which, in the aggregate, is less than such holder’s Exchange Cap Allocation, then the difference between such holder’s Exchange Cap Allocation and the number of shares of Common Stock actually issued to such holder will be allocated to the respective Exchange Cap Allocations of the remaining holders of Series A Preferred on a pro rata basis in proportion to the shares of Series A Preferred then held by each such holder.

Redemption. Subject to the Purchaser’s right to elect to convert all or a portion of the Series A Preferred at any time following the effective date of a Reverse Stock Split, the Company may, with the prior notice to the holders of the Series A Preferred specified in Certificate of Designation, redeem all or a portion of the Series A Preferred held by such holders at any time at 105% of the Stated Value, provided, however, that a Company redemption request shall not be effective if received by a holder of Series A Preferred before the date of a Reverse Stock Split. Subject to the Purchaser’s right to elect to convert all or a portion of the Series A Preferred at any time following the effective date of a Reverse Stock Split, each holder of Series A Preferred will have the right, with the prior notice to the Company as specified in the Certificate of Designation, to require the Company to redeem all or a portion of the Series A Preferred held by such holder at any time at 110% of the Stated Value, provided, however, that a holder’s request will not be effective if received by the Company less than five days after the date of a Reverse Stock Split.

Preemptive Rights. No holders of Series A Preferred will, as holders of Series A Preferred, have any preemptive rights to purchase or subscribe for the Common Stock or any of our other securities.

Consent Rights. In addition to the voting rights of the Series A Preferred described above, as long as any shares of Series A Preferred are outstanding, the Company shall not, without the affirmative vote of the holders of at least a majority on voting power of the outstanding shares of Series A Preferred: (a) alter or change adversely the powers, preferences or rights given to the Series A Preferred or alter or amend the Certificate of Designation, (b) increase the number of authorized shares of Series A Preferred, or (c) enter into any agreement with respect to any of the foregoing.

Failure to Deliver Conversion Shares. If the Company fails to timely deliver shares of Common Stock upon conversion of shares of Series A Preferred within the time period specified in the Certificate of Designation, then the holder is entitled to elect, by notice to the Company at any time on or before its receipt of such Conversion Shares, to rescind such conversion, and the holder shall return to the Company any Conversion Shares issued to the holder pursuant to the rescinded notice and the Company shall, at its own expense, deliver (or cause its transfer agent to deliver) to the converting holder a new book-entry statement, registered in the name of the holder or its designee, evidencing the number of shares of Series A Preferred owned by the holder immediately prior to the conversion.

Compensation for Buy-In on Failure to Timely Deliver Shares. If the Company fails to timely deliver the Conversion Shares to the holder, and if after the required delivery date the holder is required by its broker to purchase (in an open market transaction or otherwise) or the holder or its brokerage firm otherwise purchases, shares of Common Stock to deliver in satisfaction of a sale by the holder of the Conversion Shares which the holder was entitled to receive upon such conversion, then the Company is obligated to (A) pay in cash to the holder the amount, if any, by which (x) the holder’s total purchase price (including brokerage commissions, if any) for the shares of Common Stock so purchased, exceeds (y) the amount obtained by multiplying (1) the number of Conversion Shares that the Company was required to deliver multiplied by (2) the price at which the sell order giving rise to such purchase obligation was executed, and (B) at the option of the holder, either reissue (if surrendered) the shares of Series A Preferred equal to the number of shares submitted for conversion (in which case such conversion shall be deemed rescinded) or deliver to the holder the number of shares of Common Stock that would have been issued had the Company timely complied with its exercise and delivery obligations.

Warrants

Exercise. The Warrants are exercisable commencing February 15, 2023. The Warrants are exercisable by means of cash. However, if at the time of exercise there is no effective registration statement registering, or no current prospectus available for, the resale of the Warrant Shares by the holder, then a holder may also exercise a Warrant at the holder’s election, in whole or in part, at such time by means of a net exercise of the Warrant on a cashless basis.

Adjustments to Exercise Price. The Warrants provide for proportional adjustment of the number and kind of securities purchasable upon exercise of the Warrants and the per share Exercise Price upon the occurrence of certain events such as stock splits, combinations, reverse stock splits and similar events. In addition, if the Company issues or sells (or is deemed to have issued or sold) any Common Stock, Convertible Securities or Options (as defined in the Warrants), but excluding shares of Common Stock deemed to have been issued or sold by the Company in an Exempt Issuance (as defined in the Warrants) or to extend the term of such securities, for a consideration per share (the “New Issuance Price”) less than a price equal to the Exercise Price in effect immediately prior to such issue or sale or deemed issuance or sale (each of the foregoing, a “Dilutive Issuance”), then immediately after such Dilutive Issuance, the Exercise Price then in effect shall be reduced to an amount equal to the New Issuance Price.

Compensation for Buy-In on Failure to Timely Deliver Warrant Shares. Upon the exercise of the Warrants, if the Company fails to timely deliver Warrant Shares to the holder, and if after the required delivery date the holder is required by its broker to purchase (in an open market transaction or otherwise) or the holder or its brokerage firm otherwise purchases, shares of Common Stock to deliver in satisfaction of a sale by the holder of the Warrant Shares which the holder was entitled to receive upon such exercise, then the Company is obligated to (A) pay in cash to the holder the amount, if any, by which (x) the holder’s total purchase price (including brokerage commissions, if any) for the shares of Common Stock so purchased, exceeds (y) the amount obtained by multiplying (1) the number of Warrant Shares that the Company was required to deliver multiplied by (2) the price at which the sell order giving rise to such purchase obligation was executed, and (B) at the option of the holder, either reinstate the portion of the

Warrant and equivalent number of Warrant Shares for which such conversion was not honored (in which case such exercise shall be deemed rescinded) or deliver to the holder the number of shares of Common Stock that would have been issued had the Company timely complied with its exercise and delivery obligations.

Subsequent Rights Offerings; Pro Rata Distributions. If the Company grants, issues or sells any Common Stock equivalents or rights to purchase stock, warrants, securities or other property pro rata to the record holders of any class of shares of Common Stock (the “Purchase Rights”), then a holder of Warrants will be entitled to acquire, upon the terms applicable to such Purchase Rights, the aggregate Purchase Rights which the holder could have acquired if the holder had held the number of shares of Common Stock acquirable upon complete exercise of the Warrants (without regard to any limitations on exercise). If the Company declares or makes any dividend or other distribution of its assets (or rights to acquire its assets) to holders of shares of Common Stock, then a holder of Warrants is entitled to participate in such distribution to the same extent as if the holder had held the number of shares of Common Stock acquirable upon exercise of the Warrants (without regard to any limitations on exercise).

Fundamental Transactions. If, at any time while the Warrants are outstanding, (i) the Company, directly or indirectly, in one or more related transactions effects any merger or consolidation of the Company with or into another person or entity of any kind (a “Person”), (ii) the Company, directly or indirectly, effects any sale, lease, license, assignment, transfer, conveyance or other disposition of all or substantially all of its assets in one or a series of related transactions, (iii) any, direct or indirect, purchase offer, tender offer or exchange offer (whether by the Company or another Person) is completed pursuant to which holders of Common Stock are permitted to sell, tender or exchange their shares for other securities, cash or property and has been accepted by the holders of 50% or more of the outstanding Common Stock or 50% or more of the voting power of the common equity of the Company, (iv) the Company, directly or indirectly, in one or more related transactions effects any reclassification, reorganization or recapitalization of the Common Stock or any compulsory share exchange pursuant to which the Common Stock is effectively converted into or exchanged for other securities, cash or property, or (v) the Company, directly or indirectly, in one or more related transactions consummates a stock or share purchase agreement or other business combination (including, without limitation, a reorganization, recapitalization, spin-off, merger or scheme of arrangement) with another Person or group of Persons whereby such other Person or group acquires 50% or more of the outstanding shares of Common Stock or 50% or more of the voting power of the common equity of the Company (not including any shares of Common Stock held by the other Person or other Persons making or party to, or associated or affiliated with the other Persons making or party to, such stock or share purchase agreement or other business combination) (each a “Fundamental Transaction”), then, upon any subsequent exercise of the Warrant, the holder will have the right to receive, for each Warrant Share that would have been issuable upon such exercise immediately prior to the occurrence of such Fundamental Transaction, at the option of the holder, the number of shares of common stock (or its equivalent) of the successor or acquiring corporation or of the Company, if it is the surviving corporation, or such other consideration (the “Alternate Consideration”) receivable as a result of such Fundamental Transaction by a holder of the number of shares of Common Stock for which the Warrant is exercisable immediately prior to such Fundamental Transaction (without regard to any Beneficial Ownership Limitation). For purposes of any such exercise, the determination of the Exercise Price will be appropriately adjusted to apply to such Alternate Consideration based on the amount of Alternate Consideration issuable in respect of one share of Common Stock in such Fundamental Transaction, and the Company will apportion the Exercise Price among the Alternate Consideration in a reasonable manner reflecting the relative value of any different components of the Alternate Consideration. If holders of Common Stock are given any choice as to the securities, cash or property to be received in a Fundamental Transaction, then the holder of a Warrant will be given the same choice as to the Alternate Consideration it receives upon any exercise of the Warrant following such Fundamental Transaction. The Company agreed to cause any successor entity in a Fundamental Transaction in which the Company is not the survivor (the “Successor Entity”) to assume in writing all of the obligations of the Company under the Warrants and the other Transaction Documents pursuant to written agreements in form and substance reasonably satisfactory to the holder of the Warrants (without unreasonable delay) prior to such Fundamental Transaction and to deliver to the holder in exchange for the Warrant a security of the Successor Entity evidenced by a written instrument substantially similar in form and substance to the Warrant which is exercisable for a corresponding number of shares of capital stock of such Successor Entity (or its parent entity) equivalent to the shares of Common Stock acquirable and receivable upon exercise of the Warrant (without regard to any limitations on the exercise of the Warrant) prior to such Fundamental Transaction, and with an exercise price which applies the exercise price of the Warrants to such shares of capital stock (but taking into account the relative value of the shares of Common Stock pursuant to such Fundamental Transaction and the value of such shares of capital stock, such number of shares of capital stock and such exercise price being for the purpose of protecting the economic value of the Warrant immediately prior to the consummation of such Fundamental Transaction), and which is reasonably satisfactory in form and substance to the holder. Upon the occurrence of any such Fundamental Transaction, the Successor Entity shall succeed to, and be substituted for the Company, and the Successor Entity may exercise every right and power of the Company and will assume all of the obligations of the Company under the Warrants and the other Transaction Documents with the same effect as if such Successor Entity had been named as the Company therein.

Beneficial Ownership Limitation. The Company may not affect the exercise of Warrants, and the applicable holder will not be entitled to exercise any portion of any such Warrant, which, upon giving effect to such exercise, would cause the aggregate number of shares of Common Stock beneficially owned by the holder of such Warrant (together with its affiliates) to exceed 4.99% of the number of shares of Common Stock outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of such Warrants. A holder of Warrants may, upon 61 days’ notice to the Company, increase or decrease such beneficial ownership limitation, but not in excess of 9.99%.

Other

Registration. Pursuant to a Registration Rights Agreement entered into with the Purchaser, the Company agreed to file a registration statement with the SEC to register for resale from time to time the shares of Common Stock that are issuable upon the conversion of any outstanding shares of the Series A Preferred and that are issuable upon exercise of the Warrants (“Resale Registration Statement”).  The Company agreed to file the Resale Registration Statement by (i) the 30th day after the effective date of a reverse stock split of the Common Stock if all Series A Preferred has not already been fully redeemed by such date, or (ii) if all of the Series A Preferred has been fully redeemed by such date, 120 days after the Closing Date, and to use commercially reasonable efforts to have the registration statement declared effective by the time periods set forth in the registration statement and to remain continuously effective for the time periods set forth in the Registration Rights Agreement. The Company agreed to indemnify the other party and certain affiliates against certain liabilities related to the registration statement or violation of federal securities laws in connection with the Company’s performance of its obligations under the agreement.

Indemnification. Under the transaction documents, the Company agreed to indemnify, hold harmless, reimburse and defend the Purchaser and certain related persons and entities against any claim, cost, expense, liability, obligation, loss or damage (including legal fees) of any nature, incurred by or imposed upon the Purchaser or any other such indemnified person as a result of or relating to (i) any breach of any representation, warranty or covenant by us in the Purchase Agreement or any of the other transaction documents, or (ii) any action instituted against an indemnified party by any stockholder of the Company (other than an affiliate of the Purchaser) with respect to any of the transactions contemplated by the transaction documents (subject to certain exceptions).

Net Proceeds. We expect to use the net proceeds from the Transaction for general corporate and working capital purposes, which may include funding commercialization efforts and research and development activities.

The representations, warranties and covenants contained in the Purchase Agreement were made solely for the benefit of the parties to the Purchase Agreement and may be subject to limitations agreed upon by the contracting parties. Accordingly, the Purchase Agreement is filed as an exhibit hereto to provide investors with information regarding the terms of the Purchase Agreement, and not to provide investors with any other factual information regarding the Company or its business, and should be read in conjunction with the disclosures in the Company’s periodic reports and other filings with the Commission.

The foregoing summaries of the Purchase Agreement, the Registration Rights Agreement, the Warrants, and Certificate of Designation do not purport to be complete and are subject to, and qualified in their entirety by, forms of such documents filed as Exhibits 10.1, 10.3, 4.1 and 3.3, respectively, to this Quarterly Report on Form 10-Q, which are incorporated herein by reference.

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

3.3*	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock

3.4*	Amended and Restated Bylaws of the Company

4.1*	Form of Warrant

10.1*	Securities Purchase Agreement, dated as of August 15, 2022

10.2*

Amendment of Solicitation/Modification of Contract, dated as of July 26, 2022 by and between the Company and Biomedical Advanced Research and Development Authority of the U.S. Department of Health and Human Services

10.3*	Registration Rights Agreement, dated as of August 15, 2022

31.1*	Certification of principal executive officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of principal financial officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*	Filed herewith
**	Furnished herewith
†	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 406 under the Securities Act of 1933, or the Securities Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

T2 BIOSYSTEMS, INC.

Date: August 15, 2022	By:	/s/ JOHN SPERZEL
John Sperzel
President, Chief Executive Officer and Chairman of the Board
(principal executive officer)

Date: August 15, 2022	By:	/s/ JOHN M. SPRAGUE
John M. Sprague
Chief Financial Officer
(principal financial and accounting officer)