Form 10-Q
period 2022-09-30
T2 Biosystems, Inc.
filed 2022-11-14
CIK 1492674

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 8, 2022, the registrant had 7,319,105 shares of common stock outstanding.

T2 BIOSYSTEMS, INC.

TABLE OF CONTENTS

		Page

	PART I FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)	1

	Condensed Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021	1

	Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2022 and 2021	2

	Condensed Consolidated Statements of Series A Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the three and nine months ended September 30, 2022 and 2021	3

	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and 2021	5

	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	43

Item 4.	Controls and Procedures	43

	PART II OTHER INFORMATION	44

Item 1.	Legal Proceedings	44

Item 1A.	Risk Factors	44

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	50

Item 3.	Defaults Upon Senior Securities	50

Item 4.	Mine Safety Disclosures	50

Item 5.	Other Information	50

Item 6.	Exhibits, Financial Statement Schedules	51

SIGNATURES		53

i

PART I.

FINANCIAL INFORMATION

Item 1. Financial Statements

T2 BIOSYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$20,366	$22,245
Marketable securities	—	9,996
Accounts receivable	1,578	5,134
Inventories	4,242	3,909
Prepaid expenses and other current assets	2,690	3,110
Total current assets	28,876	44,394
Property and equipment, net	4,734	4,675
Operating lease right-of-use assets	9,058	9,766
Restricted cash	1,131	1,551
Other assets	153	153
Total assets	$43,952	$60,539
Liabilities, Series A redeemable convertible preferred stock and stockholders’ deficit
Current liabilities:
Accounts payable	$2,063	$2,832
Accrued expenses and other current liabilities	8,531	8,338
Derivative warrant liability	186	—
Deferred revenue	163	518
Total current liabilities	10,943	11,688
Notes payable	49,188	47,790
Operating lease liabilities, net of current portion	8,569	9,359
Deferred revenue, net of current portion	8	28
Derivative liability	1,792	—
Other liabilities	4,791	4,577
Commitments and contingencies (see Note 14)

Series A redeemable convertible preferred stock; $0.001 par value; 3,000 shares authorized at September 30, 2022; 3,000 shares issued and outstanding at September 30, 2022; liquidation value of $330,000; 0 shares issued and outstanding at December 31, 2021 (see Note 7)	330	—

Stockholders’ deficit
Preferred stock, $0.001 par value; 9,997,000 and 10,000,000 shares authorized at September 30, 2022 and December 31, 2021, respectively; no shares issued and outstanding at September 30, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value; 400,000,000 shares authorized; 7,050,849 and 3,328,017 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	7	3
Additional paid-in capital	492,444	459,314
Accumulated other comprehensive loss	—	(4)
Accumulated deficit	(524,120)	(472,216)
Total stockholders’ deficit	(31,669)	(12,903)
Total liabilities, Series A convertible redeemable preferred stock and stockholders’ deficit	$43,952	$60,539

See accompanying notes to condensed consolidated financial statements.

T2 BIOSYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue:
Product revenue	$2,641	$4,306	$9,044	$12,634
Contribution revenue	1,036	3,122	7,778	8,444
Total revenue	3,677	7,428	16,822	21,078
Costs and expenses:
Cost of product revenue	6,085	4,720	17,371	15,341
Research and development	6,375	6,384	21,056	16,448
Selling, general and administrative	7,017	8,536	24,071	21,983
Total costs and expenses	19,477	19,640	62,498	53,772
Loss from operations	(15,800)	(12,212)	(45,676)	(32,694)
Other income (expense):
Interest income	1	6	6	18
Interest expense	(1,560)	(1,919)	(4,556)	(5,642)
Change in fair value of derivative instrument	(117)	—	(1,792)	1,010
Change in fair value of derivative warrant liability	179	—	179	—
Other income (expense), net	(78)	163	(65)	211
Total other expense	(1,575)	(1,750)	(6,228)	(4,403)
Net loss	$(17,375)	$(13,962)	$(51,904)	$(37,097)
Deemed dividend on Series A redeemable convertible preferred stock	$(330)	$—	$(330)	$—
Net loss attributable to common stockholders	$(17,705)	$(13,962)	$(52,234)	$(37,097)
Net loss per share — basic and diluted	$(2.95)	$(4.21)	$(12.08)	$(11.86)
Weighted-average number of common shares used in computing net loss per share — basic and diluted	6,008,819	3,317,646	4,323,452	3,127,951

Other comprehensive loss:
Net loss	$(17,375)	$(13,962)	$(51,904)	$(37,097)
Net unrealized gain on marketable securities arising during the period	—	—	2	9
Net realized (gain) loss on marketable securities included in net loss	—	—	2	(14)
Total other comprehensive (loss) income, net of taxes	—	—	4	(5)
Comprehensive loss	$(17,375)	$(13,962)	$(51,900)	$(37,102)

See accompanying notes to condensed consolidated financial statements.

T2 BIOSYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SERIES A CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share data)

(Unaudited)

	Temporary Equity		Permanent Equity
	Series A Redeemable Convertible Preferred Stock		Common		Additional		Accumulated Other	Total
	Stock		Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity (Deficit)
Balance at December 31, 2020	—	$—	2,961,579	$3	$431,689	$(422,975)	$9	$8,726
Stock-based compensation expense	—	—	—	—	1,308	—	—	1,308
Issuance of common stock from vesting of restricted stock and exercise of stock options	—	—	8,253	—	53	—	—	53
Unrealized gain on marketable securities	—	—	—	—	—	—	7	7
Net loss	—	—	—	—	—	(10,660)	—	(10,660)
Balance at March 31, 2021	—	$—	2,969,832	$3	$433,050	$(433,635)	$16	$(566)
Stock-based compensation expense	—	—	—	—	1,843	—	—	1,843
Issuance of common stock from vesting of restricted stock, exercise of stock options and employee stock purchase plan	—	—	9,253	—	251	—	—	251
Issuance of common stock from secondary public offering, net	—	—	336,188	—	19,968	—	—	19,968
Unrealized loss on marketable securities	—	—		—	—	—	(12)	(12)
Net loss	—	—	—	—	—	(12,475)	—	(12,475)
Balance at June 30, 2021	—	$—	3,315,273	$3	$455,112	$(446,110)	$4	$9,009
Stock-based compensation expense	—	—	—	—	2,466	—	—	2,466
Issuance of common stock from vesting of restricted stock and exercise of stock options	—	—	4,082	—	24	—	—	24
Net loss	—	—	—	—	—	(13,962)	—	(13,962)
Balance at September 30, 2021	—	$—	3,319,355	$3	$457,602	$(460,072)	$4	$(2,463)

	Temporary Equity		Permanent Equity
	Series A Redeemable Convertible Preferred Stock		Common		Additional		Accumulated Other	Total
	Stock		Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity (Deficit)
Balance at December 31, 2021	—	$—	3,328,017	$3	$459,314	$(472,216)	$(4)	$(12,903)
Stock-based compensation expense	—	—	—	—	2,552	—	—	2,552
Issuance of common stock from vesting of restricted stock	—	—	40,028	—	—	—	—	—
Surrender of shares due to tax withholding	—	—	(10,781)	—	(231)	—	—	(231)
Issuance of common stock from secondary offering, net	—	—	70,981	—	1,433	—	—	1,433
Unrealized loss on marketable securities	—	—	—	—	—	—	(7)	(7)
Net loss	—	—	—	—	—	(16,495)	—	(16,495)
Balance at March 31, 2022	—	$—	3,428,245	$3	$463,068	$(488,711)	$(11)	$(25,651)
Stock-based compensation expense	—	—	—	—	1,534	—	—	1,534
Issuance of common stock from vesting of restricted stock, exercise of stock options and employee stock purchase plan	—	—	23,386	—	139	—	—	139
Surrender of shares due to tax withholding	—	—	—	—	(12)	—	—	(12)
Issuance of common stock from secondary offering, net	—	—	517,352	1	4,493	—	—	4,494
Unrealized gain on marketable securities	—	—	—	—	—	—	11	11
Net loss	—	—	—	—	—	(18,034)	—	(18,034)
Balance at June 30, 2022	—	$—	3,968,983	$4	$469,222	$(506,745)	$—	$(37,519)
Stock-based compensation expense	—	—	—	—	1,372	—	—	1,372
Issuance of common stock from vesting of restricted stock and exercise of stock options	—	—	1,365	—	—	—	—	—
Issuance of common stock from secondary offering, net	—	—	3,080,451	3	22,180	—	—	22,183
Issuance of Series A redeemable convertible preferred stock	3,000	—	—	—	—	—	—	—
Deemed dividend on Series A redeemable convertible preferred stock	—	330	—	—	(330)	—	—	(330)
Misc adjustment to reflect rounding on reverse stock split	—	—	50	—	—	—	—	—
Net loss	—	—	—	—	—	(17,375)	—	(17,375)
Balance at September 30, 2022	3,000	$330	7,050,849	$7	$492,444	$(524,120)	$—	$(31,669)

See accompanying notes to condensed consolidated financial statements.

T2 BIOSYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities
Net loss	$(51,904)	$(37,097)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	792	1,000
Amortization of bond premium	—	114
Amortization of operating lease right-of-use assets	907	982
Stock-based compensation expense	5,458	5,617
Change in fair value of derivative instrument	1,792	(1,010)
Change in fair value of derivative warrant liability	(179)	—
(Gain) loss on sales of marketable securities	2	(14)
(Gain) loss on issuance of Series A redeemable convertible preferred stock and derivative warrant liability	65	—
Impairment of property and equipment	30	—
Non-cash interest expense	1,613	2,803
Changes in operating assets and liabilities:
Accounts receivable	3,556	877
Prepaid expenses and other assets	356	(692)
Inventories	(815)	(1,915)
Accounts payable	(791)	523
Accrued expenses and other liabilities	61	619
Deferred revenue	(375)	9
Operating lease liabilities	(868)	(848)
Net cash used in operating activities	(40,300)	(29,032)
Cash flows from investing activities
Proceeds from maturities of marketable securities	—	15,251
Proceeds from sales of marketable securities	9,998	—
Purchases and manufacture of property and equipment	(303)	(261)
Net cash provided by investing activities	9,695	14,990
Cash flows from financing activities
Payment of employee restricted stock tax withholdings	(243)	—
Proceeds from issuance of shares from employee stock purchase plan and stock option exercises	139	328
Proceeds from issuance of common stock in public offerings, net of offering costs	28,110	19,968
Proceeds from issuance of Series A redeemable convertible preferred stock and derivative warrant liability	300	—
Net cash provided by financing activities	28,306	20,296
Net change in cash, cash equivalents and restricted cash	(2,299)	6,254
Cash, cash equivalents and restricted cash at beginning of period	23,796	17,344
Cash, cash equivalents and restricted cash at end of period	$21,497	$23,598
Supplemental disclosures of cash flow information
Cash paid for interest	$2,916	$2,815
Supplemental disclosures of noncash activities
Transfer of T2 owned instruments and components (from) to inventory	$(482)	$(729)
Deemed dividend on Series A redeemable convertible preferred stock	$330	$—
Right-of-use assets obtained in exchange for new operating lease liabilities	$199	$—
Purchases of property and equipment included in accounts payable and accrued expenses	$72	$80

	September 30, 2022	September 30, 2021
Reconciliation of cash, cash equivalents and restricted cash at end of period
Cash and cash equivalents	$20,366	$22,047
Restricted cash	1,131	1,551
Total cash, cash equivalents and restricted cash	$21,497	$23,598

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

Liquidity and Going Concern

At September 30, 2022, the Company had cash, cash equivalents, and restricted cash of $21.5 million, an accumulated deficit of $524.1 million and stockholders’ deficit of $31.7 million. The Company has historically experienced cash outflows from operating activities. The future success of the Company is dependent on its ability to successfully commercialize its products, obtain regulatory clearance for and successfully launch its future product candidates, obtain additional capital and ultimately attain profitable operations. Historically, the Company has funded its operations primarily through proceeds from its August 2014 initial public offering, its December 2015 public offering, its September 2016 private investment in public equity (“PIPE”) financing, its September 2017 public offering, its June 2018 public offering, its July 2019 establishment of an Equity Distribution Agreement and Equity Purchase Agreement (Note 8), its March 2021 establishment of an Equity Distribution Agreement (Note 8), private placements of redeemable convertible preferred stock as well as borrowings from debt financing arrangements.

The Company is subject to a number of risks similar to other early commercial stage life science companies, including, but not limited to commercially launching the Company’s products, development and market acceptance of the Company’s product candidates, development by its competitors of new technological innovations, protection of proprietary technology, and raising additional capital.

The COVID-19 pandemic has impacted and may continue to impact the Company’s operations. Although the Company did not see any material impact to accounts receivable during the three and nine month period ended September 30, 2022, the Company’s exposure may increase if its customers continue to be adversely affected by the COVID-19 pandemic, including as a result of the spread of variants of the virus. Customers may reduce their purchases of products, depending on their needs and cash flow, which could negatively impact revenue. The Company has a significant development contract with the Biomedical Advanced Research and Development Authority (“BARDA”) and should BARDA reduce, cancel or not grant additional milestone projects, the Company’s ability to continue its future product development may be impacted. The ability of the Company’s shipping carriers to deliver products to customers may be disrupted. The Company has reviewed its suppliers and quantities of key materials and believes that it has sufficient stocks and alternate sources of critical materials including personal protective equipment should the supply chains continue to be disrupted, although raw materials and plastics for the manufacturing of reagents and consumables are in high demand, and interruptions in supply are difficult to predict.

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

The Company believes that its cash, cash equivalents, and restricted cash of $21.5 million at September 30, 2022 will not be sufficient to fund its current operating plan for at least one year from issuance of these financial statements, as certain elements of our operating plan cannot be considered probable. Absent any reductions in current operating expenses, the Company believes it will require additional financing during the first quarter of 2023. Under ASC 205-40, the future receipt of potential funding from co-development partners and other resources cannot be considered probable at this time because none of the plans are entirely within the Company’s control.

The Term Loan Agreement with CRG Servicing LLC (“CRG”) (Note 6) has a minimum liquidity covenant which requires the Company to maintain a minimum cash balance of $5.0 million. There can be no assurances that the Company will continue to be in compliance with the cash covenant in future periods without additional funding. In February 2022, CRG amended the Term Loan Agreement, extending the interest only period and maturity to December 30, 2023. In November 2022, CRG amended the Term Loan Agreement, extending the interest only period and maturity to December 30, 2024.

The Company’s stock had been trading under $1.00 since September 27, 2021. On November 5, 2021, the Company received a letter from The Nasdaq Stock Market LLC (“Nasdaq”) indicating that the Company was not in compliance with the requirement of Nasdaq Listing Rule 5450(a)(1) for continued listing on the Nasdaq Global Market as a result of the closing bid price of the Company’s common stock being below $1.00 per share for thirty consecutive business days (the “Bid Price Rule”). Under the Nasdaq rules, the Company had 180 days (or until May 4, 2022) to regain compliance by maintaining a minimum closing bid price of $1.00 per share of the Company’s common stock for at least ten consecutive trading days during such compliance period. On May 5, 2022, the Company received a letter from Nasdaq informing the Company that its shares of common stock have failed to comply with the Bid Price Rule for continued listing and, as a result, the Company’s shares were subject to delisting. The letter further stated that the Company may appeal the Nasdaq Staff delisting determination to a Nasdaq listing qualifications hearings panel (the “Panel”).

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

On October 11, 2022, at the Company’s annual meeting of stockholders, the Company’s stockholders approved an amendment to the Company’s restated certificate of incorporation to effect a reverse stock split of the Company’s common stock. Following the receipt of the stockholders’ approval, the Company’s board of directors approved the reverse stock split at the ratio of 1 post-split share for every 50 pre-split shares, which was effective as of October 12, 2022. On October 31, 2022, the Company received a letter from Nasdaq informing the Company that it has regained compliance with the Bid Price Rule.

On July 22, 2022, the Company received a letter from the Nasdaq (the “Nasdaq Staff Deficiency Letter”) indicating that, for the last thirty-five consecutive business days, the Market Value of Listed Securities, as defined by Nasdaq (“MVLS”) had been below the $35 million minimum requirement for continued listing on The Nasdaq Capital Market under Nasdaq Listing Rule 5550(b)(2).  In accordance with Nasdaq Listing Rule 5810(c)(3)(C), the Company has been provided an initial period of 180 calendar days, or until January 18, 2023, to regain compliance. The letter states that the Nasdaq staff will provide written notification that the Company has achieved compliance with Rule 5550(b)(2) if at any time before January 18, 2023, the Company maintains its MVLS at $35 million or more for a minimum of ten consecutive business days. The Nasdaq Staff Deficiency Letter has no immediate effect on the listing or trading of the Company’s common stock.  If compliance is not achieved by January 18, 2023, the Company expects that Nasdaq would provide written notification to the Company that its securities are subject to delisting. The Company will continue to monitor its MVLS and consider its available options to regain compliance with the Nasdaq minimum MVLS requirements, which may include applying for an extension of the compliance period or appealing to a Nasdaq Hearings Panel. On August 24, 2022, in a Compliance

Notice, the Nasdaq notified the Company that, from August 10, 2022 to August 23, 2022, the Company’s MVLS had been $35 million or greater and, accordingly, the Company had regained compliance with Rule 5550(b)(2) and that the matter was now closed.

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

On October 12, 2022, we effected a reverse stock split at the ratio of 1 post-split share for every 50 pre-split shares. All common stock amounts and references have been retroactively adjusted for all figures presented to reflect this split unless specifically stated otherwise.

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

The accompanying interim condensed consolidated balance sheet as of September 30, 2022, the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2022 and 2021, the condensed consolidated statements of Series A convertible preferred stock and stockholders’ deficit for the three and nine months ended September 30, 2022 and 2021, the condensed consolidated statements of cash flows for the nine months ended September 30, 2022 and 2021 and the related financial data and other information disclosed in these notes are unaudited. The unaudited interim financial statements have been prepared on the same basis as the audited annual financial statements, and, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of September 30, 2022, and the results of its operations for the three and nine months ended September 30, 2022 and 2021 and its cash flows for the nine months ended September 30, 2022 and 2021. The results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022, any other interim periods, or any future year or period.

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

Geographic Information

The Company sells its products domestically and internationally. Total international sales were approximately $1.2 million or 32% of total revenue and $0.6 million or 9% of total revenue for the three months ended September 30, 2022 and 2021, respectively. Total international sales were approximately $3.2 million or 19% of total revenue and $1.6 million or 8% of total revenue for the nine months ended September 30, 2022 and 2021, respectively.

For the three months ended September 30, 2022, one international customer represented 12% of total revenue. For the three months ended September 30, 2021, no international customer represented greater than 10% of total revenue. For the nine months ended September 30, 2022 and 2021, no international customer represented greater than 10% of total revenue.

The following table shows customers that represent greater than 10% of revenue for the period presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Customer A	28%	42%	46%	40%
Customer B	—%	14%	—%	15%
Customer C	12%	—%	—%	—%

As of September 30, 2022 and December 31, 2021, the Company had outstanding receivables of $0.9 million and $0.6 million, respectively, from customers located outside of the U.S.

Net Loss Per Share

The Company applies the two-class method for computing earnings per share because its Series A redeemable convertible preferred stock and the warrants issued with that preferred stock are participating securities. Under the two-class method, net income for the period is allocated between common stockholders and the participating securities according to dividends declared, if any, and participation rights in undistributed earnings. Because the Company incurred a net loss for the three and nine months ended September 30, 2022, and the holders of the participating securities do not have the contractual obligation to share in the losses of the Company on a basis that is objectively determinable, none of the net loss attributable to common stockholders was allocated to the participating securities when computing earnings per share.

Basic net loss per share is calculated by dividing net loss attributable to commons stockholders by the weighted-average number of shares of common stock outstanding during the period, without consideration for common stock equivalents. Any accretion of the carrying amount of the Company’s Series A redeemable convertible preferred stock to its redemption amount is treated as a deemed dividend to the preferred stockholders and will increase the amount of the net loss attributable to common stockholders.

Diluted net loss per share is calculated by adjusting the weighted-average number of shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using either the if-converted method (for its Series A redeemable, convertible preferred stock) or the treasury-stock method. For purposes of the diluted net loss per share calculation, stock options and unvested restricted stock, restricted stock contingently issuable upon achievement of certain market conditions, and the warrants issued with Series A redeemable convertible preferred stock are considered to be common stock equivalents but have been excluded from the calculation of diluted net loss per share, as their effect would be anti-dilutive for all periods presented. In periods in which the Company recognizes gains due to changes in the fair value of its warrant liability, the Company will further assess whether the effect of adjusting its computation of diluted net loss per share to include the potential common shares and reverse the gain associated with the warrant would result in a more diluted net loss per share, and modify the computation if necessary. The Series A redeemable convertible preferred stock was not considered a common stock equivalent because exercise of the conversion option was contingent upon occurrence of the reverse stock split, which had not yet occurred as of September 30, 2022. Therefore, basic and diluted net loss per share applicable to common stockholders was the same for all periods presented.

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

The Company had no marketable securities at September 30, 2022. The following table summarizes the Company’s marketable securities at December 31, 2021 (in thousands):

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasury securities	$10,000	$—	$(4)	$9,996
Total	$10,000	$—	$(4)	$9,996

The following table summarizes the maturities of the Company’s marketable securities at December 31, 2021 (in thousands):

	December 31, 2021
	Amortized Cost	Fair Value
Due in less than 1 year	$10,000	$9,996
Due in 1-2 years	—	—
Total	$10,000	$9,996

Derivative Warrant Liability

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging.”

The Company determined that the liability for the warrant issued in conjunction with the Series A redeemable convertible preferred stock is a derivative instrument.  The derivative warrant liability is classified on the condensed consolidated balance sheets as current because cash settlement of the warrant could be required by the holder within 12 months of the balance sheet date. The Company has identified a single compound derivative liability related to its Term Loan Agreement with CRG, that is classified as non-current on the condensed consolidated balance sheets to match the classification of the related Term Loan Agreement.

As the derivative liabilities meet the definition of a derivative, they are measured at fair value at issuance and at each reporting date in accordance with ASC 820, “Fair Value Measurement,” with changes in fair value recognized in change in fair value of derivative warrant liability in the period of change in the condensed consolidated statements of operations and comprehensive loss. The Company does not designate its derivative instruments as hedging instruments.

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

As of September 30, 2022 and December 31, 2021, the Company had not experienced any material losses related to these indemnification obligations, and no material claims with respect thereto were outstanding. The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related reserves were established.

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

Classification of Series A Redeemable Convertible Preferred Stock

The Company has applied the guidance in ASC 480-10-S99-3A, SEC Staff Announcement: Classification and Measurement of Redeemable Securities and classified the Series A redeemable convertible preferred stock as temporary equity in the mezzanine section of the balance sheet. The Series A redeemable convertible preferred stock was recorded outside of stockholders’ deficit because under the terms thereof, in the event of stockholder approval of the reverse stock split or a delisting event, which are events considered not solely within the Company’s control, the Series A redeemable convertible preferred stock becomes redeemable at the option of the holders.

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

The Company has a significant development contract with BARDA and should BARDA reduce, cancel or not grant additional milestone projects, the Company’s ability to continue future product development may be impacted. Refer to Note 12 for further details regarding the development contract with BARDA.

Disaggregation of Revenue

The Company disaggregates revenue from contracts with customers by type of products and services, as it best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. The following table disaggregates our revenue by major source (in thousands):

	Three Months Ended, September 30,		Nine Months Ended, September 30,
	2022	2021	2022	2021
Product revenue
Instruments	$814	$522	$2,528	$1,427
Consumables	1,822	3,765	6,442	11,150
Instrument rentals	5	19	74	57
Total product revenue	2,641	4,306	9,044	12,634
Contribution revenue	1,036	3,122	7,778	8,444
Total revenue	$3,677	$7,428	$16,822	$21,078

Remaining Performance Obligations

Under ASC 606, the Company is required to disclose the aggregate amount of the transaction price that is allocated to unsatisfied or partially satisfied performance obligations as of September 30, 2022. However, the guidance provides certain practical expedients that limit this requirement, and therefore, the Company has elected to not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less. The nature of the excluded unsatisfied performance obligations pursuant to the practical expedient include consumable shipments, service contracts, warranties and installation services that will be performed within one year. The amount of the transaction price that is allocated to unsatisfied or partially satisfied performance obligations, that has not yet been recognized as revenue and that does not meet the elected practical expedient is $0.1 million as of September 30, 2022. The Company expects to recognize 86% of this amount as revenue within one year and the remainder within fifteen months.

Judgments

Certain contracts with customers include promises to transfer multiple products and services to a customer. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require judgment. Once the performance obligations are determined, the Company determines the transaction price, which includes estimating the amount of variable consideration, based on the most likely amount, to be included in the transaction price, if any. The Company then allocates the transaction price to each performance obligation in the contract based on a relative standalone selling price method. The corresponding revenue is recognized as the related performance obligations are satisfied as discussed in the revenue categories above.

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

Contract Assets and Liabilities

The Company recorded $0.1 million of contract assets within other assets on the balance sheet at September 30, 2022. The contract assets represent revenue recognized for performance obligations in advance of cash receipt at the contract level based on the transaction price allocated to the respective performance obligations. The Company did not record any contract assets at December 31, 2021.

The Company’s contract liabilities consist of upfront payments for research and development contracts and maintenance services on instrument sales. Contract liabilities are classified in deferred revenue as current or noncurrent based on the timing of when revenue is expected to be recognized. Contract liabilities were $0.2 million and $0.5 million at September 30, 2022 and December 31, 2021, respectively. Revenue recognized during the nine months ended September 30, 2022 relating to contract liabilities at December 31, 2021 was $0.4 million and related to straight-line revenue recognition associated with maintenance agreements.

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

 At September 30, 2022, capitalized costs to fulfill contracts of less than $0.1 million was included in prepaid and other current assets. At December 31, 2021, capitalized costs to fulfill contracts of $0.1 million was included in prepaid and other current assets and less than $0.1 million was included in other non-current assets.

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

3. Fair Value Measurements

The Company measures the following financial assets at fair value on a recurring basis. There were no transfers between levels of the fair value hierarchy during any of the periods presented. The following tables set forth the Company’s financial assets and liabilities carried at fair value categorized using the lowest level of input applicable to each financial instrument as of September 30, 2022 and December 31, 2021 (in thousands):

	Balance at September 30, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Derivative warrant liability	$186	$—	$186	$—
Derivative liability	1,792	—	—	1,792
	$1,978	$—	$186	$1,792

	Balance at December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
US Treasury securities	9,996	9,996	—	—
	$9,996	$9,996	$—	$—

The Company’s cash equivalents and available-for-sale marketable securities were comprised of government securities. Securities are classified as cash equivalents when the original maturities are within 90 days of the purchase dates. The Company also maintains money market accounts classified as restricted cash for $1.1 million at September 30, 2022 and $1.6 million at December 31, 2021 (Note 4).

The Company estimated the fair value of the derivative warrant liability (Note 7) using the Black-Scholes Model, which uses multiple inputs including the Company’s stock price, the exercise price of the warrant, volatility of the Company’s stock price, the risk-free interest rate and the expected term of the warrant.

The Company has a single compound derivative related to its Term Loan Agreement with CRG (the “Term Loan Agreement”) (Note 6), which is required to be re-measured at fair value on a quarterly basis. The fair value of the derivative at September 30, 2022 is $1.8 million and is classified as a non-current liability on the balance sheet at September 30, 2022 to match the classification of the related Term Loan Agreement (Note 6). As of December 31, 2021, the Company had no derivative liability.

The estimated fair value of the derivative at September 30, 2022 was determined using a probability-weighted discounted cash flow model that includes contingent interest payments under the following scenarios:

Probability
4% contingent interest beginning in Q1 2023	50%

The following table provides a roll-forward of the fair value of the derivative liability (in thousands):

Balance at December 31, 2021	$—
Change in fair value of derivative liability	1,675
Balance at June 30, 2022	1,675
Change in fair value of derivative liability	117
Balance at September 30, 2022	$1,792

4. Restricted Cash

The Company is required to maintain security deposits for its operating lease agreements for the duration of the lease agreements. At September 30, 2022, the Company had money market accounts for $1.1 million, which represented collateral as security deposits for its operating lease agreements for two facilities. At December 31, 2021, the Company had money market accounts for $1.6 million, which represented collateral as security deposits for its operating lease agreements for three facilities.

5. Supplemental Balance Sheet Information

Inventories

Inventories are stated at the lower of cost or net realizable value on a first-in, first-out basis and are comprised of the following (in thousands):

	September 30, 2022	December 31, 2021
Raw materials	$2,195	$1,591
Work-in-process	1,231	953
Finished goods	816	1,365
Total inventories, net	$4,242	$3,909

Property and Equipment

Property and equipment consist of the following (in thousands):

	September 30, 2022	December 31, 2021
Office and computer equipment	$749	$749
Software	783	783
Laboratory equipment	5,573	5,507
Furniture	197	197
Manufacturing equipment	1,445	1,445
Manufacturing tooling and molds	478	478
T2-owned instruments and components	7,150	6,668
Leasehold improvements	3,785	3,768
Construction in progress	774	512
	20,934	20,107
Less accumulated depreciation and amortization	(16,200)	(15,432)
Property and equipment, net	$4,734	$4,675

Construction in progress is primarily comprised of equipment that has not been placed in service. T2-owned instruments and components is comprised of raw materials and work-in-process inventory that are expected to be used or used to produce T2-owned instruments, based on the Company’s business model and forecast, and completed instruments that will be used for internal research and development, clinical studies or reagent rental agreements with customers. At September 30, 2022, there was $1.0 million of raw materials or work-in-process inventory in T2-owned instruments and components compared with $1.4 million at December 31, 2021. Completed T2-owned instruments are placed in service once installation procedures are completed and are depreciated over five years. Depreciation expense for T2-owned instruments placed at customer sites pursuant to reagent rental agreements is recorded as a component of cost of product revenue and was immaterial for the three months ended September 30, 2022 and 2021. Depreciation expense for T2-owned instruments placed at customer sites pursuant to reagent rental agreements is recorded as a component of cost of product revenue and was $0.1 million for the nine months ended September 30, 2022 and 2021.

Depreciation expense for T2-owned instruments used for internal research and development and clinical studies is recorded as a component of research and development expense. Depreciation and amortization expense of $0.3 million and $0.3 million was charged to operations for the three months ended September 30, 2022 and 2021, respectively. Depreciation and amortization expense of $0.8 million and $1.0 million was charged to operations for the nine months ended September 30, 2022 and 2021, respectively.

.

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	September 30, 2022	December 31, 2021
Accrued payroll and compensation	$3,894	$3,687
Accrued research and development expenses	1,482	1,250
Accrued professional services	392	384
Accrued interest	1,000	974
Operating lease liabilities	1,295	1,174
Other accrued expenses	468	869
Total accrued expenses and other current liabilities	$8,531	$8,338

6. Notes Payable

Future principal payments on the notes payable are as follows (in thousands):

	September 30, 2022	December 31, 2021
Term Loan Agreement including PIK interest, before unamortized discount and issuance costs	$51,597	$49,364
Less: unaccrued paid-in-kind interest	(2,233)	(1,287)
Less: unamortized discount and deferred issuance costs	(176)	(287)
Total notes payable	$49,188	$47,790

The Term Loan Agreement with CRG is classified as non-current September 30, 2022 and at December 31, 2021, as the Company has sufficient cash and cash equivalents such that the minimum liquidity covenant would not be triggered.

 The Term Loan Agreement includes a subjective acceleration clause whereby an event of default, including a material adverse change in the business, operations, or conditions (financial or otherwise), could result in the acceleration of the obligations under the Term Loan Agreement. As amended in February 2022, the entire principal payment, together with all other outstanding obligations, under the Term Loan Agreement are due and payable upon maturity, December 30, 2023. There were no covenant violations at September 30, 2022. In November 2022, CRG amended the Term Loan Agreement, extending the interest only period and maturity to December 30, 2024.

Term Loan Agreement

In December 2016, the Company entered into a Term Loan Agreement (the “Term Loan Agreement”) with CRG. The Company initially borrowed $40.0 million pursuant to the Term Loan Agreement, which has a six-year term with four years of interest-only payments (through December 30, 2020), after which quarterly principal and interest payments will be due through the maturity date. Interest on the amounts borrowed under the Term Loan Agreement accrues at an annual fixed rate of 11.5%, 3.5% of which may be deferred during the interest-only period by adding such amount to the aggregate principal loan amount. In addition, if the Company achieves certain financial performance metrics, the loan will convert to interest-only until the maturity date, at which time all unpaid principal and accrued unpaid interest will be due and payable. The Company is required to pay CRG a financing fee based on the loan principal amount drawn. The Company is also required to pay a final payment fee of 8.0%, subsequently amended to 10%, of the principal outstanding upon repayment. The Company is accruing the final payment fee as interest expense and it is included as a non-current liability at September 30, 2022 and December 31, 2021 to conform to the classification of the associated debt in those periods.

The Company may prepay all or a portion of the outstanding principal and accrued unpaid interest under the Term Loan Agreement at any time upon prior notice subject to a certain prepayment fee during the first five years of the term and no prepayment fee thereafter. As security for its obligations under the Term Loan Agreement, the Company entered into a security agreement with CRG whereby the Company granted a lien on substantially all of its assets, including intellectual property. The Term Loan Agreement also contains customary affirmative and negative covenants for a credit facility of this size and type, including a requirement to maintain a minimum cash balance of $5.0 million.

In 2019, the Term Loan Agreement was amended to reduce minimum revenue targets, extend the interest-only period and extend the principal repayment. The final payment fee was increased from 8% to 10% of the principal amount outstanding upon repayment. The Company issued to CRG warrants to purchase 11,365 shares of the Company’s common stock (“New Warrants”) (Note 10) at an exercise price of $77.50, with typical provisions for termination upon a change of control or a sale of all or substantially all of the assets of the Company.  The Company also reduced the exercise price for the warrants previously issued to CRG to purchase an aggregate of 10,579 shares of the Company’s common stock to $77.50. All of the New Warrants are exercisable any time prior to September 9, 2029, and all of the previously issued warrants are exercisable any time prior to December 30, 2026.

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

In November 2022, CRG amended the Term Loan Agreement, extending the interest only period and maturity to December 30, 2024.

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

7. Series A Redeemable Convertible Preferred Stock and Related Warrant

On August 15, 2022, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”), pursuant to which we entered into a private placement transaction an aggregate of 3,000 shares of Series A Redeemable Convertible Preferred Stock with a par value of $0.001 per share and a warrant to purchase up to an aggregate of 42,857 shares of common stock of the Company at an exercise price of $7.50 per share (such number of shares and exercise price adjusted for the reverse stock split described in Note 15) for an aggregate subscription amount equal to $0.3 million, before deducting estimated offering expenses payable by the Company. Pursuant to the Purchase Agreement, the Company filed a Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock with the Secretary of State of the State of Delaware designating the rights, preferences and limitations of the Series A Redeemable Convertible Preferred Stock.

Series A Redeemable Convertible Preferred Stock

The Series A Redeemable Convertible Preferred Stock was issued at a price of $100 per share (the Stated Value).

Conversion -The Series A Redeemable Convertible Preferred Stock is convertible at the option of the holder, at any time after the date of the reverse stock split proposed by the board of directors, into that number of shares of common stock (subject to certain beneficial ownership limitations) determined by dividing the stated value of the Series A Redeemable Convertible Preferred Stock share by the conversion price then in effect, rounded down to the nearest whole share (with cash paid in lieu of any fractional shares). The initial conversion price was $7.00 per share, adjusted for the reverse stock split that was effected on October 12, 2022 (the “Conversion Price”).  The Conversion Price will be (1) adjusted proportionately upon occurrence of any subsequent stock splits or stock dividends and (2) lowered to a price per share equal to that of any common stock, convertible securities or option that is subsequently issued or sold by the Company for a price per share less than the Conversion Price in effect immediately prior to such issue or sale; however, the Conversion Price cannot fall below the par value per share of the Common Stock nor exceed ten dollars ($10.00) per share, in each case, as adjusted for the reverse stock split that was effected on October 12, 2022.

Redemption - Series A Redeemable Convertible Preferred Stock do not contain any mandatory redemption provisions. Beginning on the date of the reverse stock split, as proposed by the board of directors (1) the Company may redeem in cash all or any portion of the Series A Redeemable Convertible Preferred Stock at a price per share equal to one hundred and five percent (105%) of the stated value and (2) each holder of Series A Preferred Stock may require the Company to redeem in cash all or any portion of the Series A Redeemable Convertible Preferred Stock held by such holder at a price per share equal to one hundred and ten percent (110%) of the stated value. In addition, if the Company’s common shares become delisted, the Series A Redeemable Convertible Preferred Stock will automatically be redeemed by the Company at a price per share equal to one hundred and ten percent (110%) of the Stated Value. At September 30, 2022, the Company determined that the Series A Redeemable Convertible Preferred Stock was redeemable and is being carried at its redemption value on the balance sheet, which is equal to its liquidation value under the terms of the certification of designation.

Dividend Rights-Holders of the Series A Redeemable Convertible Preferred Stock are entitled to receive dividends on shares of Series A Redeemable Convertible Preferred Stock equal (on an as-converted to common stock basis) to and in the same form as dividends actually paid on shares of the common stock when, as and if such dividends are paid on shares of the common stock.

Voting Rights -The Series A Redeemable Convertible Preferred Stock will have no voting rights other than the right to vote on certain matters. Each share of Series A Redeemable Convertible Preferred entitles the holder to 1,000,000 votes on a proposal to approve a reverse stock split of the Company’s outstanding common stock (the “Proposal”) and any proposal to adjourn any meeting of stockholders called for the purpose of voting on the Proposal; provided, however, that such shares of Series A Redeemable Convertible Preferred Stock shall be voted in the same proportion as the shares of common stock (excluding any shares of common stock that are not voted) are voted on the Proposal.

Warrant

In connection with the execution of the Securities Purchase Agreement, the Company issued a warrant to purchase 42,857 shares of the Company’s common stock (the “Warrant”) at an exercise price equal to $7.50 per share, subject to adjustments noted below. The Warrant will become exercisable on February 15, 2023 and has a term ending February 15, 2028. At issuance, the Company determined that the Warrant should be classified as a liability because such Warrant could require cash redemption in certain circumstances. Recognition of the warrant liability created a day one loss of $0.1 million. The Warrant is carried at fair value, with changes in fair value recognized in changes in fair value of the derivative warrant liability each reporting period.

The exercise price of the Warrant and the number of shares issuable upon exercise will be adjusted proportionately upon the occurrence of any subsequent stock dividend or stock split of the Company’s common stock. In addition, if at any time the Company grants, issues or sells any common stock equivalents or rights to purchase stock, warrants, securities or other property pro rata to holders of any class of shares of common stock (the “Purchase Rights”), then the Warrant holder will be entitled to acquire, upon the terms applicable to the Purchase Rights, the aggregate Purchase Rights which the holder could have acquired if the holder had held the number of shares of common stock acquirable upon complete exercise of the Warrant (subject to certain beneficial ownership limitations). Furthermore, after the issuance of the Warrant and while it is outstanding, if the Company declares or makes any dividend or other distribution of its assets (or rights to acquire its assets) to holders of shares of common stock, by way of return of capital or otherwise (a “Distribution”), the Warrant holder will be entitled to participate in that Distribution to the same extent that the holder would have participated if the holder had held the number of shares of common stock acquirable upon complete exercise of this Warrant (subject to certain beneficial ownership limitations).

After the occurrence of a Fundamental Transaction, as defined, then, upon any subsequent exercise of the Warrant the holder will, at its option, have the right to receive for each Warrant that would have been issuable upon such exercise immediately prior to the occurrence of the Fundamental Transaction the number of shares of common stock (or its equivalent) of the successor or acquiring corporation or of the Company, if it is the surviving corporation, or such other consideration (the “Alternate Consideration”) receivable as a result of such Fundamental Transaction by a holder of the number of shares of common stock for which the Warrant is exercisable immediately prior to the Fundamental Transaction. For purposes of any such exercise, the determination of the exercise price will be appropriately adjusted to apply to such Alternate Consideration based on the amount of Alternate Consideration issuable in respect of one share of common stock in such Fundamental Transaction, and the Company will apportion the exercise price among the Alternate Consideration in a reasonable manner reflecting the relative value of any different components of the Alternate Consideration. If holders of common stock are given any choice as to the securities, cash or property to be received in a Fundamental Transaction, then the Warrant holder will be given the same choice as to the Alternate Consideration it receives upon any exercise of this Warrant following such Fundamental Transaction.

While any Warrant is outstanding, if the Company issues or sells, any common stock, convertible securities or options, for a consideration per share (the “New Issuance Price”) less than a price equal to the exercise price of the Warrant in effect immediately prior to such issue or sale (a “Dilutive Issuance”), then immediately after the Dilutive Issuance, the exercise price then in effect will be reduced to an amount equal to the New Issuance Price.

If at the time of a Warrant’s exercise there is no effective registration statement registering, or no current prospectus available for, the resale of the Warrant Shares by the holder, then the Warrant may also be exercised, in whole or in part, at such time by means of a “cashless exercise”.

8. Stockholders’ Deficit

Shares Authorized

In July 2021, the Company’s shareholders approved an increase in the number of authorized shares of the Company’s common stock from 200,000,000 to 400,000,000.

Equity Distribution Agreement

On March 31, 2021, the Company entered into a Sales Agreement with Canaccord (“New Sales Agreement”), as agent, pursuant to which the Company may offer and sell shares of its common stock, for aggregate gross sale proceeds of up to $75.0 million from time to time from the effective date of the respective registration statement through Canaccord.

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

Under the New Sales Agreement, the Company sold 3,668,784 shares for net proceeds of $28.1 million during the nine months ended September 30, 2022 and 336,188 shares for net proceeds of $20.0 million during the nine months ended September 30, 2021.

Under the New Sales Agreement, the Company sold 3,080,451 shares for net proceeds of $22.2 million during the three months ended September 30, 2022 and did not sell any shares during the three months ended September 30, 2021.

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

The number of shares reserved for future issuance under the 2014 Plan is the sum of (1) 16,470 shares, (2) any shares that were granted under the 2006 Plan which are forfeited, lapse unexercised or are settled in cash subsequent to the effective date of the 2014 Plan and (3) an annual increase on the first day of each calendar year beginning January 1, 2015 and ending on January 1, 2026, equal to the lesser of (A) 4% of the shares outstanding (on an as-converted basis) on the final day of the immediately preceding calendar year and (B) such smaller number of shares determined by the Company’s board of directors; provided, however, no more than 700,000 shares may be issued upon the exercise of incentive stock options. As of September 30, 2022, there were 52,676 shares available for future grant under the 2014 Plan.

Inducement Award Plan

The Company’s Amended and Restated Inducement Award Plan (“Inducement Plan”), which was adopted in March 2018 and most recently amended and restated in January 2020, provides for the grant of equity awards to new employees, including options, restricted stock awards, restricted stock units, performance awards, dividend equivalent awards, stock payment awards and stock appreciation rights. The aggregate number of shares of common stock which may be issued or transferred pursuant to awards under the Inducement Plan is 192,500 shares. Any awards that forfeit, expire, lapse, or are settled for cash without the delivery of shares to the holder are available for the grant of an award under the Inducement Plan. Any shares repurchased by or surrendered to the Company that are returned shall be available for the grant of an award under the Inducement Plan. The payment of dividend equivalents in cash in conjunction with any outstanding award shall not be counted against the shares available for issuance under the Inducement Plan. As of September 30, 2022, there were 84,501 shares available for future grant under the Inducement Plan.

Stock Options

During the nine months ended September 30, 2022 and 2021, the Company granted stock options with an aggregate fair value of $0.6 million and $1.1 million, respectively, which are being amortized into compensation expense over the vesting period of the options as the services are being provided.

The following is a summary of option activity under the Stock Incentive Plans and Inducement Plan (in thousands, except share and per share amounts):

	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value
Outstanding at December 31, 2021	197,171	$143.96	7.09	$51
Granted	33,520	21.50
Exercised	—	—	—	—
Forfeited	(25,608)	42.64
Cancelled	(11,863)	119.60
Outstanding at September 30, 2022	193,220	$137.64	6.78	$—
Exercisable at September 30, 2022	127,461	$186.38	5.90	$—
Vested or expected to vest at September 30, 2022	182,864	$143.27	6.66	$—

There were no options exercised in the nine months ended September 30, 2022 and 1,566 options exercised in the nine months ended September 30, 2021. The weighted-average grant date fair values of stock options granted in the nine month periods ended September 30, 2022 and 2021 were $17.58 per share and $54.77 per share, respectively, and were calculated using the following estimated assumptions:

	Nine Months Ended
	September 30,
	2022	2021
Weighted-average risk-free interest rate	2.27%	0.92%
Expected dividend yield	—%	—%
Expected volatility	106%	104%
Expected terms	6.0 years	6.0 years

The total fair values of options that vested during the nine months ended September 30, 2022 and 2021 were $1.4 million and $2.1 million, respectively.

As of September 30, 2022, there was $2.1 million of total unrecognized compensation cost related to non-vested stock options granted under the Stock Incentive Plans and Inducement Plan. Total unrecognized compensation cost will be adjusted for future changes in the estimated forfeiture rate. The Company expects to recognize that cost over a remaining weighted-average period of 2.1 years as of September 30, 2022.

Restricted Stock Units

During the nine months ended September 30, 2022, the Company awarded restricted stock units to certain employees and directors at no cost to them. The restricted stock units, excluding any restricted stock units with market conditions, vest through the passage of time, assuming continued service. Restricted stock units are not included in issued and outstanding common stock until the underlying shares are vested and released. The fair value of the restricted stock units, at the time of the grant, is expensed on a straight line basis. The granted restricted stock units had an aggregate fair value of $3.7 million, which are being amortized into compensation expense over the vesting period of the restricted stock units as the services are being provided.

The following is a summary of restricted stock unit activity under the 2014 Plan:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Nonvested at December 31, 2021	142,434	$91.77
Granted	160,575	22.79
Vested	(50,352)	93.13
Forfeited	(28,355)	42.40
Nonvested at September 30, 2022	224,302	$48.32

As of September 30, 2022, there was $8.5 million of total unrecognized compensation cost related to nonvested restricted stock units granted. Total unrecognized compensation cost will be adjusted for future changes in the estimated forfeiture rate. The Company expects to recognize that cost over a remaining weighted-average period of 1.7 years, as of September 30, 2022.

Employee Stock Purchase Plan

Under the 2014 Employee Stock Purchase Plan (the “2014 ESPP”) participants may purchase the Company’s common stock during semi-annual offering periods at 85% of the lower of (i) the market value per share of common stock on the first day of the offering period or (ii) the market value per share of the common stock on the purchase date. Each participant can purchase up to a maximum of $25,000 per calendar year in fair market value as calculated in accordance with applicable tax rules. The first offering period began on August 7, 2014. Stock-based compensation expense from the 2014 ESPP for the three months ended September 30, 2022 and 2021 was approximately $0.1 million. Stock-based compensation expense from the 2014 ESPP for the nine months ended September 30, 2022 and 2021 was approximately $0.3 million and $0.3 million, respectively.

The 2014 ESPP, which was amended and restated effective August 6, 2020, provides for the issuance of up to 90,478 shares of the Company’s common stock to eligible employees. At September 30, 2022, there were 29,181 shares available for issuance under the 2014 ESPP.

Stock-Based Compensation Expense

The following table summarizes the stock-based compensation expense resulting from awards granted under Stock Incentive Plans, the Inducement Plan and the 2014 ESPP, that was recorded in the Company’s results of operations for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of product revenue	$64	$40	$309	$211
Research and development	230	269	851	707
Selling, general and administrative	1,060	2,114	4,280	4,655
Total stock-based compensation expense	$1,354	$2,423	$5,440	$5,573

For the three and nine months ended September 30, 2022 and 2021, stock-based compensation expenses capitalized as part of inventory or T2Dx instruments and components were immaterial.

In July 2021, a previous director of the Company resigned. In conjunction with his resignation, all of the director’s outstanding options vested in full and the exercise term was extended to the final expiration date for each respective outstanding option. Additionally, the non-vested restricted stock units granted to the director in June 2021 vested in full upon his resignation. These were accounted for as Type I equity modifications for the accelerated vesting and Type III equity modifications for the extended exercise period and resulted in an increase of $0.8 million to stock-based compensation expense for the three and nine months ended September 30, 2021. Included within selling, general and administrative above for the three and nine months ended September 30, 2021 is $0.6 million and $0.2 million related to the Type I modification and the Type III modification, respectively, from the director’s resignation.

10. Warrants associated with Term Loan

In connection with the Term Loan Agreement entered into in December 2016, the Company issued to CRG warrants to purchase a total of 10,579 shares of the Company’s common stock. The warrants are exercisable any time prior to December 30, 2026 at a price of $77.50 per share, with typical provisions for termination upon a change of control or a sale of all or substantially all of the assets of the Company. These warrants remain outstanding as of September 30, 2022 and December 31, 2021.

In connection with a 2019 amendment of the Term Loan Agreement, the Company issued to CRG warrants to purchase 11,365 shares of the Company’s common stock (“New Warrants”) at an exercise price of $77.50, with typical provisions for termination upon a change of control or a sale of all or substantially all of the assets of the Company. All of the New Warrants are exercisable any time prior to September 9, 2029. The New Warrants remain outstanding as of September 30, 2022.

11. Net Loss Per Share

The Company applies the two-class method for computing earnings per share because its Series A redeemable convertible preferred stock and the warrants issued with that preferred stock are participating securities. Under the two-class method, net income for the period is allocated between common stockholders and the participating securities according to dividends declared, if any, and participation rights in undistributed earnings. Because the Company incurred a net loss for the three and nine months ended September 30, 2022, and the holders of the participating securities do not have the contractual obligation to share in the losses of the Company on a basis that is objectively determinable, none of the net loss attributable to common stockholders was allocated to the participating securities when computing earnings per share.

The net loss attributable to common stockholders was increased by $0.3 million to reflect the deemed dividend paid to holders of the Series A redeemable convertible preferred stock to accrete the carrying amount of that preferred stock to its redemption value.

The following shares were excluded from the calculation of diluted net loss per share applicable to common stockholders, prior to the application of the treasury stock or if-converted methods, because their effect would have been anti-dilutive for the periods presented:

	Three and Nine Months Ended September 30,
	2022	2021
Options to purchase common shares	193,220	186,352
Restricted stock units	224,302	134,599
Warrants to purchase common stock	64,801	21,944
Series A redeemable convertible preferred stock	3,000	—
Total	485,323	342,895

Note that the net loss per share computations for all periods presented reflect the changes in the number of shares resulting from the 50 to 1 reverse stock split that was approved by shareholders on October 11, 2022 and became effective as of October 12, 2022.  The number of shares of common stock issued and outstanding immediately before the reverse stock split was 352,957,478; the number of shares outstanding immediately after the reverse split was 7,059,144, a decrease of 345,898,334 shares.

12. U.S. Government Contract

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

In September 2022, BARDA exercised Option 3 and agreed to provide an additional $3.7 million in funding for the multiple-year cost-share contract. The additional funding under Option 3 will be used to advance the U.S. clinical trials for the T2Biothreat® Panel and T2Resistance® Panel, and to file submissions to the FDA for U.S. regulatory clearance.

The Company recorded contribution revenue of $1.0 million and $3.1 million for the three months ended September 30, 2022 and 2021, respectively, under the BARDA contract. The Company recorded contribution revenue of $7.8 million and $8.4 million for the nine months ended September 30, 2022 and 2021, respectively, under the BARDA contract.

The Company had no outstanding accounts receivable at September 30, 2022 and accounts receivable of $1.9 million at December 31, 2021, respectively, under the BARDA contract.

13. Leases

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

In May 2013, the Company entered into an operating lease for additional office, laboratory and manufacturing space in Wilmington, Massachusetts. In August 2018, the Company entered into an amendment to extend the term to December 2020. In October 2020, the Company entered into an amendment to extend the term to December 31, 2022. In September 2022, the Company entered into an amendment to extend the term to December 31, 2024. This amendment resulted in an increase to the operating lease right-of-use assets and lease liability accounts on the balance sheet of $0.2 million at September 30, 2022.

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

In November 2014, the Company entered into a lease for additional laboratory space in Lexington, Massachusetts. The lease term commenced in April 2015 and extended for six years. The rent expense, inclusive of the escalating rent payments, is recognized on a straight-line basis over the lease term. As an incentive to enter into the lease, the landlord paid approximately $1.4 million of the $2.2 million space build-out costs. The unamortized balance of the lease incentive as of January 1, 2019 was reclassified as a reduction to the initial recognition of the right-of-use asset related to this lease. In connection with this lease agreement, the Company paid a security deposit of $281,000, which was recorded as a component of both prepaid expenses and other current assets and other assets in the condensed consolidated balance sheets at December 31, 2019. In October 2020, the Company entered into an amendment to extend the term of the lease to October 31, 2025. In accordance with this amendment, the Company paid a replacement security deposit of $130,977, which is classified as restricted cash at September 30, 2022 and December 31, 2021 and received the initial $281,000 security deposit in return.

In September 2021, the Company entered into a lease for office, research, laboratory and manufacturing space in Billerica, Massachusetts. The lease has a term of 126 months from the commencement date. At September 30, 2022, there is no effect on the operating lease right-of-use assets and lease liability accounts. The Company opened a money market account for $1.0 million, which represents collateral as a security deposit for this lease and is classified as restricted cash at September 30, 2022. Occupancy of the building has been delayed due to disagreement between the Company and the landlord as to the parties’ obligations under the lease agreement. Negotiations are on-going. The Company believes that a liability is reasonably possible but not probable. An estimate of the possible loss or range of loss cannot be made at this time.

Operating leases are amortized over the lease term and included in costs and expenses in the condensed consolidated statement of operations and comprehensive loss. Variable lease costs are recognized in costs and expenses in the condensed consolidated statement of operations and comprehensive loss as incurred.

14. Commitments and Contingencies

License Agreement

In 2006, the Company entered into a license agreement with a third party, pursuant to which the third party granted the Company an exclusive, worldwide, sublicenseable license under certain patent rights to make, use, import and commercialize products and processes for diagnostic, industrial and research and development purposes. The Company agreed to pay an annual license fee ranging from $5,000 to $25,000 for the royalty‑bearing license to certain patents. The Company also issued a total of 1,693 shares of common stock pursuant to the agreement in 2006 and 2007, which were recorded at fair value at the date of issuance. The Company is required to pay royalties on net sales of products and processes that are covered by patent rights licensed under the agreement at a percentage ranging between 0.5% - 3.5%, subject to reductions and offsets in certain circumstances, as well as a royalty on net sales of products that the Company sublicenses at 10% of specified gross revenue. Royalties that became due under this agreement for the three months ended September 30, 2022 and 2021 were immaterial. Royalties that became due under this agreement for the nine months ended September 30, 2022 and 2021 were $0.1 million.

15. Subsequent Events

Equity Distribution Agreement

Subsequent to September 30, 2022, the Company sold 256,628 shares for net proceeds of $0.7 million under the New Sales Agreement.

Reverse Stock Split

On October 11, 2022, at the Company’s annual meeting of stockholders, the Company’s stockholders approved an amendment to the Company’s restated certificate of incorporation to effect a reverse stock split of the Company’s common stock. Following the receipt of the stockholders’ approval, the Company’s board of directions approved the reverse stock split at the ratio of 1 post-split share for every 50 pre-split shares, and the amendment to the Company’s restated certificate of incorporation became effective as of October 12, 2022. As a result of the reverse stock split, every 50 shares of issued and outstanding common stock of the Company were automatically reclassified and combined into 1 share of common stock, with any fractional interest in shares being paid out in cash. Immediately after the reverse stock split became effective, the Company had approximately 7,059,144 shares of common stock issued and outstanding. As a result of the reverse split, there was an adjustment of 50 shares for rounding. All common stock amounts and references have been retroactively adjusted for all figures presented to reflect this split unless specifically stated otherwise.

Securities Purchase Agreement

 On October 26, 2022, the private investor in the Company’s Series A redeemable convertible preferred stock redeemed all 3,000 shares of the Series A redeemable convertible preferred stock for an aggregate amount of $0.3 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements about us and our industry within the meaning of the Private Securities Litigation Reform Act of 1955, as amended. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including, without limitation, statements regarding our future results of operations and financial position, business strategy, prospective products and product candidates, their expected performance and impact on healthcare costs, marketing clearance from the FDA, reimbursement for our product candidates, research and development costs, timing of regulatory filings, timing and likelihood of success, plans and objectives of management for future operations, availability of raw materials and components for our products, availability of funding for such operations and future results of anticipated products, are forward-looking statements. These statements are neither promises nor guarantees, but involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

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

We have never been profitable and have incurred net losses in each year since inception. Our accumulated deficit at September 30, 2022 was $524.1 million and we have experienced net cash outflows from operating activities over the past years. Substantially all of our net losses resulted from costs incurred in connection with our research and development programs and from selling, general and administrative costs associated with our operations. We have incurred significant commercialization expenses related to product sales, marketing, manufacturing and distribution of our FDA-cleared products, the T2Dx Instrument, T2Candida Panel and T2Bacteria Panel. In addition, we will continue to incur significant costs and expenses as we continue to develop other product candidates, improve existing products and maintain, expand and protect our intellectual property portfolio. We may seek to fund our operations through public equity or private equity or debt financings, as well as other sources. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements, if and when needed, would have a negative impact on our business, results of operations and financial condition and our ability to develop, commercialize and drive adoption of the T2Dx Instrument, T2Candida, T2Bacteria, T2Resistance, T2SARS-CoV-2 and future products.

We are subject to a number of risks similar to other early commercial stage life science companies, including, but not limited to commercially launching our products, development and market acceptance of our product candidates, development by our competitors of new technological innovations, protection of proprietary technology, and raising additional capital.

The COVID-19 pandemic has impacted and may continue to impact our operations. Although we did not see any material impact to accounts receivable during the three and nine month period ended September 30, 2022, our exposure may increase if our customers continue to be adversely affected by the COVID-19 pandemic, including as a result of the spread of variants of the virus. Customers may reduce their purchases of products, depending on their needs and cash flow, which could negatively impact revenue. Our customers may cease to comply with the terms of our sales agreements and this may impact our ability to recognize revenue and hinder receivables collections. We have a significant development contract with BARDA, as described further below, and should BARDA reduce, cancel or not grant additional milestone projects, our ability to continue our future product development may be impacted. Our shipping carrier’s ability to deliver our products to customers may be disrupted. We have reviewed our suppliers and quantities of key materials and believe we have sufficient stocks and alternate sources of critical materials should our supply chains continue to be disrupted, although raw materials and plastics for the manufacturing of reagents and consumables are in high demand, and interruptions in supply are difficult to predict.

On August 9, 2022, the Company announced it was exploring the potential to develop a rapid molecular diagnostic test for detection of the monkeypox virus, including technical and commercial feasibility. While the Company believes it is technically feasible, it has concluded that the current market opportunity does not currently support the investment of time and resources in developing a rapid molecular diagnostic test for detection of the monkeypox virus.

In the third quarter of 2021, we signed a lease for the purpose of consolidating our existing operations into a single 70,000 square foot, state-of-the-art life sciences facility in Billerica, Massachusetts, to accommodate current and future growth. Occupancy of the building has been delayed due to disagreement between Management and the landlord as to the parties’ obligations under the lease agreement. Negotiations are on-going. We believe that a liability is reasonably possible but not probable. An estimate of the possible loss or range of loss cannot be made at this time.

We believe that our cash, cash equivalents, and restricted cash of $21.5 million at September 30, 2022 will not be sufficient to fund our current operating plan for at least a year from issuance of these financial statements unless additional funds are raised. Absent any reductions in current operating expenses, the Company believes it will require additional financing during the first quarter of 2023. Certain elements of our operating plan cannot be considered probable.

The Term Loan Agreement with CRG Servicing LLC (“CRG”) (Note 6) has a minimum liquidity covenant which requires us to maintain a minimum cash balance of $5.0 million. There can be no assurances that we will continue to be in compliance with the cash covenant in future periods without additional funding.

In February 2022, CRG amended the Term Loan Agreement extending the interest only period and maturity to December 30, 2023. In November 2022, CRG amended the Term Loan Agreement, extending the interest only period and maturity to December 30, 2024.

On March 31, 2022, BARDA, part of the Office of the Assistant Secretary for Preparedness and Response at the U.S. Department of Health and Human Services exercised Option 2B under our existing multiple-year cost-share agreement with BARDA and the Company and is providing an additional $4.4 million in funding to us. The total potential BARDA funding if all contract options are exercised is $69.0 million.

The option exercise occurred simultaneously on March 31, 2022 with a modification to the BARDA Contract to make immaterial changes to, among other things, the statement of work. The modification does not change the overall total potential value of the BARDA agreement.

In September 2022, BARDA exercised Option 3 under our existing multiple-year cost-share agreement and agreed to provide an additional $3.7 million in funding. The additional funding under Option 3 will be used to advance the U.S. clinical trials for the T2Biothreat® Panel and T2Resistance® Panel and to file submissions to the FDA for U.S. regulatory clearance.

On November 5, 2021, we received a letter from The Nasdaq Stock Market LLC (“Nasdaq”) indicating that we were not in compliance with the requirement of Nasdaq Listing Rule 5450(a)(1) for continued listing on the Nasdaq Global Market as a result of the closing bid price of our common stock being below $1.00 per share for thirty consecutive business days (the “Bid Price Rule”). Under the Nasdaq rules, we had 180 days (or until May 4, 2022) to regain compliance by maintaining a minimum closing bid price of $1.00 per share of our common stock for at least ten consecutive trading days during such compliance period. On May 5, 2022, we received a letter from Nasdaq informing us that our shares of common stock have failed to comply with the Bid Price Rule for continued listing and, as a result, our shares were subject to delisting. The letter further stated that we may appeal the Nasdaq Staff delisting determination to a Nasdaq listing qualifications hearings panel (the “Panel”).

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

On October 11, 2022, at the annual meeting of stockholders, our stockholders approved an amendment to our restated certificate of incorporation to effect a reverse stock split of our common stock. Following the receipt of the stockholders’ approval, our board of directors approved the reverse stock split ratio at the ratio of 1 post-split share for every 50 pre-split shares, which was effective as of October 12, 2022. On October 31, 2022, we received a letter from Nasdaq informing us that we regained compliance with the Bid Price Rule. All common stock amounts and references in this Quarterly Report have been retroactively adjusted for all figures presented to reflect this split unless specifically stated otherwise.

On July 22, 2022, we received a letter from the Nasdaq indicating that, for the last thirty-five consecutive business days, the Market Value of Listed Securities, as defined by Nasdaq (“MVLS”) had been below the $35 million minimum requirement for continued listing on The Nasdaq Capital Market under Nasdaq Listing Rule 5550(b)(2). In accordance with Nasdaq Listing Rule 5810(c)(3)(C), we have been provided an initial period of 180 calendar days, or until January 18, 2023, to regain compliance. The letter states that the Nasdaq staff will provide written notification that we have achieved compliance with Rule 5550(b)(2) if at any time before January 18, 2023, we maintain our MVLS at $35 million or more for a minimum of ten consecutive business days. The Nasdaq Staff Deficiency Letter has no immediate effect on the listing or trading of our common stock.  If compliance is not achieved by January 18, 2023, we expect that Nasdaq would provide written notification to us that our securities are subject to delisting. We will continue to monitor our MVLS and consider our available options to regain compliance with the Nasdaq minimum MVLS requirements, which may include applying for an extension of the compliance period or appealing to a Nasdaq Hearings Panel. On August 24, 2022, in a Compliance Notice, the Nasdaq notified us that, from August 10, 2022 to August 23, 2022, our MVLS had been $35 million or greater and, accordingly, we had regained compliance with Rule 5550(b)(2) and that the matter was now closed.

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

Interest expense

Interest expense consists primarily of interest expense on our notes payable, the amortization of deferred financing costs and debt discount.

Change in fair value of derivative instrument

The change in fair value of the derivative consists of the change in fair value of the derivative associated with the CRG Term Loan Agreement.

Change in fair value of derivative warrant liability

The change in fair value of the derivative consists of the change in fair value of the derivative warrant liability associated with the Securities Purchase Agreement.

Other income (expense), net

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

Results of Operations for the Three Months Ended September 30, 2022 and 2021

	Three Months Ended September 30,
	2022	2021	Change
	(in thousands)
Revenue:
Product revenue	$2,641	$4,306	$(1,665)
Contribution revenue	1,036	3,122	(2,086)
Total revenue	3,677	7,428	(3,751)
Costs and expenses:
Cost of product revenue	6,085	4,720	1,365
Research and development	6,375	6,384	(9)
Selling, general and administrative	7,017	8,536	(1,519)
Total costs and expenses	19,477	19,640	(163)
Loss from operations	(15,800)	(12,212)	(3,588)
Other income (expense):
Interest income	1	6	(5)
Interest expense	(1,560)	(1,919)	359
Change in fair value of derivative instrument	(117)	—	(117)
Change in fair value of derivative warrant liability	179	—	179
Other income (expense), net	(78)	163	(241)
Total other expense	(1,575)	(1,750)	175
Net loss	$(17,375)	$(13,962)	$(3,413)

Product revenue

Product revenue was $2.6 million for the three months ended September 30, 2022 compared to $4.3 million for the three months ended September 30, 2021, a decrease of $1.7 million, which was driven by lower consumables sales of $2.0 million mostly due to a decrease in sales of T2SARS-CoV-2, offset by higher T2Dx sales of $0.3 million.

Contribution revenue

Contribution revenue relates to our BARDA agreement and was $1.0 million for the three months ended September 30, 2022, compared to $3.1 million for the three months ended September 30, 2021. The decrease of $2.1 million was due to timing of the contract activity and the option amounts.

Cost of product revenue

Cost of product revenue was $6.1 million for the three months ended September 30, 2022, compared to $4.7 million for the three months ended September 30, 2021, an increase of $1.4 million. The increase was driven by $2.4 million of higher costs due to the effect of a change in build plan and manufacturing inefficiencies and $0.3 million of costs related to higher instrument sales, partially offset by $1.0 million of decreased costs related to lower consumable sales, $0.1 million of lower service and repair costs, $0.1 million of lower royalties, and $0.1 million of lower shipping and other costs.

Research and development expenses

Research and development expenses were $6.4 million for the three months ended September 30, 2022 and 2021. Clinical-related expenses increased by $0.9 million primarily for our T2Resistance Panel 510(k) Study and T2Biothreat Panel, and internal usage for our T2Resistance research and development projects increased by $0.8 million. These increases were offset by decreased lab and facility expenses of $0.9 million primarily due to BARDA and less IT support services, decreased materials costs of $0.4 million, decreased consulting expenses of $0.2 million for BARDA, and decreased stock based compensation expenses of $0.2 million.

Selling, general and administrative expenses

Selling, general and administrative expenses were $7.0 million for the three months ended September 30, 2022, compared to $8.5 million for the three months ended September 30, 2021, a decrease of $1.5 million. The decrease was driven by lower stock based compensation expenses of $1.1 million primarily due to the $0.8 million equity modification recorded in the third quarter of 2021 upon a previous director’s resignation, lower consulting expenses of $0.3 million due to the timing of the annual meeting and the 2021 payments associated with a previous director’s resignation, and lower payroll related expenses of $0.2 million due to lower 2022 quarter-to-date average headcount, partially offset by $0.1 million of increased travel expenses due to increased tradeshows and conferences.

Interest income

Interest income was immaterial for the three months ended September 30, 2022 and 2021.

Interest expense

Interest expense was $1.6 million for the three months ended September 30, 2022, compared to $1.9 million for the three months ended September 30, 2021, a decrease of $0.3 million, primarily due to amortization of the debt discount and the final fee interest associated with the CRG Term Loan Agreement (Note 6).

Change in fair value of derivative instrument

The change in fair value of the derivative instrument associated with the CRG Term Loan Agreement (Note 6) was $0.1 million of expense for the three months ended September 30, 2022. There was no derivative liability recorded at September 30, 2021 as we had achieved the only remaining revenue covenant in June 2021 and had sufficient cash and cash equivalents that the minimum liquidity covenant would not be triggered, relieving the derivative liability.

Change in fair value of derivative warrant liability

The change in fair value of the derivative warrant liability associated with the Securities Purchase Agreement (Note 7) was a $0.2 million reduction of expense for the three months ended September 30, 2022. There was no derivative warrant liability recorded at September 30, 2021.

Other income (expense), net

Other income (expense), net, was expense of $0.1 million for the three months ended September 30, 2022 primarily due to the loss recorded upon issuance of the Series A redeemable convertible preferred stock and warrant compared to income of $0.2 million for the three months ended September 30, 2021 primarily from a one-time payment.

Results of Operations for the Nine Months Ended September 30, 2022 and 2021

	Nine Months Ended September 30,
	2022	2021	Change
	(in thousands)
Revenue:
Product revenue	$9,044	$12,634	$(3,590)
Contribution revenue	7,778	8,444	(666)
Total revenue	16,822	21,078	(4,256)
Costs and expenses:
Cost of product revenue	17,371	15,341	2,030
Research and development	21,056	16,448	4,608
Selling, general and administrative	24,071	21,983	2,088
Total costs and expenses	62,498	53,772	8,726
Loss from operations	(45,676)	(32,694)	(12,982)
Other income (expense):
Interest income	6	18	(12)
Interest expense	(4,556)	(5,642)	1,086
Change in fair value of derivative instrument	(1,792)	1,010	(2,802)
Change in fair value of derivative warrant liability	179	—	179
Other income (expense), net	(65)	211	(276)
Total other expense	(6,228)	(4,403)	(1,825)
Net loss	$(51,904)	$(37,097)	$(14,807)

Product revenue

Product revenue was $9.0 million for the nine months ended September 30, 2022 compared to $12.6 million for the nine months ended September 30, 2021, a decrease of $3.6 million, which was driven by lower consumables sales of $4.7 million mostly due to a decrease in sales of T2SARS-CoV-2, offset by higher T2Dx sales of $1.1 million.

Contribution revenue

Contribution revenue relates to our BARDA agreement and was $7.8 million for the nine months ended September 30, 2022 compared to $8.4 million for the nine months ended September 30, 2021. The decrease of $0.6 million was primarily due to decreased contract activity and the amount of the options.

Cost of product revenue

Cost of product revenue was $17.3 million for the nine months ended September 30, 2022, compared to $15.3 million for the nine months ended September 30, 2021, an increase of $2.0 million. The increase in cost was driven by $4.2 million of higher costs due to the effect of a change in build plan and manufacturing inefficiencies, $1.7 million of costs due to higher instrument sales, $0.6 million of higher service and repair costs, $0.2 million of higher shipping and other related expenses, partially offset by $4.5 million of decreased costs related to lower consumable sales, and $0.2 million of lower royalties.

Research and development expenses

Research and development expenses were $21.0 million for the nine months ended September 30, 2022, compared to $16.4 million for the nine months ended September 30, 2021, an increase of $4.6 million. The increase was driven by clinical related expenses of $1.8 million for our T2Resistance Panel 510(k) Study and T2Biothreat Panel, internal usage of $1.3 million primarily for T2Resistance research and development projects, higher payroll related expenses of $0.8 million and stock based compensation expenses of $0.2 million due to a higher 2022 year-to-date average headcount, higher materials costs of $0.6 million and consulting expenses of $0.3 million primarily for BARDA, partially offset by a decrease of $0.1 million in lab and facility expenses related to less IT support services.

Selling, general and administrative expenses

Selling, general and administrative expenses were $24.1 million for the nine months ended September 30, 2022, compared to $22.0 million for the nine months ended September 30, 2021, an increase of $2.1 million. The increase was driven by a $1.5 million increase in payroll related expenses due to higher year-to-date average headcount, $0.5 million of increased travel primarily from higher average sales headcount, tradeshows and conferences, $0.4 million of increased marketing expenses primarily for tradeshows and conferences, and other expenses of $0.1 million for software, professional dues and equipment to support the higher 2022 year-to-date average headcount, partially offset by lower stock based compensation expenses of $0.4 million primarily due to the $0.8 million equity modification recorded in the third quarter of 2021 upon a previous director’s resignation, partially offset by the higher 2022 year-to-date average headcount.

Interest income

Interest income was immaterial for the nine months ended September 30, 2022 and 2021.

Interest expense

Interest expense was $4.5 million for the nine months ended September 30, 2022, compared to $5.6 million for the nine months ended September 30, 2021. Interest expense decreased by $1.1 million primarily due to amortization of the debt discount and the final fee interest associated with the CRG Term Loan Agreement.

Change in fair value of derivative instrument

The change in fair value of the derivative instrument was $1.8 million of expense for the nine months ended September 30, 2022 due to the probability of triggering a violation of the minimum liquidity covenant associated with the CRG Term Loan Agreement (Note 6). The change in fair value of the derivative instrument was a $1.0 million reduction of expense for the nine months ended September 30, 2021 as we achieved the only remaining revenue covenant in June 2021 and had sufficient cash and cash equivalents that the minimum liquidity covenant would not be triggered, relieving the derivative liability.

Change in fair value of derivative warrant liability

The change in fair value of the derivative warrant liability associated with the Securities Purchase Agreement (Note 7) was a $0.2 million reduction of expense for the nine months ended September 30, 2022. There was no derivative warrant liability recorded at September 30, 2021.

Other income (expense), net

Other income (expense), net, was expense of $0.1 million for the nine months ended September 30, 2022 primarily due to the loss recorded upon issuance of the Series A redeemable convertible preferred stock and warrant compared to income of $0.2 million for the nine months ended September 30, 2021 primarily from a one-time payment.

Liquidity and Capital Resources

We have incurred losses and cumulative negative cash flows from operations since our inception, and as of September 30, 2022 and December 31, 2021, we had an accumulated deficit of $524.1 million and $472.2 million, respectively. Having obtained clearance from the FDA and a CE mark in Europe to market the T2Dx Instrument, T2Candida Panel, and T2Bacteria Panel, we have incurred significant commercialization expenses related to product sales, marketing, manufacturing and distribution. We may seek to continue to fund our operations through public equity or private equity or debt financings, as well as other sources. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements, if and when needed, would have a negative impact on our business, results of operations and financial condition and our ability to develop and commercialize T2Dx, T2Candida, T2Bacteria, T2SARS-CoV-2 and other product candidates.

Historically, we have funded our operations primarily through our August 2014 initial public offering, our December 2015 public offering, our September 2016 private investment in public equity (“PIPE”) financing, our September 2017 public offering, our June 2018 public offering, our July 2019 establishment of an Equity Distribution Agreement and Equity Purchase Agreement (Note

8), our March 2021 establishment of an Equity Distribution Agreement (Note 8), private placements of redeemable convertible preferred stock and debt financing arrangements.

In July 2021, our shareholders approved an increase in the number of authorized shares of our common stock from 200,000,000 to 400,000,000.

Equity Distribution Agreement

On March 31, 2021, we entered into a Sales Agreement with Canaccord (“New Sales Agreement”), as agent, pursuant to which we may offer and sell shares of common stock, for aggregate gross sale proceeds of up to $75.0 million from time to time from the effective date of the respective registration statement through Canaccord. Under the New Sales Agreement, we sold 3,668,784 shares for net proceeds of $28.1 million during the nine months ended September 30, 2022 and 336,188 shares for net proceeds of $20.0 million during the nine months ended September 30, 2021. Under the New Sales Agreement, we sold 3,080,451 shares for net proceeds of $22.2 million during the three months ended September 30, 2022 and did not sell any shares during the three months ended September 30, 2021.

Subsequent to September 30, 2022, we sold 256,628 shares for net proceeds of $0.7 million under the New Sales Agreement.

We agreed to pay Canaccord for its services of acting as agent 3% of the gross proceeds from the sale of the shares pursuant to the New Sales Agreement. Legal and accounting fees are reclassified to share capital upon issuance of shares under the New Sales Agreements.

Plan of operations and future funding requirements

As of September 30, 2022 and December 31, 2021, we had unrestricted cash and cash equivalents of approximately $21.5 million and $22.2 million, respectively. Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, costs related to our products, clinical trials, laboratory and related supplies, supplies and materials used in manufacturing, legal and other regulatory expenses and general overhead costs.

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

The COVID-19 pandemic has impacted and may continue to impact our operations. Although we did not see any material impact to accounts receivable during the nine months ended September 30, 2022, our exposure may increase if our customers continue to be adversely affected by the COVID-19 pandemic, including as a result of the spread of variants of the virus. Customers may reduce their purchases of products, depending on their needs and cash flow, which could negatively impact revenue. Our customers may cease to comply with the terms of our sales agreements and this may impact our ability to recognize revenue and hinder receivables collections. We have a significant development contract with BARDA and should BARDA reduce, cancel or not grant additional milestone projects, our ability to continue our future product development may be impacted. Our shipping carrier’s ability to deliver our products to customers may be disrupted. We have reviewed our suppliers and quantities of key materials and believe we have sufficient stocks and alternate sources of critical materials should our supply chains continue to be disrupted, although raw materials and plastics for the manufacturing of reagents and consumables are in high demand, and interruptions in supply are difficult to predict.

Going Concern

We believe that our cash, cash equivalents, and restricted cash of $21.5 million at September 30, 2022 will not be sufficient to fund our current operating plan for at least a year from issuance of these financial statements. Absent any reductions in current operating expenses, we believe we will require additional financing during the first quarter of 2023. Certain elements of our operating plan cannot be considered probable.

The Term Loan Agreement with CRG Servicing LLC (“CRG”) (Note 6) has a minimum liquidity covenant which requires us to maintain a minimum cash balance of $5.0 million. There can be no assurances that we will continue to be in compliance with the cash covenant in future periods without additional funding. In February 2022, CRG amended the Term Loan Agreement extending the interest only period and maturity to December 30, 2023. In November 2022, CRG amended the Term Loan Agreement, extending the interest only period and maturity to December 30, 2024.

On November 5, 2021, we received a letter from The Nasdaq Stock Market LLC (“Nasdaq”) indicating that we were not in compliance with the requirement of Nasdaq Listing Rule 5450(a)(1) for continued listing on the Nasdaq Global Market as a result of the closing bid price of our common stock being below $1.00 per share for thirty consecutive business days (the “Bid Price Rule”).

On October 11, 2022, at the annual meeting of stockholders, our stockholders approved an amendment to our restated certificate of incorporation to effect a reverse stock split of our common stock. Following the receipt of the stockholders’ approval, our board of directors approved the reverse stock split ratio at the ratio of 1 post-split share for every 50 pre-split shares, which was effective as of October 12, 2022. On October 31, 2022, we received a letter from Nasdaq informing us that we regained compliance with the Bid Price Rule. See the discussion under “Liquidity and Going Concern” in Note 1 in the notes to the condensed consolidated financial statements for further information.

On July 22, 2022, we received a letter from the Nasdaq indicating that, for the last thirty-five consecutive business days, the Market Value of Listed Securities, as defined by Nasdaq (“MVLS”) had been below the $35 million minimum requirement for continued listing on The Nasdaq Capital Market under Nasdaq Listing Rule 5550(b)(2). In accordance with Nasdaq Listing Rule 5810(c)(3)(C), we have been provided an initial period of 180 calendar days, or until January 18, 2023, to regain compliance. The letter states that the Nasdaq staff will provide written notification that we have achieved compliance with Rule 5550(b)(2) if at any time before January 18, 2023, we maintain our MVLS at $35 million or more for a minimum of ten consecutive business days. The Nasdaq Staff Deficiency Letter has no immediate effect on the listing or trading of our common stock.  If compliance is not achieved by January 18, 2023, we expect that Nasdaq would provide written notification to us that our securities are subject to delisting. We will continue to monitor our MVLS and consider our available options to regain compliance with the Nasdaq minimum MVLS requirements, which may include applying for an extension of the compliance period or appealing to a Nasdaq Hearings Panel. On August 24, 2022, in a Compliance Notice, the Nasdaq notified us that, from August 10, 2022 to August 23, 2022, our MVLS had been $35 million or greater and, accordingly, we had regained compliance with Rule 5550(b)(2) and that the matter was now closed.

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

Cash flows

The following is a summary of cash flows for each of the periods set forth below:

	Nine Months Ended September 30,
	2022	2021
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(40,300)	$(29,032)
Investing activities	9,695	14,990
Financing activities	28,306	20,296
Net change in cash, cash equivalents and restricted cash	$(2,299)	$6,254

Net cash used in operating activities

Net cash used in operating activities was approximately $40.3 million for the nine months ended September 30, 2022, and consisted of a net loss of $51.9 million adjusted for non-cash items including stock-based compensation expense of $5.5 million, a change in fair value of the derivative of $1.8 million, non-cash interest expense of $1.6 million, non-cash lease expense of $0.9 million, depreciation and amortization expense of $0.8 million, a change in fair value of the derivative warrant liability of $0.2 million, loss on issuance of Series A redeemable convertible preferred stock and warrant of $0.1 million and a net change in operating assets and liabilities of $1.1 million. The net change in operating assets and liabilities was primarily driven by a decrease in accounts receivable of $3.6 million due to BARDA payments and the timing and volume of instrument and consumable sales, a decrease in prepaid expenses and other assets of $0.4 million due to timing of deposits for goods and services, an increase in accrued expenses of $0.1 million primarily from accrued clinical for our T2Resistance 510(k) Study, partially offset by a decrease in operating lease liabilities of $0.9 million, a decrease in accounts payable of $0.8 million primarily due to timing of invoices and payments, an increase in inventory of $0.8 million due to securing raw materials and bulk materials purchases for favorable pricing and a decrease in deferred revenue of $0.4 million due to timing of our ratably recognized service agreements.

Net cash used in operating activities was approximately $29.0 million for the nine months ended September 30, 2021, and consisted of a net loss of $37.1 million adjusted for non-cash items including stock-based compensation expense of $5.6 million, non-cash interest expense of $2.8 million, non-cash lease expense of $1.0 million, depreciation and amortization expense of $1.0 million, a change in fair value of the derivative of $1.0 million, amortization of bond premium of $0.1 million and a net change in operating assets and liabilities of $1.4 million. The net change in operating assets and liabilities was primarily driven by an increase of $1.9 million in inventory to support the 2021 build plan, a decrease in operating lease liabilities of $0.8 million, an increase in prepaid expenses and other assets of $0.7 million primarily related to an increase in insurance, increased software subscriptions and the security deposit receivable for one of our operating leases, partially offset by a decrease in accounts receivable of $0.9 million primarily due to the timing and volume of consumable and instrument sales partially offset by an increase in accounts receivable for our BARDA agreement, an increase in accrued expenses of $0.6 million primarily due to the timing and volume of increased research activities, consulting and the employee stock purchase plan, and an increase in accounts payable of $0.5 million due to timing of payments.

Net cash provided by investing activities

Net cash provided by investing activities was $9.7 million for the nine months ended September 30, 2022, and primarily consisted of proceeds from sales of marketable securities of $10.0 million, partially offset by equipment purchases of $0.3 million.

Net cash provided by investing activities was approximately $15.0 million for the nine months ended September 30, 2021, and primarily consisted of proceeds from maturities of marketable securities of $15.3 million, partially offset by equipment purchases of $0.3 million.

Net cash provided by financing activities

Net cash provided by financing activities was approximately $28.3 million for the nine months ended September 30, 2022, and consisted primarily of proceeds from sales of our common stock under the New Sales Agreement, net of issuance costs, of $28.1 million, proceeds from issuance of Series A redeemable convertible preferred stock and warrant of $0.3 million, proceeds from issuance of shares under our 2014 Employee Stock Purchase Plan of $0.1 million, offset by payment of employee restricted stock tax withholdings of $0.2 million.

Net cash provided by financing activities was approximately $20.3 million for the nine months ended September 30, 2021, and consisted primarily of proceeds from sales of our common stock under the Sales Agreement, net of issuance costs, of $20.0 million, and of proceeds from issuance of shares under our 2014 Employee Stock Purchase Plan and stock option exercises of $0.3 million.

Borrowing Arrangements

Term Loan Agreement

In December 2016, we entered into a Term Loan Agreement with CRG. We borrowed $40.0 million pursuant to the Term Loan Agreement. Interest on the amounts borrowed under the Term Loan Agreement accrues at an annual fixed rate of (a) prior to the Approval Milestone (as defined therein), 12.50%, 4.0% of which may be deferred during the interest-only period by adding such amount to the aggregate principal loan amount and (b) following the Approval Milestone, 11.50%, 3.5% of which may be deferred during the interest-only period by adding such amount to the aggregate principal loan amount. In addition, if we achieve certain financial performance metrics, the loan will convert to interest-only until the maturity date, at which time all unpaid principal and accrued unpaid interest will be due and payable. We are required to pay CRG a financing fee based on the loan principal amount drawn. We are also required to pay a final payment fee of 8%, subsequently amended to 10%, of the principal outstanding upon repayment. We are accruing the final payment fee as interest expense and it is included as a non-current liability at September 30, 2022 and December 31, 2021 on the balance sheet.

The Term Loan Agreement with CRG is classified as non-current at September 30, 2022 and December 31, 2021 as we have sufficient cash and cash equivalents that the minimum liquidity covenant would not be triggered. We have assessed the classification of the note payable as non-current based on facts and circumstances as of the date of this filing, specifically as it relates to the probability of triggering the minimum liquidity covenant. Management continues to reassess at each balance sheet and filing date based on facts and circumstances and can provide no assurances regarding the probability of meeting its minimum liquidity covenant in future periods.

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

In 2019, the Term Loan Agreement was amended to reduce minimum revenue targets, extend the interest-only period and extend the principal repayment. The final payment fee was increased from 8% to 10% of the principal amount outstanding upon repayment. We issued to CRG warrants to purchase 11,365 shares of the Company’s common stock (“New Warrants”) (Note 10) at an exercise price of $77.50, with typical provisions for termination upon a change of control or a sale of all or substantially all of the assets of the Company.  We also reduced the exercise price for the warrants previously issued to CRG to purchase an aggregate of 10,579 shares of our common stock to $77.50. All of the New Warrants are exercisable any time prior to September 9, 2029, and all of the previously issued warrants are exercisable any time prior to December 30, 2026.

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

In November 2022, CRG amended the Term Loan Agreement, extending the interest only period and maturity to December 30, 2024.

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

Securities Purchase Agreement

On August 15, 2022, we entered into a securities purchase agreement (the “Securities Purchase Agreement”), pursuant to which we issued in a private placement transaction an aggregate of 3,000 shares of Series A Redeemable Convertible Preferred Stock with a par value of $0.001 per share and a warrant to purchase up to an aggregate of 42,857 shares of our common stock at an exercise price of $7.50 per share for an aggregate subscription amount equal to $0.3 million, before deducting estimated offering expenses payable. The Series A Redeemable Convertible Preferred Stock was issued at a price of $100 per share (the Stated Value). Pursuant to the

Purchase Agreement, we filed a Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock with the Secretary of State of the State of Delaware designating the rights, preferences and limitations of the Series A Redeemable Convertible Preferred Stock. On October 26, 2022, the private investor in our Series A Redeemable Convertible Preferred Stock redeemed all 3,000 shares of the Series A Redeemable Convertible Preferred Stock for an aggregate amount of $330,000.

In connection with the execution of the Securities Purchase Agreement, we also issued a warrant to purchase 42,857 shares of our common stock (the “Warrant Shares”) at an exercise price equal to $7.50 per share, subject to adjustments noted below. The Warrant will become exercisable on February 15, 2023 and has a term ending February 15, 2028. At issuance, we determined that the Warrant should be classified as a liability because such Warrant could require cash redemption in certain circumstances. Recognition of the warrant liability created a day one loss of $0.1 million.  Accordingly, the Warrant is carried at fair value, with changes in fair value recognized in other income (expense), net. See Note 7 in the notes to the condensed consolidated financial statements in this Quarterly Report for additional information.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

          Management of the Company, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of September 30, 2022. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.

         Based on the evaluation of our disclosure controls and procedures as of September 30, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective.

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

Our cash, cash equivalents, and restricted cash at September 30, 2022 was $21.5 million, which will not be sufficient to fund our current operating plan for at least a year from issuance of these financial statements. Absent any reductions in current operating expenses, the Company believes it will require additional financing during the first quarter of 2023. There can be no assurance that any financing by us can be realized, or if realized, what the terms of any such financing may be, or that any amount that we are able to raise will be adequate.

The Term Loan Agreement with CRG Servicing LLC (“CRG”) (Note 6) has a minimum liquidity covenant which requires us to maintain a minimum cash balance of $5.0 million. As security for its obligations under the Term Loan Agreement, the Company entered into a security agreement with CRG whereby the Company granted a lien on substantially all of its assets, including intellectual property. We intend to continue to evaluate options to refinance the Term Loan Agreement, which becomes due on December 30, 2024. There can be no assurances that we will be able to refinance on terms favorable or at all. The amounts involved in any such transactions, individually or in the aggregate, may be material.

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

If we fail to satisfy or maintain compliance with the continued listing requirements of The Nasdaq Capital Market, Nasdaq may take steps to delist our common stock.

Prior to the reverse stock split discussed below, our stock had been trading under $1.00 since September 27, 2021. On November 5, 2021, we received a letter from The Nasdaq Stock Market LLC (“Nasdaq”) indicating that we were not in compliance with the requirement of Nasdaq Listing Rule 5450(a)(1) for continued listing on the Nasdaq Global Market as a result of the closing bid price of our common stock being below $1.00 per share for thirty consecutive business days (the “Bid Price Rule”). Under the Nasdaq rules, we had 180 days (or until May 4, 2022) to regain compliance by maintaining a minimum closing bid price of $1.00 per share of our common stock for at least ten consecutive trading days during such compliance period. On May 5, 2022, we received a letter from Nasdaq informing us that our shares of common stock had failed to comply with the Bid Price Rule for continued listing and, as a result, our shares were subject to delisting. The letter further stated that we may appeal the Nasdaq Staff delisting determination to a Nasdaq listing qualifications hearings panel (the “Panel”).

We filed an appeal and hearing request to the Nasdaq Staff’s determination to stay the delisting of our shares of common stock from Nasdaq pending the Panel’s decision. The Nasdaq Staff informed us that the delisting action had been stayed, pending a final written decision by the Panel, and the hearing date had been set for June 2, 2022.

On June 9, 2022, we received a letter from the Nasdaq notifying us that the Nasdaq had granted our request to be transferred to The Nasdaq Capital Market, effective at the open of trading on June 13, 2022, and our request for an exception to the Bid Price Rule was granted until November 1, 2022.

On October 11, 2022, at the annual meeting of stockholders, our stockholders approved an amendment to our restated certificate of incorporation to effect a reverse stock split of our common stock. Following the receipt of the stockholders’ approval, our board of directors approved the reverse stock split at the ratio of 1 post-split share for every 50 pre-split shares, which was effective as of October 12, 2022. On October 31, 2022, we received a letter from Nasdaq informing us that we regained compliance with the Bid Price Rule. However, there is no assurance that the market price per share of our common stock will continue to remain in excess of the $1.00 minimum bid price as required by Nasdaq, or that we will otherwise meet the requirements of Nasdaq for continued inclusion for trading on The Nasdaq Capital Market.

On July 22, 2022, we received a letter from the Nasdaq indicating that, for the last thirty-five consecutive business days, the Market Value of Listed Securities, as defined by Nasdaq (“MVLS”) had been below the $35 million minimum requirement for continued listing on The Nasdaq Capital Market under Nasdaq Listing Rule 5550(b)(2). In accordance with Nasdaq Listing Rule 5810(c)(3)(C), we have been provided an initial period of 180 calendar days, or until January 18, 2023, to regain compliance. The letter states that the Nasdaq staff will provide written notification that we have achieved compliance with Rule 5550(b)(2) if at any time before January 18, 2023, we maintain our MVLS at $35 million or more for a minimum of ten consecutive business days. The Nasdaq Staff Deficiency Letter has no immediate effect on the listing or trading of our common stock.  If compliance is not achieved by January 18, 2023, we expect that Nasdaq would provide written notification to us that our securities are subject to delisting. We will continue to monitor our MVLS and consider our available options to regain compliance with the Nasdaq minimum MVLS requirements, which may include applying for an extension of the compliance period or appealing to a Nasdaq Hearings Panel. On August 24, 2022, in a Compliance Notice, the Nasdaq notified us that, from August 10, 2022 to August 23, 2022, our MVLS had been $35 million or greater and, accordingly, we had regained compliance with Rule 5550(b)(2) and that the matter was now closed.

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

In September 2021, we entered into a lease for office, research, laboratory and manufacturing space that will consolidate our existing operations into a single 70,000 square foot, state-of-the-art life sciences facility in Billerica, Massachusetts.  Occupancy of the building has been delayed due to disagreement between Management and the landlord as to the parties’ obligations under the lease agreement. Negotiations are on-going. We believe that a liability is reasonably possible but not probable. An estimate of the possible loss or range of loss cannot be made at this time.

We maintain insurance coverage against damage to our property and equipment, subject to deductibles and other limitations that we believe is adequate. If we have underestimated our insurance needs with respect to an interruption, or if an interruption is not subject to coverage under our insurance policies, we may not be able to cover our losses.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We did not have any unregistered sales of equity securities during the quarter ended September 30, 2022 other than the issuance of Series A redeemable convertible preferred stock and related warrants to purchase shares of our common stock that had been previously reported in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, filed with the SEC on August 16, 2022.

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

3.2

Certificate of Amendment of Restated Certificate of Incorporation of the Company dated July 23, 2021 (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K (File No. 001-36751) filed on July 23, 2021)

3.3

Certificate of Amendment of Restated Certificate of Incorporation of the Company dated October 12, 2022 (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K (File No. 001-36571) filed on October 12, 2022)

3.4

Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.3 of the Company’s Form 10-Q (File No. 001-36571) filed on August 16, 2022)

3.5	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.4 of the Company’s Form 10-Q (File No. 001-36571) filed on August 16, 2022)

4.1	Form of Warrant (incorporated by reference to Exhibit 4.1 of the Company’s Form 10-Q (File No. 001-36571) filed on August 16, 2022)

10.1	Securities Purchase Agreement, dated as of August 15, 2022 (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q (File No. 001-36571) filed on August 16, 2022)

10.2

Amendment of Solicitation/Modification of Contract, dated as of July 26, 2022 by and between the Company and Biomedical Advanced Research and Development Authority of the U.S. Department of Health and Human Services (incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q (File No. 001-36571) filed on August 16, 2022)

10.3	Registration Rights Agreement, dated as of August 15, 2022 (incorporated by reference to Exhibit 10.3 of the Company’s Form 10-Q (File No. 001-36571) filed on August 16, 2022)

10.4*

Amendment of Solicitation/Modification of Contract, dated as of September 29, 2022 by and between the Company and Biomedical Advanced Research and Development Authority of the U.S. Department of Health and Human Services

10.5*	Amendment No. 8 to Term Loan Agreement, dated November 10, 2022, between T2 Biosystems, Inc. and CRG Servicing LLC

31.1*	Certification of principal executive officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of principal financial officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith
**	Furnished herewith
†	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 406 under the Securities Act of 1933, or the Securities Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

T2 BIOSYSTEMS, INC.

Date: November 14, 2022	By:	/s/ JOHN SPERZEL
John Sperzel
President, Chief Executive Officer and Chairman of the Board
(principal executive officer)

Date: November 14, 2022	By:	/s/ JOHN M. SPRAGUE
John M. Sprague
Chief Financial Officer
(principal financial and accounting officer)