Form 10-K
period 2022-12-31
T2 Biosystems, Inc.
filed 2023-03-31
CIK 1492674

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2022

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

As of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $30.9 million based on the closing price for the common stock of $8.10 on that date. Shares of common stock held by each executive officer, director, and their affiliated stockholders have been excluded from this calculation as such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the registrant’s common stock on March 27, 2023 was 20,275,428.

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
•
our expectation to incur losses in the future and our ability to utilize limited net operating losses against future profitability, if any;
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
•
our ability to obtain marketing clearance from the U.S. Food and Drug Administration or regulatory clearance or certifications for new product candidates in other jurisdictions. including IVDR in the European Union;
•
federal, state, and foreign regulatory requirements, including diagnostic product reimbursements and FDA regulation of our products and product candidates;
•
our ability to protect and enforce our intellectual property rights, including our trade secret-protected proprietary rights in our technology;
•
our ability to recruit, train and retain key personnel;
•
our dependence on third parties;
•
manufacturing and other product risks, including unforeseen interruptions in the manufacturing of our products and backlogs in order fulfillment;
•
the impact of cybersecurity risks, including ransomware, phishing, and data breaches on our information technology systems;
•
the impact of short sellers and day traders on our share price;
•
the impact of litigation, including our ability to adequately resolve current legal claims; and

•
our ability to convert T2SARS-CoV-2 customers to our other test panels.

PART I.

Item 1. BUSINESS

Overview

We are an in vitro diagnostics company and leader in the rapid detection of sepsis-causing pathogens and antibiotic resistance genes. We are dedicated to improving patient care and reducing the cost of care by helping clinicians effectively treat patients faster than ever before. We have developed innovative products that offer a rapid, sensitive and simple alternative to existing diagnostic methodologies. We are developing a broad set of applications aimed at improving patient outcomes, reducing the cost of healthcare, and lowering mortality rates by helping medical professionals make earlier targeted treatment decisions. Our technology enables rapid detection of pathogens, biomarkers and other abnormalities in a variety of unpurified patient sample types, including whole blood, plasma, serum, saliva, sputum and urine, and can detect cellular targets at limits of detection as low as one colony forming unit per milliliter, or CFU/mL. We are currently targeting a range of critically underserved healthcare conditions, focusing initially on those for which a rapid diagnosis will serve an important dual role – saving lives and reducing costs. Our current development efforts primarily target sepsis and Lyme disease, which represent areas of significant unmet medical need in which existing therapies could be more effective with improved diagnostics.

Our primary commercial products based on revenue for the year ended December 31, 2022 include the T2Dx® Instrument, the T2Candida® Panel, the T2Bacteria® Panel, the T2Resistance® Panel, and the T2SARS-CoV-2™ Panel.

History

In September 2014, we received marketing authorization from the United States Food and Drug Administration, or FDA, for our first two products, the T2Dx Instrument and the T2Candida Panel, or T2Candida, which have the ability to rapidly identify the five most clinically relevant species of Candida, a fungal pathogen known to cause sepsis, directly from whole blood specimens. The T2Dx Instrument and T2Candida Panel were CE marked in the European Union, or EU, in July 2014.

In May 2018, we received market clearance from the FDA for the T2Bacteria® Panel, or T2Bacteria, which runs on the T2Dx Instrument and has the ability to rapidly identify five of the most common and deadly sepsis-causing bacteria directly from whole blood specimens. The T2Bacteria Panel was CE marked in the EU in June 2017.

In February 2019, our T2Resistance® Panel, or T2Resistance, was granted FDA Breakthrough Device designation and in November 2019, it was CE marked in the EU. In December 2021, we initiated a U.S. clinical trial for the T2Resistance Panel.

In September 2019, the Biomedical Advanced Research and Development Authority, or BARDA, awarded us a milestone-based contract, with an initial value of $6 million, and a potential value of up to $62 million, for the development of a next-generation diagnostic instrument, a comprehensive sepsis panel, and a multi-target biothreat panel. In September 2020, BARDA exercised the first contract option valued at $10.5 million. In April 2021, BARDA agreed to modify the contract to accelerate product development by advancing future deliverables, and adding a U.S. T2Resistance Panel into Option 1 of the BARDA contract. In September 2021, BARDA exercised Option 2A valued at approximately $6.4 million to further advance the new product development initiatives. In March 2022, BARDA exercised Option 2B valued at approximately $4.4 million. In December 2021, we initiated the U.S. clinical trials for the T2Resistance and T2Biothreat Panels. In May 2022, BARDA exercised Option 3 valued at approximately $3.7 million to complete the U.S. clinical trials for the T2Resistance® Panel and T2Biothreat Panel and subsequently submit applications to the FDA for U.S. regulatory clearance for those product candidates. In December 2022 the T2Biothreat clinical evaluation was completed.

In June 2020, we launched the T2SARS-CoV-2 Panel, our COVID-19 molecular diagnostic test, after validation of the test pursuant to the FDA’s policy permitting COVID-19 tests to be marketed prior to receipt of an Emergency Use Authorization, or EUA, subject to certain prerequisites. In August 2020, the FDA granted an EUA to the T2SARS-CoV-2 Panel for the qualitative direct detection of nucleic acid from SARS-CoV-2 in upper respiratory specimens (such as nasal, mid-turbinate, nasopharyngeal, and oropharyngeal swab specimens) and bronchoalveolar lavage specimens from individuals suspected of COVID-19 by their healthcare provider. We expect to continue to experience a decline in COVID-19 product sales tied to our T2SARS-CoV-2 Panel, and the focus of our go-to-market strategy continues to be increasing sales of our sepsis test panels, expanding the installed base of our T2Dx Instruments, and solidifying commercial plans for our T2Lyme Panel.

Clinical Need

Sepsis is the body’s overwhelming and life-threatening response to infection that can lead to tissue damage, organ failure, and death. It is one of the leading causes of death in the United States, claiming more lives annually than the top three cancers combined: lung, colorectal and breast cancer, and it is the most expensive hospital-treated condition. Most commonly afflicting immunocompromised, critical care, and elderly patients, sepsis is a severe inflammatory response to a bacterial or fungal infection with a mortality rate of approximately 30%. Based on a 2020 study from the Department of Health and Human Services, or HHS, it was estimated that the annual cost of sepsis to the U.S. healthcare system was $62 billion. The rate of Medicare beneficiaries hospitalized with sepsis has increased by 40% from 2012 to 2018, the HHS study found. The United States Centers for Disease Control and Prevention, or CDC, estimates that sepsis causes more than 350,000 American deaths per year.

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

In addition, the Survey of Physicians’ Perspectives and Knowledge About Diagnostic Tests for Bloodstream Infections in 2015 reported that negative blood culture results are only trusted by 36% of those physicians. Without the ability to rapidly identify pathogens, physicians typically start treatment of at-risk patients with broad-spectrum antibiotics and switch therapies every 12 to 24 hours if a patient is not responding. These drugs, which can be costly, are often ineffective and unnecessary and have contributed to the spread of antimicrobial resistance. The speed to getting the patient on the right targeted therapy is critical. According to a study published by Critical Care Medicine in 2006, in sepsis patients with documented hypotension, administration of effective antimicrobial therapy within the first hour of detection was associated with a survival rate of 79.9% and, over the ensuing six hours, each hour of delay in initiation of treatment was associated with an average decrease in survival of 7.6%. Candida is the fourth leading hospital-acquired bloodstream infection, afflicting more than 135,000 patients per year in the United States, and the most lethal form of common bloodstream infections that cause sepsis, with an average mortality rate of approximately 40%. This high mortality rate is largely due to a delay in providing targeted therapy to the patient due to the elapsed time from Candida infection to positive diagnosis. According to a study published in Antimicrobial Agents and Chemotherapy, the Candida mortality rate can be reduced from 40% to 11% with the initiation of targeted therapy within 12 hours of presentation of symptoms. Additionally, a typical patient with a Candida infection averages 40 days in the hospital, including nine days in intensive care, resulting in an average cost per hospital stay of more than $130,000 per patient. In a study published in the American Journal of Respiratory and Critical Care Medicine, providing targeted antifungal therapy within 24 hours of the presentation of symptoms decreased the length of hospital stay by approximately ten days and decreased the average cost of care by approximately $30,000 per patient.

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

The commercially available test panels designed to run on the T2Dx Instrument are T2Candida, T2Bacteria, T2Resistance, and T2SARS-CoV-2 panels, which are focused on identifying life-threatening pathogens associated with sepsis and COVID-19.

T2Candida Panel

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

T2Bacteria Panel

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

A systematic review of the clinical and economic impact of antibiotic resistance reveals that the ESKAPE pathogens are associated with the highest risk of mortality, thereby resulting in increased health care costs. In the T2Bacteria clinical trial, the mean time for the T2Bacteria Panel to result was 6.46 hours, while the result for blood culture was substantially longer with a mean time to result of 123.8 ± 9 hrs. for a negative result and 51.0 ± 43.0 hrs. for a positive result, and the mean time to species identification was 83.7 ± 47.6 hours. A study published in the Microbiology Open found that the T2Bacteria Panel decreased the time to species identification on average by 55 hours faster than blood culture. The rapid detection and identification of the pathogens by the T2Bacteria Panel in positive specimens also allowed for the early antimicrobial stewardship interventions with faster initiation of an effective targeted antibiotic therapy, in some of the patients which was captured in another study presented by Paggi R, et al. July 2021 with 29.2% of patients with T2Bacteria positive results switched to an appropriate therapy. Seitz T et al presented on the Evaluation of the clinical impact of the T2MR for the Diagnosis of Blood Stream Infections, where the data showed that the use of T2Bacteria led to a shorter length of stay for T2Bacteria of 10 days as compared with the 13 days for blood culture. The T2Bacteria Panel can ensure prompt diagnosis, assist clinicians in making clinical decisions about patient management such as the escalation or de-escalation of therapy faster, with improvement in patient care and outcomes, by potentially shortening the time of exposure to ineffective antibiotics, which may reduce the chances of developing anti-microbial resistance. Our sepsis panels are to be used in conjunction with whole blood cultures, and detecting the ESKAPE pathogens directly from whole blood in 3-5 hours, potentially enables therapy targeted to these organisms, which are often resistant to common empiric therapies. Detecting these commonly resistant organisms in 3-5 hours pre-culture is more critical than rapidly detecting those organisms which typically respond to common empiric therapies. In August 2019, CMS granted approval for a New Technology Add-on Payment, or NTAP, for the T2Bacteria Panel, effective October 1, 2019, which was extended through the 2022 fiscal year. In its 2020 inpatient prospective payments system final rule, CMS explained: “the T2Bacteria Panel represents a substantial clinical improvement over existing technologies because it reduces the proportion of patients on inappropriate therapy, thus reducing the rate of subsequent diagnostic or therapeutic intervention as well as length of stay and mortality rates caused by sepsis causing bacterial infections.” Effective fiscal year 2023, T2 Bacteria is no longer eligible for NTAP reimbursement.

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

T2Resistance Panel

Our T2Resistance Panel, which is CE marked in the EU, is a direct-from-blood test that simultaneously detects thirteen antibiotic resistance genes from both gram-positive and gram-negative pathogens. T2Resistance is designed to identify the most clinically important carbapenem resistance genes KPC, OXA-48, NDM, VIM, and IMP. Carbapenem resistance has been listed on the CDC Urgent Threat list for antibiotic resistance. The T2Resistance Panel also detects a major source of extended spectrum beta lactamases, or ESBLs, CTXM-14 and CTXM-15; AmpC beta-lactamase genes (CMY, DHA); vanA vanB resistance genes, which are responsible for vancomycin resistant gram-positive enterococcus; and the detection of the methicillin resistance genes mecC and mecA, which cause methicillin resistant Staphylococcus aureus. Clinical performance data demonstrated that the T2Resistance Panel identified carbapenemase resistance genes with an average time of 5.3 hours. Antibiotic resistance is recognized by the WHO as “one of the biggest threats to global health, food security, and development today.”

We believe the T2Resistance Panel can help to prevent the spread of multidrug-resistant organisms and improve patient outcomes by enabling rapid identification of the genes associated with antibiotic resistance – enabling correct targeted therapy and the reduction of unnecessary antibiotic use, which is a primary cause of antibiotic resistance. Most importantly, these tests have the potential to enable more patients to get on appropriate targeted therapy faster, and thereby reduce mortality and hospitalization costs. The T2Resistance Panel received FDA Breakthrough Device designation in February 2019 and CE marked in the EU in November 2019 and is available for purchase in the United States as a Research-Use-Only, or RUO product, meaning that it is in the laboratory research phase of development and is being shipped or delivered for an investigation that is not subject to FDA regulations governing investigational device studies. In December 2021 we initiated a U.S. clinical trial for the T2Resistance Panel. The clinical trial is expected to be completed in 2023, and we believe the data from this trial may enable submission of a marketing application to the FDA in 2023.

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

In March 2020, we announced that we had licensed certain technology for the development of a rapid test for COVID-19 from the Center for Discovery and Innovation, or CDI, at Hackensack Meridian Health. Under this license agreement, T2 Biosystems is authorized to use the CDI technology and adapt the CDI-developed COVID-19 test to the T2 Biosystems platform, and market and distribute the test in places of need amid the expanding pandemic. In August 2020, we received an EUA from the FDA to market the T2SARS-CoV-2 Panel for the qualitative direct detection of nucleic acid from SARS-CoV-2 in upper respiratory specimens (such as nasal, mid-turbinate, nasopharyngeal, and oropharyngeal swab specimens) and bronchoalveolar lavage specimens from individuals suspected of COVID-19 by their healthcare provider. COVID-19 has since become a global pandemic infecting over 760 million individuals and causing over 6.8 million deaths as of March 31, 2023.

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

Products - in Development

T2Biothreat Panel

Our T2Biothreat Panel is a direct-from-blood test panel that is designed to run on the T2Dx Instrument and to simultaneously detect six biothreat pathogens identified as threats by the U.S. Government, including Bacillus anthracis, Burkholderia mallei, Burkholderia pseudomallei, Francisella tularensis, Richettsia prowazekii and Yersinia pestis. The T2Biotreat Panel is indicated as an aid in the diagnosis of anthrax, tularemia, melioidosis, glanders, typhus fever and plague. In December 2021, the Company initiated a U.S. clinical evaluation for the T2Biothreat Panel that includes positive samples being prepared and analyzed at a high-containment Biosafety Level 3 laboratory and negative samples being analyzed at a clinical site. The clinical evaluation was completed in 2022, and we believe the data from this evaluation will enable submission of a marketing application to the FDA in the first half of 2023.

T2Lyme Panel

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

According to the CDC, Lyme disease affects approximately 30,000 people in the U.S. each year, but the CDC also estimates that the actual number is closer to 476,000 due to under-reporting because of poor diagnostic methods. Approximately 3.4 million tests are run for Lyme disease each year, including serology testing, PCR techniques and blood culture, which has low sensitivity and takes approximately two to three weeks to provide results. Inadequate identification of Lyme disease may lead to antibiotic resistance, significant costs, and transmission of the disease through healthcare procedures such as blood transfusion. The misdiagnosis of Lyme disease has been reported to have an annual cost of more than $10,000 per patient in the United States, representing over $3 billion per year.

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

In November 2022, the T2Lyme Panel was selected as a Phase 1 winner of the LymeX Diagnostics Prize, a LymeX Innovation Accelerator prize competition, also known as LymeX, a partnership between the U.S Department of Health and Human Services and the Steven & Alexandra Cohen Foundation, the largest public-private partnership for Lyme disease, that includes up to $10 million in funding to accelerate the development of Lyme disease diagnostics. The T2Lyme Panel received FDA Breakthrough Device designation in July 2022 as an aid in the diagnosis for the detection of early Lyme disease caused by Borrelia burgdorferi, Borrelia afzelii, and Borrelia garinii, directly from human whole blood. We are currently exploring commercial opportunities with partners and plan to commence a U.S. clinical trial to support submission a marketing application to the FDA

T2Cauris

Our T2Cauris™ Panel is designed to provide direct detection of the emerging superbug Candida auris in patient skin, patient blood, and hospital environmental samples and is now available for RUO. The CDC evaluated the T2Cauris™ Panel swab test on patient skin samples and published their findings in Mycoses. We currently intend to complete development of the T2Cauris Panel and include the detection of Candida auris on our FDA-cleared and CE marked T2Candida Panel.

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

Strategy

Our objective is to establish our products as the standard of care for clinical diagnostics. To achieve this objective, our strategy is to focus on the following three corporate objectives:

•
Accelerating our Sales. Our sales strategy consists of two primary objectives: 1) increasing our sepsis test panel revenue by driving broad utilization among new and existing customers, and 2) expanding our T2Dx Instrument installed base by selling or placing new instruments.

In 2022, we entered into contracts for 51 T2Dx Instruments, including 27 instruments in the U.S. and 24 outside the U.S. Our installed base of T2Dx Instruments at the end of 2022 was 181, including 106 in the U.S. and 75 internationally. We generated sepsis and related revenue of $8.4 million representing an increase of 17% compared to the prior year.

We continue to expand our international distribution network which allows our products to be marketed and sold in more countries. Hospitals around the world face similar challenges when caring for patients suspected of sepsis and we are leaning into this opportunity. In 2022, we entered into exclusive distribution agreements with distributors in South Africa, and countries in Scandinavian and Baltic regions.

•
Enhancing our Operations. To sustain growth and drive adoption and utilization of our products over the long-term we continue to implement changes to our operations that enable a more efficient business model.

During the second quarter of 2022, we reduced our overall cost structure, including reductions in headcount, which now stands at 150 employees, and operating expenses. As part of the headcount reductions, we also revised our hiring plans and eliminated several open roles, including the position of Chief Operations Officer.

During 2022, we also made process improvements to the T2Bacteria and T2Candida Panels to reduce manufacturing costs and gain manufacturing efficiencies. We believe these improvements will contribute to improved product gross margins, which we expect to begin positively impacting our financial statements in 2023.

We believe that we will continue to meet our current manufacturing needs with our operations at our Lexington and Wilmington, Massachusetts facilities.

•
Advancing our Pipeline. We are continuing to prioritize the programs under our milestone-based product development contract awarded by BARDA, which is valued at up to $62 million. The four products that we are advancing under the BARDA contract are the T2Resistance Panel, the T2Biothreat Panel, the comprehensive sepsis panel, and the next-generation instrument.

We are currently operating in Option 3 of our BARDA contract, having successfully met all development milestones under the Base Phase, Option 1, Option 2A, and Option 2B. In March of 2023 we executed a no-cost extension with BARDA, under Option 3, to allow time for the completion of the T2Resistance U.S. clinical trial. In December 2021, we initiated the U.S. clinical trials for the T2Resistance Panel and the T2Biothreat Panel. The clinical trials are designed to evaluate the performance of the T2Resistance and T2Biothreat panels and support submission of marketing applications to the FDA.

The T2Resistance Panel, which runs on our T2Dx Instrument, is a direct-from-blood test panel that simultaneously detects thirteen antibiotic resistance genes from both Gram-positive and Gram-negative bacterial pathogens, which are known to cause antibiotic-resistant infections that may lead to sepsis. It provides accurate results in 3-5 hours without the need to wait days for a positive blood culture. The T2Resistance Panel, which is currently marketed and sold in the EU under a CE-mark, was granted Breakthrough Device designation from the FDA, which offers manufacturers an opportunity to interact with the FDA's experts through several different program options to efficiently address topics as they arise during the premarket review phase, and may help manufacturers receive feedback from the FDA in a timely way. All submissions for devices designated as Breakthrough Devices will receive priority review, meaning that the review of the submission is placed at the top of the appropriate review queue and receives additional review resources at FDA, as needed. The clinical trial for the T2Resistance Panel, includes up to 1,500 patients across 10 U.S. hospitals, is estimated to cost T2 Biosystems $2.5 million and is expected to be completed in 2023, and we believe the data from this trial may enable filing a submission to the FDA in 2023.

The T2Biothreat Panel, which also runs on our T2Dx Instrument, is a direct-from-blood test panel that is designed to provide results in 3-5 hours, and to simultaneously detect six biothreat pathogens identified as threats by the CDC. The clinical evaluation was completed in 2022, and we believe the data from this evaluation will enable filing a submission to the FDA in early 2023.

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

Sales, Marketing and Distribution

We are working to drive awareness and adoption of our products with a direct sales force that targets hospitals that treat critical care patients. At the end of 2022, our commercial organization consisted of 38 people, including sales, marketing, medical affairs, service and support.

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

Outside of the United States, we have received marketing authorizations or certifications in the EU, Australia, and certain countries in the Middle East and Africa, and expect to seek regulatory authorizations or certifications in additional international markets. We market our products primarily through distribution partners who utilize a similar model as our sales approach in the United States. We have affixed a CE mark on our products as follows: T2Candida and T2Dx Instrument in July 2014, T2Bacteria in September 2017, and T2Resistance in November 2019. As of the end of 2022, we had distributors throughout the EU, and in a growing number of countries in Asia Pacific, Latin America and the Middle East. These distributors typically have strong, existing relationships with key opinion leaders, have relationships with important hospitals in their respective countries, and have experience in infectious diseases and/or microbiology. We continue to develop partner relationships in other key international markets and plan to further expand our distribution channels in other key markets around the world. We have employed a small regionally-focused commercial team of business managers and field service personnel primarily to support the efforts of our distributors.

Medical and Clinical Affairs

We continue to educate physicians, key decision makers and thought leaders through publishing scientific data in peer-reviewed journals, presenting at major industry conferences and conducting and supporting clinical studies. Our clinical and medical affairs teams are raising awareness by amplifying clinical value messaging for our products. The team is actively engaged with Key Opinion Leaders to generate and share real world data via scientific journal publications, at medical conferences, and at industry trade shows. During 2022, our products were mentioned in over 52 publications, posters, and presentations.

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

Manufacturing

We manufacture our proprietary T2Dx Instrument and our sepsis test panels at our manufacturing facilities in Lexington, MA and Wilmington, MA. We perform all manufacturing and packaging of final components in accordance with applicable guidelines for medical device manufacturing. Our particles are supplied by a sole source supplier, Cytiva (a Danaher company), formerly GE Healthcare. We believe we can secure arrangements with other suppliers on commercially reasonable terms for the products and parts we outsource.

We have implemented a quality management system designed to comply with FDA regulations and International Standards Organization, or ISO, standards governing medical device products. These regulations govern the design, manufacture, testing, release, installation and service of diagnostic products as well as raw material receipt and control. We have received ISO 13485:2016 certification from the National Standards Authority of Ireland. Our key outsourcing partners are also ISO-certified.

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

Raw Materials

We purchase many different types of raw materials, including plastics, magnets, metals, electronic and mechanical sub-assemblies and various biological and chemical products. We seek to ensure continuity of raw material supply by securing multiple options for sourcing and also review relevant sources for compliance with conflict minerals requirements. Some of our components are custom-made by only a handful of external suppliers. In certain instances, we have a sole source supply for key product components of the T2Dx Instruments and certain components for our test kits. We have entered into supply agreements with most of our suppliers to help ensure component availability and flexible purchasing terms with respect to the purchase of such components. We have reviewed our suppliers and quantities of key materials and believe we have sufficient stocks and alternate sources of critical materials should our supply chains become disrupted, although raw materials and plastics for the manufacturing of reagents and consumables are in high demand, and interruptions in supply are difficult to predict. We are also experiencing cost increases from many of our suppliers, primarily as a result of increased inflation. The areas of cost increases include raw materials, components, and value-add supplier labor. We believe that we can continue to take actions to limit the impact of cost increases on such devices, including bulk purchases and entering into long term supply agreements. See “Risk Factors - Risks Related to Our Business and Strategies - We utilize third-party, single-source suppliers for some components and materials used in our products and product candidates, and the loss of any of these suppliers could have an adverse impact on our business.” for additional information.

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

Supply Agreement with SMC Ltd.

We are currently party to a supply agreement with SMC Ltd. for the supply and manufacture of plastic injection molded products are used across all T2 Biosystems' product lines. The agreement contains other terms and conditions generally consistent with an agreement for the manufacture and supply of materials or products for use in the development and commercialization of biotechnology products such as our products and product candidates, including with respect to ordering, supply of such product in accordance with specifications, and quality assurance and quality control activities.

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

BARDA Contract

In September 2019, BARDA awarded the Company a milestone-based contract, with an initial value of $6.0 million, and a potential value of up to $62.0 million, if BARDA awards all contract options. BARDA operates within the Office of the Assistant Secretary for Preparedness and Response, or ASPR, at HHS. If BARDA awards and the Company completes all options, the Company’s management believes it will enable a significant expansion of the Company’s current portfolio of diagnostics for sepsis-causing pathogen and antibiotic resistance genes. In September 2020, the Company completed the initial award and BARDA exercised the first contract option valued at $10.5 million. In September 2021, BARDA exercised Option 2A valued at approximately $6.4 million. In March 2022, BARDA exercised Option 2B valued at approximately $4.4 million. In April 2021, BARDA agreed to accelerate product development by modifying the contract to advance future deliverables into the currently funded Option 1 of the BARDA contract for the next generation instrument, T2Biothreat, T2Resistance and comprehensive sepsis panel. In May 2022, BARDA exercised Option 3 valued at approximately $3.7 million to further advance the U.S. clinical trials for the T2Resistance® Panel and T2Biothreat Panel and submitting applications to the FDA for U.S. regulatory clearance for those product candidates. Should BARDA reduce, cancel or not grant additional milestone projects, our ability to continue our future product development may be impacted.

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
•
clinical studies;
•
product safety;
•
marketing, sales and distribution;
•
pre-market clearance, certification, and approval;
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

510(k) Clearance Process

Certain of our products have received 510(k) clearance from the FDA. To obtain 510(k) clearance, we must submit a pre-market notification to the FDA demonstrating that the proposed device is substantially equivalent to a previously-cleared 510(k) device, a device that was in commercial distribution before May 28, 1976 for which the FDA has not yet called for the submission of pre-market approval applications, or is a device that has been reclassified from Class III to either Class II or I. The FDA’s 510(k) clearance process usually takes from three to 12 months from the date the application is submitted and accepted by the FDA, but may take significantly longer. The FDA may require additional information, including clinical data, to make a determination regarding substantial equivalence. In addition, FDA collects user fees for certain medical device submissions and annual fees for medical device establishments. If the FDA agrees that the device is substantially equivalent to a predicate device currently on the market, it will grant 510(k) clearance to commercially market the device. If the FDA determines that the device is “not substantially equivalent” to a previously cleared device, the device is automatically designated as a Class III device. The device sponsor must then fulfill more rigorous PMA requirements, or can request a risk-based classification determination for the device in accordance with the de novo classification process, which is a route to market for novel medical devices that are low to moderate risk and are not substantially equivalent to a predicate device.

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

Over the last several years, the FDA has proposed reforms to its 510(k) clearance process. For example, in September 2019, the FDA issued revised final guidance describing an optional “safety and performance based” premarket review pathway for manufacturers of “certain, well-understood device types” to demonstrate substantial equivalence under the 510(k) clearance pathway by showing that such device meets objective safety and performance criteria established by the FDA, thereby obviating the need for manufacturers to compare the safety and performance of their medical devices to specific predicate devices in the clearance process. The FDA has developed and maintains a list of device types appropriate for the “safety and performance based” pathway and continues to develop product-specific guidance documents that identify the performance criteria for each such device type, as well as recommended testing methods, where feasible.

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

De novo Classification Process

Medical device types that the FDA has not previously classified as Class I, II, or III are automatically classified into Class III regardless of the level of risk they pose. The Food and Drug Administration Modernization Act of 1997 established a route to market for low to moderate risk medical devices that are automatically placed into Class III due to the absence of a predicate device, called the “Request for Evaluation of Automatic Class III Designation,” or the de novo classification procedure. This procedure allows a manufacturer whose novel device is automatically classified into Class III to request down-classification of its medical device into Class I or Class II on the basis that the device presents low or moderate risk, rather than requiring the submission and approval of a PMA application. Prior to the enactment of the Food and Drug Administration Safety and Innovation Act, or FDASIA, in July 2012, a medical device could only be eligible for de novo classification if the manufacturer first submitted a 510(k) premarket notification and received a determination from the FDA that the device was not substantially equivalent. FDASIA streamlined the de novo classification pathway by permitting manufacturers to request de novo classification directly without first submitting a 510(k) premarket notification to the FDA and receiving a not substantially equivalent determination. Under FDASIA, FDA is required to classify the device within 120 days following receipt of the de novo application. If the manufacturer seeks reclassification into Class II, the manufacturer must include a draft proposal for special controls that are necessary to provide a reasonable assurance of the safety and effectiveness of the medical device. In addition, the FDA may reject the de novo request if it identifies a legally marketed predicate device that would be appropriate for a 510(k) or determines that the device is not low-to-moderate-risk or that general controls would be inadequate to control the risks and/or that special controls cannot be developed. On September 22, 2014, the FDA agreed with the de novo classification request for the T2Dx and T2Candida Panel, and classified these products as Class II medical devices.

Clinical Trials

Clinical trials are typically required to support a PMA application or de novo reclassification request, and are sometimes required to support a 510(k) pre-market notification. All clinical investigations of devices to determine safety and effectiveness must be conducted in accordance with the FDA’s investigational device exemption, or IDE, regulations which govern investigational device labeling, prohibit promotion of the investigational device, and specify an array of recordkeeping, reporting and monitoring responsibilities of study sponsors and study investigators. If the device presents a “significant risk” to human health, as defined by the FDA, the FDA requires the device sponsor to submit an IDE application to the FDA, which must become effective prior to commencing human clinical trials. If the device under evaluation does not present a significant risk to human health, then the device sponsor is not required to submit an IDE application to the FDA before initiating human clinical trials, but must still comply with abbreviated IDE requirements when conducting such trials. A significant risk device is one that presents a potential for serious risk to the health, safety or welfare of a patient and either is implanted, used in supporting or sustaining human life, substantially important in diagnosing, curing, mitigating or treating disease or otherwise preventing impairment of human health, or otherwise presents a potential for serious risk to a subject. An IDE application must be supported by appropriate data, such as animal and laboratory test results, showing that it is safe to test the device in humans and that the testing protocol is scientifically sound. The IDE will automatically become effective 30 days after receipt by the FDA unless the FDA notifies the company that the investigation may not begin. If the FDA determines that there are deficiencies or other concerns with an IDE for which it requires modification, the FDA may permit a clinical trial to proceed under a conditional approval.

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

Although the US Department for Human and Health Services has announced that it will be allowing the COVID-19 Public Health Emergency to expire on May 11, 2023, this expiration does not affect the FDA EUA process or the devices that are currently available through the EUA process. At present, there are no plans that have been announced by FDA to discontinue the EUA process, which would affect the company’s ability to distribute the T2SARS-CoV-2 Panel as well as allow the Company to keep product that has already been sold to remain at those commercial inventories. It is expected that FDA will request those companies, like ours, that have products authorized under the COVID-19 EUA to have their products cleared under the premarket notification or premarket approval process if they wish to continue to distribute products commercially. It is also expected that FDA will provide at least 180 days to transition from EUA authorization to standard regulatory pathways.

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

Although the US Department for Human and Health Services has announced that it will be allowing the COVID-19 Public Health Emergency to expire on May 11, 2023, this expiration does not affect the FDA EUA process or the devices that are currently available through the EUA process. At present, there are no plans that have been announced by FDA to discontinue the EUA process, which would affect the company’s ability to distribute the T2SARS-CoV-2 Panel as well as allow the Company to keep product that has already been sold to remain at those commercial inventories. It is expected that FDA will request those companies, like ours, that have products authorized under the COVID-19 EUA to have their products cleared under the premarket notification or premarket approval process if they wish to continue to distribute products commercially. It is also expected that FDA will provide at least 180 days to transition from EUA authorization to standard regulatory pathways.

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
•
criminal prosecution and penalties.

International Regulation

Medical devices (including in vitro diagnostic medical devices, or IVD MDs) are subject to extensive foreign government regulations are subject, such as premarket review, marketing authorization or certification, by similar agencies or notified bodies outside the United States, and which vary substantially from country to country. In order to market our products in other countries, we must obtain regulatory approvals or certifications and comply with extensive safety and quality regulations in other countries. The time required to obtain approval by a foreign country may be longer or shorter than that required for FDA clearance or approval, and the requirements may differ significantly. International regulators and notified bodies are independent and not bound by the findings of the FDA.

Regulation of In Vitro Diagnostic Medical Devices in the European Union

The EU has adopted specific directives and regulations regulating the design, manufacture, clinical investigations, conformity assessment, labeling and adverse event reporting for medical devices (including IVD MDs).

Until May 25, 2022, IVD MDs were regulated by Directive 98/79/EC, or EU IVDD, which has been repealed and replaced by Regulation (EU) No 2017/746, or EU IVDR. The transition period to implement EU IVDR requirements is currently underway now, with extensions applied due to the low number of EU Notified Bodies that are accredited to certify to the new Regulation and the high number of IVD companies that require certification. Changes from the IVDD to IVDR have been impactful. Under IVDR, there are now four (4) regulatory classifications for IVD MDs. Class A IVD MDs, such as our T2Dx Instrument allow the company to self-assess the conformity of its products with IVDR requirements. The remaining Classes B, C and D, which include our T2Candida, T2Bacteria and T2Resistance Panels, require a conformity assessment procedure requires the intervention of a Notified Body who is accredited by an EU Competent Authority to certify products to the EU IVDR.

Notified Bodies are independent organizations designated by EU member states to assess the conformity of devices before being placed on the market. A Notified Body would typically audit and examine a product’s technical documentation per the requirements of EU IVDR. If satisfied that the relevant product conforms to the relevant essential requirements, the Notified Body issues a certificate of conformity, which the manufacturer uses as a basis for its own declaration of conformity. The manufacturer may then apply the CE mark to the device, which allows the device to be placed on the market throughout the EU. While the company had assessed that the T2Dx Instrument and T2Candida met the requirements of the EU IVDD in late 2014, based upon an EC declaration of conformity dated July 7, 2014 and updated on September 9, 2015 and May 26, 2016, allowing us to affix the CE mark to these products.

The Class A T2Dx Instrument was self-certified by the company on August 12, 2022. While the T2Bacteria, T2Candida and T2Resistance Panels were allowed to continue to be self-declared under EU IVDD, EU IVDR requirements have determined that these products are of a higher classification than Class A, therefore the company must now pursue conformity routes for each product as the company continues to complete the transition to EU IVDR. This work was delayed by the company’s Notified Body accreditation to certify to EU IVDR on February 25, 2023. The company will continue to work with our Notified Body to achieve full transition to EU IVDR requirements and certification throughout 2023 with an expected completion in 2024. Class B devices are expected to fully transition to EU IVDR certification by May 26, 2027. Class C devices are expected to fully complete transition May 26, 2026. It is currently assumed that the Panel products will be classified as Class B or Class C for our Notified Body per EU IVDR requirements.

Our current certificates for the T2 Panels have been granted under the EU IVDD whose regime is described below. However, as of May 26, 2022, some of the EU IVDR requirements apply in place of the corresponding requirements of the EU IVDD with regard to registration of economic operators and of devices, post-market surveillance and vigilance requirements. Pursuing marketing of IVD MDs in the EU will notably require that our devices be certified under the new regime set forth in the EU IVDR by the time the transition period of the applicable IVD classification under IVDR expires.

In Vitro Diagnostic Medical Devices Directive

Under the EU IVDD, all IVD MDs placed on the market in the EU must meet the essential requirements laid down in Annex I to the EU IVDD, including the requirement that an IVD MD must be designed and manufactured in such a way that it will not compromise the clinical condition or safety of patients, or the safety and health of users and others. In addition, the device must achieve the performances intended by the manufacturer and be designed, manufactured, and packaged in a suitable manner. The European Commission has adopted various standards applicable to medical devices. There are also harmonized standards relating to design and manufacture. While not mandatory, compliance with these standards is viewed as the easiest way to satisfy the essential requirements as a practical matter as it creates a rebuttable presumption that the device satisfies that essential requirement.

To demonstrate compliance with the essential requirements laid down in Annex I to the EU IVDD, medical device manufacturers must undergo a conformity assessment procedure, which varies according to the type of medical device and its (risk) classification. As a general rule, demonstration of conformity of IVD MDs and their manufacturers with the essential requirements must be based, among other things, on the evaluation of clinical data supporting the safety and performance of the products during normal conditions of use. Specifically, a manufacturer must demonstrate that the device achieves its intended performance during normal conditions of use, that the known and foreseeable risks, and any adverse events, are minimized and acceptable when weighed against the benefits of its intended performance, and that any claims made about the performance and safety of the device are supported by suitable evidence. Except for (general) IVD MDs (i.e., all IVD MDs other than those covered by Annex II to the EU IVDD and IVD MDs for self-testing), where the manufacturer can self-assess the conformity of its products with the essential requirements, a conformity assessment procedure requires the intervention of a Notified Body. Notified bodies are independent organizations designated by EU member states to assess the conformity of devices before being placed on the market. A Notified Body would typically audit and examine a product’s technical dossiers and the manufacturers’ quality system (Notified Body must presume that quality systems which implement the relevant harmonized standards – which is ISO 13485:2016 for Quality Management Systems – conform to these requirements). If satisfied that the relevant product conforms to the relevant essential requirements, the Notified Body issues a certificate of conformity, which the manufacturer uses as a basis for its own declaration of conformity. The manufacturer may then apply the CE mark to the device, which allows the device to be placed on the market throughout the EU.

Throughout the term of the certificate of conformity, the manufacturer will be subject to periodic surveillance audits to verify continued compliance with the applicable requirements. In particular, there will be a new audit by the Notified Body before it will renew the relevant certificate(s).

In Vitro Diagnostic Medical Devices Regulation

The EU regulatory landscape related to IVD MDs recently evolved. On April 5, 2017, the EU IVDR, was adopted with the aim of ensuring better protection of public health and patient safety. The EU IVDR establishes a uniform, transparent, predictable and sustainable regulatory framework across the EU for IVD MDs and ensure a high level of safety and health while supporting innovation. Unlike the EU IVDD, the EU

IVDR is directly applicable in all EU member states without the need for member states to implement into national law. This aims at increasing harmonization across the EU.

The EU IVDR became effective on May 26, 2022. In accordance with the recently amended provisions of the EU IVDR both (i) IVD MDs lawfully placed on the market pursuant to the EU IVDD prior to May 26, 2022 and (ii) IVD MDs lawfully placed on the market after May 26, 2022 in accordance with the transitional provisions of the EU IVDR may generally continue to be made available on the market or put into service provided that the requirements of the transitional provisions are fulfilled. However, even in this case, manufacturers must comply with a number of new or reinforced requirements set forth in the EU IVDR, in particular the obligations described below.

The EU IVDR requires that before placing an IVD MD on the market, manufacturers (as well as other economic operators such as authorized representatives and importers) must register by submitting identification information to the electronic system (Eudamed), unless they have already registered. The information to be submitted by manufacturers (and authorized representatives) also includes the name, address and contact details of the person or persons responsible for regulatory compliance. The new Regulation also requires that before placing a device on the market, manufacturers must assign a unique identifier to the device and provide it along with other core data to the unique device identifier, or UDI, database. These new requirements aim at ensuring better identification and traceability of the devices. Each device – and as applicable, each package – will have a UDI composed of two parts: a device identifier, or UDI-DI, specific to a device, and a production identifier, or UDI-PI, to identify the unit producing the device. Manufacturers are also notably responsible for entering the necessary data on Eudamed, which includes the UDI database, and for keeping it up to date. The obligations for registration in Eudamed will become applicable at a later date (as Eudamed is not yet fully functional). Until Eudamed is fully functional, the corresponding provisions of the EU IVDD continue to apply for the purpose of meeting the obligations laid down in the provisions regarding exchange of information, including, and in particular, information regarding registration of devices and economic operators.

All manufacturers placing medical devices on the market in the EU must comply with the EU medical device vigilance system which has been reinforced by the EU IVDR. Under this system, serious incidents and Field Safety Corrective Actions, or FSCAs, must be reported to the relevant authorities of the EU member states. These reports will have to be submitted through Eudamed – once functional – and aim to ensure that, in addition to reporting to the relevant authorities of the EU member states, other actors such as the economic operators in the supply chain will also be informed. Until Eudamed is fully functional, the corresponding provisions of the EU Medical Devices Directive continue to apply. A serious incident is defined as any malfunction or deterioration in the characteristics or performance of a device made available on the market, including use-error due to ergonomic features, as well as any inadequacy in the information supplied by the manufacturer and any undesirable side-effect, which, directly or indirectly, might have led or might lead to the death of a patient or user or of other persons or to a temporary or permanent serious deterioration of a patient's, user's or other person's state of health or a serious public health threat. Manufacturers are required to take FSCAs defined as any corrective action for technical or medical reasons to prevent or reduce a risk of a serious incident associated with the use of a medical device that is made available on the market. An FSCA may include the recall, modification, exchange, destruction or retrofitting of the device. FSCAs must be communicated by the manufacturer or its legal representative to its customers and/or to the end users of the device through Field Safety Notices. For similar serious incidents that occur with the same device or device type and for which the root cause has been identified or a FSCA implemented or where the incidents are common and well documented, manufacturers may provide periodic summary reports instead of individual serious incident reports.

The advertising and promotion of medical devices are subject to some general principles set forth in EU legislation. According to the EU IVDR, only devices that are CE marked may be marketed and advertised in the EU in accordance with their intended purpose. Directive 2006/114/EC concerning misleading and comparative advertising and Directive 2005/29/EC on unfair commercial practices, while not specific to the advertising of medical devices, also apply to the advertising thereof and contain general rules, for example, requiring that advertisements are evidenced, balanced and not misleading. Specific requirements are defined at a national level. EU member states’ laws related to the advertising and promotion of medical devices, which vary between jurisdictions, may limit or restrict the advertising and promotion of products to the general public and may impose limitations on promotional activities with healthcare professionals.

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

Brexit

Since the end of the Brexit transition period on January 1, 2021, Great Britain (England, Scotland and Wales) has not been directly subject to EU laws, however under the terms of the Protocol on Ireland/Northern Ireland, EU laws generally apply to Northern Ireland. On February 27, 2023, the United Kingdom, or UK Government and the European Commission reached a political agreement on the “Windsor Agreement” which is likely to lead to further amendments to the Protocol on Ireland/Northern Ireland in order to address some of the perceived shortcomings in its operation. These proposed changes need to be codified and agreed by the respective parliaments of the UK and EU before taking effect.

The EU laws that have been transposed into United Kingdom law through secondary legislation remain applicable in Great Britain. However, under the Retained EU Law (Revocation and Reform) Bill 2022, which is currently before the UK parliament, any retained EU law not expressly preserved and “assimilated” into domestic law or extended by ministerial regulations (to no later than June 23, 2026) will automatically expire and be revoked by December 31, 2023. In addition, new legislation such as the EU IVDR is not applicable in Great Britain.

The UK government has passed a new Medicines and Medical Devices Act 2021, which introduces delegated powers in favor of the Secretary of State or an ‘appropriate authority’ to amend or supplement existing regulations in the area of medicinal products and medical devices, including IVD MDs. This allows new rules to be introduced in the future by way of secondary legislation, which aims to allow flexibility in addressing regulatory gaps and future changes in the fields of human medicines, clinical trials and medical devices.

The EU-UK Trade and Cooperation Agreement, or TCA, came into effect on January 1, 2021. The TCA does not specifically refer to medical devices or IVD MDs but does provide for cooperation and exchange of information in the area of product safety and compliance, including market surveillance, enforcement activities and measures, standardization related activities, exchanges of officials, and coordinated product recalls (or other similar actions). For medical devices and IVD MDs that are locally manufactured but use components from other countries, the “rules of origin” criteria will need to be reviewed.

Since January 1, 2021, the Medicines and Healthcare Products Regulatory Agency, or MHRA, has become the sovereign regulatory authority responsible for Great Britain. New regulations require all medical devices and IVD MDs to be registered with the MHRA, and since January 1, 2022, manufacturers based outside the UK have been required to appoint a UK responsible person that has a registered place of business in the UK to register devices with the MHRA.

On June 26, 2022, the MHRA published its response to a 10-week consultation on the post-Brexit regulatory framework for medical devices and IVD MDs. The MHRA seeks to amend the UK Medical Devices Regulations 2002 (which are based on EU legislation, primarily the EU Medical Devices Directive 93/42/EEC and the EU IVDD), in particular to create a new access pathway to support innovation, create an innovative framework for regulating software and artificial intelligence as medical devices, reform IVD MD regulation and foster sustainability through the reuse and remanufacture of medical devices. Regulations implementing the new regime were originally scheduled to come into force in July 2023, but the Government has recently confirmed that this date has been postponed until July 2024. Devices which have valid a valid certificate issued by EU notified bodies under the EU IVDR or EU IVDD are subject to transitional arrangements. In its consultation response, the MHRA indicated that the future regulations in Great Britain will allow IVD MDs with valid certification to continue being placed on the market in Great Britain under the CE mark until either the certificate expires or for five years after the new regulations take effect, whichever is sooner. Following these transitional periods, it is expected that all IVD MDs will require a UK Conformity Assessment, or UKCA, mark. Manufacturers may choose to use the UKCA mark on a voluntary basis prior to the regulations coming into force. However, from July 2024, products which do not have existing and valid certification under the EU IVDD or EU IVDR and are therefore not subject to the transitional arrangements will be required to carry the UKCA mark if they are to be sold into the market in Great Britain. UKCA marking will not be recognized in the EU. The rules for placing IVD MDs on the market in Northern Ireland, which is part of the UK, differ from those in Great Britain and continues to be based on EU law.

Under the terms of the Ireland/Northern Ireland Protocol, Northern Ireland follows EU rules on IVD MDs, including the EU IVDR, and IVD MDs marketed in Northern Ireland require assessment according to the EU regulatory regime. Such assessment may be conducted by an EU Notified Body, in which case a CE mark is required before placing the device on the market in Northern Ireland. Alternatively, if a UK approved body conducts such assessment, a 'UKNI' mark is applied and the device may only be placed on the market in Northern Ireland and not the EU.

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

Hospitals, clinical laboratories and other healthcare provider customers that may purchase our products and/or product candidates generally bill various third-party payors to cover all or a portion of the costs and fees associated with diagnostic tests, including the cost of the purchase of our products and/or product candidates. The majority of our diagnostic tests are performed in a hospital inpatient setting, where governmental payors, such as Medicare, generally reimburse hospitals with a single bundled payment that is based on the patients’ diagnosis under a classification system known as the Medicare severity diagnosis-related groups, or MS-DRGs, classification for all items and services provided to the patient during a single hospitalization, regardless of whether our diagnostic tests are performed during such hospitalization. In addition, new products may be eligible for an add-on payment for a time period up to three years if they meet certain criteria, including, among other things, demonstrating a substantial clinical improvement relative to services or technologies previously available. For fiscal years 2021 and 2022, hospitals paid under the Medicare Hospital Inpatient Prospective Payment System were eligible to receive a new technology add-on payment, or NTAP for T2Bacteria, which is incremental to the MS-DRG reimbursement for qualifying Medicare inpatient cases based on the cost of the case. Effective fiscal year 2023, T2Bacteria is no longer eligible for NTAP. To the extent that our diagnostic tests are performed in an outpatient setting, certain of our tests, including our T2SARS-CoV-2 Panel may be eligible for separate payment using existing Current Procedural Terminology, or CPT, codes, under the Clinical Laboratory Fee Schedule.

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

Other legislative changes have been proposed and adopted since the ACA was enacted. These changes included aggregate reductions of Medicare payments to providers, which will remain in effect through 2032, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022. In addition, on January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. The Medicare Access and CHIP Reauthorization Act of 2015, or MACRA, enacted on April 16, 2015, repealed the formula by which Medicare made annual payment adjustments to physicians and replaced the former formula with fixed annual updates and a new system of incentive payments that are based on various performance measures and physicians’ participation in alternative payment models such as accountable care organizations. It is unclear what effect new quality and payment programs, such as MACRA, may have on our business, financial condition, results of operations or cash flows.

On January 1, 2018, CMS implemented certain provisions of the Protecting Access to Medicare Act of 2014, or PAMA, which made substantial changes to the way in which clinical laboratory services are paid under Medicare. Under PAMA, laboratories that receive the majority of their Medicare revenue from payments made under the CLFS or the Physician Fee Schedule are required to report to CMS, beginning in 2017 and every three years thereafter (or annually for “advanced diagnostics laboratory tests”), private payer payment rates and volumes for their tests. Laboratories that fail to report the required payment information may be subject to substantial civil monetary penalties. CMS uses the data to calculate a weighted median payment rate for each test, which is used to establish a revised Medicare reimbursement rate. Under PAMA, the revised Medicare reimbursement rates were scheduled to apply to clinical diagnostic laboratory tests furnished on or after January 1, 2018. The revised reimbursement methodology is expected to generally result in relatively lower reimbursement under Medicare for clinical diagnostic lab tests that has been historically available. Any reduction to payment rates resulting from the new methodology is limited to 10% per test per year in 2018 through 2020, and to 15% per test per year in 2021 through 2023 and 15% per test per year in 2024 through 2026. The CARES Act, which was signed into law on March 27, 2020, amended the timeline for reporting private payer payment rates and delayed by one year the payment reductions scheduled for 2021. On December 10, 2021, Congress passed the Protecting Medicare and American Farmers from Sequester Cuts Act, or PMAFSA, which delayed the next data reporting period by an additional year and prevented any reduction in payment amounts from commercial payer rate implementation in 2022. The Consolidated Appropriations Act, 2023, enacted on December 29, 2022, further revised the next data reporting period for certain tests and delayed the phase-in of payment reductions for an additional year, through 2026.

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

In September 2019, BARDA awarded the Company a milestone-based contract, with an initial value of $6.0 million, and a potential value of up to $62.0 million, if BARDA awards all contract options (the “U.S. Government Contract”). BARDA operates within the Office of the ASPR at HHS. If BARDA awards and the Company completes all options, the Company’s management believes it will enable a significant expansion of the Company’s current portfolio of diagnostics for sepsis-causing pathogen and antibiotic resistance genes. In September 2020, BARDA exercised the first contract option valued at $10.5 million. In September 2021, BARDA exercised Option 2A valued at approximately $6.4 million. In March 2022, BARDA exercised Option 2B valued at approximately $4.4 million. In May 2022, BARDA exercised Option 3 valued at approximately $3.7 million to further advance the U.S. clinical trials for the T2Resistance Panel and T2Biothreat Panel and file submissions to the FDA for U.S. regulatory clearance for those products.

In April 2021, BARDA agreed to accelerate product development by modifying the contract to advance future deliverables into the currently funded Option 1 of the BARDA contract for T2Biothreat, T2Resistance and our next generation instrument and comprehensive sepsis panel. The modification does not change the overall total potential value of the BARDA contract.

The Company recorded research and contribution revenue of $11.0 million and $11.4 million for the years ended December 31, 2022 and 2021, respectively, under the BARDA contract.

Human Capital Resources

At T2 Biosystems, employees are integral to the Company’s success. Our key human capital management objectives are to attract, retain and develop talent needed to deliver on our strategy and advance our mission. As of December 31, 2022, we had a total of 158 employees, including 110 employees working on-site, and 48 employees working remotely or in the field. All of these employees were full-time employees. None of our employees are represented by labor unions or covered by collective bargaining agreements. We focus on the following areas in supporting our human capital:

Diversity and Inclusion. We recognize and appreciate the importance of creating an environment where all team members feel valued, included and empowered to do their best work and bring great ideas to the table. We recognize that each team member’s unique experiences, perspectives, and viewpoints add value to our ability to develop and deliver innovative diagnostic products and make a meaningful impact on patient care. We foster an organizational culture that ensures all employees are treated fairly and with respect, promotes inclusivity, and provides equal opportunities for professional growth and advancement based on merit. Our Code of Business Conduct and Ethics prohibits discrimination on the basis of race, color, religion, national origin, sex (including pregnancy), sexual orientation, age, disability, veteran status or other characteristic protected by law.

Health and Safety. Safety is a top priority at T2 Biosystems. We promote safety with a robust health and safety program, which includes employee orientation and training, regular safety meetings, contractor management, risk assessments, hazard identification and mitigation, incident reporting and investigation, and corrective and preventative action development.

Training and Development. We invest in training and development initiatives to ensure our employees have the skills and tools necessary to successfully contribute towards advancing progress on our strategic priorities and to prepare them to confidently take on new or expanded roles within the organization. Our on-going efforts are aimed at attracting, engaging, retaining, and developing employees in a thoughtful and meaningful way to support an inclusive culture.

Compensation and Benefits. We aim to provide fair, competitive compensation and a comprehensive benefits program that will attract, retain and motivate employees. To align individual performance with our short- and long-term corporate objectives, our compensation programs consist of base pay, short-term incentives and long-term incentives, including restricted stock unit grants. Our benefits program currently includes medical, dental, and vision insurance plans for employees and their families, in addition to life insurance and short and long-term disability plans, paid time off for holidays, vacation, sick and other personal leave, and health and dependent care savings accounts. We also provide our employees with a 401(k) plan that includes a competitive company match, and employees have access to several other programs, such as our Employee Stock Purchase Program (ESPP).

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

Our cash, cash equivalents, and restricted cash as of December 31, 2022 was $11.9 million, which will not be sufficient to fund our current operating plan for at least a year from issuance of these financial statements. While we completed an underwritten public offering in February 2023 in which the Company raised approximately $12 million in gross proceeds, before underwriting discounts and commissions and offering expenses, absent any reductions in current operating expenses, the Company believes it will require additional financing during the first half of 2023. There can be no assurance that any financing by us can be realized, or if realized, what the terms of any such financing may be, or that any amount that we are able to raise will be adequate.

The Term Loan Agreement with CRG Servicing LLC (“CRG”) (See Note 6 of the notes to our consolidated financial statements) has a minimum liquidity covenant which requires us to maintain a minimum cash balance of $5.0 million. As security for its obligations under the Term Loan Agreement, the Company entered into a security agreement with CRG whereby the Company granted a lien on substantially all of its assets, including intellectual property. We intend to continue to evaluate options to refinance the Term Loan Agreement, which becomes due on December 30, 2024. There can be no assurances that we will be able to refinance on terms favorable or at all. The amounts involved in any such transactions, individually or in the aggregate may be material.

These conditions, as well as those described below under “Our failure to meet the continued listing requirements of The Nasdaq Capital Market could result in a delisting of our common stock,” raise substantial doubt regarding our ability to continue as a going concern for a period of one year after the date that the financial statements are issued. Management's plans to alleviate the conditions that raise substantial doubt include raising additional capital, earning payments pursuant to our contract with BARDA, delaying certain research projects and capital expenditures and eliminating certain future operating expenses in order to fund operations at reduced levels for us to continue as a going concern for a period of 12 months from the date these financial statements are issued. Management has concluded the likelihood that its plan to successfully obtain sufficient funding from one or more of these sources or adequately reduce expenditures, while reasonably possible, is less than probable. Accordingly, we have concluded that substantial doubt exists about our ability to continue as a going concern for a period of at least 12 months from the date of issuance of these financial statements.

Our failure to meet the continued listing requirements of The Nasdaq Capital Market could result in a delisting of our common stock.

If we fail to regain or maintain compliance with the continued listing requirements of The Nasdaq Capital Market, Nasdaq may take steps to delist our common stock.

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

On November 22, 2022, we received a letter from Nasdaq indicating that, for the last thirty consecutive business days, the Market Value of Listed Securities, as defined by Nasdaq (“MVLS”) had been below the $35 million minimum requirement for continued listing on The Nasdaq Capital Market under Nasdaq Listing Rule 5550(b)(2). In accordance with Nasdaq Listing Rule 5810(c)(3)(C), we have been provided an initial period of 180 calendar days, or until May 22, 2023, to regain compliance. The letter states that the Nasdaq staff will provide written notification that we have achieved compliance with Rule 5550(b)(2) if at any time before May 22, 2023, our MVLS closes at $35 million or more for a minimum of ten consecutive business days. The letter has no immediate effect on the listing or trading of our common stock. If compliance in not achieved by May 22, 2023, we expect that Nasdaq would provide written notification to us that our securities are subject to delisting. We will continue to monitor our MVLS and consider our available options to regain compliance with the Nasdaq minimum MVLS requirements, which may include applying for an additional extension of the compliance period or appealing to a Nasdaq Hearings Panel.

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

We have incurred significant losses since inception through December 31, 2022 and expect to incur losses in the future. Our accumulated deficit as of December 31, 2022 was $534.2 million and we incurred net losses of $62.0 million and $49.2 million for the years ended December 31, 2022 and 2021, respectively. We expect that our losses will continue for at least the next few years as we will be required to invest significant additional funds toward the continued development and commercialization of our technology. Our ability to achieve or sustain profitability depends on numerous factors, many of which are beyond our control, including the market acceptance of our products and future product candidates, future product development, our ability to achieve marketing clearance from the FDA and international regulatory clearance or certification for future product candidates, our ability to compete effectively against an increasing number of competitors and new products, and our market penetration and margins. In spite of efforts to reduce expenses, we may never be able to generate sufficient revenue to achieve or sustain profitability. As noted above, management has identified conditions and events that raise doubt about our ability to continue as a going concern.

Adverse outcomes in legal proceedings could subject us to substantial damages and adversely affect our results of operations and profitability.

We may become party to legal proceedings, including matters involving personnel and employment issues, contract disputes, personal injury, environmental matters, and other proceedings. Some of these potential proceedings could result in substantial damages or payment awards that exceed our insurance coverage. We will estimate our exposure to any future legal proceedings and establish provisions for the estimated liabilities where it is reasonably possible to estimate and where an adverse outcome is probable. Assessing and predicting the outcome of these matters will involve substantial uncertainties. Furthermore, even if the outcome is ultimately in our favor, our costs associated with such litigation may be material. Adverse outcomes in future legal proceedings or the costs and expenses associated therewith could have an adverse effect on our results of operations.

In September 2021, we entered into a lease for office, research, laboratory and manufacturing space that would consolidate our existing operations into a single 70,000 square foot, state-of-the-art life sciences facility in Billerica, Massachusetts (the “Lease”) with Farley White Concord Road, LLC (the “Landlord”). On January 17, 2023, the Landlord sent a Notice of Termination (the “Notice”) of the Lease to us. The Notice provides that the Landlord terminated the Lease because of our alleged failure to perform our obligations under the Lease in a timely manner and our alleged breach of the covenant of good faith and fair dealing. Occupancy of the Premises was delayed due to disagreement between us and the Landlord as to the parties’ obligations under the Lease. In connection with the Notice, on January 18, 2023, the Landlord filed a complaint in the Massachusetts Superior Court and has unilaterally deducted the $1,000,000 security deposit for its alleged damages. In addition, the Landlord is seeking damages for unpaid rent, brokerage fees, transaction costs, attorney’s fees and court costs. On March 1, 2023, we filed a response to the Landlord’s complaint and a counterclaim alleging that the Landlord breached its obligations under the contract and unlawfully drew on the security deposit, in addition to breaching its covenants of good faith and fair dealing, making fraudulent misrepresentations, and engaging in deceptive and unfair trade practices.

We are an early stage commercial company and may face difficulties encountered by companies early in their commercialization in competitive and rapidly evolving markets.

We applied the CE mark to the T2Dx Instrument and T2Candida Panel in July 2014 and received marketing authorization from the FDA for them on September 22, 2014 and began commercializing these products in the fourth quarter of 2014. We applied the CE mark to the T2Bacteria Panel in June 2017 and received marketing clearance from the FDA for it on May 24, 2018 and began commercializing it promptly thereafter. We applied the CE mark to the T2Resistance Panel in the EU on November 20, 2019. We received Emergency Use Authorization, or EUA, from the FDA for the T2SARS-CoV-2 Panel in August 2021. In assessing our business prospects, you should consider the various risks and difficulties frequently encountered by companies early in their commercialization in competitive and rapidly evolving markets, particularly companies that develop and sell medical devices. These risks include our ability to:

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

The global outbreak of COVID-19 continues to and has had adverse effects on general commercial activity and the global economy, including research, manufacturing and distributions.

We have a significant development contract with a United States government agency and should the agency reduce, cancel or not grant additional milestone projects, our ability to continue our future product development may be impacted. The COVID-19 pandemic also caused us to reassess our build plan and evaluate inventories accordingly.

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

Until we achieve scale in our business model our revenue will be primarily generated from the T2Dx Instrument, T2Candida, T2Bacteria, T2Resistance and T2SARS-CoV-2 Panels, and research revenue, and any factors that negatively impact sales of these products may adversely affect our business, financial condition and operating results.

We began to offer our sepsis products for sale, including the T2Candida Panel and T2Dx Instrument, in the fourth quarter of 2014, T2Bacteria in 2018, T2Resistance in 2019 and T2SARS-CoV-2 in 2020 and expect that we will be dependent upon the sales of these products for the majority of our revenue until we receive regulatory clearance, approval or certification for our other product candidates currently in development. Because we currently rely on a limited number of products to generate a significant portion of our revenue, any factors that negatively impact sales of these products, or result in sales of these products increasing at a lower rate than expected, could adversely affect our business, financial condition and operating results and negatively impact our ability to successfully launch future product candidates currently under development.

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

Because we applied the CE mark to the T2Dx Instrument and T2Candida Panel in the EU in June 2014 and received FDA authorizations to sell them in the US in the third quarter of 2014, applied the CE mark to the T2Bacteria Panel in 2018, applied the CE mark to T2Resistance in 2019, and received EUA to sell T2SARS-CoV-2 in August 2020, we have limited experience marketing and selling our products. As of December 31, 2021, our commercial organization consisted of 31 people, including 22 people in sales and marketing. Our clinical and medical affairs teams are raising awareness by amplifying clinical value messaging for our products. Our financial condition and operating results are highly dependent upon the sales and marketing efforts of our sales and marketing employees with the assistance of the medical affairs team. If our sales and marketing efforts fail to adequately promote, market and sell our products, our sales may not increase at levels that are in line with our forecasts.

Our future sales growth will depend in large part on our ability to successfully expand the size and geographic scope of our direct sales force and medical affairs team in the United States. Accordingly, our future success will depend largely on our ability to continue to hire, train, retain and motivate skilled sales, marketing, and medical affairs personnel. Because the competition for individuals with their skillset is high, there is no assurance we will be able to hire and retain additional personnel on commercially reasonable terms. If we are unable to expand our sales and marketing capabilities, we may not be able to effectively commercialize our products and our business and operating results may be adversely affected.

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

During the past few years, we have expanded our operations. We expect this expansion to continue to an even greater degree as we continue to commercialize our sepsis products, build a targeted sales force, and seek marketing clearance or certification from the FDA, international regulatory authorities and notified bodies for our future product candidates. Our growth has placed, and will continue to place, a significant strain on our management, operating and financial systems and our sales, marketing and administrative resources. As a result of our growth, operating costs may escalate even faster than planned, and some of our internal systems and processes, including those relating to manufacturing our products, may need to be enhanced, updated or replaced. Additionally, our anticipated growth will increase demands placed on our suppliers, resulting in an increased need for us to manage our suppliers and monitor for quality assurance. If we cannot effectively manage our expanding operations, manufacturing capacity and costs, including scaling to meet increased demand and properly managing suppliers, we may not be able to continue to grow or we may grow at a slower pace than expected and our business could be adversely affected.

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

Our future funding requirements will depend on many factors, including:

•
our ability to obtain marketing clearance from the FDA and international regulatory clearance or certification to market our future product candidates;
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

We market and sell our sepsis products to hospitals world-wide. We may not be successful in promoting adoption of our technologies in those targeted hospitals or increasing adoption at our existing hospital accounts, which may make it difficult for us to achieve broader market acceptance of these products and increase revenue.

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

In addition, our agreements with our third party suppliers are non-exclusive. Our suppliers may dedicate more resources to other companies. We may in the future experience shortages and price fluctuations of certain key components and raw materials required in the manufacturing of our products, and the predictability of the availability and pricing of these components and raw materials may be limited. Current or future supply chain interruptions that could be exacerbated by global political tensions, such as the situation in Ukraine, or the COVID-19 pandemic and government responses could negatively impact our ability to acquire such key components or materials. Component and raw material shortages or pricing fluctuations could be material in the future. In the event of a component or raw material shortage, supply interruption or material pricing change from suppliers of these components or raw materials, we may not be able to develop alternate sources in a timely manner or at all in the case of sole or limited sources. In February 2023, we experienced a raw material issue that was identified during our routine internal quality inspection that limited our ability to manufacture sufficient volume of certain consumable products to meet customer demand. We have resumed manufacturing and shipping these products in March 2023. To the extent we experience similar issues in the future, it could limit our ability to meet customer demand.

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

Our future success will depend on the market’s confidence that our technologies can provide reliable, high-quality diagnostic results. We believe that our customers are likely to be particularly sensitive to any defects or errors in our products. If our technology fails to detect the presence of Candida or bacterial pathogens that our technology is designed to detect and a patient subsequently suffers from sepsis, then we could face claims against us or our reputation could suffer as a result of such failures. The failure of our current products or planned diagnostic product candidates to perform reliably or as expected could significantly impair our reputation and the public image of our products, and we may be subject to legal claims arising from any defects or errors.

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

Our business strategy depends on our ability to manufacture and assemble our current and proposed products in sufficient quantities and on a timely basis so as to meet consumer demand, while adhering to product quality standards, complying with regulatory requirements and managing manufacturing costs. We are subject to numerous risks relating to our manufacturing capabilities, including:

•
Highly accurate levels of detection which require raw materials free of contamination lest test results include false positives for contaminants and not actual patient borne pathogens making paramount quality or reliability defects in product components that we source from third party suppliers;
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

In September 2021, we entered into a lease for office, research, laboratory and manufacturing space that would consolidate our existing operations into a single 70,000 square foot, state-of-the-art life sciences facility in Billerica, Massachusetts (the “Lease”) with Farley White Concord Road, LLC (the “Landlord”). On January 17, 2023, the Landlord sent a Notice of Termination (the “Notice”) of the Lease to us. The Notice provides that the Landlord terminated the Lease because of our alleged failure to perform our obligations under the Lease in a timely manner and our alleged breach of the covenant of good faith and fair dealing. Occupancy of the Premises was delayed due to disagreement between us and the Landlord as to the parties’ obligations under the Lease. In connection with the Notice, on January 18, 2023, the Landlord filed a complaint in the Massachusetts Superior Court and has unilaterally deducted the $1,000,000 security deposit for its alleged damages. In addition, the Landlord is seeking damages for unpaid rent, brokerage fees, transaction costs, attorney’s fees and court costs. On March 1, 2023, we filed a response to the Landlord’s complaint and a counterclaim alleging that the Landlord breached its obligations under the contract and unlawfully drew on the security deposit, in addition to breaching its covenants of good faith and fair dealing, making fraudulent misrepresentations, and engaging in deceptive and unfair trade practices.

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

As of December 31, 2022, we had federal net operating loss carryforwards, or NOLs, to offset future taxable income of $256.7 million, which are available to offset future taxable income, if any, of which $34.9 million begin to expire in 2026 and $221.8 million carry forward indefinitely. Since 2020 and through 2022, we have conducted and updated studies of our historic ownership changes pursuant to Internal Revenue Code Sections 382 and 383 (the “382 study”) of our cumulative net operating loss and tax credit carryforwards. From the results of these studies, we determined there are limitations on the use of our loss and credit carryforwards. Future changes in our stock ownership, as well as other changes that may be outside of our control, could result in additional ownership changes under Section 382 of the Code. As a result, even if we achieve profitability, we may not be able to use a material portion of our NOLs. We have recorded a full valuation allowance related to our NOLs due to the uncertainty of the ultimate realization of the future benefits of those assets.

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

As we expand internationally, our results of operations and cash flows may become increasingly subject to fluctuations due to changes in foreign currency exchange rates. Our expenses are generally denominated in the currencies in which our operations are located, which is in the United States. If the value of the U.S. dollar increases relative to foreign currencies in the future, in the absence of a corresponding change in local currency prices, our future revenue could be adversely affected in the event we convert future revenue from local currencies to U.S. dollars.

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

We are exposed to the risk of fraud or other misconduct by our employees, independent contractors, principal investigators, consultants, commercial partners, distributors and vendors. Misconduct by these parties could include intentional, reckless or negligent failures to: comply with the regulations of the FDA and other similar foreign regulatory bodies; provide true, complete and accurate information to the FDA and other similar regulatory authorities or notified bodies; comply with manufacturing standards we have established; comply with healthcare fraud and abuse laws and regulations in the United States and similar foreign fraudulent misconduct laws; or report financial information or data accurately, or disclose unauthorized activities to us. These laws may impact, among other things, our activities with principal investigators and research subjects, as well as our sales, marketing and education programs. In particular, the promotion, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Such misconduct could also involve the improper use of information obtained in the course of clinical studies, which could result in regulatory sanctions and cause serious harm to our reputation. It is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses, or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of civil, criminal and administrative penalties, damages, monetary fines, disgorgement, individual imprisonment, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations, any of which could adversely affect our ability to operate our business and our results of operations. Any of these actions or investigations could result in substantial costs to us, including legal fees, and divert the attention of management from operating our business.

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

Despite the implementation of security measures, our internal computer systems and those of our vendors and other contractors and consultants may be vulnerable to security breaches and damage from computer viruses and unauthorized access, including the unauthorized encryption of data stored on our computer network. In August 2019, we were the subject of a ransomware attack that resulted in the encryption of certain data stored on our computer network. Although we did not pay the ransom; the attack did not materially affect business operations; and there was no evidence of a loss of data or inappropriate disclosure of confidential or proprietary information, we did incur additional cost, expense and the diversion of time and resources to recover from the attack and the Company’s management concluded that our disclosure controls and procedures were not effective at that time due to a material weakness in our internal control over the quality, frequency and periodic testing of the backup of our Information System data. We have strengthened our network security and infrastructure following the attack, however, if such an event were to occur again and cause interruptions in our operations, it could result in a material disruption of our business operations. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or systems, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development and commercialization of our product candidates could be delayed, which could adversely affect our business, results of operations and financial condition.

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
•
the manufacturing process or facilities we use may not meet applicable requirements; and
•
the potential for marketing authorization or certification policies or regulations of the FDA or applicable foreign regulatory bodies to change significantly in a manner rendering our clinical data or regulatory filings insufficient for marketing authorization or certification

Any delay in, or failure to receive or maintain, clearance, certification or approval for our product candidates could prevent us from generating revenue from these product candidates and adversely affect our business operations and financial results.

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

Following Brexit, EU laws no longer apply directly in Great Britain. The regulations on medical devices and in vitro diagnostic medical devices in Great Britain continue to be based largely on the three EU Directives which preceded the EU Medical Devices Regulation, or MDR and the (EU) IVDR, as implemented into national law. However under the terms of the Protocol on Ireland/Northern Ireland, the (EU) MDR and (EU) IVDR do apply to Northern Ireland. Consequently, there are currently different regulations in place in Great Britain as compared to both Northern Ireland and the EU, respectively. Ongoing compliance with both sets of regulatory requirements may result in increased costs for our business.

Furthermore, the UK Government is currently drafting amendments to the existing legislation which is likely to result in further changes to the Great Britain regulations in the near future. For example, subject to transitional periods for validly-certified devices, the new Great Britain regulations are likely to require medical devices and in vitro diagnostic medical devices placed on the Great Britain market to be “UKCA” certified by a UK Approved Body in order to be lawfully placed on the market. The UK Government has stated that the amended regulations are likely to apply from July 2024; understanding and ensuring compliance with any new such requirements is likely to lead to further complexity and increased costs to our business. If there is insufficient UK Approved Body capacity, there is a risk that our product certification could be delayed which might impact our ability to market products in Great Britain after the respective transition periods

Even if granted, a 510(k) clearance, de novo classification, PMA approval, or similar authorization or certification from other regulators or notified bodies for any future product would likely place substantial restrictions on how our device is marketed or sold, and the FDA and other regulatory authorities or bodies will continue to place considerable restrictions on our products and operations. For example, the manufacture of medical devices in the United States must comply with the FDA’s Quality System Regulation, or QSR. In addition, manufacturers must register their manufacturing facilities, list the products with the FDA, and comply with requirements relating to labeling, marketing, complaint handling, adverse event and medical device reporting, reporting of corrections and removals, and import and export. The FDA monitors compliance with the QSR and these other requirements through periodic inspections. If our facilities or those of our manufacturers or suppliers are found to be in violation of applicable laws and regulations, or if we or our manufacturers or suppliers fail to take satisfactory corrective action in response to an adverse inspection, the FDA and other regulatory authorities could take enforcement action, including any of the following sanctions:

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

Moreover, the FDA’s and other regulatory authorities’ policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. We also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. For example, on February 23, 2022, the FDA issued a proposed rule to amend the QSR, which establishes current good manufacturing practice requirements for medical device manufacturers, to align more closely with ISO:13485 (2016), as established by the International Organization for Standardization. This proposal has not yet been finalized or adopted. Accordingly, it is unclear the extent to which this or any other proposals, if adopted, could impose additional or different regulatory requirements on us that could increase the costs of compliance or otherwise create competition that may negatively affect our business.

In addition, the EU regulatory landscape concerning in vitro diagnostic medical devices recently evolved and a new regulation governing in vitro diagnostic medical devices became applicable on May 26, 2022 (See – International Regulation - Regulation of Medical Devices in the European Union) and these modifications may have an effect on the way we conduct our business in the EU and the EEA. For example, as a result of the transition towards the new regime, notified body review times have lengthened, and product introductions could be delayed or canceled, which could adversely affect our ability to grow our business.

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

We are subject to extensive regulatory requirements in connection with the EUA we received for our T2SARS-CoV-2 Test Panel. If we fail to comply with these requirements, or if the FDA otherwise determines that the conditions no longer warrant such authorization, we will be unable to market our products pursuant to this authorization and our business may be harmed.

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

In the EU, in vitro diagnostic medical devices lawfully placed on the market pursuant to the IVDD prior to May 26, 2026 may generally continue to be made available on the market or put into service until May 26, 2025, provided that the requirements of the transitional provisions are fulfilled. In particular, the certificate in question must still be valid and no substantial change must be made to the device as such a modification would trigger the obligation to obtain a new certification under the IVDR and therefore to have a notified body conducting a new conformity assessment of the devices. Once our devices will be certified under the IVDR, we must inform the notified body that carried out the conformity assessment of the devices that we market or sell in the EU and EEA of any planned substantial changes to our quality system or substantial changes to our in vitro diagnostic medical devices that could affect compliance with the general safety and performance requirements laid down in Annex I to IVDR or cause a substantial change to the intended use for which the device has been CE marked. The notified body will then assess the planned changes and verify whether they affect the products’ ongoing conformity with the IVDR. If the assessment is favorable, the notified body will issue a new certificate of conformity or an addendum to the existing certificate attesting compliance with the essential requirements and quality system requirements laid down in the Annexes to the IVDR. The notified body may disagree with our proposed changes and product introductions or modifications could be delayed or canceled, which could adversely affect our ability to grow our business.

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

Disruptions at the FDA, other government agencies and notified bodies caused by funding shortages or global health concerns could hinder their ability to hire, retain, or deploy key leadership and other personnel, or otherwise prevent new or modified products from being developed, cleared, approved, certified or commercialized in a timely manner, or at all, which could negatively impact our business.

The ability of the FDA, other government agencies, and notified bodies to review, and authorize or certify new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory and policy changes, their ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the government agency’s or notified bodies’ ability to perform routine functions. Average review times at the FDA, other government agencies and notified bodies have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA, other agencies and notified bodies may also slow the time necessary for new medical devices or modifications to authorized or certified medical devices to be reviewed and/or cleared or approved or certified by necessary government agencies or notified bodies, which would adversely affect our business. For example, over the last several years, the United States government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities.

Separately, in response to the COVID-19 pandemic, the FDA postponed most inspections of domestic and foreign manufacturing facilities at various points. Even though the FDA has since resumed standard inspection operations of domestic facilities where feasible, the FDA has continued to monitor and implement changes to its inspectional activities to ensure the safety of its employees and those of the firms it regulates as it adapts to the evolving COVID-19 pandemic, and any resurgence of the virus or emergence of new variants may lead to further inspectional delays. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to hinder or prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business

For instance, in the EU, notified bodies must be officially designated to certify products and services in accordance with the IVDR. Only a few notified bodies have been designated so far but the COVID-19 pandemic has significantly slowed down their designation process. Without IVDR designation, notified bodies may not yet start certifying devices in accordance with the new regulation. As only a few notified bodies has been IVDR-designated they are facing a heavy workload and their review times have lengthened. This situation could impact the way we are conducting our business in the EU and the EEA, and the ability of our notified body to timely review and process our regulatory submissions and perform its audits.

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

Hospitals, clinical laboratories and other healthcare provider customers that may purchase our products and product candidates, if approved, generally bill various third-party payors to cover all or a portion of the costs and fees associated with diagnostic tests, including the cost of the purchase of our products and product candidates. The majority of our diagnostic tests are performed in a hospital inpatient setting, where governmental payors, such as Medicare, generally reimburse hospitals a single bundled payment that is based on the patients’ diagnosis under a classification system known as the Medicare severity diagnosis-related groups, classification for all items and services provided to the patient during a single hospitalization, regardless of whether our diagnostic tests are performed during such hospitalization. In addition, new products may be eligible for a new technology add-on payment, or NTAP, for up to three years under the Medicare Hospital Inpatient Prospective Payment System, or IPPS, if they meet certain criteria, including, among other things, demonstrating a substantial clinical improvement relative to services or technologies previously available. For fiscal years 2021 through 2022, hospitals paid under the IPPS were eligible to receive a NTAP for T2Bacteria, which was incremental to the MS-DRG reimbursement for qualifying Medicare inpatient cases based on the cost of the case. Effective fiscal year 2023, T2Bacteria is no longer eligible for NTAP. To the extent that our diagnostic tests are performed in an outpatient setting, certain of our tests, including our T2SARS-CoV-2 Panel, may be eligible for separate payment under the Clinical Laboratory Fee Schedule using existing Current Procedural Terminology, or CPT, codes.

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

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011 resulted in aggregate reductions of Medicare payments to providers, which went into effect in April 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2032, with the temporary suspension from May 1, 2020 through March 31, 2022, unless additional action is taken by Congress. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Additionally, the Medicare Access and CHIP Reauthorization Act of 2015, or MACRA, enacted on April 16, 2015, repealed the formula by which Medicare made annual payment adjustments to physicians and replaced the former formula with fixed annual updates and a new system of incentive payments that are based on various performance measures and physicians’ participation in alternative payment models such as accountable care organizations. These new laws or any other similar laws introduced in the future may result in additional reductions in Medicare and other healthcare funding, which could negatively affect our customers and accordingly, our financial operations.

On January 1, 2018, CMS implemented certain provisions of the Protecting Access to Medicare Act of 2014, or PAMA, which made substantial changes to the way in which clinical laboratory services are paid under Medicare. Under PAMA, laboratories that receive the majority of their Medicare revenue from payments made under the CLFS or the Physician Fee Schedule are required to report to CMS, beginning in 2017 and every three years thereafter (or annually for “advanced diagnostics laboratory tests”), private payer payment rates and volumes for their tests. Laboratories that fail to report the required payment information may be subject to substantial civil monetary penalties. CMS uses the data to calculate a weighted median payment rate for each test, which is used to establish a revised Medicare reimbursement rate. Under PAMA, the revised Medicare reimbursement rates were scheduled to apply to clinical diagnostic laboratory tests furnished on or after January 1, 2018. The revised reimbursement methodology is expected to generally result in relatively lower reimbursement under Medicare for clinical diagnostic lab tests that has been historically available. Any reduction to payment rates resulting from the new methodology is limited to 10% per test per year in 2018 through 2020, 0% per test per year in 2021 through 2023, and 15% per test per year in 2024 through 2026. The CARES Act, which was signed into law on March 27, 2020, amended the timeline for reporting private payer payment rates and delayed by one year the payment reductions scheduled for 2021. On December 10, 2021, Congress passed the Protecting Medicare and American Farmers from Sequester Cuts Act, or PMAFSA, which delayed the next data reporting period by an additional year and prevented any reduction in payment amounts from commercial payer rate implementation in 2022. The Consolidated Appropriations Act, 2023, enacted on December 29, 2022, further revised the next data reporting period for certain tests and delayed the phase-in of payment reductions for an additional year, through 2026.

In the EU, similar developments may affect our ability to profitably commercialize our products, if certified. In December 2021, the EU Regulation No 2021/2282 on Health Technology Assessment, or HTA, amending Directive 2011/24/EU, was adopted. While the regulation entered into force in January 2022, it will only begin to apply from January 2025 onwards, with preparatory and implementation-related steps to take place in the interim. Once the regulation becomes applicable, it will have a phased implementation depending on the concerned products. This regulation intends to boost cooperation among EU member states in assessing health technologies, including some high-risk medical devices and in vitro diagnostic medical devices, and providing the basis for cooperation at the EU level for joint clinical assessments in these areas. The regulation will permit EU member states to use common HTA tools, methodologies, and procedures across the EU, working together in four main areas, including joint clinical assessment of the innovative health technologies with the most potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual EU member states will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technologies, and making decisions on pricing and reimbursement

We expect that additional state, federal and foreign healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal, state and foreign governments will pay for healthcare products and services, which could result in reduced demand for our products or additional pricing pressure. We cannot predict whether future healthcare initiatives will be implemented at the federal or state level or in countries outside of the United States in which we may do business, or the effect any future legislation or regulation will have on us. The taxes imposed by the new federal legislation and the expansion in government’s effect on the United States healthcare industry may result in decreased profits to us, lower reimbursements by payors for our products and product candidates or reduced medical procedure volumes, any of which may adversely affect our business, financial condition and results of operations.

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

Even if patents do successfully issue and even if such patents cover our products and technologies, we cannot assure you that other parties will not challenge the validity, enforceability or scope of such issued patents in the United States and in foreign countries, including by proceedings such as re-examination, inter partes review, interference, opposition, or other patent office or court proceedings. Moreover, we cannot assure you that if such patents were challenged in court or before a regulatory agency that the patent claims will be held valid, enforceable, or be sufficiently broad to cover our technologies or to provide meaningful protection from our competitors. Nor can we assure you that the applicable court or agency will uphold our ownership rights in such patents. Accordingly, we cannot guarantee that we will be successful in defending challenges made against our patents and patent applications. Any successful third-party challenge to our patents could result in the unenforceability or invalidity of such patents, or narrowing of claim scope, such that we could be deprived of patent protection necessary for the successful commercialization of our products and technologies, which could adversely affect our business.

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

We continue to incur significant costs as a result of operating as a public company, and our management continues to devote substantial time to compliance initiatives and corporate governance practices.

As a public company, we incur significant legal, accounting, insurance and other expenses. The Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of The Nasdaq Global Market and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel will need to continue to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will continue to increase our legal and financial compliance costs and will make some activities more time-consuming and costly.

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

Item 3. LEGAL PROCEEDINGS

On September 8, 2021, the Company entered into a 10-year lease agreement (the “Lease”) with Farley White Concord Road, LLC (the “Landlord”), pursuant to which the Company leased approximately 70,125 square feet for its occupancy and use as office, laboratory and commercial manufacturing space at 290 Concord Road, Billerica, Massachusetts (the “Premises").

On January 17, 2023, the Landlord sent a Notice of Termination (the “Notice”) of the Lease to the Company. The Notice provides that the Landlord terminated the Lease because of the Company’s alleged failure to perform its obligations under the Lease in a timely manner and the Company’s alleged breach of the covenant of good faith and fair dealing. In connection with the Notice, on January 18, 2023, the Landlord filed a complaint in the Massachusetts Superior Court and has unilaterally deducted the Company’s $1,000,000 security deposit for its alleged damages. In addition, the Landlord is seeking damages for unpaid rent, brokerage fees, transaction costs, attorney's fees and court costs.

On March 1, 2023, the Company filed a response to the Landlord’s complaint and a counterclaim alleging that the Landlord breached its obligations under the contract and unlawfully drew on the security deposit, in addition to breaching its covenants of good faith and fair dealing, making fraudulent misrepresentations, and engaging in deceptive and unfair trade practices.

We believe the Landlord's claims are without merit and we intend to vigorously contest the claim.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II.

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

Our common stock has been quoted on The Nasdaq Capital Market under the symbol “TTOO” and has been trading since August 7, 2014. On March 27, 2023, there were 14 holders of record of our common stock.

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

Business Overview

We are an in vitro diagnostics company and leader in the rapid detection of sepsis-causing pathogens and antibiotic resistance genes. We are dedicated to improving patient care and reducing the cost of care by helping clinicians effectively treat patients faster than ever before. We have developed innovative products that offer a rapid, sensitive and simple alternative to existing diagnostic methodologies. We are developing a broad set of applications aimed at improving patient outcomes, reducing the cost of healthcare, and lowering mortality rates by helping medical professionals make earlier targeted treatment decisions. Our technology enables rapid detection of pathogens, biomarkers and other abnormalities in a variety of unpurified patient sample types, including whole blood, plasma, serum, saliva, sputum and urine, and can detect cellular targets at limits of detection as low as one colony forming unit per milliliter, or CFU/mL. We are currently targeting a range of critically underserved healthcare conditions, focusing initially on those for which a rapid diagnosis will serve an important dual role – saving lives and reducing costs. Our current development efforts primarily target sepsis and Lyme disease, which are areas of significant unmet medical need in which existing therapies could be more effective with improved diagnostics.

Our primary commercial products include the T2Dx® Instrument, the T2Candida® Panel, the T2Bacteria® Panel, the T2Resistance® Panel, and the T2SARS-CoV-2™ Panel.

We have never been profitable and have incurred net losses in each year since inception. Our accumulated deficit at December 31, 2022 was $534.2 million and we have experienced cash outflows from operating activities over the past years. Substantially all of our net losses resulted from costs incurred in connection with our research and development programs and from selling, general and administrative costs associated with our operations. We have incurred significant commercialization expenses related to product sales, marketing, manufacturing and distribution of our FDA-cleared products, the T2Dx Instrument, T2Candida Panel and T2Bacteria Panel. In addition, we will continue to incur significant costs and expenses as we continue to develop other product candidates, improve existing products and maintain, expand and protect our intellectual property portfolio. We may seek to fund our operations through public equity or private equity or debt financings, as well as other sources. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements if and when needed would have a negative impact on our business, results of operations and financial condition and our ability to develop, commercialize and drive adoption of the T2Dx Instrument, T2Candida, T2Bacteria, T2Resistance, T2SARS-CoV-2 and future products.

We are subject to a number of risks similar to other early commercial stage life science companies, including, but not limited to commercially launching our products, development and market acceptance of our product candidates, development by our competitors of new technological innovations, protection of proprietary technology, and raising additional capital.

The COVID-19 pandemic has impacted and may continue to impact the Company's operations as the pandemic shifts to an endemic health threat. Customers have significantly reduced their purchases of the Company's COVID-19 tests and the Company has forecasted no COVID-19 test sales in 2023.

We believe that our cash, cash equivalents, and restricted cash of $11.9 million at December 31, 2022 will not be sufficient to fund our current operating plan at least a year from issuance of these financial statements unless additional funds are raised in the first half of 2023. Certain elements of our operating plan cannot be considered probable. During the year ended December 31, 2022, we reduced our overall cost structure, including reductions in headcount and operating expenses, with a focus on lowering overall operating expenses and improving cost of goods sold.

The Term Loan Agreement with CRG Servicing LLC (“CRG”) (the "Term Loan Agreement") (See Note 6 of the notes to our consolidated financial statements) has a minimum liquidity covenant which requires the Company to maintain a minimum cash balance of $5.0 million. There can be no assurances that it will continue to be in compliance with the cash covenant in future periods without additional funding. In November 2022, CRG amended the Term Loan Agreement, extending the interest only period and maturity to December 30, 2024.

On March 30, 2023, we received a letter from The Nasdaq Stock Market LLC (“Nasdaq”) indicating that, for the last thirty consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued listing on the Nasdaq Global Market under Nasdaq Listing Rule 5450(a)(1). Under Nasdaq rules, we have 180 calendar days (September 26, 2023) to regain compliance by increasing the stock price to over $1.00.

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

Product revenue is generated by the sale of instruments and consumable diagnostic tests predominantly through our direct sales force in the United States and distributors in geographic regions outside the United States. We generally do not offer product returns or exchange rights (other than those relating to defective goods under warranty) or price protection allowances to our customers, including our distributors. Payment terms granted to distributors are the same as those granted to end-user customers and payments are not dependent upon the distributors’ receipt of payment from their end-user customers. We either sell instruments to customers and international distributors, or retain title and place the instrument at the customer site pursuant to a reagent rental agreement. When the instrument is placed under a reagent rental agreement, our customers generally agree to fixed term agreements, which can be extended, and incremental charges on each consumable diagnostic test purchased. Shipping and handling costs are billed to customers in connection with a product sale.

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

Our current sales strategy is to drive adoption of our test platform installed base in hospitals, to increase test use by our existing hospital customers, and to convert T2SARS-CoV-2 customers to sepsis testing. Accordingly, we expect the following to occur:

•
recurring revenue from our consumable diagnostic tests will increase; and
•
become a more predictable and significant component of total revenue; and
•
we will gain manufacturing economies of scale through the growth in our sales, resulting in improving gross margins and operating margins.

We have a significant development contract with BARDA and should BARDA reduce, cancel or not grant additional milestone projects, our ability to continue certain future product development programs may be impacted.

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

We anticipate our overall research and development expenses to remain consistent. We expect to continue developing additional product candidates, improving existing products, and conducting ongoing and new clinical trials. We have a significant development contract with BARDA and should BARDA reduce, cancel or not grant additional milestone projects, our ability to continue our future product development may be impacted.

Selling, general and administrative expenses

Selling, general and administrative expenses consist primarily of costs for our sales, marketing, service, medical affairs, finance, legal, human resources, information technology, and general management functions, as well as professional services, such as legal, consulting and accounting services. Other selling, general and administrative expenses include commercial support activity, facility-related costs, fees and expenses associated with obtaining and maintaining patents, clinical and economic studies and publications, marketing expenses, and travel expenses. We expense the majority of selling, general and administrative expenses as incurred. We expect selling, general and administrative expenses to decrease as a percentage of revenue in future periods.

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

Change in fair value of derivative warrant liability

The change in fair value of the derivative warrant liability consists of the change in fair value of the derivative warrant liability associated with the Securities Purchase Agreement.

Other income

Other income consists of dividend and other investment income.

Other expense

Other expense consists of non-recurring expenses, including issuance costs allocated to the derivative warrant liability.

Other gains/losses

Other gains/losses consists of non-recurring gains and losses, including the initial loss on issuance of Series A redeemable convertible preferred stock and derivative warrant liability.

Results of Operations for the Years Ended December 31, 2022 and 2021

	Year ended
	December 31,
	2022	2021	Change
	(in thousands)
Revenue:
Product revenue	$11,259	$16,646	$(5,387)
Contribution revenue	11,046	11,412	(366)
Total revenue	22,305	28,058	(5,753)
Costs and expenses:
Cost of product revenue	21,101	20,703	398
Research and development	25,775	21,801	3,974
Selling, general and administrative	30,625	28,527	2,098
Total costs and expenses	77,501	71,031	6,470
Loss from operations	(55,196)	(42,973)	(12,223)
Other income (expense):
Interest income	8	112	(104)
Interest expense	(6,084)	(7,596)	1,512
Change in fair value of derivative instrument	(1,088)	1,010	(2,098)
Change in fair value of warrant liability	326	—	326
Other income	125	218	(93)
Other expense	(15)	—	(15)
Other gains/losses	(79)	(12)	(67)
Total other expense	(6,807)	(6,268)	(539)
Net loss	$(62,003)	$(49,241)	$(12,762)

Product revenue

During the year ended December 31, 2022, product revenue was $11.3 million, compared to $16.6 million for the year ended December 31, 2021, a decrease of $5.4 million. The decrease was driven by lower consumable sales of $6.3 million due to a decrease in sales of our T2SARS-CoV-2 product, and lower revenue under our service agreements of $0.1 million, offset by higher T2Dx instrument sales of $1.1 million.

Contribution revenue

Contribution revenue, all from the BARDA contract, was $11.0 million for the year ended December 31, 2022, compared to $11.4 million for the year ended December 31, 2021, a decrease of $0.4 million. The decrease was driven by decreased contract activity.

Cost of product revenue

During the year ended December 31, 2022, cost of product revenue was $21.1 million, compared to $20.7 million for the year ended December 31, 2021, an increase of $0.4 million. The increase was driven by $5.6 million of higher costs due to the effect of a change in build plan and manufacturing inefficiencies, $1.8 million of costs related to higher instrument sales, $0.3 million of higher shipping and other costs, and a $0.1 million impairment charge, partially offset by $6.8 million of decreased costs related to lower consumable sales, $0.3 million of lower service and repair costs and $0.3 million of lower royalties.

Research and development expenses

Research and development expenses were $25.7 million for the year ended December 31, 2022, compared to $21.8 million for the year ended December 31, 2021, an increase of $4.0 million. The increase was driven by clinical related expenses of $2.6 million for our T2Resistance Panel 510(k) Study and T2Biothreat Panel, internal usage of $1.9 million primarily for T2Resistance research and development projects, higher payroll related expenses of $0.5 million and stock based compensation expenses of $0.1 million due to a higher 2022 year-to-date average headcount, higher materials costs of $0.3 million and consulting expenses of $0.1 million primarily for BARDA, partially offset by a decrease of $1.5 million in lab and facility expenses related to less IT support services and less BARDA lab expenses.

Selling, general and administrative expenses

Selling, general and administrative expenses were $30.7 million for the year ended December 31, 2022, compared to $28.5 million for the year ended December 31, 2021, an increase of $2.2 million. The increase was driven by a $1.0 million estimated liability recorded for our Billerica, Massachusetts lease, a $0.7 million increase in payroll related expenses due to higher year-to-date average headcount, $0.6 million of increased travel primarily from higher average sales headcount, tradeshows and conferences, $0.3 million of increased marketing expenses primarily for tradeshows and conferences and higher consulting expenses of $0.5 million, partially offset by lower stock based compensation expenses of $0.7 million primarily due to the $0.8 million equity modification recorded in the third quarter of 2021 upon a previous director’s resignation, lower director fees of $0.1 million that were paid as a result of the aforementioned director's resignation and other expenses of $0.1 million primarily related to less IT support services.

Interest income

Interest income was immaterial for the year ended December 31, 2022 and $0.1 million for the year ended December 31, 2021. The decrease of $0.1 million was due to the maturity of our marketable securities.

Interest expense

Interest expense was $6.1 million for the year ended December 31, 2022, compared to $7.6 million for the year ended December 31, 2021. Interest expense decreased by $1.5 million primarily due to the February 2022 and November 2022 amendments to the CRG Term Loan Agreement which extended the interest only period and maturity date.

Change in fair value of derivative instrument

The change in fair value of the derivative instrument associated with the CRG Term Loan Agreement (See Note 6 of the notes to our consolidated financial statements) was $1.1 million of expense for the year ended December 31, 2022. The change in fair value of the derivative instrument was a $1.0 million reduction of expense for the year ended December 31, 2021 as we achieved the only remaining revenue covenant in June 2021 and had sufficient cash and cash equivalents that the minimum liquidity covenant would not be triggered, relieving the derivative liability.

Change in fair value of derivative warrant liability

The change in fair value of the derivative warrant liability associated with the Securities Purchase Agreement (See Note 6 of the notes to our consolidated financial statements) was a $0.3 million reduction of expense for the year ended December 31, 2022. There was no derivative warrant liability recorded at December 31, 2021.

Other income

Other income was expense of $0.1 million for the ended December 31, 2022 primarily due to the loss recorded upon issuance of the Series A redeemable convertible preferred stock and warrant compared to income of $0.2 million for the year ended December 31, 2021 primarily from a one-time payment.

Other expense

Other expense related to the issuance costs allocated to the derivative warrant liability was immaterial for the year ended December 31, 2022. Other expense was not recorded for the year ended December 31, 2021.

Other gains/losses

Other gains/losses of $0.1 million for the year ended December 31, 2022 primarily due to the initial loss on issuance of Series A redeemable convertible preferred stock and derivative warrant liability. Other gains/losses were immaterial for the year ended December 31, 2021.

Liquidity and Capital Resources

We have incurred losses and cumulative negative cash flows from operations since our inception, and as of December 31, 2022 and 2021, we had an accumulated deficit of $534.2 million and $472.2 million, respectively. We have incurred significant commercialization expenses related to product sales, marketing, manufacturing and distribution. We may seek to continue to fund our operations through public equity or private equity or debt financings, as well as other sources. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements if and when needed would have a negative impact on our business, results of operations and financial condition.

Historically, the Company has primarily funded its operations through public equity and private debt financings. The Company believes its cash position is insufficient to fund future operations without financings by the first half of 2023. Financings may include public or private equity or debt financings. These financings may not be successful, however, or on terms favorable to the Company or its stockholders which would have a negative impact on the Company’s business, results of operations, financial condition and the Company’s ability to develop and commercialize its products and ultimately operate as a going-concern.

In July 2021, our shareholders approved of an increase in the number of authorized shares of our common stock from 200,000,000 to 400,000,000.

Equity Distribution Agreement

On March 31, 2021, we entered into a Sales Agreement (“Sales Agreement”) with Canaccord Genuity LLC, as agent ("Canaccord"), pursuant to which we may offer and sell shares of common stock, for aggregate gross sale proceeds of up to $75.0 million from time to time from the effective date of the respective registration statement through Canaccord. We sold 366,188 shares of common stock for net proceeds of $20.0 million during the year ended December 31, 2021. We sold 4,306,879 shares under the Sales Agreement for net proceeds of $29.2 million after expenses during the year ended December 31, 2022.

We pay Canaccord for its services of acting as agent 3% of the gross proceeds from the sale of the shares pursuant to the Sales Agreement. Legal and accounting fees are reclassified to share capital upon issuance of shares under the Sales Agreement.

Plan of operations and future funding requirements

As of December 31, 2022 and 2021 we had unrestricted cash and cash equivalents of approximately $10.3 million and $22.2 million, respectively. Our marketable securities of $10.0 million as of December 31, 2021 were held in U.S. treasury securities. Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, costs related to our products, clinical trials, laboratory and related supplies, supplies and materials used in manufacturing, legal and other regulatory expenses and general overhead costs.

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

The COVID-19 pandemic has impacted and may continue to impact the Company’s operations as the pandemic shifts to an endemic health threat. Customers have begun to reduce their purchases of the Company’s Covid test products and the Company believes this trend will continue.

Going Concern

We believe that our cash, cash equivalents, and restricted cash of $11.9 million at December 31, 2022 will not be sufficient to fund our current operating plan at least a year from issuance of these financial statements unless additional funds are raised in the first half of 2023. Certain elements of our operating plan cannot be considered probable.

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

The Nasdaq Stock Market LLC (“Nasdaq”) has $1.00 minimum bid price and $35 million minimum market value rules. Since 2021 the Company has violated, appealed to Nasdaq and cured its violation of these rules several times.

On November 22, 2022, the Company received notice from the Nasdaq indicating that the Company was in violation of the $35 million minimum market value rule. The Company has until May 22, 2023, to regain compliance which includes a closing market value of $35 million or more for a minimum of ten consecutive business days. If compliance in not achieved by May 22, 2023, the Company believes the Nasdaq will notify the Company that its securities are subject to delisting. The Company is considering applying for an extension to the compliance period or appealing to a Nasdaq Hearings Panel.

On March 30, 2023, we received a letter from The Nasdaq Stock Market LLC (“Nasdaq”) indicating that, for the last thirty consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued listing on the Nasdaq Global Market under Nasdaq Listing Rule 5450(a)(1). Under Nasdaq rules, we have 180 calendar days (September 26, 2023) to regain compliance by increasing the stock price to over $1.00.

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

Cash flows

The following is a summary of cash flows for each of the periods set forth below:

	Year ended
	December 31,
	2022	2021
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(50,629)	$(38,874)
Investing activities	9,659	24,791
Financing activities	29,054	20,535
Net increase in cash, cash equivalents and restricted cash	$(11,916)	$6,452

Net cash used in operating activities

Net cash used in operating activities was $50.6 million for the year ended December 31, 2022, and consisted primarily of a net loss of $62.0 million, an adjustment for non-cash items including stock-based compensation expense of $6.4 million, non-cash interest expense of $2.1 million, non-cash lease expense of $1.2 million, a change in fair value of the derivative instrument of $1.0 million, depreciation and amortization expense of $1.0 million, impairment of property and equipment of $0.1 million, loss on issuance of Series A redeemable convertible preferred stock and derivative warrant liability of $0.1 million, a change in fair value of derivative warrant liability which is a reduction of expense of $0.3 million and a net change in operating assets and liabilities of $0.5 million. The net change in operating assets and liabilities was primarily driven by a decrease in accounts receivable of $2.9 million due to BARDA payments and the timing and volume of instrument and consumable sales, a decrease in prepaid expenses and other assets of $0.5 million due to timing of deposits for goods and services and an increase in accrued expenses of $0.3 million due to the $1.0 million estimated liability recorded for the Billerica, Massachusetts lease and the additional clinical activity for our T2Resistance 510(k) Study, partially offset by decreased bonus. These changes were partially offset by a decrease in operating lease liabilities of $1.4 million, a decrease in accounts payable of $1.6 million primarily due to timing of invoices and payments, a decrease in inventory of $0.9 million due to securing raw materials and bulk materials purchases for favorable pricing and a decrease in deferred revenue of $0.3 million due to timing of our ratably recognized service agreements.

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

Net cash used in investing activities

Net cash provided by investing activities was $9.7 million for the year ended December 31, 2022, and consisted of $10.0 million of proceeds from the sale of marketable securities, offset by $0.3 million of costs to acquire property and equipment.

Net cash provided by investing activities was $24.8 million for the year ended December 31, 2021, and consisted of $25.3 million of proceeds from the maturities of marketable securities, offset by $0.5 million of costs to acquire property and equipment.

Net cash provided by financing activities

Net cash provided by financing activities was $29.1 million for the year ended December 31, 2022, and consisted primarily of net proceeds from issuance of common stock in public offerings of $29.1 million, proceeds of $0.3 million from the issuance of Series A redeemable convertible preferred stock and derivative warrant liability, net proceeds of $0.1 million from issuance of common stock and stock option exercises, redemption of Series A redeemable convertible preferred stock of $0.3 million and payment of employee restricted stock tax withholdings of $0.2 million.

Net cash provided by financing activities was $20.5 million for the year ended December 31, 2021, and consisted primarily of net proceeds of $20.0 million under the Sales Agreement, and net proceeds of $0.6 million from the exercise of stock options and employee stock purchase plan.

Borrowing Arrangements

Term Loan Agreement

In December 2016, we entered into a Term Loan Agreement with CRG. We borrowed $40.0 million pursuant to the Term Loan Agreement, which has a six-year term with three years (through December 30, 2019) of interest-only payments, which period was extended to four years (through December 30, 2020) upon achieving the Approval Milestone, after which quarterly principal and interest payments would be due through the December 30, 2022 maturity date. In February 2022, we amended our agreement with CRG to extend the maturity date from December 30, 2022 to December 30, 2023. In November 2022, CRG amended the Term Loan Agreement, extending the interest only period and maturity to December 30, 2024. Interest on the amounts borrowed under the Term Loan Agreement accrues at an annual fixed rate of (a) prior to the Approval Milestone, 12.50%, 4.0% of which may be deferred during the interest-only period by adding such amount to the aggregate principal loan amount and (b) following the Approval Milestone, 11.50%, 3.5% of which may be deferred during the interest-only period by adding such amount to the aggregate principal loan amount. In addition, if we achieve certain financial performance metrics, the loan will convert to interest-only until the December 30, 2024 maturity, at which time all unpaid principal and accrued unpaid interest will be due and payable. We are required to pay CRG a financing fee based on the loan principal amount drawn. We are also required to pay a final payment fee of 8%, subsequently amended to 10%, of the principal outstanding upon repayment. We are accruing the final payment fee as interest expense and it is included as a non-current liability at December 31, 2022 and December 31, 2021 on the balance sheet to conform to the classification of the associated debt in those periods.

The Term Loan Agreement with CRG is classified as a non-current liability at December 31, 2022 as the Company amended the agreement in November 2022, which extended the maturity date to December 30, 2024 and obtained a waiver for default in January 2023. The Term Loan Agreement with CRG is classified as a non-current liability at December 31, 2021 as the Company amended the agreement in February 2022, which extended the maturity date to December 30, 2023. We have assessed the classification of the note payable as non-current based on facts and circumstances as of the date of this filing. Management continues to reassess at each balance sheet and filing date based on facts and circumstances and can provide no assurances regarding the probability of meeting its minimum liquidity covenant in future periods.

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

In 2019, the Term Loan Agreement was amended to reduce minimum revenue targets, extend the interest-only period and extend the principal repayment. The final payment fee was increased from 8% to 10% of the principal amount outstanding upon repayment. We issued to CRG warrants to purchase 11,365 shares of the Company’s common stock (“New Warrants”) (See Note 6 of the notes to our consolidated financial statements) at an exercise price of $77.50, with typical provisions for termination upon a change of control or a sale of all or substantially all of our assets. We also reduced the exercise price for the warrants previously issued to CRG to purchase an aggregate of 10,579 shares of our common stock to $77.50. All of the New Warrants are exercisable any time prior to September 9, 2029, and all of the previously issued warrants are exercisable any time prior to December 30, 2026.

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

In February 2022, the Term Loan Agreement was amended to extend the interest-only payment period through December 30, 2023, and to extend the initial principal repayment to December 30, 2023. In November 2022, CRG amended the Term Loan, extending the interest only period and maturity to December 30, 2024.

We did not pay or provide any consideration in exchange for these amendments. As the effective borrowing rate under the amended agreements was less than the effective borrowing rate under the previous agreement, a concession was deemed to have been granted under ASC 470-60. As a concession was granted, the agreements were accounted for as troubled debt restructurings under ASC 470-60. The amendments did not result in a gain on restructuring as the future undiscounted cash outflows required under the amended agreements exceed the carrying value of the debt immediately prior to the amendment.

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

The fair value of the derivative at December 31, 2022 is $1.1 million and is classified as a non-current liability on the balance sheet at December 31, 2022 to match the classification of the related Term Loan Agreement. At December 31, 2021, we had no derivative liability.

Contingent Liabilities and Commitments, Including Tax Matters

We have net deferred tax assets of $87.8 million as of December 31, 2022, which have been fully offset by a valuation allowance due to uncertainties surrounding our ability to realize these tax benefits. The deferred tax assets are primarily composed of federal and state net operating loss (“NOL”) tax carryforwards and research and development tax credit carryforwards. As of December 31, 2022, we had federal NOL carryforwards of $256.7 million available to reduce future taxable income, if any. Out of the total NOL carryforwards of $256.7 million, $34.9 million begin to expire in 2026 and $221.8 million carryforward indefinitely. As of December 31, 2022, we had state NOL carryforwards of $303.0 million, of which $233.8 million expire at various dates through 2042 and $69.2 million is carried forward indefinitely. As of December 31, 2022, we had federal tax credit carryforwards of $0.5 million and state tax credit carryforwards of $0.7 million which expire at various dates through 2042 and 2037, respectively.

In 2022, we completed a study which identified an additional ownership change in 2022. If we experience a Section 382 ownership change in connection with or as a result of future changes in our stock ownership, some of which changes are outside of our control, the tax benefits related to the NOL and tax credit carryforwards may be limited or lost.

We entered into a 10-year lease agreement (the “Lease”) on September 8, 2021, with Farley White Concord Road, LLC (the “Landlord”), to lease 70,125 square feet of office, laboratory and manufacturing space at 290 Concord Road, Billerica, Massachusetts. On January 17, 2023, the Landlord terminated the Lease and alleged that we failed to perform its obligations under the Lease in a timely manner and breached covenants of good faith and fair dealing. The Landlord filed a complaint in the Massachusetts Superior Court and unilaterally deducted the $1,000,000 security deposit for alleged damages. In addition, the Landlord is seeking damages for unpaid rent, brokerage fees, transaction costs, attorney’s fees and court costs. We recorded an estimated liability of $1.0 million related to this lease at December 31, 2022. We disagree with Landlord’s allegations and actions and believes that the Landlord is in breach of certain of its materials obligations under the lease. We have filed a counterclaim alleging that the Landlord breached its obligations under the contract and unlawfully drew on the security deposit, in addition to breaching its covenants of good faith and fair dealing, making fraudulent misrepresentations, and engaging in deceptive and unfair trade practices and intend to vigorously defend ourselves and pursue all legal remedies available under applicable laws. We believe we will continue to meet our current manufacturing needs with our operations at our Lexington and Wilmington, Massachusetts facilities.

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

Shareholders and Board of Directors

T2 Biosystems, Inc.

Lexington, Massachusetts

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of T2 Biosystems, Inc. (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, Series A redeemable convertible preferred stock and stockholders’ deficit, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations, has an accumulated deficit, has experienced cash outflows from operating activities over the past year, has uncertainties related to achieving a debt covenant – which contains a minimum cash balance – in the future, will require additional capital to fund its current operating plan and, accordingly, has stated that substantial doubt exists about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of certain inventories

As described in Note 2, the Company performs an assessment of the recoverability of capitalized inventory during each reporting period, which includes evaluation of any excess and obsolete inventories, and records a charge to expense for cost basis in excess of net realizable value in the period in which the impairment is first identified. The Company classifies certain inventories, including raw material and work-in-process inventories, used for reagent rentals or internal use purposes such as testing, as a component of property and equipment based on the Company’s business model and forecast.

We identified the estimation of the valuation of certain inventories as a critical audit matter. Management applies significant judgment in determining the net realizable value of inventories specifically related to estimated future average selling prices of certain inventories. Auditing these elements required significant auditor judgment and subjectivity including the nature and extent of audit effort required to address these matters.

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
•
Evaluating management’s assumptions related to future average selling prices by considering current and past average selling prices, including actual selling prices subsequent to year end.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2018.

Boston, Massachusetts

March 31, 2023

T2 Biosystems, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$10,329	$22,245
Marketable securities	—	9,996
Accounts receivable	2,163	5,134
Inventories	4,285	3,909
Prepaid expenses and other current assets	2,582	3,110
Total current assets	19,359	44,394
Property and equipment, net	4,533	4,675
Operating lease right-of-use assets	8,741	9,766
Restricted cash	1,551	1,551
Other assets	143	153
Total assets	$34,327	$60,539
Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$1,296	$2,832
Accrued expenses and other current liabilities	7,269	7,164
Operating lease liability	1,352	1,174
Warrant liability	39	—
Deferred revenue	172	518
Total current liabilities	10,128	11,688
Notes payable	49,651	47,790
Operating lease liabilities, net of current portion	8,214	9,359
Deferred revenue, net of current portion	52	28
Derivative liability	1,088	—
Accrued interest on term loan	4,849	4,577
Total liabilities	73,982	73,442
Commitments and contingencies (see Notes 12 & 13)
Stockholders’ deficit:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 400,000,000 shares authorized; 7,716,519 and 3,328,017 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively	8	3
Additional paid-in capital	494,556	459,314
Accumulated other comprehensive loss	—	(4)
Accumulated deficit	(534,219)	(472,216)
Total stockholders’ deficit	(39,655)	(12,903)
Total liabilities and stockholders’ deficit	$34,327	$60,539

See accompanying notes to consolidated financial statements.

T2 Biosystems, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

	Year ended
	December 31,
	2022	2021
Revenue:
Product revenue	$11,259	$16,646
Contribution revenue	11,046	11,412
Total revenue	22,305	28,058
Costs and expenses:
Cost of product revenue	21,101	20,703
Research and development	25,775	21,801
Selling, general and administrative	30,625	28,527
Total costs and expenses	77,501	71,031
Loss from operations	(55,196)	(42,973)
Other income (expense):
Interest income	8	112
Interest expense	(6,084)	(7,596)
Change in fair value of derivative instrument	(1,088)	1,010
Change in fair value of warrant liability	326	—
Other income	125	218
Other expense	(15)	—
Other losses	(79)	(12)
Total other expense	(6,807)	(6,268)
Net loss	$(62,003)	$(49,241)
Deemed dividend on Series A redeemable convertible preferred stock	$(330)	$-
Net loss attributable to common stockholders	$(62,333)	$(49,241)
Net loss per share — basic and diluted	$(12.22)	$(15.50)
Weighted-average number of common shares used in computing net loss per share — basic and diluted	5,100,395	3,177,228

Other comprehensive loss:
Net loss	$(62,003)	$(49,241)
Net unrealized gain (loss) on marketable securities arising during the period	2	(4)
Less: net realized gain (loss) on marketable securities included in net loss	2	(9)
Total other comprehensive gain (loss), net of taxes	4	(13)
Comprehensive loss	$(61,999)	$(49,254)

See accompanying notes to consolidated financial statements.

T2 Biosystems, Inc.

Consolidated Statements of Series A Redeemable Convertible Preferred Stock and Stockholders’ Deficit

(In thousands, except share data)

	Series A Redeemable Convertible		Common			Additional				Accumulated Other		Total
	Preferred Stock		Stock			Paid-In		Accumulated		Comprehensive		Stockholders’
	Shares	Amount	Shares	Amount		Capital		Deficit		(Loss) Income		Deficit
Balance at December 31, 2020	—	—	2,961,579	$3	-	$431,689	-	$(422,975)	-	$9	-	$8,726
Stock-based compensation expense	—	—	—	—		7,090		—		—		7,090
Issuance of common stock from vesting of restricted stock, exercise of stock options and employee stock purchase plan	—	—	30,247	—		567		—		—		567
Issuance of common stock from secondary public offerings, net of offering costs of $0.8 million	—	—	336,188	—		19,968		—		—		19,968
Unrealized loss on marketable securities	—	—	—	—		—		—		(13)		(13)
Reverse stock split rounding adjustment	—	—	3	—		—		—		—		—
Net loss	—	—	—	—		—		(49,241)		—		(49,241)
Balance at December 31, 2021	—	—	3,328,017	3		459,314		(472,216)		(4)		(12,903)
Stock-based compensation expense	—	—	—	—		6,493		—		—		6,493
Issuance of common stock from vesting of restricted stock, exercise of stock options and employee stock purchase plan	—	—	92,336	—		165		—		—		165
Shares surrendered for income taxes	—	—	(10,781)	—		(243)		—		—		(243)
Issuance of common stock from secondary offering, net of offering costs	—	—	4,306,897	5		29,157		—		—		29,162
Issuance of Series A convertible preferred stock	3,000	—	—	—		—		—		—		—
Deemed dividend for Series A convertible preferred stock	—	330	—	—		(330)		—		—		(330)
Redemption of Series A redeemable convertible preferred stock	(3,000)	(330)	—	—		—		—		—		—
Unrealized gain on marketable securities	—	—	—	—		—		—		4		4
Reverse stock split rounding adjustment	—	—	50	—		—		—		—		—
Net loss	—	—	—	—		—		(62,003)		—		(62,003)
Balance at December 31, 2022	—	—	7,716,519	$8		$494,556		$(534,219)		$—		$(39,655)

See accompanying notes to consolidated financial statements.

T2 Biosystems, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year ended
	December 31,
	2022	2021
Cash flows from operating activities
Net loss	$(62,003)	$(49,241)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,047	1,270
Amortization of bond premium	—	152
Amortization of operating lease right-of-use assets	1,224	1,268
Stock-based compensation expense	6,493	7,090
Change in fair value of derivative instrument	1,088	(1,010)
Change in fair value of warrant liability	(326)	—
Loss (gain) on sales of marketable securities	2	(14)
Loss on issuance of Series A redeemable convertible preferred stock and derivative warrant liability	65	—
Impairment of property and equipment	151	—
Non-cash interest expense	2,133	3,782
Changes in operating assets and liabilities:
Accounts receivable	2,971	(35)
Prepaid expenses and other assets	471	(467)
Inventories	(949)	(1,940)
Accounts payable	(1,566)	761
Accrued expenses and other liabilities	261	769
Deferred revenue	(322)	(108)
Operating lease liabilities	(1,369)	(1,151)
Net cash used in operating activities	(50,629)	(38,874)
Cash flows from investing activities
Proceeds from maturities of marketable securities	—	25,251
Proceeds from sales of marketable securities	9,998	—
Purchases and manufacture of property and equipment	(339)	(460)
Net cash provided by investing activities	9,659	24,791
Cash flow from financing activities
Proceeds from issuance of shares from employee stock purchase plan and stock option exercises	165	567
Proceeds from issuance of Series A redeemable convertible preferred stock and derivative warrant liability	300	—
Payment of employee restricted stock tax withholdings	(243)	—
Proceeds from issuance of common stock in public offerings, net of offering costs	29,162	19,968
Redemption of Series A redeemable convertible preferred stock	(330)	—
Net cash provided by financing activities	29,054	20,535
Net (decrease) increase in cash, cash equivalents and restricted cash	(11,916)	6,452
Cash, cash equivalents and restricted cash at beginning of period	23,796	17,344
Cash, cash equivalents and restricted cash at end of period	$11,880	$23,796

See accompanying notes to consolidated financial statements.

T2 Biosystems, Inc.

Consolidated Statements of Cash Flows (Continued)

(In thousands)

	Year ended
	December 31,
Reconciliation of cash, cash equivalents and restricted cash at end of period	2022	2021
Cash and cash equivalents	$10,329	$22,245
Restricted cash	1,551	1,551
Total cash, cash equivalents and restricted cash	$11,880	$23,796

	Year ended
	December 31,
	2022	2021
Supplemental disclosures of cash flow information
Cash paid for interest	$3,917	$3,814
Supplemental disclosures of noncash activities
Transfer of T2 owned instruments and components from inventory	$573	$1,667
Deemed dividend on Series A redeemable convertible preferred stock	$330	$—
Right-of-use assets obtained in exchange for new operating lease liabilities	$199	$—
Purchases of property and equipment included in accounts payable and accrued expenses	$117	$80

See accompanying notes to consolidated financial statements.

T2 Biosystems, Inc.

Notes to Consolidated Financial Statements

1. Nature of Business

T2 Biosystems, Inc. and its subsidiary (the “Company,” “we,” or “T2”) have operations based in Lexington, Massachusetts. T2 Biosystems, Inc. was incorporated on April 27, 2006 as a Delaware corporation. The Company is an in vitro diagnostics company that has developed an innovative and proprietary technology platform that offers a rapid, sensitive and simple alternative to existing diagnostic methodologies. The Company has developed a broad set of applications aimed at lowering mortality rates, improving patient outcomes and reducing the cost of healthcare by helping medical professionals make targeted treatment decisions earlier. The Company's technology enables rapid detection of pathogens, biomarkers and other abnormalities in a variety of unpurified patient sample types, including whole blood, plasma, serum, saliva, sputum, cerebral spinal fluid and urine, and can detect cellular targets at limits of detection as low as one colony forming unit per milliliter (“CFU/mL”). We are currently targeting a range of critically underserved healthcare conditions, focusing initially on those for which a rapid diagnosis will serve an important dual role – saving lives and reducing costs. The Company's current development efforts primarily target sepsis and Lyme disease, which are areas of significant unmet medical need in which existing therapies could be more effective with improved diagnostics.

Liquidity and Going Concern

At December 31, 2022, the Company had cash, cash equivalents, and restricted cash of $11.9 million, an accumulated deficit of $534.2 million, stockholders’ deficit of $39.7 million, and has experienced cash outflows from operating activities since its inception. The future success of the Company is dependent on its ability to successfully commercialize its products, obtain regulatory clearance for and successfully launch its future product candidates, obtain additional capital and ultimately attain profitable operations. Historically, the Company has funded its operations primarily through its August 2014 initial public offering, its December 2015 public offering, its September 2016 private investment in public equity (“PIPE”) financing, its September 2017 public offering, its June 2018 public offering, its July 2019 establishment of an equity distribution agreement and equity purchase agreement, its March 2021 establishment of an Equity Distribution Agreement (Note 8), private placements of redeemable convertible preferred stock and through debt financing arrangements. In February 2023, we raised $12.0 million through a common stock and warrants sale.

Historically, the Company has primarily funded its operations through public equity and private debt financings. The Company believes its cash position is insufficient to fund future operations without financings by the first half of 2023, which may include public or private equity or debt financings. These financings may not be successful, however, or on terms favorable to the Company or its stockholders which would have a negative impact on the Company’s business, results of operations, financial condition and the Company’s ability to develop and commercialize its products and ultimately operate as a going-concern.

The Company is subject to a number of risks similar to other early commercial stage life science companies, including, but not limited to commercially launching the Company’s products, development and market acceptance of the Company’s product candidates, development by its competitors of new technological innovations, protection of proprietary technology, and raising additional capital.

The COVID-19 pandemic has impacted and may continue to impact the Company’s operations as the pandemic shifts to an endemic health threat. Customers have begun to reduce their purchases of the Company’s COVID-19 Test and the Company has not forecasted any COVID-19 test sales in 2023.

The Company has a significant development contract with the Biomedical Advanced Research and Development Authority (“BARDA”) and should BARDA reduce, cancel or not grant additional milestone projects, the Company’s ability to continue its future product development may be hindered.

The Company’s T2Dx Instrument and T2Candida and T2Bacteria Panels are authorized for use in the United States by the Food and Drug Administration, or FDA. In June 2020 the FDA extended Emergency Use Authorization, or EUA, to the Company’s T2SARS-CoV-2 Panel. The Company believes the FDA will rescind the EUA for all COVID-19 diagnostic tests, and has indicated that it will provide a 180 day transition period. The Company believes the market for its T2SARS-CoV-2 panel is declining.

Pursuant to the requirements of Accounting Standards Codification 205-40, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern ("ASC 205-40"), management must evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. This evaluation initially does not take into consideration the potential mitigating effect of management’s plans that have not been fully implemented as of the date the financial statements are issued. When substantial doubt exists under this methodology, management evaluates whether the mitigating effect of its plans sufficiently alleviates substantial doubt about the Company’s ability to continue as a going concern. The mitigating effect of management’s plans, however, is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that the financial statements are issued, and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued.

The Company believes that its cash, cash equivalents, and restricted cash of $11.9 million at December 31, 2022 will not be sufficient to fund its current operating plan for at least one year from issuance of these financial statements, as certain elements of its operating plan cannot be considered probable. Absent any reductions in current operating expenses, the Company believes it will require additional financing during the first half of 2023, which may include public or private equity or debt financings. Under ASC 205-40, the future receipt of potential funding from co-development partners and other resources cannot be considered probable at this time because none of the plans are entirely within the Company’s control.

The Term Loan Agreement with CRG Servicing LLC (“CRG”) (the "Term Loan Agreement") (Note 6) has a minimum liquidity covenant which requires the Company to maintain a minimum cash balance of $5.0 million. There can be no assurances that it will continue to be in compliance with the cash covenant in future periods without additional funding. In November 2022, CRG amended the Term Loan Agreement, extending the interest only period and maturity to December 30, 2024.

The Nasdaq Stock Market LLC (“Nasdaq”) has $1.00 minimum bid price and $35 million minimum market value rules. Since 2021, the Company has failed to comply with Nasdaq listing requirements but subsequently regained compliance.

On November 22, 2022, the Company received notice from the Nasdaq indicating that the Company was in violation of the $35 million minimum market value rule. The Company has until May 22, 2023, to regain compliance which includes a closing market value of $35 million or more for a minimum of ten consecutive business days. If compliance in not achieved by May 22, 2023, the Company believes the Nasdaq will notify the Company that its securities are subject to delisting. Although we believe the Company may regain compliance organically, the Company plans to apply to the Nasdaq Hearings Panel for an extension to the compliance period.

On March 30, 2023, the Company received a letter from The Nasdaq Stock Market LLC (“Nasdaq”) indicating that, for the last thirty consecutive business days, the bid price for its common stock had closed below the minimum $1.00 per share requirement for continued listing on the Nasdaq Global Market under Nasdaq Listing Rule 5450(a)(1). Under Nasdaq rules, the Company has 180 calendar days (September 26, 2023) to regain compliance by increasing the stock price to over $1.00.

These conditions raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year after the date that the financial statements are issued. Management's plans to alleviate the conditions that raise substantial doubt include raising additional funding, earning payments pursuant to the Company’s contract with BARDA, delaying certain research projects and capital expenditures and eliminating certain future operating expenses in order to fund operations at reduced levels for the Company to continue as a going concern for a period of 12 months from the date these audited consolidated financial statements are issued. Management has concluded the likelihood that its plan to successfully obtain sufficient funding from one or more of these sources or adequately reduce expenditures, while reasonably possible, is less than probable. Accordingly, the Company has concluded that substantial doubt exists about the Company’s ability to continue as a going concern for a period of at least 12 months from the date of issuance of these financial statements.

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

2. Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The Company’s financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative United States generally accepted accounting principles as found in the Accounting Standards Codification ("ASC") and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”). The Company’s consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, T2 Biosystems Securities Corporation. All intercompany balances and transactions have been eliminated.

On October 12, 2022, the Company effected a 50 for 1 reverse stock split. One share of common stock was issued for every 50 shares of issued and outstanding, fractional shares were settled in cash and adjustment made for 50 shares of rounding. After the reverse split the Company had 7,059,144 shares of common stock issued and outstanding. All references to share and per share amounts (excluding authorized shares) in the consolidated financial statements and accompanying notes have been retroactively restated to for the reverse split.

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The Company utilizes certain estimates in the determination of the accounts receivable allowance, the excess and obsolete inventory, the net realizable value of inventory, the fair value of its stock options, as well as restricted stock units that have market conditions, deferred tax valuation allowances, revenue recognition, expenses relating to research and development contracts, accrued expenses, the fair value of a derivative instrument liability, the fair value of a warrant liability, the fair value of warrants and classification of the value of instrument raw material and work-in-process inventory between inventory and property and equipment. The Company bases its estimates on historical experience and other market‑specific or other relevant assumptions that it believes to be reasonable under the circumstances. Actual results could differ from such estimates.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. Such reclassifications had no impact on the Company's reported total revenues, expenses, net loss, current assets, total assets, current liabilities, total liabilities, stockholders' equity (deficit) or cash flows. No reclassifications of prior period balances were material to the consolidated financial statements.

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

Geographic Information

The Company sells its products worldwide. International sales to any customer in a single country did not exceed 10% of total revenue in any year. Total international sales were approximately $3.9 million, or 18% of total revenue in 2022, and $2.3 million, or 8% of total revenue, in 2021.

As of December 31, 2022 and 2021, the Company had outstanding receivables of $0.4 million and $0.6 million, respectively, from customers located outside of the U.S.

Off‑Balance Sheet Risk and Concentrations of Risk

The Company has no significant off-balance sheet risks, such as foreign exchange contracts, option contracts, or other foreign hedging arrangements. Cash and cash equivalents and marketable securities are financial instruments that potentially subject the Company to concentrations of credit risk. At December 31, 2022 and 2021, substantially all of the Company’s cash and cash equivalents and the marketable securities at December 31, 2021 were deposited in accounts at two financial institutions, with the majority of marketable securities invested in certificates of deposit and U.S. treasury securities. The Company maintains its cash deposits, which at times may exceed the federally insured limits, with a large financial institution and, accordingly, the Company believes such funds are subject to minimal credit risk. Cash deposits aggregating $550 thousand and collateralizing office leases were held at Silicon Valley Bank, which was taken over by the Federal Deposit Insurance Corporation ("FDIC") in March 2023. The Company’s full exposure was ultimately covered by the FDIC and no loss was incurred.

The following table shows customers that represent greater than 10% of revenue for the period presented:

	Year Ended December 31,
	2022	2021
Customer A	50%	41%
Customer B	5%	15%

The following table shows customers that represent greater than 10% of the accounts receivable balance for the period presented:

	December 31, 2022	December 31, 2021
Customer A	32%	37%
Customer B	7%	22%

Customer A is a U.S. government customer (BARDA). Customer B is a U.S. healthcare system comprised of multiple hospitals.

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

Cash Equivalents

Cash equivalents include all highly liquid investments with original maturities of 90 days or less. Cash equivalents consist of government securities as of December 31, 2021. There were no cash equivalents at December 31, 2022.

Marketable Securities

The Company’s marketable securities typically consist of certificates of deposit and U.S. treasury securities, which are classified as available-for-sale and included in current and non-current assets. Available-for-sale debt securities are carried at fair value with unrealized gains and losses reported as a component of stockholders’ deficit in accumulated other comprehensive income. Realized gains and losses, if any, are determined based on a specific identification basis and are included in other gains (losses) in the consolidated statements of operations.

Available-for-sale securities are reviewed for possible impairment at least quarterly, or more frequently if circumstances arise that may indicate impairment. When the fair value of the securities declines below the amortized cost basis, impairment is indicated and it must be determined whether it is other than temporary. Impairment is considered to be other than temporary if the Company: (i) intends to sell the security, (ii) will more likely than not be forced to sell the security before recovering its cost, or (iii) does not expect to recover the security’s amortized cost basis. If the decline in fair value is considered other than temporary, the cost basis of the security is adjusted to its fair market value and the realized loss is reported in earnings. Subsequent increases or decreases in fair value are reported as a component of stockholders’ deficit in accumulated other comprehensive income. There were no other-than-temporary unrealized losses as of December 31, 2022 and 2021.

The Company had no marketable securities at December 31, 2022. The following tables summarize the Company’s marketable securities at December 31, 2021 (in thousands):

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasury securities	10,000	—	(4)	9,996
Total	$10,000	$—	$(4)	$9,996

The following table summarizes the maturities of the Company’s marketable securities at December 31, 2021 (in thousands):

	December 31, 2021
	Amortized Cost	Fair Value
Due in less than 1 year	$10,000	$9,996
Total	$10,000	$9,996

Accounts Receivable

The Company’s accounts receivable consists of amounts due from product sales to commercial customers and unbilled amounts due from its development contract with BARDA. At each reporting period, management reviews historical loss information, characteristics of the Company's customers, its credit practices and the economic conditions, along with all outstanding balances to determine if the facts and circumstances indicate the need for a credit loss allowance. Receivables are written off against these allowances in the period they are determined to be uncollectible. The Company does not require collateral and did not have an allowance for doubtful accounts at December 31, 2021. The Company has an allowance for doubtful accounts of $0.1 million for one customer at December 31, 2022 and bad debt expense is classified as a selling, general and administrative expense.

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

Instruments, including raw materials and work-in-process inventories, used for reagent rentals and internal use purposes such as testing, are classified as T2-owned instruments and components in property and equipment.

The components of inventory consist of the following (in thousands):

	December 31,	December 31,
	2022	2021
Raw materials	$2,004	$1,591
Work-in-process	1,176	953
Finished goods	1,105	1,365
Total inventories, net	$4,285	$3,909

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

For certain financial instruments, including accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses and debt, the carrying amounts approximate their fair values as of December 31, 2022 and 2021 because of their short-term nature. The carrying value of the Term Loan Agreement approximates the fair value, which the Company measured using Level 3 inputs. At December 31, 2022, the fair value of the derivative liability was determined using Level 3 inputs using a valuation model that includes assumptions from the Company (Note 3).

Property and Equipment, Net

Property and equipment are recorded at cost and depreciated over their estimated useful lives using the straight‑line method. Depreciation of T2-owned instruments commences when they are placed in service as a reagent rental with a customer. Equipment that has not been placed in service is considered construction in progress and is not depreciated until placed in service. Repairs and maintenance costs are expensed as incurred, whereas major improvements are capitalized as additions to property and equipment.

Derivative Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, Derivatives and Hedging. Derivative instruments are measured at fair value at issuance and at each reporting date in accordance with ASC 820 with changes in fair value recognized in the period of change in the consolidated statements of operations and comprehensive loss.

The Company determined that the liability for the warrant issued in conjunction with the Series A redeemable convertible preferred stock is a derivative instrument. The warrant liability is classified on the consolidated balance sheets as current because cash settlement of the warrant liability could be required by the holder within 12 months of the balance sheet date. Changes in fair value are recognized in change in fair value of warrant liability in the period of change in the consolidated statements of operations and comprehensive loss. See Notes 3 and 7.

The Company has identified a single compound derivative liability related to its Term Loan Agreement with CRG, that is classified as non-current on the consolidated balance sheets to match the classification of the related Term Loan Agreement. Changes in fair value are recognized in change in fair value of derivative instrument in the period of change in the consolidated statements of operations and comprehensive loss. See Notes 6 and 10.

The Company does not designate its derivative instruments as hedging instruments.

Classification of Series A Redeemable Convertible Preferred Stock

The Company has applied the guidance in ASC 480-10-S99-3A, SEC Staff Announcement: Classification and Measurement of Redeemable Securities and classified the Series A redeemable convertible preferred stock as temporary mezzanine equity because it was redeemable at the option of the holders in certain events. The Series A redeemable convertible preferred stock was redeemed on October 26, 2022 (see Note 7).

Leases

Lessee

Pursuant to ASC Topic 842, Leases (“ASC 842”), at the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present. Leases with a term greater than one year are recognized on the balance sheet as right-of-use assets, lease liabilities and long-term lease liabilities. The Company has elected not to recognize on the balance sheet leases with terms of one year or less. The exercise of lease renewal options is at the Company's discretion and the renewal to extend the lease terms are not included in the Company’s right-of-use assets and lease liabilities as they are not reasonably certain of exercise. The Company will evaluate the renewal options and when they are reasonably certain of exercise, the Company will include the renewal period in its lease term. Operating lease liabilities and their corresponding right-of-use assets are recorded based on the present value of lease payments over the expected remaining lease term. However, certain adjustments to the right-of-use asset may be required for items such as prepaid or accrued lease payments. The interest rate implicit in lease contracts is typically not readily determinable. As a result, the Company utilizes its incremental borrowing rates, which are the rates incurred to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment.

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

Lessor

The Company derives revenue from leasing its T2-owned instruments through reagent rental agreements (see the Revenue Recognition section below). Customers typically have the right to cancel every twelve months but subject to penalty. As a result of the penalty, the customers are deemed reasonably certain of not exercising their termination rights resulting in a lease term of generally three years. These lease agreements impose no requirement on the customer to purchase the instrument, and the instrument is not transferred to the customer at the end of the lease term. The short-term nature of the lease agreements does not result in lease payments accumulating to an amount that equals the value of the instrument nor is the lease term reflective of the economic life of the instrument. Instrument leases are generally classified as operating leases as they do not meet any of the sales-type lease criteria per ASC 842 and are recognized ratably over the duration of the lease. In accordance with these contracts, customers only make payments when consumables are ordered and delivered thus making these payments variable by nature. The Company estimates the expected volume of consumables to be purchased by each customer over the lease term to measure and recognize rental and consumables revenue.

Generally, lease arrangements include both lease and non-lease components. The lease component relates to the customer’s right-to-use the T2-owned instrument over the lease term. The non-lease components relate to (1) consumables and (2) maintenance services. Because the timing and pattern of transfer for the operating lease component, the T2-owned instrument, and maintenance components of a reagent rental agreement are recognized over the same time period and in the same pattern, the Company elected the practical expedient to aggregate non-lease components with the associated lease component and account for the combined component as an operating lease for all instrument leases. In the evaluation of whether the lease component (T2-owned instrument) or the non-lease component associated with the lease component (maintenance) is the predominant component, the Company determined that the lease component is predominant as we believe the customer would ascribe more value to the use of the T2-owned instrument than that of the maintenance services. The T2-owned instrument lease and maintenance service performance obligations are classified as a single category of instrument rental revenue within product revenue in the consolidated statements of operations and comprehensive loss (see disaggregated revenue table below in Revenue Recognition section). The consumables non-lease component does not meet the requirements to elect the practical expedient and thus must apply ASC 606, Revenue from Contracts with Customers, as described below in the Revenue Recognition section.

The Company considers the economic life of its T2-owned instruments to be five years. The Company believes five years is representative of the period during which the instrument is expected to be economically usable by one or more users, with normal service, for the purpose for which it is intended. The residual value is estimated to be the value at the end of the lease term based on the anticipated fair market value of the units. The Company mitigates residual value risk of its leased instrument by performing regular management and maintenance, as necessary.

Revenue Recognition

The Company generates revenue from the sale of instruments, consumable diagnostic tests, related services, reagent rental agreements and government contributions. For arrangements in the scope of ASC 606, Revenue from Contracts with Customers (“ASC 606”), the Company determines revenue recognition through the following steps:

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

Once a contract is determined to be within the scope of ASC 606 at contract inception, the Company reviews the contract to determine which performance obligations the Company must deliver and which of these performance obligations are distinct. The Company recognizes as revenues the amount of the transaction price that is allocated to the respective performance obligation when the performance obligation is satisfied or as it is satisfied. Generally, the Company's performance obligations are transferred to customers either at a point in time, typically upon shipment, or over time, as services are performed.

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

Product revenue is generated by the sale of instruments and consumable diagnostic tests predominantly through the Company’s direct sales force in the United States and distributors in geographic regions outside the United States. The Company generally does not offer product returns or exchange rights (other than those relating to defective goods under warranty) or price protection allowances to its customers, including its distributors. Payment terms granted to distributors are the same as those granted to end-user customers and payments are not dependent upon the distributors’ receipt of payment from their end-user customers.

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

When the instrument is placed under a reagent rental agreement, the Company’s customers generally agree to fixed term agreements, which can be extended, and incremental charges on each consumable diagnostic test purchased. Revenue from the sale of consumable diagnostic tests (under a reagent rental agreement) is generally recognized upon shipment. The transaction price from consumables purchases is allocated between the lease and nonlease components when related performance obligations are satisfied, as a component of lease and product revenue, and is included as Instrument Rentals in the below table. Revenue associated with reagent rental consumables purchases is currently classified as variable consideration and constrained until a purchase order is received and related performance obligations have been satisfied.

Revenue from the sale of consumable diagnostic tests (under instrument purchase agreements) is recognized when control has passed to the customer, typically at shipping point.

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

Contribution Revenue

The government contract with BARDA is considered a government grant and not considered a contract with a customer and thus not subject to ASC 606. Revenue under the government BARDA contract is earned under a cost-sharing arrangement in which the Company is reimbursed for direct costs incurred plus allowable indirect costs. The government contract revenue is recognized as the related reimbursable expenses are incurred. The cost reimbursement that is reported as revenue is presented gross of the related reimbursable expenses in the Company’s consolidated statements of operations; the related reimbursable expenses are expensed as incurred as research and development expense. The Company accounts for these contracts as a government grant by analogy to International Accounting Standards 20 (“IAS 20”), Accounting for Government Grants and Disclosure of Government Assistance.

The Company has a significant development contract with BARDA and should BARDA reduce, cancel or not grant additional milestone projects, the Company’s ability to continue future product development may be adversely impacted. Refer to Note 16 for further details regarding the development contract with BARDA.

Disaggregation of Revenue

The Company disaggregates revenue from contracts with customers by type of products and services, as it best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. The following table disaggregates total revenue by major source (in thousands):

	Year ended
	December 31,
	2022	2021
Product revenue
Instruments	$2,302	$1,238
Consumables	8,185	14,576
Instrument rentals	78	6
Service	694	826
Total product revenue	11,259	16,646
Contribution revenue	11,046	11,412
Total revenue	$22,305	$28,058

Remaining Performance Obligations

Under ASC 606, the Company is required to disclose the aggregate amount of the transaction price that is allocated to unsatisfied or partially satisfied performance obligations as of December 31, 2022. However, the guidance provides certain practical expedients that limit this requirement, and therefore, the Company has elected to not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less. The nature of the excluded unsatisfied performance obligations pursuant to the practical expedient include consumable shipments, service contracts, warranties and installation services that will be performed within one year. The amount of the transaction price that is allocated to unsatisfied or partially satisfied performance obligations, that has not yet been recognized as revenue and that does not meet the elected practical expedient is $0.1 million as of December 31, 2022. The Company expects to recognize 63% of this amount as revenue within one year and the remainder within three years.

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

Contract Assets and Liabilities

At December 31, 2022, the Company recorded $0.1 million of contract assets within other assets on the balance sheet. The contract assets represent revenue recognized for performance obligations in advance of invoicing at the contract level based on the transaction price allocated to the respective performance obligations. The Company did not record any contract assets at December 31, 2021.

The Company’s contract liabilities consist of upfront payments for research and development contracts and maintenance services on instrument sales. Contract liabilities are classified in deferred revenue as current or noncurrent based on the timing of when revenue is expected to be recognized. At December 31, 2022 and 2021, the Company had contract liabilities of $0.2 million and $0.5 million, respectively. Revenue recognized in the year-ended December 31, 2022 relating to contract liabilities at December 31, 2021 was $0.5 million, and related to straight-line revenue recognition associated with maintenance agreements.

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

A practical expedient exists whereby costs may continue to be expensed as incurred if the performance period of the contract is equal to or less than one year. Generally, this guidance is applied on a contract-by-contract basis. However, the guidance permits an entity to apply its provisions on a portfolio basis as a practical expedient if the results using the portfolio approach would not differ materially from applying ASC 606 on a contract-by-contract basis. The Company elected to use the portfolio approach and considered consumables to be a separate portfolio. The related commission is expensed as incurred.

At December 31, 2022, capitalized costs to obtain contracts of less than $0.1 million was included in prepaid and other current assets. At December 31, 2021, capitalized costs to obtain contracts of $0.1 million were included in prepaid and other current assets and less than $0.1 million in other non-current assets. The company amortized costs of less than $0.1 million during the year ended December 31, 2022 and $0.1 million during the year ended December 31, 2021.

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

Research and Development Costs

Costs incurred in the research and development of the Company’s product candidates are expensed as incurred. Research and development expenses consist of costs incurred in performing research and development activities, including activities associated with delivering products or services associated with contribution revenue, clinical trials to evaluate the clinical utility of product candidates, and costs associated with the enhancements of developed products. These costs include salaries and benefits, stock compensation, research related facility and overhead costs, laboratory supplies, equipment, depreciation on T2Dx instruments used for research and development activities and contract services.

Impairment of Long-lived Assets

The Company reviews long‑lived assets, including capitalized T2 owned instruments and components and capitalized costs to fulfill a contract, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If indications of impairment exist, projected future undiscounted cash flows associated with the asset or asset group are compared to the carrying amount to determine whether the asset’s value is recoverable. During this review, the Company reevaluates the significant assumptions used in determining the original cost and estimated lives of long‑lived assets. Although the assumptions may vary from asset to asset, they generally include operating results, changes in the use of the asset, cash flows and other indicators of value. Management then determines whether the remaining useful life continues to be appropriate or whether there has been an impairment of long‑lived assets based primarily upon whether expected future undiscounted cash flows are sufficient to support the assets’ recovery. If impairment exists, the Company would adjust the carrying value of the asset to fair value, generally determined by a discounted cash flow analysis. If the carrying value of the asset exceeds such projected undiscounted cash flows, the asset will be written down to its estimated fair value. The Company recorded impairment expense of $0.2 million during the year ended December 31, 2022, and did not record any impairment expense during the year ended December 31, 2021.

Advertising Costs

Advertising costs are expensed as incurred and are reported within selling, general and administrative expenses on the Company's consolidated statements of operations and comprehensive loss. Advertising expense for the years ended December 31, 2022 and 2021 was $0.1 million.

Contingencies

An estimated loss from a contingency is recorded if it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. Gain contingencies are not recorded until realization is assured beyond a reasonable doubt. Legal costs related to loss contingencies are expensed as incurred.

Comprehensive Loss

Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non‑owner sources. Comprehensive loss consists of net loss and other comprehensive loss, which includes certain changes in equity that are excluded from net loss.

Stock-Based Compensation

The Company issues stock-based awards to employees, generally in the form of stock options, restricted stock units and restricted stock awards. The Company accounts for stock-based awards in accordance with ASC Topic 718, Compensation-Stock Compensation ("ASC 718"). ASC 718 requires all stock-based payments to employees, including grants of employee stock options, restricted stock units, and modifications to existing stock options, to be recognized in the consolidated statements of operations and comprehensive loss based on their grant date fair values. The Company’s policy is to use authorized and unissued shares in connection with the issuance of shares for exercises under option agreements. The Company recognized the compensation cost of stock-based awards to employees on a straight-line basis over the vesting period.

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

These assumptions used to determine stock compensation expense represent the Company’s best estimates, but the estimates involve inherent uncertainties and the application of judgment. As a result, if factors change and the Company uses significantly different assumptions or estimates, stock-based compensation expense could be materially different. Refer to Note 9 for further details on the Company’s stock-based compensation plan.

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

Net Loss Per Share

The Company applies the two-class method for computing earnings per share because the Series A redeemable convertible preferred stock issued in 2022 and the warrants issued with that preferred stock are participating securities. Under the two-class method, net loss for the period is allocated between common stockholders and the participating securities according to dividends declared, if any, and participation rights in undistributed earnings. Because the Company incurred a net loss for the year ended December 31, 2022, and the holders of the participating securities do not have the contractual obligation to share in the losses of the Company on a basis that is objectively determinable, none of the net loss attributable to common stockholders was allocated to the participating securities when computing earnings per share for 2022. No participating securities were outstanding during 2021.

Basic net loss per share is calculated by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, without consideration for common stock equivalents. In 2022, accretion of the carrying amount of the Company’s Series A redeemable convertible preferred stock to its redemption amount was treated as a deemed dividend to the preferred stockholders and increased the amount of the net loss attributable to common stockholders.

Diluted net loss per share is calculated by adjusting the weighted-average number of shares outstanding for the dilutive effect of common stock equivalents that were outstanding during the period, determined using either the if-converted method (for its Series A redeemable, convertible preferred stock) or the treasury-stock method. For purposes of the diluted net loss per share calculation, stock options and unvested restricted stock, restricted stock contingently issuable upon achievement of certain market conditions, the Series A redeemable convertible preferred stock and the warrants issued with Series A redeemable convertible preferred stock are considered to be common stock equivalents but have been excluded from the calculation of diluted net loss per share, as their effect would be anti-dilutive for all periods presented. In periods in which the Company recognizes gains due to changes in the fair value of its warrant liability, the Company will further assess whether the effect of adjusting its computation of diluted net loss per share to include the potential common shares and reverse the gain associated with the warrant would result in a more diluted net loss per share, and modify the computation if necessary. Because all common stock equivalents were excluded from the calculation of diluted net loss per share, basic and diluted net loss per share applicable to common stockholders were the same for all periods presented.

Foreign Currency Transactions

The Company’s reporting currency is the U.S. dollar. The Company sells products outside of the United States and transacts foreign currencies. If transactions are recorded in a currency other than the Company’s functional currency, remeasurement into the functional currency is required and may result in transaction gains or losses. Transaction losses were less than $0.1 million for the year ended December 31, 2022 as compared to less than $0.1 million for the year ended December 31, 2021. Amounts are recorded in other gains (losses) on the Company’s consolidated statements of operations.

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

Accounting Standards Adopted

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity's Own Equity (Subtopic 815-40)—Accounting for Convertible Instruments and Contracts in an Entity's Own Equity (“ASU 2020-06”), which simplifies accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity’s own equity. The standard is effective for smaller reporting companies for fiscal years beginning after December 15, 2023 and interim periods within those fiscal years. The Company early adopted the standard as of January 1, 2022. The adoption did not have a material impact on the Company’s financial statements.

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

In July 2021, the FASB issued ASU 2021-05, Lessors-Certain Leases with Variable Lease Payments. This ASU requires a lessor to classify a lease with variable payments that do not depend on an index or rate (“variable payments”) as an operating lease on the commencement date of the lease if (a) the lease would have been classified as a sales-type lease or direct financing lease and (b) the lessor would have recognized a selling loss at lease commencement. This ASU is effective for fiscal years beginning after December 15, 2021 for lessors that have adopted ASC 842, with early adoption permitted. The Company adopted this standard as of January 1, 2022. The adoption did not have a material impact on the Company’s financial statements.

In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance. This ASU requires certain disclosures when companies (a) have received government assistance and (b) use a grant or contribution accounting model by analogy to other accounting guidance. A company that has received government assistance must provide disclosures related to the nature of the transaction, accounting policies used to account for the transaction, and the amounts and line items on the financial statements that are affected by the transaction. This ASU is effective for fiscal years beginning after December 15, 2021, with early adoption permitted, and can be applied either prospectively or retrospectively. The Company adopted this standard as of January 1, 2022 on a prospective basis. The adoption did not have a material impact on the Company’s financial statements.

Accounting Standards Issued, To Be Adopted

On September 29, 2022, the FASB issued ASU 2022-04, Liabilities-Supplier Finance Programs (Subtopic 405-50) Disclosure of Supplier Finance Program Obligations. This ASU requires that a buyer in a supplier finance program disclose additional information about the program to allow financial statement users to better understand the effect of the programs on an entity's working capital, liquidity, and cash flows. This update will be effective for the Company for fiscal years beginning after December 15, 2022, except for the amendment on roll forward information, which is effective for fiscal years beginning after December 15, 2023. Early adoption is permitted. The Company is currently assessing the impact of this update on its disclosures.

3. Fair Value Measurements

The Company measures the following financial assets at fair value on a recurring basis. There were no transfers between levels of the fair value hierarchy during any of the periods presented. The following tables set forth the Company’s financial assets and liabilities carried at fair value categorized using the lowest level of input applicable to each financial instrument as of December 31, 2022 and 2021 (in thousands):

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Balance at	Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2022	(Level 1)	(Level 2)	(Level 3)
Liabilities
Warrant liability	$39	$—	$39	$—
Derivative liability	1,088	—	—	1,088
	$1,127	$—	39	1,088

Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Balance at	Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Assets:
US Treasury securities	9,996	9,996	—	—
	$9,996	$9,996	$—	$—

The Company’s cash equivalents and available-for-sale marketable securities are comprised of government securities. The Company also maintains money market accounts classified as restricted cash, which are Level 1 assets, for $1.6 million at December 31, 2022 and 2021 (Note 4).

The Company estimated the fair value of the warrant liability (Note 7) using the Black-Scholes Model, which uses multiple inputs including the Company’s stock price, the exercise price of the warrant, volatility of the Company’s stock price, the risk-free interest rate and the expected term of the warrant.

The estimated fair value of the warrant liability at December 31, 2022 was determined using the following assumptions:

Risk-free interest rate	3.99%
Expected dividend yield	0.00%
Expected volatility	115.00%
Expected term	5.13%

The Company has a single compound derivative instrument related to its Term Loan Agreement (Note 6) that requires the Company to pay additional interest of 4% per annum upon an event of default or if any obligation other than the unpaid principal amount of the Term Loan is not paid when due. Fair value is determined quarterly. The fair value of the derivative at December 31, 2022 is $1.1 million and is classified as a non-current liability on the balance sheet at December 31, 2022 consistent with the classification of the related Term Loan Agreement. The likelihood of paying contingent interest within the next twelve months was also deemed remote at December 31, 2021 and the fair value of a derivative liability was estimated as zero.

The estimated fair value of the derivative at December 31, 2022 was determined using a probability-weighted discounted cash flow model that includes contingent interest payments under the following scenarios:

Probability
4% contingent interest beginning in Q2 2023	30%

The following table provides a roll-forward of the fair value of the derivative liability (in thousands):

Balance at December 31, 2020	$1,010
Change in fair value of derivative liability	(1,010)
Balance at December 31, 2021	—
Change in fair value of derivative liability	1,088
Balance at December 31, 2022	$1,088

The Company is required to disclose the fair value and the level within the fair value hierarchy for financial instruments that are not measured at fair value on a recurring basis. The Company used Level 3 inputs to measure the fair value of its Term Loan Agreement. Based on these measurements, the Company concluded that the carrying value of the Term Loan Agreement approximates the fair value for December 31, 2022.

4. Restricted Cash

The Company is required to maintain security deposits for its office lease agreements. At December 31, 2022 and 2021, the Company had lease security deposits, invested in money market accounts, aggregating $1.6 million. In January 2023 one of these deposits of $1.0 million was claimed by a landlord as compensation for a lease dispute (see Note 13).The remaining collateral deposits aggregating $550 thousand were held at Silicon Valley Bank, which was taken over by the FDIC in March 2023. The Company’s full exposure was ultimately covered by the FDIC and no loss was incurred.

5. Supplemental Balance Sheet Information

Property and Equipment

Property and equipment consists of the following (dollar amounts in thousands)

	Estimated Useful	December 31,	December 31,
	Life (Years)	2022	2021
Office and computer equipment	3	$757	$749
Software	3	783	783
Laboratory equipment	5	5,570	5,507
Furniture	5-7	197	197
Manufacturing equipment	5	1,454	1,445
Manufacturing tooling and molds	0.5-5	494	478
T2-owned instruments and components	5	4,052	5,327
Leased T2-owned instruments	5	1,014	886
Leasehold improvements	Lesser of useful life or remaining lease term	3,784	3,768
Construction in progress	n/a	685	512
		18,790	19,652
Less accumulated depreciation and amortization		(14,257)	(14,977)
Property and equipment, net		4,533	$4,675

Construction in progress includes $0.8 million and $1.4 million of T2-owned instrument raw materials and work-in-process at December 31, 2022 and 2021, respectively. Depreciation expense, a component of cost of product revenue, from instruments under the T2-owned reagent rental pool was $0.1 million and $0.2 million for the year ended December 31, 2022 and 2021, respectively. Depreciation expense for T2-owned instruments used for internal research and development and clinical studies is recorded as a component of research and development expense. Depreciation and amortization expense of $1.0 million and $1.3 million was charged to operations for the years ended December 31, 2022 and 2021, respectively.

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	December 31,	December 31,
	2022	2021
Accrued payroll and compensation	$2,930	$3,687
Accrued clinical trial and development expenses	1,097	1,250
Accrued professional services	1,626	384
Accrued interest	1,009	974
Other accrued expenses	607	869
Total accrued expenses and other current liabilities	$7,269	$7,164

Accrued professional services includes a $1.0 million estimated liability related to the Billerica, Massachusetts lease (Note 12).

6. Notes Payable

Future principal payments on the notes payable as of December 31, 2022 are as follows (in thousands):

Year ended December 31,
2023	—
2024	53,453
2025	—
2026	—
Total including PIK interest, before unamortized discount and issuance costs	53,453
Less: unaccrued paid-in-kind interest	(3,647)
Less: unamortized discount and deferred issuance costs	(155)
Total notes payable	$49,651

Term Loan Agreement

In December 2016, the Company entered into a Term Loan Agreement with CRG and borrowed $40.0 million. The Agreement initially had a six-year term, and provided for quarterly interest-only payments through December 30, 2020 and quarterly principal and interest payments hereafter through maturity. The Company issued warrants to CRG to purchase a total of 10,579 shares of the Company’s common stock, exercisable any time prior to December 30, 2026 at a price of $77.50 per share. The Agreement has been subsequently amended as described below.

Interest on borrowings, as amended, accrue at 11.50% per year, 8% of which is payable in cash quarterly and 3.5% of which is deferred and added to principal until maturity. The Company paid CRG a financing fee based on the loan principal amount drawn and the fee is being amortized over the loan term as debt discount interest expense. A final fee payment of 10% (initially 8%, then amended) is due at maturity based on the principal outstanding at maturity. The final fee is accrued as interest expense and recorded as a non-current liability consistent with the classification of the associated debt.

In connection with a 2019 amendment of the Term Loan Agreement, the Company issued to CRG warrants to purchase 11,365 shares of the Company’s common stock (“New Warrants”) exercisable any time prior to September 9, 2029at an exercise price of $77.50 per share.

The Company may prepay principal at any time partially or in full without prepayment penalty. Borrowings are collateralized by a lien on substantially all Company assets, including intellectual property. The Term Loan Agreement provides for affirmative and negative covenants including a requirement to maintain a minimum cash balance of $5.0 million. The Term Loan Agreement includes a subjective acceleration clause whereby an event of default, including a material adverse change in the business, operations, or conditions (financial or otherwise), could result at CRG’s discretion in the acceleration of the obligations under the Term Loan Agreement. Also at CRG’s discretion, a default interest rate of an additional 4.0% per annum may apply during the occurrence and continuance of an event of default. In January 2023, CRG waived certain specified events of default associated with the Company's issuance of shares of Series A convertible preferred stock in August 2022 and the subsequent redemption.

Amendments

In 2019, the Term Loan Agreement was amended to reduce minimum revenue targets, extend the interest-only period, extend the principal repayment period and to increase the final payment fee from 8% to 10%. The Company issued the New Warrants to CRG, with provisions for termination upon a change of control or a sale of all or substantially all of the assets of the Company. The Company also reduced the exercise price for the warrants previously issued to CRG to purchase an aggregate of 10,579 shares of the Company’s common stock to $77.50. The New Warrants are exercisable any time prior to September 9, 2029, and all of the previously issued warrants are exercisable any time prior to December 30, 2026.

In January 2021, the Term Loan Agreement was amended to extend the interest-only payment period until December 30, 2022, extend the initial principal repayment until December 30, 2022, and to reduce the minimum product revenue target for the twenty-four month period beginning on January 1, 2020. The Company did not pay or provide any consideration in exchange for this amendment. The Company accounted for the January 2021 amendment as a modification to the Term Loan Agreement. In June 2021, the Company satisfied the remaining revenue covenant.

In February 2022, the Term Loan Agreement was amended to extend the interest-only and the principal maturity dates to December 30, 2023. The Company did not pay or provide any consideration in exchange for this amendment. As the effective borrowing rate under the amended agreement is less than the effective borrowing rate under the previous agreement, a concession was deemed granted as per ASC Topic 470-60, Debt: Troubled Debt Restructurings by Debtors ("ASC 470-60), and the amendment was accounted for as a troubled debt restructuring. The future undiscounted cash outflows required under the amended agreement exceed the carrying value of the debt immediately prior to the amendment and the amendment did not result in a gain on restructuring.

In November 2022, CRG amended the Term Loan Agreement, extending the interest only period and principal maturity to December 30, 2024. No consideration was given in exchange for the amendment. There were no costs paid to the lender or third parties in association with the amendment. Because a concession was granted, the agreement was accounted for as a troubled debt restructuring under ASC 470-60. The future undiscounted cash outflows required under the amended agreement exceed the carrying value of the debt immediately prior to the amendment and the amendment did not result in a gain on restructuring

7. Series A Redeemable Convertible Preferred Stock

On August 15, 2022, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”), pursuant to which we entered into a private placement transaction for an aggregate of 3,000 shares of Series A redeemable convertible preferred stock with a par value of $0.001 per share and a warrant to purchase up to an aggregate of 42,857 shares of common stock of the Company at an exercise price of $7.50 per share (such number of shares and exercise price are adjusted for the reverse stock split described in Notes 1 and 2) for an aggregate subscription amount equal to $0.3 million, before deducting estimated offering expenses payable by the Company. Pursuant to the Purchase Agreement, the Company filed a Certificate of Designation of Preferences, Rights and Limitations of Series A convertible preferred stock with the Secretary of State of the State of Delaware designating the rights, preferences and limitations of the Series A redeemable convertible preferred stock.

Series A Redeemable Convertible Preferred Stock

The Series A redeemable convertible preferred stock was issued at a price of $100 per share (the Stated Value).

Conversion -The Series A redeemable convertible preferred stock was convertible at the option of the holder, at any time after the date of the reverse stock split proposed by the Board of Directors, into that number of shares of common stock (subject to certain beneficial ownership limitations) determined by dividing the stated value of the Series A redeemable convertible preferred stock share by the conversion price then in effect, rounded down to the nearest whole share (with cash paid in lieu of any fractional shares). The initial conversion price was $7.00 per share, adjusted for the reverse stock split that was effected on October 12, 2022 (the “Conversion Price”). The Conversion Price was subject to adjustment (1) upon occurrence of any subsequent stock splits or stock dividends and (2) upon subsequent issue or sale by the Company of any common stock, convertible securities or option for a price per share less than the Conversion Price in effect immediately prior to such issue or sale.

Redemption – The Series A redeemable convertible preferred stock did not contain any mandatory redemption provisions. Beginning on the date of the reverse stock split (1) the Company could redeem in cash all or any portion of the Series A redeemable convertible preferred stock at a price per share equal to one hundred and five percent (105%) of the Stated Value and (2) each holder of Series A preferred stock could require the Company to redeem in cash all or any portion of the Series A redeemable convertible preferred stock held by such holder at a price per share equal to one hundred and ten percent (110%) of the Stated Value. In addition, an automatic redemption by the Company at a price per share equal to one hundred and ten percent (110%) of the Stated Value would have been triggered by the delisting of the Company’s common shares.

Dividend Rights-Holders of the Series A redeemable convertible preferred stock were entitled to receive dividends on shares of Series A redeemable convertible preferred stock equal (on an as-converted to common stock basis) to and in the same form as dividends actually paid on shares of the common stock when, as and if such dividends are paid on shares of the common stock.

Voting Rights -The Series A redeemable convertible preferred stock had no voting rights other than the right to vote on certain specified matters related to the proposal to approve the reverse stock split of the Company’s outstanding common stock.

Status of Converted or Redeemed Series A Preferred Stock -If any shares of Series A Preferred Stock shall be converted, redeemed or reacquired by the Company, such shares shall resume the status of authorized but unissued shares of Preferred Stock and shall no longer be designated as Series A Preferred Stock.

As of September 30, 2022, the Company determined that the Series A redeemable convertible preferred stock was currently redeemable; therefore, the Company adjusted the carrying amount of the preferred stock on the balance sheet to its redemption value, which was equal to its liquidation value under the terms of the certificate of designation.

On October 26, 2022, the private investor in the Company’s Series A redeemable convertible preferred stock redeemed all 3,000 shares of the Series A redeemable convertible preferred stock for an aggregate amount of $0.3 million. No gain or loss was recognized as a result of the redemption.

Warrant

In connection with the execution of the Securities Purchase Agreement, the Company issued a warrant to purchase 42,857 shares of the Company’s common stock (the “Warrant”) at an exercise price equal to $7.50 per share, subject to adjustments noted below. The Warrant will become exercisable on February 15, 2023 and has a term ending February 15, 2028. At issuance, the Company determined that the Warrant should be classified as a derivative liability because such Warrant could require cash redemption in certain circumstances. The gross proceeds were allocated between the derivative warrant liability and the preferred stock with allocation to the derivative warrant liability being equal to the fair value. The fair value of the derivative warrant liability exceeded the proceeds of $0.3 million, resulting in a day one loss of $0.1 million. The Warrant is carried at fair value, with changes in fair value recognized in earnings each reporting period.

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

After the occurrence of a Fundamental Transaction, as defined, then, upon any subsequent exercise of the Warrant the holder will, at its option, have the right to receive for each warrant share that would have been issuable upon such exercise immediately prior to the occurrence of the Fundamental Transaction the number of shares of common stock (or its equivalent) of the successor or acquiring corporation or of the Company, if it is the surviving corporation, or such other consideration (the “Alternate Consideration”) receivable as a result of such Fundamental Transaction by a holder of the number of shares of common stock for which the Warrant is exercisable immediately prior to the Fundamental Transaction. For purposes of any such exercise, the determination of the exercise price will be appropriately adjusted to apply to such Alternate Consideration based on the amount of Alternate Consideration issuable in respect of one share of common stock in such Fundamental Transaction, and the Company will apportion the exercise price among the Alternate Consideration in a reasonable manner reflecting the relative value of any different components of the Alternate Consideration. If holders of common stock are given any choice as to the securities, cash or property to be received in a Fundamental Transaction, then the Warrant holder will be given the same choice as to the Alternate Consideration it receives upon any exercise of this Warrant following such Fundamental Transaction.

While any Warrant is outstanding, if the Company issues or sells, any common stock, convertible securities or options, for a consideration per share (the “New Issuance Price”) less than a price equal to the exercise price of the Warrant in effect immediately prior to such issue or sale (a “Dilutive Issuance”), then immediately after the Dilutive Issuance, the exercise price then in effect will be reduced to an amount equal to the New Issuance Price. On February 17, 2023, the Company issued and sold shares of common stock, pre-funded warrants to purchase common stock and warrants to purchase common stock to an underwriter pursuant to an underwriting agreement (see Note 16). Consequently, the exercise price of the existing Warrant was adjusted to $0.54 effective as of February 17, 2023.

If at the time of a Warrant’s exercise there is no effective registration statement registering, or no current prospectus available for, the resale of the warrant shares by the holder, then the Warrant may also be exercised, in whole or in part, at such time by means of a “cashless exercise”.

8. Stockholders’ Deficit

Preferred Stock

We have authorized the issuance of up to 10,000,000 shares of $0.001 par value preferred stock. The Board of Directors will determine the preferred stock’s rights, preferences, privileges, restrictions, voting rights, dividend rights, conversion rights, redemption privileges, and liquidation preferences.

Common Stock

We have authorized the issuance of 400,000,000 shares of $0.001 par value common stock. The number of shares was increased by our shareholders in July 2021, from 200,000,000 shares.

Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to the prior rights of holders of all classes of stock outstanding. As of December 31, 2022, a total of 179,641 shares, 201,998 shares, and 64,801 shares of common stock were reserved for issuance upon (i) the exercise of outstanding stock options, (ii) the issuance of stock awards, and (iii) the exercise of warrants, respectively, under the Company's 2014 Incentive Award Plan, Inducement Award Plan and 2014 Employee Stock Purchase Plan.

Equity Distribution Agreement

The Company entered into a Sales Agreement with Canaccord Genuity (the “Sales Agreement”), through which the Company may sell up to $75.0 million of gross proceeds of common stock. Canaccord, as agent, sells shares at the Company’s request through “at the market” offerings, subject to shelf limitations, in negotiated transactions at market prices prevailing at the time of sale or at prices related to such prevailing market prices, or by any other method permitted by law, including negotiated transactions. Canaccord receives a fee of 3% of gross proceeds of common stock sold under the Sales Agreement for its services. Legal and accounting fees from sales under the Sales Agreement are charged to share capital. Under the Sales Agreement the Company sold 4,306,897 shares of common stock in 2022 for net proceeds of $29.2 million, and 336,188 shares of common stock in 2021 for net proceeds of $20.0 million. Subsequent to December 31, 2022, the Company sold 653,122 shares of common stock for proceeds of $1.0 million under the Sales Agreement.

9. Stock-Based Compensation

Stock Incentive Plans

2006 Stock Incentive Plan

The Company’s Amended and Restated 2006 Employee, Director and Consultant Stock Plan (the “2006 Plan”) was established for granting stock incentive awards to directors, officers, employees and consultants of the Company. Upon closing of the Company’s IPO in August 2014, the Company ceased granting stock incentive awards under the 2006 Plan. The 2006 Plan provided for the grant of incentive and non-qualified stock options and restricted stock grants as determined by the Company’s Board of Directors. Under the 2006 Plan, stock options were generally granted with exercise prices equal to or greater than the fair value of the common stock as determined by the Board of Directors, expired no later than 10 years from the date of grant, and vest over various periods not exceeding 4 years.

2014 Stock Incentive Plan

The Company’s 2014 Incentive Award Plan (the “2014 Plan”, and together with the 2006 Plan, the “Stock Incentive Plans”), which was amended and restated in June 2021, provides for the issuance of shares of common stock in the form of stock options, awards of restricted stock, awards of restricted stock units, performance awards, dividend equivalent awards, stock payment awards and stock appreciation rights to directors, officers, employees and consultants of the Company. Since the establishment of the 2014 Plan, the Company has primarily granted stock options and restricted stock units. Generally, stock options are granted with exercise prices equal to or greater than the fair value of the common stock on the date of grant, expire no later than 10 years from the date of grant, and vest over various periods not exceeding 4 years.

The number of shares reserved for future issuance under the 2014 Plan is the sum of (1) 16,470 (2) any shares that were granted under the 2006 Plan which are forfeited, lapse unexercised or are settled in cash subsequent to the effective date of the 2014 Plan and (3) an annual increase on the first day of each calendar year, beginning January 1, 2015 and ending on January 1, 2026, equal to the lesser of (A) 4% of the shares outstanding (on an as-converted basis) on the final day of the immediately preceding calendar year and (B) such smaller number of shares determined by the Company’s Board of Directors; provided, however, no more than 700,000 shares may be issued upon the exercise of incentive stock options. As of December 31, 2022, there were 66,224 shares available for future grant under the 2014 Plan.

Inducement Award Plan

The Company’s Inducement Award Plan (the “Inducement Plan”), which was adopted in March 2018 without stockholder approval pursuant to Rule 5635(c)(4) of The Nasdaq Stock Market LLC listing rules (“Rule 5635(c)(4)”) and most recently amended and restated in December 2021, provides for the grant of equity awards to new employees, including options, restricted stock awards, restricted stock units, performance awards, dividend equivalent awards, stock payment awards and stock appreciation rights. In accordance with Rule 5635(c)(4), awards under the Inducement Plan may only be made to a newly hired employee who has not previously been a member of the Company's Board of Directors, or an employee who is being rehired following a bona fide period of non-employment by us as a material inducement to the employee’s entering into employment with us. The aggregate number of shares of common stock which may be issued or transferred pursuant to awards under the Inducement Plan is 192,500 shares. Any awards that forfeit, expire, lapse, or are settled for cash without the delivery of shares to the holder are available for the grant of an award under the Inducement Plan. Any shares repurchased by or surrendered to the Company that are returned shall be available for the grant of an award under the Inducement Plan. The payment of dividend equivalents in cash in conjunction with any outstanding award shall not be counted against the shares available for issuance under the Inducement Plan. As of December 31, 2022, there were 94,476 shares available for future grant under the Inducement Plan.

Stock Options

During the years ended December 31, 2022 and 2021, the Company granted options with an aggregate fair value of $0.6 million and $1.8 million, respectively, which are being amortized into compensation expense over the vesting period of the options as the services are being provided.

The following is a summary of option activity under the Stock Incentive Plans and Inducement Plan (in thousands, except term, share and per share amounts):

			Weighted-Average
		Weighted-Average	Remaining
	Number of	Exercise Price Per	Contractual Term	Aggregate Intrinsic
	Shares	Share	(In years)	Value
Outstanding at December 31, 2021	197,171	$143.96	7.09	51
Granted	33,520	21.50
Forfeited	(37,611)	38.70
Canceled	(13,439)	117.93
Outstanding at December 31, 2022	179,641	145.09	5.93
Exercisable at December 31, 2022	133,727	179.55	5.18
Vested or expected to vest at December 31, 2022	174,164	$148.41	5.85

There were no options exercised in the year ended December 31, 2022 and 2,405 options exercised in the year ended December 31, 2021. The total intrinsic value of options exercised in the year ended December 31, 2021 was immaterial. The weighted‑average fair values of options granted in the years ended December 31, 2022 and 2021 were $17.58 and $44.67 per share, respectively, and were calculated using the following estimated assumptions:

	Year ended
	December 31,
	2022	2021
Weighted-average risk-free interest rate	2.27%	1.02%
Expected dividend yield	0.00%	0.00%
Expected volatility	106%	105%
Expected terms	5.2 years	5.8 years

The total fair values of stock options that vested during the years ended December 31, 2022 and 2021 were $1.7 million and $2.6 million, respectively.

As of December 31, 2022, there was $1.5 million of total unrecognized compensation cost related to non‑vested stock options granted under the Stock Incentive Plans. Total unrecognized compensation cost will be adjusted for future changes in the estimated forfeiture rate. The Company expects to recognize that cost over a remaining weighted‑average period of 1.8 years as of December 31, 2022.

Restricted Stock Units

During the year ended December 31, 2022, the Company awarded restricted stock units to certain employees and directors at no cost to them. The restricted stock units, excluding any restricted stock units with market conditions, vest through the passage of time, assuming continued service. Restricted stock units are not included in issued and outstanding common stock until the underlying shares are vested and released. The fair value of the restricted stock units, at the time of the grant, is expensed on a straight line basis. The granted restricted stock units had an aggregate fair value of $3.7 million, which are being amortized into compensation expense over the vesting period of the restricted stock units as the services are being provided.

The following is a summary of restricted stock unit activity under the 2014 Plan:

		Weighted-Average
	Number of	Grant Date Fair
	Shares	Value
Nonvested at December 31, 2021	142,434	$91.77
Granted	176,975	21.05
Vested	(62,712)	82.50
Forfeited	(54,699)	48.26
Nonvested at December 31, 2022	201,998	$44.47

As of December 31, 2022, there was $6.4 million of total unrecognized compensation cost related to nonvested restricted stock units granted under the 2014 Plan. Total unrecognized compensation cost will be adjusted for future changes in the estimated forfeiture rate. The Company expects to recognize that cost over a remaining weighted‑average period of 1.5 years as of December 31, 2022.

Employee Stock Purchase Plan

Under the 2014 Employee Stock Purchase Plan (the “2014 ESPP”) participants may purchase the Company’s common stock during semi-annual offering periods at 85% of the lower of (i) the market value per share of common stock on the first day of the offering period or (ii) the market value per share of the common stock on the purchase date. Each participant can purchase up to a maximum of $25,000 per calendar year in fair market value as calculated in accordance with applicable tax rules. The first offering period began on August 7, 2014. Stock-based compensation expense from the 2014 ESPP for the years ended December 31, 2022 and 2021 was approximately $0.1 million and $0.4 million, respectively. During the year ended December 31, 2022, 29,624 shares were purchased through the 2014 ESPP.

The fair value of the purchase rights granted under this plan was estimated on the date of grant and uses the following weighted-average assumptions, which were derived in a manner similar to those discussed in Note 2 relative to stock options:

	Year ended
	December 31,
	2022	2021
Weighted-average risk-free interest rate	0.82%	0.07%
Expected dividend yield	0.00%	0.00%
Expected volatility	105.93%	103.00%
Expected terms	0.5 years	0.5 years

The 2014 ESPP, which was amended and restated effective August 6, 2020, provides for the granting of up to 90,479 shares of the Company’s common stock to eligible employees. At December 31, 2022, there were 22,849 shares available under the 2014 ESPP.

Stock‑Based Compensation Expense

The following table summarizes the stock-based compensation expense resulting from awards granted under Stock Incentive Plans, the Inducement Plan and the 2014 ESPP, that was recorded in the Company’s results of operations for the periods presented (in thousands):

	Year ended
	December 31,
	2022	2021
Cost of product revenue	$367	$339
Research and development	1,017	975
Selling, general and administrative	5,079	5,743
Total stock-based compensation expense	$6,463	$7,057

For the years ended December 31, 2022 and 2021, stock-based compensation expense capitalized as part of inventory or T2-owned instruments and components was immaterial.

In July 2021, a previous director of the Company resigned. In conjunction with his resignation, all of the director’s outstanding options vested in full and the exercise term was extended to the final expiration date for each respective outstanding option. Additionally, the non-vested restricted stock units granted to the director in June 2021 vested in full upon his resignation. These were accounted for as Type I equity modifications for the accelerated vesting and Type III equity modifications for the extended exercise period and resulted in an increase of $0.8 million to stock-based compensation expense for the year ended December 31, 2021. Included within selling, general and administrative above for the year ended December 31, 2021 is $0.6 million and $0.2 million related to the Type I modification and the Type III modification, respectively, from the director's resignation.

10. Net Loss Per Share

The Company applies the two-class method for computing earnings per share because the Series A redeemable convertible preferred stock issued during 2022 and the warrants issued with that preferred stock are participating securities. Under the two-class method, net income for the period is allocated between common stockholders and the participating securities according to dividends declared, if any, and participation rights in undistributed earnings. Because the Company incurred a net loss for the year ended December 31, 2022, and the holders of the participating securities do not have the contractual obligation to share in the losses of the Company on a basis that is objectively determinable, none of the net loss attributable to common stockholders was allocated to the participating securities when computing earnings per share. No participating securities were outstanding during 2021.

For 2022, the net loss attributable to common stockholders was increased by $0.3 million to reflect the deemed dividend paid to holders of the Series A redeemable convertible preferred stock to accrete the carrying amount of that preferred stock to its redemption value.

The following shares were excluded from the calculation of diluted net loss per share applicable to common stockholders, prior to the application of the treasury stock method, because their effect would have been anti-dilutive for the periods presented:

	Year ended
	December 31,
	2022	2021
Options to purchase common shares	179,641	197,171
Restricted stock units	201,998	142,434
Warrants to purchase common stock	64,801	21,945
Total	446,440	361,550

The Series A redeemable convertible preferred stock was issued and redeemed in 2022 and is not considered in the calculation of diluted net loss per share because its effect is anti-dilutive.

11. Income Taxes

The reconciliation of the U.S. federal statutory rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2022	2021
Tax at statutory rates	21.0%	21.0%
State income taxes	4.6	4.8
Stock-based compensation	(2.4)	(2.8)
Permanent differences	0.1	(0.1)
Research and development credits	1.7	2.7
Other	0.1	(0.3)
Limitations on credits and net operating losses	(20.1)	(0.1)
Change in valuation allowance	(4.9)	(25.2)
Effective tax rate	0.0%	0.0%

The significant components of the Company’s deferred tax asset consist of the following at December 31, 2022 and 2021 (in thousands):

	December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$72,360	$73,372
Tax credits	1,012	2,783
Other temporary differences	3,745	3,183
Start-up expenditures	2,068	2,392
Capitalized research and development expenses	5,793	—
Stock option expenses	3,025	3,305
Lease liability	2,494	2,791
Total deferred tax assets	90,497	87,826
Deferred tax asset valuation allowance	(87,843)	(84,797)
Net deferred tax assets	2,654	3,029
Deferred tax liabilities:
Right of use asset	(2,279)	(2,587)
Prepaid expenses	(375)	(442)
Net deferred taxes	$—	$—

In 2022 and 2021, the Company did not record a benefit for income taxes related to its operating losses incurred. ASC 740 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based upon the level of historical U.S. losses and future projections over the period in which the net deferred tax assets are deductible, at this time, management believes it is more likely than not that the Company will not realize the benefits of these deductible differences, and as a result the Company continues to maintain a valuation allowance for the full amount of the 2022 deferred tax assets. The valuation allowance decreased by $3.0 million and increased $12.4 million for the years ended December 31, 2022 and 2021, respectively. The decrease in the 2022 valuation allowance is primarily attributable to the current year increase in Section 382 and 383 limitations on the Company's tax attributes as a result of an ownership change that occurred in August of 2022, partially offset by current year net operating losses, capitalized research and development ("R&D") expenses, and tax credits that require additional valuation allowance in 2022. The increase in the 2021 valuation allowance is primarily attributable to the current year losses and tax credit carryforwards.

As of December 31, 2022, the Company had federal and state net operating losses of $256.7 million and $303.0 million, respectively, which are available to offset future taxable income, if any, of which $34.9 million of federal and $233.8 million of state carryforwards will expire in varying amounts through 2037 and 2042, respectively. Additionally, $221.8 million of federal net operating loss carryforwards and $69.2 million of state net operating loss carryforwards will carryforward indefinitely, subject to annual taxable income limitations in the year of utilization. The Company also had federal and state research and development tax credits of $0.5 million and $0.7 million, respectively. The federal credits will expire at various dates through 2042 if not utilized. Approximately $0.3 million of the state credits will expire at various dates through 2037 if not utilized, and approximately $0.4 million of the credits have no expiration date.

Under the provisions of the Internal Revenue Code, the net operating loss and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. Utilization of the NOL and R&D credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations that may have occurred or that could occur in the future, as required by Sections 382 and 383 of the Internal Revenue Code of 1986, as amended ("the Code"), as well as similar state provisions. These ownership changes may limit the amount of NOL and R&D credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an “ownership change” as defined by Section 382 of the Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders. The Company completed an assessment at December 31, 2022 and December 31, 2021 regarding whether there may have been a Section 382 ownership change. The study concluded that ownership changes have occurred in the past, and the most recent change was during 2022. The Company has reduced its net operating loss and tax credit carryforwards to the amounts that are utilizable after accounting for the annual limitations and expiration dates of the attributes.

The Company has no balance of gross unrecognized tax benefits as of December 31, 2022. Interest and penalty charges, if any, related to uncertain tax positions would be classified as income tax expenses in the accompanying consolidated statements of operations. At December 31, 2022 and 2021, the Company had no accrued interest or penalties related to uncertain tax positions.

The Company files income tax returns in the U.S. federal tax jurisdiction and various state jurisdictions. Since the Company is in a loss carryforward position, the Company is generally subject to examination by the U.S. federal, state and local income tax authorities for all tax years in which a loss carryforward is available. The Company does not have any international operations as of December 31, 2022. The statute of limitations for assessment by federal and state tax jurisdictions in which the Company has business operations is open for tax years ended December 31, 2018 and after. The tax years open to examination vary by jurisdiction.

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

In August 2010, the Company entered into an operating lease for office and laboratory space at its headquarters in Lexington, Massachusetts. The lease commenced in January 2011, with the Company providing a security deposit of $400,000. In accordance with the operating lease agreement, the Company reduced its security deposit to $160,000 in January 2018, which is recorded as restricted cash in the consolidated balance sheets. In March 2017, the Company entered into an amendment to extend the term to December 2021. In October 2020, the Company entered into an amendment to extend the term to December 31, 2028. In accordance with the October 2020 amendment, the Company increased its security deposit to $420,438, which is classified as restricted cash at December 31, 2022 and 2021.

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

In November 2014, the Company entered into a lease for additional laboratory space in Lexington, Massachusetts. The lease term commenced in April 2015 and extended for six years. The rent expense, inclusive of the escalating rent payments, is recognized on a straight-line basis over the lease term. As an incentive to enter into the lease, the landlord paid approximately $1.4 million of the $2.2 million space build-out costs. The unamortized balance of the lease incentive as of January 1, 2019 was reclassified as a reduction to the initial recognition of the right-of-use asset related to this lease. In connection with this lease agreement, the Company paid a security deposit of $281,000, which was recorded as a component of both prepaid expenses and other current assets and other assets in the consolidated balance sheets at December 31, 2019. In October 2020, the Company entered into an amendment to extend the term of the lease to October 31, 2025. In accordance with this amendment, the Company paid a replacement security deposit of $130,977, which is classified as restricted cash at December 31, 2022 and 2021 and received the initial $281,000 security deposit in return.

In September 2021, the Company entered into a lease for office, research, laboratory and manufacturing space in Billerica, Massachusetts. The lease has a term of 126 months from the commencement date. The Company opened a money market account for $1.0 million, which represents collateral as a security deposit for this lease and is classified as restricted cash at December 31, 2022 and 2021. Occupancy of the building had been delayed due to disagreement between the Company and the landlord as to the parties’ obligations under the lease agreement. Included within accrued expenses and other current liabilities on the balance sheet at December 31, 2022 is a $1.0 million estimated liability pertaining to this lease. Subsequent to December 31, 2022, the Company was notified that the landlord terminated the lease because of the Company’s alleged failure to perform its obligations under the Lease in a timely manner and the Company’s alleged breach of the covenant of good faith and fair dealing and exercised its right to draw upon the $1.0 million security deposit. In addition, the landlord is seeking damages for unpaid rent, brokerage fees, transaction costs, attorney’s fees and court costs. The Company filed a response to the landlord’s complaint and a counterclaim alleging that the landlord breached its obligations under the contract and unlawfully drew on the security deposit, in addition to breaching its covenants of good faith and fair dealing, making fraudulent misrepresentations, and engaging in deceptive and unfair trade practices. The matter is in dispute (Note 16).

Operating leases are amortized over the lease term and included in costs and expenses in the consolidated statement of operations and comprehensive loss. Variable lease costs are recognized in costs and expenses in the consolidated statement of operations and comprehensive loss as incurred. Variable lease costs may include costs such as common area maintenance, utilities, real estate taxes or other costs. Expenses related to short-term leases were not material for periods presented.

The following table summarizes the effect of operating lease costs in the Company’s consolidated statement of operations and comprehensive loss (in thousands):

Lease cost	Year Ended December 31, 2022	Year Ended December 31, 2021
Operating lease cost	2,402	2,401
Variable lease cost	915	698
Total lease cost	$3,317	$3,099

The following table summarizes supplemental information for the Company’s operating leases:

Other information	Year Ended December 31, 2022	Year Ended December 31, 2021
Weighted-average remaining lease term - operating leases (in years)	5.5	6.4
Weighted-average discount rate - operating leases	12.0%	11.9%

The minimum lease payments for the next five years and thereafter is expected to be as follows (in thousands):

December 31, 2022
Maturity of lease liabilities	Operating Leases
2023	$2,403
2024	2,487
2025	2,331
2026	1,893
2027	1,950
Thereafter	2,008
Total lease payments	$13,072
Less: effect of discounting	(3,506)
Present value of lease liabilities	$9,566

The following table summarizes the presentation of the Company’s operating leases in its consolidated balance sheets (in thousands):

Leases	Classification	December 31, 2022	December 31, 2021
Assets
Operating lease assets	Operating lease assets	$8,741	$9,766
Total lease assets		$8,741	$9,766
Liabilities
Current
Operating	Accrued expenses and other current liabilities	$1,352	$1,174
Noncurrent
Operating	Noncurrent operating lease liabilities	8,214	9,359
Total lease liabilities		$9,566	$10,533

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

As of December 31, 2022 and 2021, the Company had not experienced any material losses related to these indemnification obligations, and no material claims with respect thereto were outstanding. The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related reserves were established.

Contingencies

The Company has been in an ongoing dispute with the landlord of the Billerica, Massachusetts lease (Note 16).

Leases

Refer to Note 12, Leases, for discussion of the commitments associated with the Company’s leases.

License Agreement

In 2006, the Company entered into a license agreement with a third party, pursuant to which the third party granted the Company an exclusive, worldwide, sublicensable license under certain patent rights to make, use, import and commercialize products and processes for diagnostic, industrial and research and development purposes. The Company agreed to pay an annual license fee ranging from $5,000 to $25,000 for the royalty‑bearing license to certain patents. The Company also issued a total of 1,693 shares of common stock pursuant to the agreement in 2006 and 2007, which were recorded at fair value at the date of issuance. The Company is required to pay royalties on net sales of products and processes that are covered by patent rights licensed under the agreement at a percentage ranging between 0.5% - 3.5%, subject to reductions and offsets in certain circumstances, as well as a royalty on net sales of products that the Company sublicenses at 10% of specified gross revenue. Royalties that became due under this agreement for the years ended December 31, 2022 and 2021 were $0.1 million and $0.2 million, respectively.

Resignation of Board Member

In July 2021, John McDonough resigned as a director of the Company. He was a Class I Director and Chairman of the Board. Upon his resignation, the Board appointed John Sperzel, the Company’s CEO, as Chairman of the Board. In conjunction with his resignation, the Company paid Mr. McDonough $240,000, which represented the aggregate cash retainer that he would have received for his service had he continued to serve through the second quarter of 2024. All of Mr. McDonough’s outstanding options vested in full immediately prior to his resignation and can be exercised until the final expiration date set forth in each respective option agreement. The restricted stock units granted to Mr. McDonough on June 25, 2021 vested in full immediately prior to the resignation. Refer to Note 9, Stock-Based Compensation, for more information.

14. 401(k) Savings Plan

In March, 2008, the Company established a retirement savings plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers substantially all employees of the Company who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pretax basis. Company contributions to the 401(k) Plan may be made at the discretion of the Board of Directors. Company contributions to the 401(k) Plan were $244,000 and $192,000 for the years ended December 31, 2022 and 2021, respectively.

15. US Government Contract

In September 2019, the Biomedical Advanced Research and Development Authority (“BARDA”) awarded the Company a milestone-based contract, with an initial value of $6.0 million, and a potential value of up to $69.0 million, which was amended with Option 3 to $62.0 million due to a change in scope, if BARDA awards all contract options. BARDA operates within the Office of the Assistant Secretary for Preparedness and Response (“ASPR”) at the U.S. Department of Health and Human Services’ (“HHS”). If BARDA awards and the Company completes all options, the Company’s management believes it will enable a significant expansion of the Company’s current portfolio of diagnostics for sepsis-causing pathogen and antibiotic resistance genes. In September 2020, BARDA exercised the first contract option valued at $10.5 million. In September 2021, BARDA exercised an option valued at approximately $6.4 million.

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

The Company recorded contribution revenue of $11.0 million and $11.4 million for the years ended December 31, 2022 and 2021, respectively, under the BARDA contract.

The Company had unbilled accounts receivable of $0.7 million and $1.9 million at December 31, 2022 and 2021, respectively, under the BARDA contract.

16. Subsequent Events

Issuance of Common Shares and Warrants

On February 17, 2023, the Company sold 9,018,519 shares of $0.001 par value common stock, 2,092,592 pre-funded warrants and 22,222,222 warrants to purchase common stock through an underwritten offering by Craig-Hallum Capital Group LLC. The shares, warrants and pre-funded warrants were sold for $1.08 per share. Gross offering proceeds were $12.0 million and net proceeds after underwriting commissions and offering costs were $11.9 million.

The pre-funded warrants are exercisable anytime without expiration at the holder’s option for cash at $0.001 per share or cashless for shares equal to 50% of warrants exercised. Common shares issuable on the exercise of the pre-funded warrants are subject to adjustment for stock dividends and stock splits and other transactions affecting common shares.

The warrants are exercisable commencing March 17, 2023, through February 17, 2028 at the holder’s option for cash at $1.08 per share or cashless for shares equal to 50% of warrants exercised. Common shares issuable on the exercise of the pre-funded warrants are subject to adjustment for stock dividends and stock splits and other transactions affecting common shares.

Billerica Lease Agreement

The Company entered into a 10-year lease agreement (the “Lease”) on September 8, 2021, with Farley White Concord Road, LLC (the “Landlord”), to lease 70,125 square feet of office, laboratory and manufacturing space at 290 Concord Road, Billerica, Massachusetts. Occupancy of the building had been delayed due to disagreement between the Company and the landlord as to the parties’ obligations under the lease agreement. The Company and the Landlord have had ongoing communications. On January 17, 2023, the Landlord terminated the Lease and alleged the Company failed to perform its obligations under the Lease in a timely manner and breached covenants of good faith and fair dealing. The Landlord filed a complaint in the Massachusetts Superior Court and unilaterally deducted the Company’s $1,000,000 security deposit for alleged damages. In addition, the Landlord is seeking damages for unpaid rent, brokerage fees, transaction costs, attorney’s fees and court costs. On March 1, 2023, the Company filed a response to the Landlord’s complaint and a counterclaim alleging that the Landlord breached its obligations under the contract and unlawfully drew on the security deposit, in addition to breaching its covenants of good faith and fair dealing, making fraudulent misrepresentations, and engaging in deceptive and unfair trade practices. The Company disagrees with Landlord’s allegations and actions and believes that the Landlord is in breach of certain of its materials obligations under the lease. The Company intends to vigorously defend itself and pursue all legal remedies available under applicable laws. The Company believes it will continue to meet its current manufacturing needs with its operations at its Lexington and Wilmington, Massachusetts facilities.

Bid Price

On March 30, 2023, the Company received a letter from The Nasdaq Stock Market LLC (“Nasdaq”) indicating that, for the last thirty consecutive business days, the bid price for its common stock had closed below the minimum $1.00 per share requirement for continued listing on the Nasdaq Global Market under Nasdaq Listing Rule 5450(a)(1). Under Nasdaq rules, the Company has 180 calendar days (September 26, 2023) to regain compliance by increasing the stock price to over $1.00.

Letter Agreements

On March 30, 2023, the Company entered into letter agreements with Mr. Sprague, Mr. Giffin, and Mr. Gibbs that provide for the payment of a retention bonus in the total aggregate amount of $80,000, to be paid in two installments of $40,000. The first installment, in the amount of $40,000, shall be paid within five business days following June 30, 2023, and the second installment, in the amount of $40,000, shall be paid within five business days following November 15, 2023. Each such installment payment is subject to the applicable executive's continued employment through such payment date.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management of the Company, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of December 31, 2022. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.

Based on the evaluation of our disclosure controls and procedures as of December 31, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control—Integrated Framework (2013). Based on our assessment, the Company concluded that our internal control over financial reporting was effective as of December 31, 2022.

Financial Reporting

Except as noted above, there have been no changes to the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. OTHER INFORMATION

On March 30, 2023, the Company entered into letter agreements with Mr. Sprague, Mr. Giffin, and Mr. Gibbs that provide for the payment of a retention bonus in the total aggregate amount of $80,000, to be paid in two installments of $40,000. The first installment, in the amount of $40,000, shall be paid within five business days following June 30, 2023, and the second installment, in the amount of $40,000, shall be paid within five business days following November 15, 2023. Each such installment payment is subject to the applicable executive's continued employment through such payment date.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III.

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

Our Board of Directors currently consists of eight directors. Set forth below is certain information regarding our current directors as of the date hereof.

Name	Positions and Offices Held with T2 Biosystems	Director Since	Class and Year in Which Term Will Expire	Age
John Sperzel	Chief Executive Officer, President and Chairman of the Board	2020	Class II - 2022	59
Ninfa Saunders	Director	2020	Class II - 2022	71
Thierry Bernard	Director	2020	Class II - 2022	58
John Cumming	Director	2014	Class III - 2023	77
David Elsbree	Director	2014	Class III - 2023	75
Seymour Liebman	Director	2016	Class I - 2024	73
Laura Adams	Director	2021	Class I - 2024	66
Robin Toft	Director	2020	Class I - 2024	62

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

Robin Toft has served as a member of our Board of Directors since June 2020. Ms. Toft has been employed by ZRG Partners (formerly Toft Group), an executive search firm that focuses on biotechnology, pharmaceutical, diagnostics, medical device, life science tools and healthcare high tech companies since July 2010 and currently serves as Advisor Global Life Sciences & Board Diversity. Prior to ZRG Partners, Ms. Toft was employed by Sanford Rose Associates – Toft Group from 2006 to 2010. Prior to that, Ms. Toft was employed by Roche Diagnostics, a diagnostics company that manufactures equipment and reagents for research and medical diagnostic applications from January 2003 to November 2005, as Senior Vice President of Commercial Operations. Ms. Toft holds a B.S. in Medical Technology (Clinical Laboratory Science) from Michigan State University. Ms. Toft’s leadership and industry experience contributed to our Board of Directors’ conclusion that she should serve as a director of our company.

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

Ninfa Saunders has served as a member of our Board of Directors since June 2020. Ms. Saunders served as President and Chief Executive Officer of Navicent Health, the second largest hospital in Georgia from October 2012 to October 2020. Prior to joining Navicent Health, Ms.

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

Name	Age	Position
John Sperzel	60	President, Chief Executive Officer and Chairman of the Board of Directors
John Sprague	64	Chief Financial Officer
Michael Gibbs, Esq.	52	Senior Vice President and General Counsel
Brett Giffin	64	Chief Commercial Officer
Roger Smith, Ph.D.	58	Senior Vice President of Science Research and Development

Information concerning John Sperzel, our Chief Executive Officer, may be found above under “Board of Directors”.

John Sprague has served as our Chief Financial Officer since January 2018. Prior to joining our company, Mr. Sprague was Chief Financial Officer at Caliber Imaging & Diagnostics, Inc., a medical technologies company that designs, develops and markets innovative digital imaging solutions that show tissue at the cellular level using confocal microscopes designed specifically for imaging skin and other tissues for pathology and life sciences, from February 2017 to January 2018. From 2011 to 2017, Mr. Sprague held various positions at GE Healthcare, with his last assignment serving as Finance Manager of GE’s North American Core Imaging business. Mr. Sprague is a certified public accountant and received his B.S. in accounting from Boston College.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our officers and directors and persons who beneficially own more than 10% of any class of our equity securities registered pursuant to Section 12 of the Exchange Act (collectively, “Reporting Persons”) to file reports of beneficial ownership and changes in beneficial ownership with the SEC. Based on a review of copies of Forms 3, 4 or 5 filed by the Company on behalf of its directors and officers and upon any written representations of the Reporting Persons received by us, the Company believes that during and with respect to the fiscal year ended December 31, 2022, there has been compliance with all Section 16(a) filing requirements applicable to such Reporting Persons, except that one Form 4 for Ms. Ahuja, Ms. Adams, Mr. Sperzel, Mr. Gibbs and Mr. Sprague, two Form 4's for Mr. Barclay, and three Form 4's for Mr. Giffin were inadvertently filed late.

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

Procedures for the Recommendation of Director Nominees by Stockholders

There have been no changes to the procedures by which stockholders can recommend nominees to the Board of Directors since such procedures were previously disclosed in the Company’s Proxy Statement for its 2022 Annual Meeting of Stockholders.

Audit Committee and Audit Committee Financial Expert

David Elsbree, Ninfa Saunders and Thierry Bernard currently serve on the audit committee, which is chaired by David Elsbree. Our Board of Directors has determined that each member of the audit committee is currently, and was during 2022, “independent” for audit committee purposes as that term is defined in the rules of the SEC and the applicable Nasdaq Rules. Our Board of Directors has designated David Elsbree as an “audit committee financial expert,” as defined under the applicable rules of the SEC. The audit committee’s responsibilities include:

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
•
preparing the audit committee report.

Item 11. EXECUTIVE COMPENSATION

This section discusses the material components of the executive compensation program offered to our named executive officers identified below. For 2022, our named executive officers and their positions as of December 31, 2022 were:

•
John Sperzel, Chairman of the Board of Directors, President and Chief Executive Officer;
•
John Sprague, Chief Financial Officer; and
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

Our compensation committee is primarily responsible for establishing and approving, or recommending for approval by the Board of Directors, the compensation for all of our executive officers. The compensation committee oversees our compensation and benefit plans and policies, administers our equity incentive plans and reviews and approves, or recommends for approval by the Board of Directors, all compensation decisions relating to all of our executive officers, including our President and Chief Executive Officer. The compensation committee typically considers, and during 2022 did consider, recommendations from our President and Chief Executive Officer regarding the compensation of our executive officers other than for himself. Our compensation committee has the authority under its charter to engage the services of a consulting firm or other outside advisor to assist it in designing our compensation programs and in making compensation decisions and has engaged Arnosti Consulting to provide these services. The compensation committee reviewed compensation assessments provided by Arnosti Consulting comparing our executive compensation program to that of a group of peer companies within our industry and met with Arnosti Consulting to discuss compensation of our executive officers, including the President and Chief Executive Officer, and to receive input and advice. The compensation committee had considered the adviser independence factors required under SEC rules as they relate to Arnosti Consulting and does not believe Arnosti Consulting’s work in 2022 raised a conflict of interest.

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

Base Salary

Our named executive officers receive base salaries to compensate them for the satisfactory performance of duties to our company. The base salary payable to each named executive officer is intended to provide a fixed component of compensation reflecting the executive’s skill set, experience, role and responsibilities. Base salaries for our named executive officers have generally been set at levels deemed necessary to attract and retain individuals with superior talent. For 2022 Mr. Sperzel’s annual base salary was $575,000 (unchanged from 2021). Mr. Sprague's annual base salary was $370,000 (increased from $360,000) and Mr. Gibbs’ base salary was $375,000 (increased from $356,000). Base salary increases were effective March 1, 2022.

Cash Incentive Compensation

Each of our named executive officers is eligible to participate in an annual cash incentive compensation program which provides participants with an opportunity to earn variable cash incentive compensation based on individual and company performance. For 2022, Mr. Sperzel’s target bonus was 100% of his base salary, Mr. Sprague's target bonus was 60% of his base salary, and Mr. Gibbs' target bonus was 60% of his base salary.

Objectives for the 2022 annual cash incentive compensation program were established in January 2022 by our compensation committee and generally related to the attainment of clinical, business development and financing milestones and certain publication, commercialization and operational goals. The determination of 2022 bonus amounts was based on a non-formulaic assessment of these goals, as well as our compensation committee’s subjective evaluation of our company’s overall performance and each named executive officer’s individual performance and contribution to our company. The compensation committee did not assign specific weights to any elements of our bonus program in determining 2022 bonuses.

After considering these factors, the Board of Directors, based upon the recommendation of our compensation committee, approved bonuses for our named executive officers for 2022 as set forth in the “Non-Equity Incentive Plan Compensation” column of our 2022 Summary Compensation Table.

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

We awarded restricted stock unit awards to our named executive officers in 2022 in the following amounts:

Named Executive Officer	February 2022 RSUs Granted (#)(1)
John Sperzel	48,000
John Sprague	12,000
Michael Gibbs	12,000

(1)
The RSUs vest in three substantially equal annual installments occurring on the first three anniversaries of February 20, 2022.

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

2022 Summary Compensation Table

					Non-Equity
			Stock	Option	Incentive Plan	All Other
		Salary	Awards	Awards	Compensation	Compensation	Total
Name and Principal Position	Year	($)(1)	($)(2)	($)(3)	($)(4)	($)(5)	($)
John Sperzel,	2022	575,000	1,119,840	—	287,500	3,000	1,985,340
President, Chief Executive Officer and Chairman of the Board of Directors	2021	562,500	2,480,000	—	460,000	3,000	3,505,500
John Sprague,	2022	368,333	279,960	—	111,000	3,000	762,293
Chief Financial Officer
Michael Gibbs,	2022	371,833	279,960	—	112,500	3,000	767,293
SVP and General Counsel	2021	353,333	1,084,152	—	170,880	3,000	1,611,365

(1)
Amounts in this column represent base salaries earned for 2022 and 2021 rather than 2022 and 2021 annual base salary rates.
(2)
Represents the aggregate grant date fair value of the restricted stock unit awards granted during the given year computed in accordance with FASB ASC Topic 718, excluding the effect of estimated forfeitures. For a description of the assumptions used in valuing these awards, see Note 9 to the audited consolidated financial statements included in this Annual Report on Form 10-K.
(3)
Represents awards earned under our annual cash incentive compensation program. For additional information regarding these amounts, see the section titled “Executive Compensation Components—Cash Incentive Compensation” above.
(4)
Represents Company matching contributions under our 401(k) plan.

Outstanding Equity Awards at Fiscal Year-End Table—2022

	Option Awards					Stock Awards

		Number of	Number of
		Securities	Securities			Number of
		Underlying	Underlying			Shares or Units	Market Value of
		Unexercised	Unexercised	Option		of Stock That	Shares of Units
	Vesting	Options	Options	Exercise	Option	Have Not	of Stock That
	Commencement	Exercisable	Unexercisable	Price	Expiration	Vested	Have Not Vested
Name	Date	(#)	(#)(1)	($)	Date	(#)(2)	(#)(3)
John Sperzel
	01/08/2020	43,750	16,250	57.50	01/08/2030
	02/24/2021					13,334	18,934
	02/20/2022					48,000	68,160
John Sprague
	01/30/2018	4,500	—	254.00	03/01/2028
	02/21/2019	1,150	50	186.00	02/21/2029
	09/10/2019	1,000	—	71.50	09/10/2029
	02/21/2019					—	—
	02/24/2021					5,829	8,277
	02/20/2022					12,000	17,040
Michael Gibbs
	12/01/2014	899	—	850.50	12/01/2024
	01/20/2016	1,199	—	451.00	01/20/2026
	02/09/2017	699	—	283.50	02/09/2027
	03/01/2018	1,799	—	254.00	03/01/2028
	02/21/2019	1,150	50	186.00	02/21/2029
	09/10/2019	999	—	71.50	09/10/2029
	03/24/2020	1,375	625	19.50	03/24/2030
	02/21/2019					—	—
	03/14/2020					334	474
	02/24/2021					5,829	8,277
	02/20/2022					12,000	17,040

(1)
All unvested options for Mr. Sperzel vest in substantially equal monthly installments over the 48 month vesting period from the vesting commencement date, subject to his continued employment with us through the applicable vesting date. The unvested options for Mr. Sprague with a vesting commencement date of January 30, 2018 vest as to 25% of the shares subject to the option on the first anniversary of the vesting commencement date and as to the remaining shares subject to the option in substantially equal monthly installments over the ensuing 36 months. The unvested options for Mr. Sprague and Mr. Gibbs (a) granted on September 10, 2019 vest in substantially equal monthly installments over the 36 month period from the vesting commencement date, and (b) granted on all other dates vest in substantially equal monthly installments over the 48 month period from the vesting commencement date; in each case, subject to Mr. Sprague's and Mr. Gibbs’s continued employment with us through the applicable vesting date. The options are subject to potential accelerated vesting as described in the sections titled “Employment Letter Agreements with Our Named Executive Officers” and “Potential Payments upon a Change in Control” below.
(2)
The unvested restricted stock units for Mr. Sperzel, Mr. Sprague and Mr. Gibbs granted on February 20, 2022 vest in three substantially equal annual installments beginning on February 20, 2023, subject to the holder's continued employment with us through the applicable vesting date and potential accelerated vesting as described in the sections titled “Employment Letter Agreements with Our Named Executive Officers” and “Potential Payments upon a Change in Control” below. All unvested restricted stock units for Mr. Sperzel, Mr. Sprague and Mr. Gibbs granted on February 24, 2021 vest in three substantially equal annual installments beginning on February 24, 2022, each subject to the holder’s continued employment with us through the applicable vesting date and potential accelerated vesting as described in the sections titled “Employment Letter Agreements with Our Named Executive Officers” and “Potential Payments upon a Change in Control” below. All unvested restricted stock units for Mr. Gibbs granted on March 24, 2020 vest in three substantially equal annual installments beginning on March 24, 2021, each subject to the holder’s continued employment with us through the applicable vesting date and potential accelerated vesting as described in the sections titled “Employment Letter Agreements with Our Named Executive Officers” and “Potential Payments upon a Change in Control” below.
(3)
Based on the closing price of our common stock on December 30, 2022 of $1.42.

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

John Sprague. We have entered into a severance letter agreement with Mr. Sprague, which provides that if Mr. Sprague’s employment is terminated by us without cause within the three months preceding or the 12 months following a change in control, or if Mr. Sprague resigns his employment for good reason within the 12 months following a change in control, and he timely executes a release of claims in our favor, he will be entitled to receive 12 months of base salary continuation, accelerated vesting of all outstanding unvested equity awards and reimbursement for a portion (based on active employee cost sharing rates) of healthcare premiums for up to 12 months. In 2022, we amended and restated the severance letter agreement with Mr. Sprague, which provides that if Mr. Sprague’s employment is terminated by us without cause within the three months preceding or the 12 months following a change in control, or if Mr. Sprague resigns his employment for good reason within the 12 months following a change in control, and he timely executes a release of claims in our favor, he will be entitled to receive 12 months of base salary continuation, accelerated vesting of all outstanding unvested equity awards, a pro-rated bonus payment and reimbursement for a portion (based on active employee cost sharing rates) of healthcare premiums for up to 12 months. In addition, if his employment is terminated by us without cause not related to a change in control, or if Mr. Sprague resigns his employment for good reason not related to a change in control, and he timely executes a release of claims in our favor, he will be entitled to receive 9 months of base salary continuation and reimbursement for a portion (based on active employee cost sharing rates) of healthcare premiums for up to 9 months.

Mr. Sprague has also entered into a non-compete, non-disclosure and invention assignment agreement with us pursuant to which he has agreed to refrain from disclosing our confidential information indefinitely and from competing with us or soliciting our employees or consultants for 12 months following termination of his employment.

Michael Gibbs. We have entered into a change of control severance letter agreement with Mr. Gibbs, which provides that if Mr. Gibbs’ employment is terminated by us without cause within the three months preceding or the 12 months following a change in control, or if Mr. Gibbs resigns his employment for good reason within the 12 months following a change in control, and he timely executes a release of claims in our favor, he will be entitled to receive six months of base salary continuation, accelerated vesting of all outstanding unvested equity awards and reimbursement for a portion (based on active employee cost sharing rates) of healthcare premiums for up to 12 months. In 2022, we amended and restated the severance letter agreement with Mr. Gibbs, which provides that if Mr. Gibbs’ employment is terminated by us without cause within the three months preceding or the 12 months following a change in control, or if Mr. Gibbs resigns his employment for good reason within the 12 months following a change in control, and he timely executes a release of claims in our favor, he will be entitled to receive 12 months of base salary continuation, accelerated vesting of all outstanding unvested equity awards, a pro-rated bonus payment and reimbursement for a portion (based on active employee cost sharing rates) of healthcare premiums for up to 12 months. In addition, if his employment is terminated by us without cause not related to a change in control, or if Mr. Gibbs resigns his employment for good reason not related to a change in control, and he timely executes and does not revoke a release of claims in our favor, he will be entitled to receive 9 months of base salary continuation and reimbursement for a portion (based on active employee cost sharing rates) of healthcare premiums for up to 9 months.

Mr. Gibbs has also entered into a non-compete, non-disclosure and invention assignment agreement with us pursuant to which he has agreed to refrain from disclosing our confidential information indefinitely and from competing with us or soliciting our employees or consultants for 12 months following termination of his employment.

Potential Payments Upon a Change in Control

As described above, under the terms of their individual agreements with the Company, Mr. Sperzel, Mr. Sprague and Mr. Gibbs may become entitled to payments or benefits in connection with certain terminations of employment that occur at specified times around a change in control.

In addition, the agreements governing Mr. Sperzel’s, Mr. Sprague’s and Mr. Gibbs’ unvested stock options and restricted stock units provide for full accelerated vesting if their employment is terminated by us without cause within the three months preceding or the 12 months following a change of control or if they resign for good reason within 12 months following a change in control.

DIRECTOR COMPENSATION

The following table presents the total compensation for each person who served as a non-employee member of our Board of Directors during 2022.

Director Compensation Table—2022

	Fees Earned
	or Paid	Stock
	in Cash	Awards	Total
	($)(1)	($)(2)(3)	($)
John W. Cumming	96,000	10,400	106,400
David B. Elsbree	60,000	9,200	69,200
Seymour Liebman	40,006	9,200	49,206
Thierry Bernard	50,006	9,200	59,206
Dr. Ninfa M. Saunders	50,006	9,200	59,206
Robin Toft	60,000	9,200	69,200
Laura Adams	40,000	9,200	49,200

(1)
Messrs. Liebman, Bernard and Saunders each elected to receive the $40,000 2022 annual retainer for board service in the form of restricted stock units and, as a result, were each issued 1,550 restricted stock units on January 1, 2022 that vested in a single installment on January 1, 2023. Amounts in this column include the value of the $40,000 2022 annual retainer forgone in lieu of restricted stock units for each of Messrs. Liebman, Bernard and Saunders.
(2)
Messrs. Elsbree, Liebman, Bernard, Saunders and Toft were granted $9,200 in the form of restricted stock units, and, as a result, were each issued 2,300 restricted stock units on October 11, 2022 that vest in a single installment on the earlier of the first anniversary of the grant date or the date of the next annual meeting of stockholders.
(3)
Mr. Cumming was granted $10,400 in the form of restricted stock units, and, as a result, was issued 2,600 restricted stock units on October 11, 2022 that vest in a single installment on the earlier of the first anniversary of the grant date or the date of the next annual meeting of stockholders.

The table below shows the aggregated numbers of outstanding option awards (exercisable and unexercisable) and unvested stock awards held as of December 31, 2022 by each non-employee director.

		Unvested Stock
	Option Awards	Awards
	Outstanding at	Outstanding at
	2022 Fiscal Year	2022 Fiscal Year
	End	End
John W. Cumming	2,467	2,600
David B. Elsbree	2,467	2,300
Seymour Liebman	1,763	3,850
Thierry Bernard	—	4,304
Dr. Ninfa M. Saunders	—	4,304
Robin Toft	—	2,754
Laura Adams	—	3,764

We maintain a non-employee director compensation program pursuant to which all non-employee directors were paid cash compensation as set forth below for 2022:

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

In addition to the annual retainer, the non-employee director compensation program provides for an annual equity grant of restricted stock units to continuing non-employee directors who have been serving for at least six months. The non-employee director compensation program was updated, effective March 2022, as to the restricted stock unit awards for the continuing non-employee directors. On the date of the annual meeting of stockholders, continuing non-employee directors will be granted an award of restricted stock units equal to (A) 2,600 in the case of the Chairman and Lead Independent Director, and (B) 2,300 for all other Non-Employee Directors (which number shall be subject to adjustment in accordance with the applicable equity incentive plan of the Company in the event of any stock splits, dividends, recapitalizations and the like). The restricted stock units subject to the annual grant will vest in a single installment on the earlier of (i) the first anniversary of the grant date and (ii) the date of the next annual meeting of stockholders, subject to the director’s continued service on the Board of Directors. The non-employee director compensation program also provides for an initial non-employee director grant of restricted stock units covering a number of shares equal to one and a half times the number of restricted stock units subject to the last (or concurrent) annual grant for continuing directors. Such grant shall be made on the date he or she first became a non-employee director. The initial grant vests in substantially equal installments on each of the first three anniversaries of the date of grant, subject to the director’s continued service on the Board of Directors.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information on our equity compensation plans as of December 31, 2022.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, and Rights		Weighted Average Exercise Price of Outstanding Options, and Rights		Number of Securities Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders (1)	286,710	(2)	$237.55	(3)	89,073	(4)
Equity compensation plans not approved by security holders (5)	94,929	(6)	62.59	(7)	94,476
Total	381,639		$145.09		183,549

(1)
Consists of the Amended and Restated 2006 Employee, Director and Consultant Stock Plan, or the 2006 Plan, the 2014 Incentive Award Plan, as amended and restated, or the 2014 Plan, and the 2014 Employee Stock Purchase Plan, or 2014 ESPP. We ceased issuing new awards under the 2006 Plan when the 2014 Plan became effective.
(2)
Consists of 10,053 outstanding options to purchase shares of our common stock under the 2006 Plan, 74,659 outstanding options to purchase shares of our common stock under the 2014 Plan, and 201,998 outstanding restricted stock units under the 2014 Plan.
(3)
Represents the weighted-average exercise price of options under the 2014 Plan and 2006 Plan as of December 31, 2022. Amounts shown do not take into account any restricted stock units awarded under the 2014 Plan, which do not have an exercise price.
(4)
Pursuant to the terms of the 2014 Plan, the number of shares of common stock available for issuance under the 2014 Plan automatically increases on January 1 of each year, beginning in 2015 and ending on and including 2026. The annual increase in the number of shares is currently equal to the lesser of: (a) 4% of our shares of common stock outstanding (on an as-converted basis) on the final day of the immediately preceding calendar year; and (b) such smaller number of shares of common stock determined by the Board of Directors. Pursuant to the terms of the 2014 ESPP, as amended in August 2020, the aggregate number of shares that may be issued pursuant to rights granted under the 2014 ESPP shall be 90,478 shares. As of December 31, 2022, a total of 22,849 shares of stock were available for issuance under the 2014 ESPP, 15,600 of which were subject to purchase with respect to the purchase period in effect as of December 31, 2022, which purchase period ends on May 15, 2023.
(5)
Consists of the Inducement Award Plan. See Note 9 to the audited consolidated financial statements included in this Annual Report on Form 10-K for a description of the material features of the plan.
(6)
Consists of outstanding options to purchase shares of our common stock under the Inducement Award Plan.
(7)
Represents the weighted-average exercise price of options under the Inducement Award Plan.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding beneficial ownership of our common stock as of December 31, 2022, for: each person known to us to be the beneficial owner of more than five percent of our outstanding common stock; each of our named executive officers; each of our directors and nominees; and all of our directors and executive officers as a group.

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

The table lists applicable percentage ownership based on 7,716,519 shares of our common stock outstanding as of December 31, 2022. The number of shares beneficially owned includes shares of our common stock that each person has the right to acquire within 60 days of December 31, 2022, except as noted in the footnotes below, including upon the exercise of stock options and vesting of restricted stock units. These stock options and restricted stock units shall be deemed to be outstanding for the purpose of computing the percentage of outstanding shares of our common stock owned by such person but shall not be deemed to be outstanding for the purpose of computing the percentage of outstanding shares of our common stock owned by any other person.

Name of Beneficial Owner	Amount and Nature of Ownership	Percentage of Class
5% or Greater Stockholders
None
Named Executive Officers and Directors
John Sperzel (1)	73,352	1.0%
Michael Gibbs (2)	18,500	*
John Sprague (3)	16,661	*
John W. Cumming (4)	5,123	*
David B Elsbree (5)	7,991	*
Seymour Liebman (6)	129,121	1.7%
Thierry Bernard (7)	4,569	*
Dr. Ninfa M. Saunders (7)	4,569	*
Robin Toft (8)	3,019	*
Laura Adams (9)	732	*
All executive officers and directors as a group (11 persons) (10)	267,224	3.5%

* Less than 1%.

(1)
Consists of (a) 4,435 shares of common stock, (b) options to purchase 46,250 shares of common stock which Mr. Sperzel has the right to acquire pursuant to outstanding stock options which are, or will be, immediately exercisable within 60 days of December 31, 2022 and (c) 22,667 restricted stock units vesting within 60 days of December 31, 2022.
(2)
Consists of (a) 3,333 shares of common stock, (b) options to purchase 8,253 shares of common stock which Mr. Gibbs has the right to acquire pursuant to outstanding stock options which are, or will be, immediately exercisable within 60 days of December 31, 2022 and (c) 6,914 restricted stock units vesting within 60 days of December 31, 2022.
(3)
Consists of (a) 3,047 shares of common stock, (b) options to purchase 6,700 shares of common stock which Mr. Sprague has the right to acquire pursuant to outstanding stock options which are, or will be, immediately exercisable within 60 days of December 31, 2022, and (c) 6,914 restricted stock units vesting within 60 days of December 31, 2022.
(4)
Consists of (a) 2,656 shares of common stock and (b) options to purchase 2,467 shares of common stock, which Mr. Cumming has the right to acquire pursuant to outstanding stock options which are, or will be, immediately exercisable within 60 days of December 31, 2022.
(5)
Consists of (a) 5,524 shares of common stock and (b) options to purchase 2,467 shares of common stock which Mr. Elsbree has the right to acquire pursuant to outstanding stock options which are, or will be, immediately exercisable within 60 days of December 31, 2022.
(6)
Based on information set forth in a Schedule 13D filed with the SEC by Canon U.S.A., Inc. on September 21, 2016, this amount includes 121,106 shares held by Canon U.S.A., Inc. Mr. Seymour Liebman is the Executive Vice President, Chief Administrative Officer and General Counsel of Canon U.S.A., Inc. and the Senior Managing Executive Officer of Canon Inc., Japan, and Chairman of the Board of BriefCam, a Canon Inc. company and may be deemed to have beneficial ownership of the shares held by Canon U.S.A., Inc. Canon U.S.A., Inc. and Mr. Liebman each disclaim beneficial ownership of the shares held directly or indirectly by Canon U.S.A., Inc., except to the extent of its pecuniary interest therein, if any. In addition, this amount consists of (a) 4,702 shares of common stock, (b) options to purchase 1,763 shares of common stock which Mr. Liebman has the right to acquire pursuant to outstanding stock options which are, or will be, immediately exercisable within 60 days of December 31, 2022, and (c) 1,550 restricted stock units vesting within 60 days of December 31, 2022.
(7)
Consists of (a) 3,019 shares of common stock and (b) 1,550 restricted stock units vesting within 60 days of December 21, 2022 for Mr. Bernard and Ms. Saunders.
(8)
Consists of 3,019 shares of common stock for Ms. Toft.
(9)
Consists of 732 shares of common stock for Ms. Adams.
(10)
Consists of (a) 156,846 shares of common stock, (b) 67,900 shares of common stock which our directors and executive officers as a group have the right to acquire pursuant to outstanding stock options which are, or will be, immediately exercisable within 60 days of December 31, 2022 and (c) 42,478 restricted stock units vesting within 60 days of December 31, 2022.

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

Transactions with Related Persons

Based on a review of the transactions and arrangements between us and any related person or related person’s affiliate, we describe below the transactions or arrangements since January 1, 2022 in which any related person or related person affiliate has a direct or indirect material interest and the amount involved exceeds $120,000.

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

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed for professional audit services and other services rendered to us by BDO USA, LLP (“BDO”), our independent registered public accounting firm, and its affiliates for the fiscal years ended December 31, 2022 and 2021.

	Fiscal 2022	Fiscal 2021
Audit Fees	$793,692	$730,265
Tax Fees	58,000	51,975
Total	$851,692	$782,240

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

All BDO services and fees in the fiscal years ended December 31, 2022 and 2021 were pre-approved by the audit committee.

Item 15. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

a. Documents filed as part of this Annual Report.

1.
The following financial statements of T2 Biosystems, Inc. and Report of Independent Registered Public Accounting Firm, are included in this report:

Report of BDO USA LLP, Independent Registered Public Accounting Firm (BDO USA, LLP; Boston, Massachusetts; PCAOB ID# 243)

Consolidated Balance Sheets as of December 31, 2022 and 2021

Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2022 and 2021

Consolidated Statements of Series A Redeemable Convertible Preferred Stock and Stockholders’ Deficit for the years ended December 31, 2022 and 2021

Consolidated Statements of Cash Flows for the years ended December 31, 2022 and 2021

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

3.2

Certificate of Amendment of Restated Certificate of Incorporation of the Company dated July 23, 2021 (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K (File No. 001-36571) filed on July 23, 2021)

3.3

Certificate of Amendment of Restated Certificate of Incorporation of the Company dated October 12, 2022 (incorporated by reference to Exhibit 3.1 of the Company's Form 8-K (File No. 001-36571) filed on October 12, 2022

3.4		Third Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.4 of the Company’s Form 10-Q (File No. 001-36571) filed on August 16, 2022)

4.1		Form of Common Stock Certificate of the Company (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A (File No. 333-197193) filed on July 28, 2014)

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

4.4	*	Description of Securities

4.5		Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 of the Company’s Form 10-Q (File No. 001-36571) filed on August 16, 2022)

4.6		Pre-Funded Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K (File No. 001-36571) filed on February 16, 2023)

4.7		Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K (File No. 001-36571) filed on February 16, 2023)

10.1	#

Amended and Restated 2006 Employee, Director and Consultant Stock Plan, as amended, and form of option agreements thereunder (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-197193 filed on July 2, 2014)

10.2	#	Non-Employee Director Compensation Program, effective as of March 21, 2022 (incorporated by reference to Exhibit 10.2 to the Company's Form 10-K (File No. 001-36571) filed on March 23, 2022)

10.3	#

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

10.28

Amendment No. 4 to Commercial Lease, dated as of August 31, 2018, by and between the Company and Columbus Day Realty, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (File No. 001-36571) filed on September 7, 2018)

10.29

Fifth Amendment to Lease, dated December 6, 2018, by and between the Company and King 101 Harwell LLC (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (File No. 001-36571) filed on December 12, 2018)

10.30	#

Employment Offer Letter, dated as of October 29, 2014, by and between the Company and Michael Gibbs (incorporated by reference to Exhibit 10.45 of the Company’s Form 10-K (File No. 001-36571) filed on March 14, 2019)

10.31

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

10.37	†

Amendment No. 5 to Term Loan Agreement dated as of September 10, 2019 by and between T2 Biosystems, Inc., CRG Servicing LLC and the lenders listed on the signature pages thereto (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q (File No. 001-36571) filed on November 18, 2019)

10.38	†

Contract, dated as of September 6, 2019, by and between the Company and Biomedical Advanced Research and Development Authority of the U.S. Department of Health and Human Services (incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q/A (File No. 001-36571) filed on November 18, 2019)

10.39	†

Supply Agreement, dated as of March 1, 2019, by and between the Company and GE Healthcare (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q (File No. 001-36571) filed on May 10, 2019)

10.40	#

Employment Agreement, dated as of January 8, 2020, by and between the Company and John Sperzel (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (File No. 001-36571) filed on January 9, 2020)

10.41	†

Amendment of Solicitation/Modification of Contract, dated as of September 30, 2020 by and between the Company and Biomedical Advanced Research and Development Authority of the U.S. Department of Health and Human Services (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q (File No. 001-36571) filed on November 5, 2020)

10.42

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

10.45	†

Amendment No. 6 to Term Loan Agreement, dated January 25, 2021, between T2 Biosystems, Inc. and CRG Servicing LLC (incorporated by reference to Exhibit 10.63 of the Company’s Form 10-K (File No. 001-36571) filed on March 31, 2021)

10.46

Amendment of Solicitation/Modification of Contract, dated as of April 30, 2021 by and between the Company and Biomedical Advanced Research and Development Authority of the U.S. Department of Health and Human Services (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q (File No. 001-36571) filed on May 13, 2021)

10.47		T2 Biosystems, Inc. 2014 Incentive Award Plan, as amended and restated (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (File No. 001-36571) filed on June 28, 2021)

10.48	†

Lease, dated September 3, 2021, by and between T2 Biosystems, Inc. and Farley White Concord Road, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q (File No. 001-36571) filed on November 4, 2021)

10.49

Amendment of Solicitation/Modification of Contract, dated as of September 30, 2021 by and between the Company and Biomedical Advanced Research and Development Authority of the U.S. Department of Health and Human Services (incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q (File No. 001-36571) filed on November 4, 2021)

10.50

Amendment of Solicitation/Modification of Contract, dated as of October 25, 2021 by and between the Company and Biomedical Advanced Research and Development Authority of the U.S. Department of Health and Human Services (incorporated by reference to Exhibit 10.3 of the Company’s Form 10-Q (File No. 001-36571) filed on November 4, 2021)

10.51	#*

T2 Biosystems, Inc. Inducement Award Plan (as amended and restated, effective February 16, 2023) and form of option agreement, restricted stock agreement, and restricted stock unit agreement thereunder

10.52	#*	Employment Offer Letter, dated as of November 2, 2021, by and between the Company and Brett Giffin

10.53	#*	Change of Control Severance Agreement, dated March 21, 2022 by and between the Company and John Sprague

10.54	#*	Change of Control Severance Agreement, dated March 21, 2022 by and between the Company and Michael Gibbs

10.55	#*	Change of Control Severance Agreement, dated March 21, 2022 by and between the Company and Brett Giffin

10.56	*	Amendment No. 7 to Term Loan Agreement, dated February 15, 2022, between T2 Biosystems, Inc. and CRG Servicing LLC

10.57	†

Amendment of Solicitation/Modification of Contract, dated as of March 31, 2022 by and between the Company and Biomedical Advanced Research and Development Authority of the U.S. Department of Health and Human Services (incorporated by reference to Exhibit 10.2 of the Company's Form 10-Q (File No. 001-36571) filed on May 12, 2022)

10.58	†

Amendment of Solicitation/Modification of Contract, dated as of April 22, 2022 by and between the Company and Biomedical Advanced Research and Development Authority of the U.S. Department of Health and Human Services (incorporated by reference to Exhibit 10.3 of the Company's Form 10-Q (File No. 001-36571) filed on May 12, 2022)

10.59		Securities Purchase Agreement, dated as of August 15, 2022 (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q (File No. 001-36571) filed on August 16, 2022)

10.60	†

Amendment of Solicitation/Modification of Contract, dated as of July 26, 2022 by and between the Company and Biomedical Advanced Research and Development Authority of the U.S. Department of Health and Human Services (incorporated by reference to Exhibit 10.2 of the Company's Form 10-Q (File No. 001-36571) filed on August 16, 2022)

10.61		Registration Rights Agreement, dated as of August 15, 2022 (incorporated by reference to Exhibit 10.3 of the Company's Form 10-Q (File No. 001-36571) filed on August 16, 2022)

10.62	†

Amendment of Solicitation/Modification of Contract, dated as of September 29, 2022 by and between the Company and Biomedical Advanced Research and Development Authority of the U.S. Department of Health and Human Services (incorporated by reference to Exhibit 10.4 of the Company's Form 10-Q (File No. 001-36571) filed on November 14, 2022)

10.63	†

Amendment No. 8 to Term Loan Agreement, dated November 10, 2022, between T2 Biosystems, Inc. and CRG Servicing LLC (incorporated by reference to Exhibit 10.5 of the Company's Form 10-Q (File No. 001-36571) filed on November 14, 2022)

10.64	*	Amendment No. 6 to Commercial Lease between Columbus Day Realty, Inc. and T2 Biosystems, Inc. dated September 26, 2022

10.65	†*

Amendment of Solicitation/Modification of Contract, dated as of March 20, 2023 by and between the Company and Biomedical Advanced Research and Development Authority of the U.S. Department of Health and Human Services

10.66	*	Waiver, dated January 23, 2023 to that certain Term Loan Agreement, dated as of December 30, 2016, by and among the Company, CRG Servicing LLC, as administrative agent and collateral agent

10.67	#*	Letter Agreement, dated March 30, 2023, by and between T2 Biosystems, Inc. and John Sprague

10.68	#*	Letter Agreement, dated March 30, 2023, by and between T2 Biosystems, Inc. and Michael Gibbs

10.69	#*	Letter Agreement, dated March 30, 2023, by and between T2 Biosystems, Inc. and Brett Giffin

21.1	*	Subsidiaries of the Registrant.

23.1	*	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm

31.1	*	Certification of principal executive officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	*	Certification of principal financial officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	**	Certification of the principal executive officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. section 1350.

32.2	**	Certification of the principal financial officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. section 1350.

101.INS	*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	*	Inline XBRL Taxonomy Extension Schema Document

101.CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Furnished herewith.

# Indicates management contract or compensatory plan.

† Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 406 under the Securities Act of 1933, or the Securities Act.

Item 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 2023.

T2 BIOSYSTEMS, INC.

By:	/S/ John SPERZEL
Name:	John Sperzel
Title:	President, Chief Executive Officer and Director
(principal executive officer)

March 31, 2023

By:	/s/ JOHN M. SPRAGUE
Name:	John M. Sprague
Title:	Chief Financial Officer
(principal financial officer and principal
accounting officer)

March 31, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/ S / JOHN SPERZEL	President, Chief Executive Officer and Director (principal executive officer)	March 31, 2023
John Sperzel

/ s / JOHN M. SPRAGUE	Chief Financial Officer (principal accounting officer)	March 31, 2023
John M. Sprague

/ S / LAURA ADAMS	Director	March 31, 2023
Laura Adams

/ S / THIERRY BERNARD	Director	March 31, 2023
Thierry Bernard

/ S / DR. NINFA M. SAUNDERS	Director	March 31, 2023
Dr. Ninfa M. Saunders

/ S / ROBIN TOFT	Director	March 31, 2023
Robin Toft

/ S / JOHN W. CUMMING	Director	March 31, 2023
John W. Cumming

/ S / DAVID B. ELSBREE	Director	March 31, 2023
David B. Elsbree

/ S / SEYMOUR LIEBMAN	Director	March 31, 2023
Seymour Liebman