Form 10-Q
period 2023-03-31
T2 Biosystems, Inc.
filed 2023-05-22
CIK 1492674

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 17, 2023, the registrant had 24,887,722 shares of common stock outstanding.

T2 BIOSYSTEMS, INC.

i

PART I.

FINANCIAL INFORMATION

Item 1. Financial Statements

T2 BIOSYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$10,117	$10,329
Accounts receivable	1,323	2,163
Inventories	4,936	4,285
Prepaid expenses and other current assets	2,549	2,582
Total current assets	18,925	19,359
Property and equipment, net	4,801	4,533
Operating lease right-of-use assets	8,420	8,741
Restricted cash	551	1,551
Other assets	35	143
Total assets	$32,732	$34,327
Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$3,131	$1,296
Accrued expenses and other current liabilities	5,162	7,269
Operating lease liability	1,415	1,352
Warrant liabilities	7,972	39
Deferred revenue	149	172
Total current liabilities	17,829	10,128
Notes payable	50,108	49,651
Operating lease liabilities, net of current portion	7,832	8,214
Deferred revenue, net of current portion	74	52
Derivative liability related to Term Loan	1,858	1,088
Accrued interest on term loan	4,917	4,849
Total liabilities	82,618	73,982
Commitments and contingencies (see Note 13)

Stockholders’ deficit
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 400,000,000 shares authorized; 20,368,463 and 7,716,519 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	21	8
Additional paid-in capital	502,277	494,556
Accumulated deficit	(552,184)	(534,219)
Total stockholders’ deficit	(49,886)	(39,655)
Total liabilities and stockholders’ deficit	$32,732	$34,327

See accompanying notes to condensed consolidated financial statements.

T2 BIOSYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Revenue:
Product revenue	$1,655	$3,844
Contribution revenue	423	3,390
Total revenue	2,078	7,234
Costs and expenses:
Cost of product revenue	3,995	6,205
Research and development	4,471	6,656
Selling, general and administrative	7,299	9,230
Total costs and expenses	15,765	22,091
Loss from operations	(13,687)	(14,857)
Other income (expense):
Interest income	2	3
Interest expense	(1,522)	(1,650)
Change in fair value of derivative related to Term Loan	(770)	—
Change in fair value of warrant liabilities	(1,304)	—
Other income	—	11
Other expense	(682)	—
Other losses	(2)	(2)
Total other expense	(4,278)	(1,638)
Net loss and comprehensive loss	$(17,965)	$(16,495)
Net loss per share — basic and diluted	$(1.32)	$(4.86)
Weighted-average number of common shares used in computing net loss per share — basic and diluted	13,633,352	3,397,103

See accompanying notes to condensed consolidated financial statements.

T2 BIOSYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(In thousands, except share data)

(Unaudited)

	Common		Additional		Accumulated Other	Total
	Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Deficit
Balance at December 31, 2021	3,328,017	$3	$459,314	$(472,216)	$(4)	$(12,903)
Stock-based compensation expense	—	—	2,552	—	—	2,552
Issuance of common stock from vesting of restricted stock	40,028	—	—	—	—	—
Surrender of shares due to tax withholding	(10,781)	—	(231)	—	—	(231)
Issuance of common stock from secondary offering, net	70,981	—	1,433	—	—	1,433
Unrealized loss on marketable securities	—	—	—	—	(7)	(7)
Net loss	—	—	—	(16,495)	—	(16,495)
Balance at March 31, 2022	3,428,245	3	$463,068	$(488,711)	$(11)	$(25,651)

	Common		Additional		Accumulated Other	Total
	Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Deficit
Balance at December 31, 2022	7,716,519	$8	$494,556	$(534,219)	$-	$(39,655)
Stock-based compensation expense	—	—	1,833	—	—	1,833
Issuance of common stock from vesting of restricted stock	67,526	—	—	—	—	—
Issuance of common stock from secondary offering, net	653,122	1	929	—	—	930
Issuance of common stock and Pre-Funded Warrant from public offering, net	9,018,519	9	4,022	—	—	4,031
Issuance of common stock upon Common Stock Warrant cashless exercises	1,172,037	1	937	—	—	938
Issuance of common stock upon Pre-Funded Warrant exercises	1,740,740	2	—	—	—	2
Net loss	—	—	—	(17,965)	—	(17,965)
Balance at March 31, 2023	20,368,463	$21	$502,277	$(552,184)	$-	$(49,886)

See accompanying notes to condensed consolidated financial statements.

T2 BIOSYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities
Net loss	$(17,965)	$(16,495)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	256	286
Non-cash lease expense	321	294
Stock-based compensation expense	1,833	2,552
Change in fair value of derivative related to Term Loan	770	—
Change in fair value of warrant liabilities	1,304	—
Issuance costs related to Common Stock Warrants	682	—
Loss on disposal of property and equipment	3	—
Non-cash interest expense	526	543
Changes in operating assets and liabilities:
Accounts receivable	840	773
Prepaid expenses and other assets	138	(1,476)
Inventories	(949)	(1,534)
Accounts payable	1,833	553
Accrued expenses and other liabilities	(2,211)	502
Deferred revenue	(1)	(161)
Operating lease liabilities	(320)	(278)
Net cash used in operating activities	(12,940)	(14,441)
Cash flows from investing activities
Purchases and manufacture of property and equipment	(120)	(29)
Net cash used in investing activities	(120)	(29)
Cash flows from financing activities
Payment of employee restricted stock tax withholdings	—	(230)
Proceeds from public offering, net of issuance costs	10,918	—
Proceeds from secondary offering, net of issuance costs	930	1,432
Net cash provided by financing activities	11,848	1,202
Net change in cash, cash equivalents and restricted cash	(1,212)	(13,268)
Cash, cash equivalents and restricted cash at beginning of period	11,880	23,796
Cash, cash equivalents and restricted cash at end of period	$10,668	$10,528
Supplemental disclosures of cash flow information
Cash paid for interest	$1,009	$1,106
Supplemental disclosures of noncash activities
Transfer of T2 owned instruments and components (from) to inventory	$(298)	$(271)
Cashless exercise of Common Stock Warrants	$(938)	$—
Purchases of property and equipment included in accounts payable and accrued expenses	$136	$134

	March 31, 2023	March 31, 2022
Reconciliation of cash, cash equivalents and restricted cash at end of period
Cash and cash equivalents	$10,117	$9,397
Restricted cash	551	1,131
Total cash, cash equivalents and restricted cash	$10,668	$10,528

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

Liquidity and Going Concern

At March 31, 2023, the Company had cash, cash equivalents, and restricted cash of $10.7 million, an accumulated deficit of $552.2 million, stockholders’ deficit of $49.9 million and has experienced cash outflows from operating activities since its inception. The future success of the Company is dependent on its ability to successfully commercialize its products, obtain regulatory clearance for and successfully launch its future product candidates, obtain additional capital and ultimately attain profitable operations. Historically, the Company has primarily funded its operations through public equity and private debt financings. In February 2023, we raised $12.0 million through a common stock and warrants sale (Note 7).

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

The Company believes that its cash, cash equivalents, and restricted cash of $10.7 million at March 31, 2023 will not be sufficient to fund its current operating plan through the second quarter of 2023. Certain elements of the Company's operating plan cannot be considered probable, and in order to support the business, the Company initiated a process to explore a range of strategic alernatives focused on maximizing values. Under ASC 205-40, the future receipt of potential funding from co-development partners and other resources cannot be considered probable at this time because none of the plans are entirely within the Company’s control.

As part of a strategic restructuring program, to preserve capital and be in a better position to explore all strategic alternatives while continuing to support customers and advance pipeline development, the Company initiated a reduction in force of nearly 30% of the workforce on May 19, 2023. Additionally, the Company is focused on pursuing alternative strategic options, including an acquisition, merger, reverse merger, other business combination, sale of assets or licensing. The Company is also exploring additional equity financing and converting our outstanding indebtedness into equity. Failure to secure any of these strategic options prior to the third quarter of 2023 will significantly impair the Company's ability to continue operating its business and the Company may be forced to cease operations, commence bankruptcy cases, or otherwise wind down business.

The Term Loan Agreement with CRG Servicing LLC (“CRG”), as administrative agent and collateral agent (the "Term Loan Agreement") (Note 6) has a minimum liquidity covenant which requires the Company to maintain a minimum cash balance of $5.0 million. In February 2022, CRG, the lenders party thereto and the Company amended the Term Loan Agreement, extending the interest only period and maturity to December 30, 2023. In November 2022, CRG amended the Term Loan Agreement, extending the interest only period and maturity to December 30, 2024. On May 15, 2023, the Company notified CRG that it was not in compliance with the minimum liquidity covenant as of May 12, 2023 and on May 19, 2023, the Company, the lenders party thereto and CRG entered into a waiver and consent with respect to the Term Loan Agreement, reducing the minimum liquidity covenant to $500,000 until December 31, 2023.

The Nasdaq Stock Market LLC (“Nasdaq”) has $1.00 minimum bid price and $35 million minimum market value rules. Since 2021, the Company has failed to comply with Nasdaq listing requirements but subsequently regained compliance for certain markets.

On November 22, 2022, the Company received notice from the Nasdaq indicating that the Company was in violation of the $35 million minimum market value rule. The Company has until May 22, 2023, to regain compliance which includes a closing market value of $35 million or more for a minimum of ten consecutive business days. If compliance in not achieved by May 22, 2023, the Company believes the Nasdaq will notify the Company that its securities are subject to delisting. In the event the Company receives such a delisting notice, the Company intends to apply to the Nasdaq Hearings Panel for an extension to the compliance period or appeal to a Nasdaq Hearings Panel.

On March 30, 2023, the Company received a letter from the Nasdaq indicating that, for the last thirty consecutive business days, the bid price for its common stock had closed below the minimum $1.00 per share requirement for continued listing on the Nasdaq Global Market under Nasdaq Listing Rule 5450(a)(1). Under Nasdaq rules, the Company has 180 calendar days (September 26, 2023) to regain compliance by increasing the stock price to over $1.00. Absent significant appreciation in the Company’s stock price, the Company plans to submit an appeal to receive a 180-day extension to regain compliance, and believes that the receipt of an extension is probable, given the current market dynamics and hundreds of companies in similar situations. To earn the extension, the Company will likely be required to provide a plan that could include certain commitments including a potential reverse stock split.

These conditions raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year after the date that the financial statements are issued. Management's plans to alleviate the conditions that raise substantial doubt include raising additional funding, earning payments pursuant to the Company’s contract with BARDA, delaying certain research projects and capital expenditures and eliminating certain future operating expenses in order to fund operations at reduced levels for the Company to continue as a going concern for a period of 12 months from the date these condensed consolidated financial statements are issued. Management has concluded the likelihood that its plan to successfully obtain sufficient funding from one or more of these sources or adequately reduce expenditures, while reasonably possible, is less than probable. Accordingly, the Company has concluded that substantial doubt exists about the Company’s ability to continue as a going concern for a period of at least 12 months from the date of issuance of these financial statements. Even if we are able to complete the actions described in this paragraph or otherwise generate incremental liquidity, we may be forced to sell material assets or seek additional capital or be required to commence proceedings under Chapter 11 of the U.S. Bankruptcy Code. See Part II, Item 1A—“Risk Factors” in this Quarterly Report on Form 10-Q.

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

On October 12, 2022, we effected a 50 for 1 reverse stock split. One share of common stock was issued for every 50 shares of issued and outstanding, fractional shares were settled in cash and adjustment made for 50 shares of rounding. All references to share and per share amounts (excluding authorized shares) in the condensed consolidated financial statements and accompanying notes have been retroactively restated to for the reverse split.

Unaudited Interim Financial Information

Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

The accompanying interim condensed consolidated balance sheet as of March 31, 2023, the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2023 and 2022, the condensed consolidated statements of stockholders’ deficit for the three months ended March 31, 2023 and 2022, the condensed consolidated statements of cash flows for the three months ended March 31, 2023 and 2022 and the related financial data and other information disclosed in these notes are unaudited. The unaudited interim financial statements have been prepared on the same basis as the audited annual financial statements, and, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of March 31, 2023, and the results of its operations for the three months ended March 31, 2023 and 2022 and its cash flows for the three months ended March 31, 2023 and 2022. The results for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023, any other interim periods, or any future year or period.

Reclassification

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

Going Concern

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

Geographic Information

The Company sells its products domestically and internationally. Total international sales were approximately $0.8 million or 36% of total revenue and $1.0 million or 13% of total revenue for the three months ended March 31, 2023 and 2022, respectively. International sales to Italy was $0.4 million or 19% of total revenue for the three months ended March 31, 2023. International sales to any customer in a single country did not exceed 10% of total revenue for the three months ended March 31, 2022.

The following table shows customers that represent greater than 10% of total revenue for the period presented:

	Three Months Ended March 31,
	2023	2022
Customer A	20%	47%
Customer B	19%	5%

Customer A is a U.S. government customer (BARDA). Customer B is an international distributor.

The following table shows customers that represent greater than 10% of the accounts receivable balance for the period presented:

	March 31, 2023	December 31, 2022
Customer A	—%	32%
Customer B	28%	—%

Customer A is a U.S. government customer (BARDA). Customer B is an international distributor.

As of March 31, 2023 and December 31, 2022, the Company had outstanding receivables of $1.4 million and $0.4 million, respectively, from customers located outside of the U.S.

Net Loss Per Share

The Company has issued certain securities that are participating securities; therefore, the Company must apply the two-class method to determine basic and diluted earnings per share. To the extent that a dividend or distribution is declared or paid during the period, the Company applies the two-class method to determine the allocation of the dividends or distributions between the common shareholders and the holders of the participating securities. The Company’s participating securities do not have an obligation to share in the losses of the Company. To the extent that the Company remains in a net loss position, the two-class method will not apply since the entire net loss would be allocated to the common shareholders.

Basic net loss per share is calculated by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period and potential common shares exercisable for little to no consideration, without consideration for other common stock equivalents.

Diluted net loss per share is calculated by adjusting the weighted-average number of shares outstanding and potential common shares exercisable for little to no consideration used to compute basic earnings per share for the dilutive effect of other common stock equivalents that were outstanding during the period, determined using either the if-converted method or the treasury-stock method.

Derivative Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives requiring bifurcation in accordance with ASC Topic 815, Derivatives and Hedging. Derivative instruments are measured at fair value at issuance and at each reporting date in accordance with ASC 820 with changes in fair value recognized in the period of change in the condensed consolidated statements of operations and comprehensive loss.

The Company determined that both the warrant issued in conjunction with the Series A redeemable convertible preferred stock in August of 2022 and the Common Stock Warrants issued in February 2023 are derivative instruments. The warrant liabilities are classified on the condensed consolidated balance sheets as current because settlement of the warrant liability could be required by the holder within 12 months of the balance sheet date. Changes in fair value are recognized in change in fair value of warrant liabilities in the period of change in the condensed consolidated statements of operations and comprehensive loss. See Notes 3 and 7.

The Company has identified a single compound derivative liability related to its Term Loan Agreement with CRG, that is classified as non-current on the condensed consolidated balance sheets to match the classification of the related Term Loan Agreement. Changes in fair value are recognized in change in fair value of derivative related to Term Loan in the period of change in the condensed consolidated statements of operations and comprehensive loss. See Note 6.

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

The Company leases office, laboratory and manufacturing space under noncancelable operating leases. The Company has standard indemnification arrangements under the leases that require it to indemnify the landlords against all costs, expenses, fines, suits, claims, demands, liabilities, and actions directly resulting from any breach, violation or nonperformance of any covenant or condition of the Company’s leases. See Note 13 for a discussion about the Billerica, Massachusetts lease.

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

As of March 31, 2023 and December 31, 2022, the Company had not experienced any material losses related to these indemnification obligations, and no material claims with respect thereto were outstanding. The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related reserves were established.

Leases

Lessee

Pursuant to ASC Topic 842, Leases (“ASC 842”), at the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present. Leases with a term greater than one year are recognized on the balance sheet as right-of-use assets, lease liabilities and long-term lease liabilities. The Company has elected not to recognize on the balance sheet leases with terms of one year or less. The exercise of lease renewal options is at the Company's discretion and the periods subject to renewal option are not included in the measurement of the Company’s right-of-use assets and lease liabilities as the renewal options are not reasonably certain of exercise. The Company will continue to evaluate the renewal options and when they are reasonably certain of exercise, the Company will include the renewal period in its lease term. Operating lease liabilities and their corresponding right-of-use assets are recorded based on the present value of lease payments over the expected remaining lease term. However, certain adjustments to the right-of-use asset may be required for items such as prepaid or accrued lease payments. The interest rate implicit in lease contracts is typically not readily determinable. As a result, the Company utilizes its incremental borrowing rates, which are the rates incurred to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment.

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

The Company made the policy election to not separate lease and associated non-lease components. Each lease component and the related non-lease components are accounted for together as a single component.

Lessor

The Company derives revenue from leasing its T2-owned instruments through reagent rental agreements (see the Revenue Recognition section below). Customers typically have the right to cancel every twelve months but subject to penalty. As a result of the penalty, the customers are deemed reasonably certain of not exercising their termination rights resulting in a lease term of generally three years. These lease agreements impose no requirement on the customer to purchase the instrument, and the instrument is not transferred to the customer at the end of the lease term. The short-term nature of the lease agreements does not result in lease payments accumulating to an amount that exceeds substantially all of the fair value of the instrument nor is the lease term for the majority of the remaining economic life of the instrument. Instrument leases are generally classified as operating leases as they do not meet any of the sales-type lease or direct financing lease criteria per ASC 842 and are recognized ratably over the duration of the lease. In accordance with these contracts, customers only make payments when consumables are ordered and delivered thus making these payments variable by nature. The Company estimates the expected volume of consumables to be purchased by each customer over the lease term to measure and recognize rental and consumables revenue.

Generally, lease arrangements include both lease and non-lease components. The lease component relates to the customer’s right-to-use the T2-owned instrument over the lease term. The non-lease components relate to (1) consumables and (2) maintenance services. Because the timing and pattern of transfer for the operating lease component, the T2-owned instrument, and maintenance components of a reagent rental agreement are recognized over the same time period and in the same pattern, the Company elected the practical expedient to aggregate non-lease components with the associated lease component and account for the combined component as an operating lease for all instrument leases. In the evaluation of whether the lease component (T2-owned instrument) or the non-lease component associated with the lease component (maintenance) is the predominant component, the Company determined that the lease component is predominant as we believe the customer would ascribe more value to the use of the T2-owned instrument than that of the maintenance services. The T2-owned instrument lease and maintenance service performance obligations are classified as a single category of instrument rental revenue within product revenue in the condensed consolidated statements of operations and comprehensive loss (see disaggregated revenue table below in Revenue Recognition section). The consumables non-lease component does not meet the requirements to elect the practical expedient and thus must apply ASC Topic 606, Revenue from Contracts with Customers, as described below in the Revenue Recognition section.

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

Revenue Recognition

The Company generates revenue from the sale of instruments, consumable diagnostic tests, related services, reagent rental agreements and government contributions. For arrangements in the scope of ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”), the Company determines revenue recognition through the following steps:

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

Contribution Revenue

The government contract with BARDA is considered a government grant and not considered a contract with a customer and thus not subject to ASC 606. Revenue under the government BARDA contract is earned under a cost-sharing arrangement in which the Company is reimbursed for direct costs incurred plus allowable indirect costs. The government contract revenue is recognized as the related reimbursable expenses are incurred. The cost reimbursement that is reported as revenue is presented gross of the related reimbursable expenses in the Company’s condensed consolidated statements of operations and comprehensive loss; the related reimbursable expenses are expensed as incurred as research and development expense. The Company accounts for these contracts as a government grant by analogy to International Accounting Standards 20 (“IAS 20”), Accounting for Government Grants and Disclosure of Government Assistance.

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

Disaggregation of Revenue

The Company disaggregates revenue from contracts with customers by type of products and services, as it best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. The following table disaggregates our revenue by major source (in thousands):

	Three Months Ended, March 31,
	2023	2022
Product revenue
Instruments	$322	$646
Consumables	1,177	2,950
Instrument rentals	55	18
Service	101	230
Total product revenue	1,655	3,844
Contribution revenue	423	3,390
Total revenue	$2,078	$7,234

Remaining Performance Obligations

Under ASC 606, the Company is required to disclose the aggregate amount of the transaction price that is allocated to unsatisfied or partially satisfied performance obligations as of March 31, 2023. However, the guidance provides certain practical expedients that limit this requirement, and therefore, the Company has elected to not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less. The nature of the excluded unsatisfied performance obligations pursuant to the practical expedient include consumable shipments, service contracts, warranties and installation services that will be performed within one year. The amount of the transaction price that is allocated to unsatisfied or partially satisfied performance obligations, that has not yet been recognized as revenue and that does not meet the elected practical expedient is $0.2 million as of March 31, 2023. The Company expects to recognize 53% of this amount as revenue within one year and the remainder within three years.

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

Contract Assets and Liabilities

At March 31, 2023 and December 31, 2022, the Company recorded $0.2 million and $0.1 million, respectively, of contract assets within other assets on the balance sheet. The contract assets represent revenue recognized for performance obligations in advance of invoicing at the contract level based on the transaction price allocated to the respective performance obligations.

The Company’s contract liabilities consist of upfront payments for research and development contracts and maintenance services on instrument sales. Contract liabilities are classified in deferred revenue as current or non-current based on the timing of when revenue is expected to be recognized. At March 31, 2023 and December 31, 2022, the Company had contract liabilities of $0.2 million and $0.2 million, respectively. Revenue recognized during the three months ended March 31, 2023 relating to contract liabilities at December 31, 2022 was $0.1 million and related to straight-line revenue recognition associated with maintenance agreements.

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

Accounting Standards Adopted

On September 29, 2022, the FASB issued ASU 2022-04, Liabilities-Supplier Finance Programs (Subtopic 405-50) Disclosure of Supplier Finance Program Obligations. This ASU requires that a buyer in a supplier finance program disclose additional information about the program to allow financial statement users to better understand the effect of the programs on an entity's working capital, liquidity, and cash flows. This update is effective for the Company for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, except for the amendment on roll forward information, which is effective for fiscal years beginning after December 15, 2023. Early adoption is permitted. The Company adopted ASU 2022-04 on January 1, 2023. The adoption did not have a material impact on the Company's financial statements.

3. Fair Value Measurements

The Company measures the following financial assets at fair value on a recurring basis. There were no transfers between levels of the fair value hierarchy during any of the periods presented. The following tables set forth the Company’s financial assets and liabilities carried at fair value categorized using the lowest level of input applicable to each financial instrument as of March 31, 2023 and December 31, 2022 (in thousands):

	Balance at March 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Warrant liabilities	$7,972	$—	$16	$7,956
Derivative liability related to Term Loan	1,858	—	—	1,858
	$9,830	$—	$16	$9,814

	Balance at December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities
Warrant liabilities	$39	$—	$39	$—
Derivative liability related to Term Loan	1,088	—	—	1,088
	$1,127	$—	$39	$1,088

The Company maintains money market accounts classified as restricted cash, which are Level 1 assets, for $0.6 million at March 31, 2023 and December 31, 2022 (Note 4).

The Company estimated the fair value of the warrant issued in conjunction with the Series A redeemable convertible preferred stock in August of 2022 (the "Series A Warrant") (Note 7) using the Black-Scholes Model, which uses multiple inputs including the Company’s stock price, the exercise price of the warrant, volatility of the Company’s stock price, the risk-free interest rate and the expected term of the warrant.

The estimated fair value of the Series A Warrant at March 31, 2023 was determined using the following assumptions:

Risk-free interest rate	3.61%
Expected dividend yield	0.00%
Expected volatility	120.00%
Expected term	4.88

The Company estimated the fair value of the Common Stock Warrant issued in February of 2023 (the “Common Stock Warrant”) (Note 7) using both the Black-Scholes Model and Monte Carlo simulation methods to model different potential settlement outcomes. These models use multiple inputs including the Company’s stock price, the exercise price of the warrant, volatility of the Company’s stock price, the risk-free interest rate and the expected term of the warrant. Such inputs may vary depending on the model applied and the underlying scenario assumptions. Key inputs included the warrant exercise price of $1.08 per share, a risk-free interest rate of 3.61%, expected volatility ranging from 117% to 119%, an expected dividend yield of 0.00%, a stock price of $0.54 (adjusted to reflect volume weighting) and an expected term ranging from zero years to 4.88 years, depending on the simulation.

The following table provides a roll-forward of the fair value of the Common Stock Warrants (in thousands):

Balance at December 31, 2022	$—
Issuance of Common Stock Warrant	7,568
Settlement due to cashless exercise	(938)
Change in fair value	1,326
Balance at March 31, 2023	$7,956

The Company has a single compound derivative instrument related to its Term Loan Agreement (Note 6) that requires the Company to pay additional interest of 4% per annum upon an event of default or if any obligation other than the unpaid principal amount of the Term Loan is not paid when due. Fair value is determined quarterly. The fair value at March 31, 2023 and December 31, 2022 is $1.9 million and $1.1 million, respectively, and is classified as a non-current liability on the balance sheet at March 31, 2023 and December 31, 2022 to match the classification of the related Term Loan Agreement (Note 6).

The estimated fair value of the derivative at March 31, 2023 was determined using a probability-weighted discounted cash flow model that includes contingent interest payments under the following scenarios:

Probability
4% contingent interest beginning in Q3 2023	60%

The following table provides a roll-forward of the fair value of the derivative liability related to the Term Loan (in thousands):

Balance at December 31, 2022	$1,088
Change in fair value of derivative related to Term Loan	770
Balance at March 31, 2023	$1,858

The Company is required to disclose the fair value and the level within the fair value hierarchy for financial instruments that are not measured at fair value on a recurring basis. For certain financial instruments, including accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses, the carrying amounts approximate their fair values as of March 31, 2023 and December 31, 2022 because of their short-term nature. Cash and cash equivalents were classified as Level 1 and all other financial instruments were classified as Level 2 within the fair value hierarchy. The Company used Level 3 inputs to measure the fair value of its Term Loan Agreement. Based on these measurements, the Company concluded that the carrying value of the Term Loan Agreement approximates its fair value at March 31, 2023.

4. Restricted Cash

The Company is required to maintain security deposits for its office lease agreements. At December 31, 2022, the Company had lease security deposits, invested in money market accounts, aggregating $1.6 million. In January 2023 one of these deposits of $1.0 million was claimed by a landlord as compensation for a lease dispute (see Note 13). The remaining collateral deposits aggregating $0.6 million at March 31, 2023 were held at Silicon Valley Bank, which was taken over by the FDIC in March 2023. The Company’s full exposure was ultimately covered by the FDIC and no loss was incurred.

5. Supplemental Balance Sheet Information

Inventories

Inventories are stated at the lower of cost or net realizable value on a first-in, first-out basis and are comprised of the following (in thousands):

	March 31, 2023	December 31, 2022
Raw materials	$2,571	$2,004
Work-in-process	1,674	1,176
Finished goods	691	1,105
Total inventories, net	$4,936	$4,285

Property and Equipment

Property and equipment consist of the following (in thousands):

	March 31, 2023	December 31, 2022
Office and computer equipment	$757	$757
Software	783	783
Laboratory equipment	5,594	5,570
Furniture	210	197
Manufacturing equipment	1,454	1,454
Manufacturing tooling and molds	494	494
T2-owned instruments and components	4,285	4,052
Leased T2-owned instruments	1,011	1,014
Leasehold improvements	3,785	3,784
Construction in progress	869	685
	19,242	18,790
Less accumulated depreciation and amortization	(14,441)	(14,257)
Property and equipment, net	$4,801	$4,533

Construction in progress is primarily comprised of equipment that has not been placed in service. T2-owned instruments and components is comprised of raw materials and work-in-process inventory that are expected to be used or used to produce T2-owned instrument and completed instruments that will be used for internal research and development, clinical studies and reagent rental agreement with customers. At March 31, 2023 and December 31, 2022, there were $1.0 million and $0.8 million of T2-owned instrument raw materials and work-in-process, respectively. Depreciation expense, a component of cost of product revenue, from instruments under the T2-owned reagent rental pool was immaterial for the three months ended March 31, 2023 and 2022. Total depreciation expense for T2-owned instruments used for internal research and development and clinical studies is recorded as a component of research and development expense. Depreciation and amortization expense of $0.3 million was charged to operations for the three months ended March 31, 2023 and 2022.

.

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	March 31, 2023	December 31, 2022
Accrued payroll and compensation	$2,270	$2,930
Accrued clinical trial and development expenses	826	1,097
Accrued professional services	604	1,626
Accrued interest	996	1,009
Other accrued expenses	466	607
Total accrued expenses and other current liabilities	$5,162	$7,269

Accrued professional services at December 31, 2022 includes a $1.0 million estimated liability related to the Billerica, Massachusetts lease (Note 13).

6. Notes Payable

Future principal payments on the notes payable are as follows (in thousands):

	March 31, 2023	December 31, 2022
Term Loan Agreement including PIK interest, before unamortized discount and issuance costs	$53,453	$53,453
Less: unaccrued paid-in-kind interest	(3,211)	(3,647)
Less: unamortized discount and deferred issuance costs	(134)	(155)
Total notes payable	$50,108	$49,651

The Term Loan Agreement with CRG is classified as non-current at March 31, 2023 and at December 31, 2022, as the Company amended the agreement in November 2022, extended the interest only period and maturity to December 30, 2024. The warrants to purchase a total of 21,944 shares of the Company's common stock remain outstanding at March 31, 2023.

The Term Loan Agreement includes a subjective acceleration clause whereby an event of default, including a material adverse change in the business, operations, or conditions (financial or otherwise), could result in the acceleration of the obligations under the Term Loan Agreement. Also, at CRG's discretion, a default interest rate of an additional 4.0% per annum may apply during the occurrence and continuance of an event of default.

In January 2023, CRG waived certain specified events of default associated with the Company's issuance of shares of Series A convertible preferred stock in August 2022 and the subsequent redemption. There were no other covenant violations during the three-month period ended March 31, 2023.

Term Loan Agreement

In December 2016, the Company entered into a Term Loan Agreement with CRG and borrowed $40.0 million. The Agreement initially had a six-year term, and provided for quarterly interest-only payments through December 30, 2020 and quarterly principal and interest payments thereafter through maturity. The Company issued warrants to CRG to purchase a total of 10,579 shares of the Company’s common stock, exercisable any time prior to December 30, 2026 at a price of $77.50 per share. The Agreement has been subsequently amended as described below.

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

In connection with a 2019 amendment of the Term Loan Agreement, the Company issued to CRG warrants to purchase 11,365 shares of the Company’s common stock (“New Warrants”) exercisable any time prior to September 9, 2029 at an exercise price of $77.50 per share.

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

In November 2022, CRG amended the Term Loan Agreement, extending the interest only period and principal maturity to December 30, 2024. No consideration was given in exchange for the amendment. There were no costs paid to the lender or third parties in association with the amendment. Because a concession was granted, the agreement was accounted for as a troubled debt restructuring under ASC 470-60. The future undiscounted cash outflows required under the amended agreement exceed the carrying value of the debt immediately prior to the amendment and the amendment did not result in a gain on restructuring. On May 19, 2023, the Company, the lenders party thereto and CRG entered into a waiver and consent with respect to the Term Loan Agreement, reducing the minimum liquidity covenant to $500,000 until December 31, 2023.

7. Warrants

Series A Warrant

On August 15, 2022, the Company issued an aggregate of 3,000 shares of Series A Redeemable Convertible Preferred Stock with a par value of $0.001 per share and the Series A Warrant to purchase up to an aggregate of 42,857 shares of common stock of the Company at an exercise price of $7.50 per share (such number of shares and exercise price are adjusted for the reverse stock split described in Note 2) for an aggregate subscription amount equal to $0.3 million, before deducting estimated offering expenses payable by the Company. In the fourth quarter of 2022, the Series A Redeemable Convertible Preferred Stock was redeemed. The Series A Warrant became exercisable on February 15, 2023 and expires on February 15, 2028. The Series A Warrant contains certain anti-dilution provisions to protect the holder.

On February 17, 2023, the Company issued and sold shares of common stock, pre-funded warrants to purchase common stock and warrants to purchase common stock to an underwriter pursuant to an underwriting agreement (see discussion below). The terms of that offering triggered an adjustment to the exercise price of the Series A Warrant to $0.54 effective as of February 17, 2023.

The Company is required to measure the Series A Warrant at fair value at inception and in subsequent reporting periods with changes in fair value recognized in change in fair value of warrant liabilities in the period of change in the condensed consolidated statements of operations and comprehensive loss. The fair value of the liability related to the Series A Warrant at inception was $0.4 million. The Series A Warrant was not exercised as of March 31, 2023 and remains outstanding. The change in fair value during the three-month period ended March 31, 2023 was a gain of less than $0.1 million.

Pre-Funded Warrants and Common Stock Warrants

On February 17, 2023, the Company sold 9,018,519 shares of $0.001 par value common stock, 2,092,592 Pre-Funded Warrants and 22,222,222 Common Stock Warrants through an offering underwritten by Craig-Hallum Capital Group LLC. Each of the shares and Pre-Funded Warrants were sold in combination with an accompanying Common Stock Warrant to purchase two shares of the Company's common stock. The combined purchase price for each share and accompanying Common Stock Warrant is $1.08, and for each Pre-Funded Warrant and accompanying Common Stock Warrant is $1.079, which was equal to the combined purchase price for each share and accompanying Common Stock Warrant sold in the offering, minus the Pre-Funded Warrant’s exercise price per share of $0.001.

The total proceeds of $12.0 million from the February 17, 2023 offering were allocated between the common stock, Pre-Funded Warrants and Common Stock Warrants. Because the Common Stock Warrants are liability-classified, an amount of proceeds equal to the fair value of the liability were first allocated to the Common Stock Warrants. The remaining proceeds were allocated on a relative fair value basis to the common stock and the Pre-Funded Warrants and recognized in additional paid-in capital. Total issuance costs related to the offering of $1.1 million were allocated in a similar manner as the total proceeds. As a result, approximately $0.7 million of issuance costs were expensed at the issuance date and recognized as other expenses in the condensed consolidated statements of operations and comprehensive loss. The remaining issuance costs were recognized within additional paid-in-capital as a reduction to the proceeds received for the common stock and Pre-Funded Warrants.

The Pre-Funded Warrants have (i) an exercise price per share of Common Stock equal to $0.001 or (ii) a cashless exercise option, with the number of shares received determined according to the formula set forth in the Pre-Funded Warrant. The Pre-Funded Warrants are exercisable upon issuance and do not expire. The exercise price and the number of shares of common stock issuable upon exercise of the Pre-Funded Warrants is subject to adjustment in the event of certain stock dividends and distributions, splits, combinations, reclassifications or similar events affecting the common stock. Holders of Pre-Funded Warrants will participate in any distributions to common stockholders as if the holders had exercised the Pre-Funded Warrants.

The Company determined that the Pre-Funded Warrants are indexed to the Company’s own stock and meet the requirements for equity classification. Proceeds allocated to such warrants totaled $0.8 million. During the first quarter of 2023, 1,740,740 Pre-Funded Warrants were exercised for an equivalent number of shares of common stock and 351,852 Pre-Funded Warrants remain outstanding at March 31, 2023.

The Common Stock Warrants have (i) an exercise price per share of common stock equal to $1.08 per share, (ii) a cashless exercise option if, at the time of exercise, there is no effective registration statement registering or the prospectus is not available for the issuance of the warrant shares to the holder, with the number of shares received determined according to the formula set forth in the Common Stock Warrant or (iii) an alternate cashless exercise option, which became exercisable on March 15, 2023, equal to the product of (x) the aggregate number of shares of common stock that would be issuable upon a cash exercise and (y) 0.5. The Common Stock Warrants are exercisable upon issuance and expire on February 17, 2028. The exercise price and the number of shares of common stock issuable upon exercise of the Common Stock Warrants is subject to adjustment in the event of certain stock dividends and distributions, splits, combinations, reclassifications or similar events affecting the common stock. Holders of the Common Stock Warrants will participate in any distributions to common stockholders as if the holders had exercised the Common Stock Warrants. The Common Stock Warrants are redeemable upon the occurrence of a Fundamental Transaction (as defined in the Common Stock Purchase Warrant Agreement).

The Company determined that the Common Stock Warrants are not indexed to the Company’s own stock and therefore are precluded from equity classification. In addition, the Common Stock Warrant liability meets the definition of a derivative instrument. The Common Stock Warrants will be measured at fair value at inception and in subsequent reporting periods with changes in fair value recognized in income as change in fair value of warrant liabilities in the period of change in the condensed consolidated statements of operations and comprehensive loss. The fair value of the Common Stock Warrant liability at inception was $7.6 million. During the first quarter of 2023, 2,344,074 Common Stock Warrants were exercised pursuant to the cashless exercise option resulting in the issuance of 1,172,037 shares of Common Stock. At March 31, 2023, 19,878,148 Common Stock Warrants remain outstanding. The change in fair value after issuance during the three-month period ended March 31, 2023 was a loss of $1.3 million.

The Company has also issued certain warrants in conjunction with its Term Loan Agreement. (see Note 6).

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

Equity Distribution Agreement

The Company entered into a Sales Agreement with Canaccord Genuity (the “Sales Agreement”), through which the Company may sell up to $75.0 million of gross proceeds of common stock. Canaccord, as agent, sells shares at the Company’s request through “at the market” offerings, subject to shelf limitations, in negotiated transactions at market prices prevailing at the time of sale or at prices related to such prevailing market prices, or by any other method permitted by law, including negotiated transactions. Canaccord receives a fee of 3% of gross proceeds of common stock sold under the Sales Agreement for its services. Legal and accounting fees from sales under the Sales Agreement are charged to share capital. Under the Sales Agreement, the Company sold 653,122 shares of common stock during the three months ended March 31, 2023 for net proceeds of $0.9 million, and 70,987 shares of common stock during the three months ended March 31, 2022 for net proceeds of $1.4 million.

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

The number of shares reserved for future issuance under the 2014 Plan is the sum of (1) 16,470 shares, (2) any shares that were granted under the 2006 Plan which are forfeited, lapse unexercised or are settled in cash subsequent to the effective date of the 2014 Plan and (3) an annual increase on the first day of each calendar year beginning January 1, 2015 and ending on January 1, 2026, equal to the lesser of (A) 4% of the shares outstanding (on an as-converted basis) on the final day of the immediately preceding calendar year and (B) such smaller number of shares determined by the Company’s board of directors; provided, however, no more than 700,000 shares may be issued upon the exercise of incentive stock options. As of March 31, 2023, there were 93,387 shares available for future grant under the 2014 Plan.

Inducement Award Plan

The Company’s Amended and Restated Inducement Award Plan (“Inducement Plan”), which was adopted in March 2018 without stockholder approval pursuant to Rule 5635(c)(4) of The Nasdaq Stock Market LLC listing rules (“Rule 5635(c)(4)”) and most recently amended and restated in December 2021, provides for the grant of equity awards to new employees, including options, restricted stock awards, restricted stock units, performance awards, dividend equivalent awards, stock payment awards and stock appreciation rights. In accordance with Rule 5635(c)(4), awards under the Inducement Plan may only be made to a newly hired employee who has not previously been a member of the Company's Board of Directors, or an employee who is being rehired following a bona fide period of non-employment by us as a material inducement to the employee’s entering into employment with us. The aggregate number of shares of common stock which may be issued or transferred pursuant to awards under the Inducement Plan is 192,500 shares. Any awards that forfeit, expire, lapse, or are settled for cash without the delivery of shares to the holder are available for the grant of an award under the Inducement Plan. Any shares repurchased by or surrendered to the Company that are returned shall be available for the grant of an award under the Inducement Plan. The payment of dividend equivalents in cash in conjunction with any outstanding award shall not be counted against the shares available for issuance under the Inducement Plan. As of March 31, 2023, there were 52,689 shares available for future grant under the Inducement Plan.

Stock Options

The aggregate fair value of stock options granted during the three months ended March 31, 2023 was immaterial. During the three months ended March 31, 2022, the Company granted stock options with an aggregate fair value of $0.2 million, respectively, which are being amortized into compensation expense over the vesting period of the options as the services are being provided.

The following is a summary of option activity under the Stock Incentive Plans and Inducement Plan (in thousands, except share and per share amounts):

	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value
Outstanding at December 31, 2022	179,641	$145.09	5.93	$—
Granted	6,220	1.59
Exercised	—	—	—	—
Forfeited	(3,981)	21.95
Cancelled	(14,434)	149.80
Outstanding at March 31, 2023	167,446	$142.28	6.19	$—
Exercisable at March 31, 2023	126,982	$175.16	5.56	$—
Vested or expected to vest at March 31, 2023	161,179	$146.59	6.09	$—

There were no options exercised in the three months ended March 31, 2023 and March 31, 2022. The weighted-average grant date fair values of stock options granted in the three month periods ended March 31, 2023 and 2022 were $1.34 per share and $16.57 per share, respectively, and were calculated using the following estimated assumptions:

	Three Months Ended
	March 31,
	2023	2022
Weighted-average risk-free interest rate	3.65%	1.67%
Expected dividend yield	—%	—%
Expected volatility	111%	105%
Expected terms	6.0 years	6.0 years

The total fair values of options that vested during the three months ended March 31, 2023 and 2022 were $0.3 million and $0.6 million, respectively.

As of March 31, 2023, there was $1.2 million of total unrecognized compensation cost related to non-vested stock options granted under the Stock Incentive Plans and Inducement Plan. Total unrecognized compensation cost will be adjusted for future changes in the estimated forfeiture rate. The Company expects to recognize that cost over a remaining weighted-average period of 1.6 years as of March 31, 2023.

Restricted Stock Units

During the three months ended March 31, 2023, the Company awarded restricted stock units to certain employees and directors at no cost to them. The restricted stock units, excluding any restricted stock units with market conditions, vest through the passage of time, assuming continued service. Restricted stock units are not included in issued and outstanding common stock until the underlying shares are vested and released. The fair value of the restricted stock units, at the time of the grant, is expensed on a straight line basis. The granted restricted stock units had an aggregate fair value of $0.2 million, which are being amortized into compensation expense over the vesting period of the restricted stock units as the services are being provided.

The following is a summary of restricted stock unit activity under the 2014 Plan and Inducement Plan:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Nonvested at December 31, 2022	201,998	$44.47
Granted	339,950	0.67
Vested	(67,526)	55.27
Forfeited	(4,470)	38.99
Nonvested at March 31, 2023	469,952	$11.28

As of March 31, 2023, there was $4.9 million of total unrecognized compensation cost related to nonvested restricted stock units granted. Total unrecognized compensation cost will be adjusted for future changes in the estimated forfeiture rate. The Company expects to recognize that cost over a remaining weighted-average period of 1.3 years, as of March 31, 2023.

Employee Stock Purchase Plan

Under the 2014 Employee Stock Purchase Plan (the “2014 ESPP”) participants may purchase the Company’s common stock during semi-annual offering periods at 85% of the lower of (i) the market value per share of common stock on the first day of the offering period or (ii) the market value per share of the common stock on the purchase date. Each participant can purchase up to a maximum of $25,000 per calendar year in fair market value as calculated in accordance with applicable tax rules. The first offering period began on August 7, 2014. Stock-based compensation expense from the 2014 ESPP was immaterial for the three months ended March 31, 2023 and was $0.1 million for the three months ended March 31, 2022.

The 2014 ESPP, which was amended and restated effective August 6, 2020, provides for the issuance of up to 90,478 shares of the Company’s common stock to eligible employees. At March 31, 2023, there were 22,849 shares available for issuance under the 2014 ESPP.

Stock-Based Compensation Expense

The following table summarizes the stock-based compensation expense resulting from awards granted under Stock Incentive Plans, the Inducement Plan and the 2014 ESPP, that was recorded in the Company’s results of operations for the periods presented (in thousands):

	Three Months Ended March 31,
	2023	2022
Cost of product revenue	$54	$129
Research and development	280	422
Selling, general and administrative	1,462	1,994
Total stock-based compensation expense	$1,796	$2,545

For the three months ended March 31, 2023 and 2022, stock-based compensation expenses capitalized as part of inventory or T2Dx instruments and components were immaterial.

10. Net Loss Per Share

The Company applies the two-class method for computing earnings per share because its Series A Warrants, Pre-Funded Warrants and Common Stock Warrants are participating securities. Under the two-class method, net income for the period is allocated between common stockholders and holders of the participating securities according to dividends declared, if any, and participation rights in undistributed earnings. Because the Company incurred a net loss for the three months ended March 31, 2023, and the holders of the participating securities do not have the contractual obligation to share in the losses of the Company, none of the net loss attributable to common stockholders was allocated to the participating securities when computing earnings per share. The Company did not have any participating securities outstanding for the three-month period ended March 31, 2022.

The Pre-Funded Warrants allow the holders to acquire a specified number of common shares at a nominal exercise price of $0.001 per share and are classified as equity. Since the shares underlying the Pre-Funded Warrants are exercisable for little or no consideration, the underlying shares are considered outstanding at the issuance of the Pre-Funded Warrants for purposes of calculating the weighted-average number of shares of common stock outstanding in basic and diluted earnings per share.

The following shares were excluded from the calculation of diluted net loss per share applicable to common stockholders, prior to the application of the treasury stock or if-converted methods, because their effect would have been anti-dilutive for the periods presented:

	Three Months Ended March 31,
	2023	2022
Options to purchase common shares	167,446	198,393
Restricted stock units	469,952	257,867
Term Loan Warrants	21,944	21,944
Series A Warrant	42,857	—
Common Stock warrants	19,878,148	—
Total	20,580,347	478,204

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

The Company recorded contribution revenue of $0.4 million and $3.4 million for the three months ended March 31, 2023 and 2022, respectively, under the BARDA contract.

The Company had no outstanding accounts receivable at March 31, 2023 and unbilled accounts receivable of $0.7 million at December 31, 2022, respectively, under the BARDA contract.

12. Leases

Operating Leases

The Company leases certain office space, laboratory space and manufacturing space. At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present. The Company does not recognize right-of-use assets or lease liabilities for leases determined to have a term of twelve months or less. The Company has elected to account for the lease and associated non-lease components as a combined lease component.

In August 2010, the Company entered into an operating lease for office and laboratory space at its headquarters in Lexington, Massachusetts. The lease commenced in January 2011, with the Company providing a security deposit of $400,000. In accordance with the operating lease agreement, the Company reduced its security deposit to $160,000 in January 2018, which is recorded as restricted cash in the condensed consolidated balance sheets. In March 2017, the Company entered into an amendment to extend the term to December 2021. In October 2020, the Company entered into an amendment to extend the term to December 31, 2028. In accordance with the October 2020 amendment, the Company increased its security deposit to $420,438, which is classified as restricted cash at March 31, 2023 and December 31, 2022.

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

In November 2014, the Company entered into a lease for additional laboratory space in Lexington, Massachusetts. The lease term commenced in April 2015 and extended for six years. The rent expense, inclusive of the escalating rent payments, is recognized on a straight-line basis over the lease term. As an incentive to enter into the lease, the landlord paid approximately $1.4 million of the $2.2 million space build-out costs. The unamortized balance of the lease incentive as of January 1, 2019 was reclassified as a reduction to the initial recognition of the right-of-use asset related to this lease. In connection with this lease agreement, the Company paid a security deposit of $281,000, which was recorded as a component of both prepaid expenses and other current assets and other assets in the condensed consolidated balance sheets at December 31, 2019. In October 2020, the Company entered into an amendment to extend the term of the lease to October 31, 2025. In accordance with this amendment, the Company paid a replacement security deposit of $130,977, which is classified as restricted cash at March 31, 2023 and December 31, 2022 and received the initial $281,000 security deposit in return.

In September 2021, the Company entered into a lease for office, research, laboratory and manufacturing space in Billerica, Massachusetts. The lease has a term of 126 months from the commencement date. The Company opened a money market account for $1.0 million, which represents collateral as a security deposit for this lease and is classified as restricted cash at December 31, 2022 and 2021. Occupancy of the building had been delayed due to disagreement between the Company and the landlord as to the parties’ obligations under the lease agreement. Included within accrued expenses and other current liabilities on the balance sheet at December 31, 2022 is a $1.0 million estimated liability pertaining to this lease. Subsequent to December 31, 2022, the Company was notified that the landlord terminated the lease because of the Company’s alleged failure to perform its obligations under the Lease in a timely manner and the Company’s alleged breach of the covenant of good faith and fair dealing and exercised its right to draw upon the $1.0 million security deposit. In addition, the landlord is seeking damages for unpaid rent, brokerage fees, transaction costs, attorney’s fees and court costs. The Company filed a response to the landlord’s complaint and a counterclaim alleging that the landlord breached its obligations under the contract and unlawfully drew on the security deposit, in addition to breaching its covenants of good faith and fair dealing, making fraudulent misrepresentations, and engaging in deceptive and unfair trade practices. The matter is in dispute (Note 13).

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

13. Commitments and Contingencies

Contingencies

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

License Agreement

In 2006, the Company entered into a license agreement with a third party, pursuant to which the third party granted the Company an exclusive, worldwide, sublicensable license under certain patent rights to make, use, import and commercialize products and processes for diagnostic, industrial and research and development purposes. The Company agreed to pay an annual license fee ranging from $5,000 to $25,000 for the royalty‑bearing license to certain patents. The Company also issued a total of 1,693 shares of common stock pursuant to the agreement in 2006 and 2007, which were recorded at fair value at the date of issuance. The Company is required to pay royalties on net sales of products and processes that are covered by patent rights licensed under the agreement at a percentage ranging between 0.5% - 3.5%, subject to reductions and offsets in certain circumstances, as well as a royalty on net sales of products that the Company sublicenses at 10% of specified gross revenue. Royalties that became due under this agreement for the three months ended March 31, 2023 and 2022 were immaterial.

Letter Agreements

On March 30, 2023, the Company entered into letter agreements with Mr. Sprague, Mr. Giffin, and Mr. Gibbs that provide for the payment of a retention bonus in the total aggregate amount of $80,000, to be paid in two installments of $40,000. The first installment, in the amount of $40,000, shall be paid within five business days following June 30, 2023, and the second installment, in the amount of $40,000, shall be paid within five business days following November 15, 2023. Each such installment payment is subject to the respective executive's continued employment through such payment date.

14. Subsequent Events

Waiver and Consent to Term Loan Agreement with CRG

On May 19, 2023, the Term Loan Agreement with CRG was amended to reduce the minimum cash covenant to $500,000.

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

These forward-looking statements represent our estimates and assumptions only as of the date of this Quarterly Report on Form 10-Q. Unless required by U.S. federal securities laws, we do not intend to update any of these forward-looking statements to reflect circumstances or events that occur after the statement is made or to conform these statements to actual results. The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q, and Part I, Item 1A and Part II, Item 7A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, as updated by Part II, Item 1A—“Risk Factors” in this Quarterly Report on Form 10-Q.

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2022.

Business Overview

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

We have never been profitable and have incurred net losses in each year since inception. Our accumulated deficit at March 31, 2023 was $552.2 million and we have experienced cash outflows from operating activities over the past years. Substantially all of our net losses resulted from costs incurred in connection with our research and development programs and from selling, general and administrative costs associated with our operations. We have incurred significant commercialization expenses related to product sales, marketing, manufacturing and distribution of our FDA-cleared products, the T2Dx Instrument, T2Candida Panel and T2Bacteria Panel. In addition, we will continue to incur significant costs and expenses as we continue to develop other product candidates, improve existing products and maintain, expand and protect our intellectual property portfolio. We may seek to fund our operations through public equity or private equity or debt financings, as well as other sources. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements if and when needed would have a negative impact on our business, results of operations and financial condition and our ability to develop, commercialize and drive adoption of the T2Dx Instrument, T2Candida, T2Bacteria, T2Resistance, T2SARS-CoV-2 and future products.

We are subject to a number of risks similar to other early commercial stage life science companies, including, but not limited to commercially launching our products, development and market acceptance of our product candidates, development by our competitors of new technological innovations, protection of proprietary technology, and raising additional capital.

The COVID-19 pandemic has impacted and may continue to impact the Company's operations as the pandemic shifts to an endemic health threat. Customers have significantly reduced their purchases of the Company's COVID-19 tests and we have forecasted no COVID-19 test sales in 2023.

We believe that our cash, cash equivalents, and restricted cash of $10.7 million at March 31, 2023 will not be sufficient to fund our current operating plan through the second quarter of 2023. Certain elements of our operating plan cannot be considered probable, and in order to support our business we initiated a process to explore a range of strategic alternatives focused on maximizing value.

As part of our strategic restructuring program, to preserve capital and be in a better position to explore all strategic alternatives while continuing to support our customers and advance pipeline development, we initiated a reduction in force of nearly 30% of the Company’s workforce on May 19, 2023. Additionally, we are focused on pursuing alternative strategic options, including an acquisition, merger, reverse merger, other business combination, sale of assets or licensing. We are also exploring additional equity financing and converting our outstanding indebtedness into equity. Failure to secure any of these strategic options prior to the third quarter of 2023 will significantly impair our ability to continue operating our business and we may be forced to cease operations, commence bankruptcy cases, or otherwise wind down our business.

The Term Loan Agreement with CRG Servicing LLC (“CRG”), as administrative agent and collateral agent (Note 6) has a minimum liquidity covenant which requires us to maintain a minimum cash balance of $5.0 million. In February 2022, CRG, the lenders party thereto and we amended the Term Loan Agreement, extending the interest only period and maturity to December 30, 2023. In November 2022, CRG amended the Term Loan Agreement, extending the interest only period and maturity to December 30, 2024. On May 15, 2023, we notified CRG that we were not in compliance with the minimum liquidity covenant as of May 12, 2023 and on May 19, 2023, we, the lenders party thereto and CRG entered into a waiver and consent with respect to the Term Loan Agreement, reducing the minimum liquidity covenant to $500,000 until December 31, 2023.

The Nasdaq has $1.00 minimum bid price and $35 million minimum market value rules. Since 2021 we have violated, appealed to Nasdaq and cured its violation of these rules several times.

On November 22, 2022, we received notice from the Nasdaq indicating that we were in violation of the $35 million minimum market value rule. We have until May 22, 2023, to regain compliance which includes a closing market value of $35 million or more for a minimum of ten consecutive business days. If compliance in not achieved by May 22, 2023, we believe the Nasdaq will notify us that our securities are subject to delisting. In the event we receive such a delisting notice, we intend to apply for an extension to the compliance period or appeal to a Nasdaq Hearings Panel.

On March 30, 2023, we received a letter from the Nasdaq indicating that, for the last thirty consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued listing on the Nasdaq Global Market under Nasdaq Listing Rule 5450(a)(1). Under Nasdaq rules, we have 180 calendar days (September 26, 2023) to regain compliance by increasing the stock price to over $1.00. Absent significant appreciation in our stock price, we plan to submit an appeal to receive a 180-day extension to regain compliance, and we believe that the receipt of an extension is probable, given the current market dynamics and hundreds of companies in similar situations. To earn the extension, we will likely be required to provide a plan that could include certain commitments including a potential reverse stock split.

These conditions raise substantial doubt regarding our ability to continue as a going concern for a period of one year after the date that the financial statements are issued. Management's plans to alleviate the conditions that raise substantial doubt include raising additional funding, earning payments pursuant to our contract with BARDA, delaying certain research projects and capital expenditures and eliminating certain future operating expenses in order to fund operations at reduced levels for us to continue as a going concern for a period of 12 months from the date the financial statements are issued. Management has concluded the likelihood that its plan to successfully obtain sufficient funding from one or more of these sources or adequately reduce expenditures, while reasonably possible, is less than probable. Accordingly, we have concluded that substantial doubt exists about our ability to continue as a going concern for a period of at least 12 months from the date of issuance of these condensed consolidated financial statements. Even if we are able to complete the actions described in this paragraph or otherwise generate incremental liquidity, we may be forced to sell material assets or seek additional capital or be required to commence proceedings under Chapter 11 of the U.S. Bankruptcy Code. See Part II, Item 1A—“Risk Factors” in this Quarterly Report on Form 10-Q

Product History

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

In February 2019, our T2Resistance®Panel, or T2Resistance, was granted FDA Breakthrough Device designation and in November 2019, it was CE marked in the EU. In December 2021, we initiated a U.S. clinical trial for the T2Resistance Panel.

In September 2019, the Biomedical Advanced Research and Development Authority, or BARDA, awarded us a milestone-based contract, with an initial value of $6 million, and a potential value of up to $62 million, for the development of a next-generation diagnostic instrument, a comprehensive sepsis panel, and a multi-target biothreat panel. In September 2020, BARDA exercised the first contract option valued at $10.5 million. In April 2021, BARDA agreed to modify the contract to accelerate product development by advancing future deliverables, and adding a U.S. T2Resistance Panel into Option 1 of the BARDA contract. In September 2021, BARDA exercised Option 2A valued at approximately $6.4 million to further advance the new product development initiatives. In March 2022, BARDA exercised Option 2B valued at approximately $4.4 million. In December 2021, we initiated the U.S. clinical trials for the T2Resistance and T2Biothreat Panels. In May 2022, BARDA exercised Option 3 valued at approximately $3.7 million to complete the U.S. clinical trials for the T2Resistance®Panel and T2Biothreat Panel and subsequently submit applications to the FDA for U.S. regulatory clearance for those product candidates. In December 2022 the T2Biothreat clinical evaluation was completed.

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

On May 8, 2023, we filed an FDA 510(k) submission for the T2Biothreat™ Panel, a product that we developed in collaboration with the U.S. Department of Health and Human Services, Administration for Strategic Preparedness and Response, Biomedical Advanced Research and Development Authority (BARDA). The T2Biothreat Panel is a fully-automated, direct-from-blood test designed to run on the FDA-cleared T2Dx® Instrument and simultaneously detects six biothreat pathogens identified as threats by the U.S. Centers for Disease Control and Prevention, or CDC, including the organisms that cause anthrax, tularemia glanders, plague and typhus.

On May 19, 2023, we filed an application for Breakthrough Device Designation with the FDA for the T2Cauris Panel. The T2Cauris Panel is a fully-automated, direct-from-blood test designed to run on the FDA-cleared T2Dx®Instrument designed to rapidly detect the Candida auris pathogen. Candida auris is an emerging multidrug-resistant yeast causing invasive health care-associated infection with high mortality worldwide which the Director of the CDC has called a “catastrophic threat."

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

Change in fair value of derivative related to Term Loan

The change in fair value of derivative related to Term Loan consists of the change in fair value of the derivative associated with the CRG Term Loan Agreement.

Change in fair value of warrant liabilities

The change in fair value of warrant liabilities consists of the changes in fair value of the Common Stock Warrants, Pre-Funded Warrants and Series A Warrant.

Other income

Other income consists of dividend and other investment income.

Other expense

Other expense consists of non-recurring expenses, including issuance costs allocated to the Common Stock Warrants.

Other losses

Other losses consists of non-recurring losses, including the loss on disposal of property and equipment.

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

The items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2022 remained materially consistent. For a description of those critical accounting policies, please refer to our Annual Report on Form 10-K filing for the year ended December 31, 2022.

Results of Operations for the Three Months Ended March 31, 2023 and 2022

	Three Months Ended March 31,
	2023	2022	Change
	(in thousands)
Revenue:
Product revenue	$1,655	$3,844	$(2,189)
Contribution revenue	423	3,390	(2,967)
Total revenue	2,078	7,234	(5,156)
Costs and expenses:
Cost of product revenue	3,995	6,205	(2,210)
Research and development	4,471	6,656	(2,185)
Selling, general and administrative	7,299	9,230	(1,931)
Total costs and expenses	15,765	22,091	(6,326)
Loss from operations	(13,687)	(14,857)	1,170
Other income (expense):
Interest income	2	3	(1)
Interest expense	(1,522)	(1,650)	128
Change in fair value of derivative related to Term Loan	(770)	—	(770)
Change in fair value of warrant liabilities	(1,304)	—	(1,304)
Other income	—	11	(11)
Other expense	(682)	—	(682)
Other gains (losses)	(2)	(2)	—
Total other expense	(4,278)	(1,638)	(2,640)
Net loss	$(17,965)	$(16,495)	$(1,470)

Product revenue

Product revenue was $1.7 million for the three months ended March 31, 2023 compared to $3.8 million for the three months ended March 31, 2022, a decrease of $2.2 million, which was driven by lower consumables sales of $1.8 million mostly due to a decrease in sales of T2SARS-CoV-2, lower T2Dx sales of $0.3 million and lower revenue under our service agreements of $0.1 million.

Contribution revenue

Contribution revenue relates to our BARDA agreement and was $0.4 million for the three months ended March 31, 2023, compared to $3.4 million for the three months ended March 31, 2022. The decrease of $3.0 million was due to timing of the contract activity and less option amount available under Option 3, which was available for the first quarter of 2023, compared to Option 2A, which was available for the first quarter of 2022.

Cost of product revenue

Cost of product revenue was $4.0 million for the three months ended March 31, 2023, compared to $6.2 million for the three months ended March 31, 2022, a decrease of $2.2 million. The decrease was driven by $0.7 million of decreased costs primarily related to lower consumable sales of T2SARS-CoV-2, $0.5 million of costs related to lower instrument sales, $0.4 million of lower service and repair costs, $0.4 million of lower shipping and other costs, $0.1 million of lower royalties, and $0.1 million of lower costs due to the effect of a change in build plan and manufacturing inefficiencies.

Research and development expenses

Research and development expenses were $4.5 million for the three months ended March 31, 2023 compared to $6.7 million for the three months ended March 31, 2022, a decrease of $2.2 million. Lab and facility expenses decreased by $1.4 million primarily due to the timing of BARDA Option 3 compared to Option 2A and the purchase of less lab supplies due to lower employee headcount, consulting expenses decreased by $0.7 million for BARDA, and payroll related and stock based compensation expenses decreased by $0.4 million due to lower employee headcount. These decreases were partially offset by a $0.2 million increase in material costs and a $0.1 million increase of clinical-related expenses primarily for our T2Resistance Panel 510(k) Study partially offset by T2Biothreat Panel.

Selling, general and administrative expenses

Selling, general and administrative expenses were $7.3 million for the three months ended March 31, 2023, compared to $9.2 million for the three months ended March 31, 2022, a decrease of $1.9 million. The decrease was driven by lower payroll related expenses of $1.3 million and lower stock based compensation expenses of $0.5 million primarily due to lower employee headcount and lower other expenses of $0.2 million primarily due to less IT support services and less facilities costs, partially offset by a $0.1 million increase in consulting expenses due to increased legal expenses.

Interest income

Interest income was immaterial for the three months ended March 31, 2023 and 2022.

Interest expense

Interest expense was $1.5 million for the three months ended March 31, 2023, compared to $1.7 million for the three months ended March 31, 2022. Interest expense decreased by $0.2 million primarily due to the February 2022 and November 2022 amendments to the CRG Term Loan Agreement which extended the interest only period and maturity date.

Change in fair value of derivative related to Term Loan

The change in fair value of the derivative instrument associated with the CRG Term Loan Agreement (See Note 6 of the notes to our condensed consolidated financial statements) was $0.8 million of expense for the three months ended March 31, 2023. There was no change in fair value of the derivative instrument for the three months ended March 31, 2022.

Change in fair value of warrant liabilities

The change in fair value of the warrant liabilities consists of a $1.3 million reduction of expense primarily associated with the Common Stock Warrants and Pre-Funded Warrants (See Note 7 of the notes to our condensed consolidated financial statements) for the three months ended March 31, 2023. There was no change in fair value of warrant liabilities recorded during the three months ended March 31, 2022.

Other income

Other income was not recorded for the three months ended March 31, 2023 and was immaterial for the three months ended March 31, 2022.

Other expense

Other expense relates to the issuance costs allocated to the Common Stock Warrants and was $0.7 million for the three months ended March 31, 2023. Other expense was not recorded for the three months ended March 31, 2022.

Other losses

Other losses were immaterial for the three months ended March 31, 2023 and 2022.

Liquidity and Capital Resources

We have incurred losses and cumulative negative cash flows from operations since our inception, and as of March 31, 2023 and December 31, 2022, we had an accumulated deficit of $552.2 million and $534.2 million, respectively. We have incurred significant commercialization expenses related to product sales, marketing, manufacturing and distribution. We may seek to continue to fund our operations through public equity or private equity or debt financings, as well as other sources. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements if and when needed would have a negative impact on our business, results of operations and financial condition.

Historically, the Company has primarily funded its operations through public equity and private debt financings. The Company believes its cash position is insufficient to fund future operations through the second quarter of 2023 and in order to support our business, we initiated a process to explore a range of alternatives focusing on maximizing value.

Equity Distribution Agreement

On March 31, 2021, we entered into a Sales Agreement (“Sales Agreement”) with Canaccord Genuity LLC, as agent ("Canaccord"), pursuant to which we may offer and sell shares of common stock, for aggregate gross sale proceeds of up to $75.0 million from time to time from the effective date of the respective registration statement through Canaccord. We sold 653,122 shares of common stock for net proceeds of $0.9 million during the three months ended March 31, 2023. We sold 70,987 shares under the Sales Agreement for net proceeds of $1.4 million after expenses during the three months ended March 31, 2022.

We pay Canaccord for its services of acting as agent 3% of the gross proceeds from the sale of the shares pursuant to the Sales Agreement. Legal and accounting fees are reclassified to share capital upon issuance of shares under the Sales Agreement.

Plan of operations and future funding requirements

As of March 31, 2023 and December 31, 2022, we had unrestricted cash and cash equivalents of approximately $10.1 million and $10.3 million, respectively. Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, costs related to our products, clinical trials, laboratory and related supplies, supplies and materials used in manufacturing, legal and other regulatory expenses and general overhead costs.

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

Going Concern

We believe that our cash, cash equivalents, and restricted cash of $10.7 million at March 31, 2023 will not be sufficient to fund our current operating plan through the second quarter of 2023. Certain elements of our operating plan cannot be considered probable, and in order to support our business we initiated a process to explore a range of strategic alternatives focused on maximizing value.

As part of our strategic restructuring program, to preserve capital and be in a better position to explore all strategic alternatives while continuing to support our customers and advance pipeline development, we initiated a reduction in force of nearly 30% of the Company’s workforce on May 19, 2023. Additionally, we are focused on pursuing alternative strategic options, including an acquisition, merger, reverse merger, other business combination, sale of assets or licensing. We are also exploring additional equity financing and converting our outstanding indebtedness into equity. Failure to secure any of these strategic options prior to the third quarter of 2023 will significantly impair our ability to continue operating our business and we may be forced to cease operations, commence bankruptcy cases, or otherwise wind down our business.

The Term Loan Agreement with CRG Servicing LLC, as administrative agent and collateral agent (“CRG”) (Note 6) has a minimum liquidity covenant which requires us to maintain a minimum cash balance of $5.0 million. In February 2022, CRG, the lenders party thereto and we amended the Term Loan Agreement, extending the interest only period and maturity to December 30, 2023. In November 2022, CRG amended the Term Loan Agreement, extending the interest only period and maturity to December 30, 2024. On May 15, 2023, we notified CRG that we were not in compliance with the minimum liquidity covenant as of May 12, 2023 and on May 19, 2023, we, the lenders party thereto and CRG entered into a waiver and consent with respect to the Term Loan Agreement, reducing the minimum liquidity covenant to $500,000 until December 31, 2023.

The Nasdaq has $1.00 minimum bid price and $35 million minimum market value rules. Since 2021 the Company has violated, appealed to Nasdaq and cured its violation of these rules several times.

On November 22, 2022, we received notice from the Nasdaq indicating that we were in violation of the $35 million minimum market value rule. We have until May 22, 2023, to regain compliance which includes a closing market value of $35 million or more for a minimum of ten consecutive business days. If compliance in not achieved by May 22, 2023, we believe the Nasdaq will notify us that its securities are subject to delisting. In the event we receive such a delisting notice, we intend to apply for an extension to the compliance period or appeal to a Nasdaq Hearings Panel.

On March 30, 2023, we received a letter from the Nasdaq indicating that, for the last thirty consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued listing on the Nasdaq Global Market under Nasdaq Listing Rule 5450(a)(1). Under Nasdaq rules, we have 180 calendar days (September 26, 2023) to regain compliance by increasing the stock price to over $1.00. Absent significant appreciation in our stock price, we plan to submit an appeal to receive a 180-day extension to regain compliance, and we believe that the receipt of an extension is probable, given the current market dynamics and hundreds of companies in similar situations. To earn the extension, we will likely be required to provide a plan that could include certain commitments including a potential reverse stock split.

These conditions raise substantial doubt regarding our ability to continue as a going concern for a period of one year after the date that the financial statements are issued. Management's plans to alleviate the conditions that raise substantial doubt include raising additional funding, earning payments pursuant to our contract with BARDA, delaying certain research projects and capital expenditures and eliminating certain future operating expenses in order to fund operations at reduced levels for us to continue as a going concern for a period of 12 months from the date the financial statements are issued. Management has concluded the likelihood that its plan to successfully obtain sufficient funding from one or more of these sources or adequately reduce expenditures, while reasonably possible, is less than probable. Accordingly, we have concluded that substantial doubt exists about our ability to continue as a going concern for a period of at least 12 months from the date of issuance of these condensed consolidated financial statements. Even if we are able to complete the actions described in this paragraph or otherwise generate incremental liquidity, we may be forced to sell material assets or seek additional capital or be required to commence proceedings under Chapter 11 of the U.S. Bankruptcy Code. See Part II, Item 1A—“Risk Factors” in this Quarterly Report on Form 10-Q

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of the uncertainties described above.

Cash flows

The following is a summary of cash flows for each of the periods set forth below:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(12,940)	$(14,441)
Investing activities	(120)	(29)
Financing activities	11,848	1,202
Net change in cash, cash equivalents and restricted cash	$(1,212)	$(13,268)

Net cash used in operating activities

Net cash used in operating activities was approximately $12.9 million for the three months ended March 31, 2023 and consisted of a net loss of $18.0 million adjusted for non-cash items including stock-based compensation expense of $1.8 million, a change in fair value of the derivative related to Term Loan of $0.8 million, non-cash interest expense of $0.5 million, non-cash lease expense of $0.3 million, depreciation and amortization expense of $0.3 million, a change in fair value of warrant liabilities of $1.3 million, issuance costs related to Common Stock Warrants of $0.7 million, and a net change in operating assets and liabilities of $0.7 million. The net change in operating assets and liabilities was primarily driven by a decrease in accrued expenses of $2.2 million primarily due to the payout of 2022 bonuses, a decrease in accounts receivable of $0.8 million due to payment from BARDA and the timing and volume of instrument and consumable sales, a decrease in operating lease liabilities of $0.3 million, a decrease in prepaid expenses and other assets of $0.1 million due to expensing of the $0.1 million rent deposit for the Billerica lease, partially offset by an increase in accounts payable of $1.8 million due to timing of invoices and payments and an increase in inventory of $0.9 million due to market increases for securing raw materials and bulk materials purchases.

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

Net cash provided by investing activities

Net cash provided by investing activities was $0.1 million for the three months ended March 31, 2023, and consisted of equipment purchases.

Net cash used in investing activities was immaterial for the three months ended March 31, 2022.

Net cash provided by financing activities

Net cash provided by financing activities was approximately $11.8 million for the three months ended March 31, 2023, and consisted primarily of proceeds from public offering, net of issuance costs, of $10.9 million and proceeds from sales of our common stock under the New Sales Agreement, net of issuance costs, of $0.9 million.

Net cash provided by financing activities was approximately $1.2 million for the three months ended March 31, 2022, and consisted primarily of proceeds from sales of our common stock under the Sales Agreement, net of issuance costs, of $1.4 million, offset by payment of employee restricted stock tax withholdings of $0.2 million.

Borrowing Arrangements

Term Loan Agreement

In December 2016, we entered into a Term Loan Agreement with CRG. We borrowed $40.0 million pursuant to the Term Loan Agreement, which has a six-year term with three years (through December 30, 2019) of interest-only payments, which period was extended to four years (through December 30, 2020) upon achieving the Approval Milestone, after which quarterly principal and interest payments would be due through the December 30, 2022 maturity date. In February 2022, we amended our agreement with CRG to extend the maturity date from December 30, 2022 to December 30, 2023. In November 2022, CRG amended the Term Loan Agreement, extending the interest only period and maturity to December 30, 2024. Interest on the amounts borrowed under the Term Loan Agreement accrues at an annual fixed rate of (a) prior to the Approval Milestone, 12.50%, 4.0% of which may be deferred during the interest-only period by adding such amount to the aggregate principal loan amount and (b) following the Approval Milestone, 11.50%, 3.5% of which may be deferred during the interest-only period by adding such amount to the aggregate principal loan amount. In addition, if we achieve certain financial performance metrics, the loan will convert to interest-only until the December 30, 2024 maturity, at which time all unpaid principal and accrued unpaid interest will be due and payable. We are required to pay CRG a financing fee based on the loan principal amount drawn. We are also required to pay a final payment fee of 8%, subsequently amended to 10%, of the principal outstanding upon repayment. We are accruing the final payment fee as interest expense and it is included as a non-current liability at March 31, 2023 and December 31, 2022 on the balance sheet to conform to the classification of the associated debt in those periods.

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

In 2019, the Term Loan Agreement was amended to reduce minimum revenue targets, extend the interest-only period and extend the principal repayment. The final payment fee was increased from 8% to 10% of the principal amount outstanding upon repayment. We issued to CRG warrants to purchase 11,365 shares of the Company’s common stock (“New Warrants”) (See Note 6 of the notes to our condensed consolidated financial statements) at an exercise price of $77.50, with typical provisions for termination upon a change of control or a sale of all or substantially all of our assets. We also reduced the exercise price for the warrants previously issued to CRG to purchase an aggregate of 10,579 shares of our common stock to $77.50. All of the New Warrants are exercisable any time prior to September 9, 2029, and all of the previously issued warrants are exercisable any time prior to December 30, 2026.

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

In February 2022, the Term Loan Agreement was amended to extend the interest-only payment period through December 30, 2023, and to extend the initial principal repayment to December 30, 2023. In November 2022, CRG amended the Term Loan, extending the interest only period and maturity to December 30, 2024. On May 19, 2023, we, the lenders party thereto and CRG entered into a waiver and consent with respect to the Term Loan Agreement, reducing the minimum liquidity covenant to $500,000 until December 31, 2023.

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

The fair value of the derivative at March 31, 2023 is $1.9 million and is classified as a non-current liability on the balance sheet at March 31, 2023 to match the classification of the related Term Loan Agreement. The fair value of the derivative at December 31, 2022 is $1.1 million and is classified as a non-current liability on the balance sheet at December 31, 2022 to match the classification of the related Term Loan Agreement.

Contractual Obligations and Commitments

There were no other material changes to our contractual obligations and commitments from those described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Annual Report on Form 10-K for the year ended December 31, 2022.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, we are not required to provide this information.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Management, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of March 31, 2023. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.

Based on the evaluation of our disclosure controls and procedures as March 31, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company’s disclosure controls and procedures were not effective due to a material weakness in our internal control over the timeliness of assumptions and accounting conclusions reached in valuing the common stock warrants sold in the Company’s February 17, 2023 public offering.

Management determined that assumptions and valuation methodologies used to initially value and classify the warrants sold in the Company’s February 17, 2023, public offering were inconsistent with the recent generally accepted accounting principles and the time required to refine the assumptions and methodologies and reach appropriate accounting and disclosure conclusions prevented the

Company from filing its Form 10-Q timely and required an extension. During future reporting periods the Company will establish enhanced evaluation considerations including the timely use of 3rd party experts to prevent future occurrences

(b) Changes in Internal Control over Financial Reporting

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022. Other than as set forth below, there have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

Our management has performed an analysis of our ability to continue as a going concern and has identified substantial doubt about our ability to continue as a going concern.

As of March 31, 2023, we had $10.1 million in unrestricted cash and cash equivalents which, without additional funding, will not be sufficient to meet our obligations within the next twelve months from the date of issuance of this Quarterly Report. Based on their assessment, our management has raised concerns about our ability to continue as a going concern. As substantial doubt about our ability to continue as a going concern exists, our ability to finance our operations through equity financings or otherwise could be impaired. Our ability to fund working capital, make capital expenditures, and service our debt depends on our ability to generate cash from operating activities, which is subject to its future operating success, and obtain financing on reasonable terms, which is subject to factors beyond our control, including general economic, political, and financial market conditions. The capital markets have in the past experienced, are currently experiencing, and may in the future experience, periods of upheaval that could impact the availability and cost of financing and there can be no assurances that such financing will be available to the Company on satisfactory terms, or at all. Additionally, on March 31, 2023, the date we filed our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, we became subject to the offering limits in General Instruction I.B.6 of Form S-3. We therefore limited to only offering and selling shares of common stock with an aggregate offering price of up to one-third of our public float (as calculated pursuant to General Instruction I.B.6) pursuant to our Sales Agreement with Canaccord. The proceeds of any sales pursuant to the Sales Agreement would therefore be insufficient to meet our financial obligations for the next twelve months from the date of issuance of this Quarterly Report without additional financing or other strategic alternatives. Management continues to explore raising additional capital through equity financing to supplement the Company’s capitalization and liquidity, but there can be no assurance that such financing will be available on terms commercially acceptable to the Company, or at all. If we are unsuccessful in our operations to restructure and secure new financing, or if such incremental financing is not sufficient to fund our operations for the foreseeable future, we may be forced to sell material assets or need to commence proceedings under Chapter 11 of the U.S. Bankruptcy Code, which would harm our business, financial condition, and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On May 19, 2023, T2 Biosystems, Inc. (the “Company”) entered into a waiver and consent (the “Waiver”) to that certain Term Loan Agreement, dated as of December 30, 2016, by and among the Company, CRG Servicing LLC, as administrative agent and collateral agent (in such capacities, the “Administrative Agent”) and the lenders named therein (as amended from time to time to date, the “Loan Agreement”). Pursuant to the Waiver, the Administrative Agent and the lenders party to the Waiver, which constitute the Majority Lenders (as required by the Loan Agreement), waive certain Specified Events of Default as defined therein associated with the Company’s failure to maintain minimum Liquidity as defined therein of $5 million. The Company did not receive a notice of default under the Loan Agreement from the Administrative Agent in connection with these Specified Events of Default and there was no acceleration of the financial obligations thereunder. The parties to the Loan Agreement further agreed that the minimum Liquidity requirement shall be reduced to $500,000 until December 31, 2023.

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

4.4	Form of Warrant (incorporated by reference to Exhibit 4.1 of the Company’s Form 10-Q (File No. 001-36571) filed on August 16, 2022)

4.5	Pre-Funded Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K (File No. 001-36571) filed on February 16, 2023)

4.6	Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K (File No. 001-36571) filed on February 16, 2023)

10.1*†

Amendment of Solicitation/Modification of Contract, dated as of May 1, 2023 by and between the Company and Biomedical Advanced Research and Development Authority of the U.S. Department of Health and Human Services)

10.2*	Waiver and Consent to Term Loan Agreement with CRG Servicing LLC, dated May 19, 2023

31.1*	Certification of principal executive officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of principal financial officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit Number	Exhibit Description
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

T2 BIOSYSTEMS, INC.

Date: May 22, 2023	By:	/s/ JOHN SPERZEL
John Sperzel
President, Chief Executive Officer and Chairman of the Board
(principal executive officer)

Date: May 22, 2023	By:	/s/ JOHN M. SPRAGUE
John M. Sprague
Chief Financial Officer
(principal financial and accounting officer)