Form 10-Q
period 2023-09-30
T2 Biosystems, Inc.
filed 2023-11-15
CIK 1492674

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 10, 2023, the registrant had 4,050,294 shares of common stock outstanding.

T2 BIOSYSTEMS, INC.

TABLE OF CONTENTS

		Page

	PART I FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)	1

	Condensed Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022	1

	Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2023 and 2022	2

	Condensed Consolidated Statements of Series A Redeemable Convertible Preferred Stock and Stockholders’ Deficit for the three and nine months ended September 30, 2023 and 2022	3

	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 and 2022	5

	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	43

Item 4.	Controls and Procedures	43

	PART II OTHER INFORMATION	45

Item 1.	Legal Proceedings	45

Item 1A.	Risk Factors	45

Item 2.	Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities	45

Item 3.	Defaults Upon Senior Securities	45

Item 4.	Mine Safety Disclosures	45

Item 5.	Other Information	46

Item 6.	Exhibits, Financial Statement Schedules	47

SIGNATURES		49

i

PART I.

FINANCIAL INFORMATION

Item 1. Financial Statements

T2 BIOSYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$24,319	$10,329
Accounts receivable, net	1,139	2,163
Inventories, net	4,281	4,285
Prepaid expenses and other current assets	3,137	2,582
Total current assets	32,876	19,359
Property and equipment, net	2,042	4,533
Operating lease right-of-use assets	7,747	8,741
Restricted cash	551	1,551
Other assets	65	143
Total assets	$43,281	$34,327
Liabilities and stockholders’ deficit
Current liabilities:
Notes payable	$40,907	$—
Accounts payable	1,088	1,296
Accrued expenses and other current liabilities	4,954	7,269
Accrued final payment fee on Term Loan	4,863	—
Operating lease liability	1,547	1,352
Derivative liability related to Term Loan	652	—
Warrant liabilities	1,168	39
Deferred revenue	276	172
Total current liabilities	55,455	10,128
Notes payable	—	49,651
Operating lease liabilities, net of current portion	7,022	8,214
Deferred revenue, net of current portion	40	52
Derivative liability related to Term Loan	—	1,088
Accrued final payment fee on Term Loan	—	4,849
Total liabilities	62,517	73,982
Commitments and contingencies (see Note 14)

Stockholders’ deficit
Preferred stock, $0.001 par value; 10,000,000 shares authorized: Series B Convertible Preferred Stock, 93,297 shares designated on September 30, 2023, 93,297 and 0 shares issued and outstanding on September 30, 2023 and December 31, 2022, respectively	—	—
Common stock, $0.001 par value; 400,000,000 shares authorized; 3,918,438 and 77,165 shares issued and outstanding on September 30, 2023 and December 31, 2022, respectively	4	—
Additional paid-in capital	554,716	494,564
Accumulated deficit	(573,956)	(534,219)
Total stockholders’ deficit	(19,236)	(39,655)
Total liabilities and stockholders’ deficit	$43,281	$34,327

See accompanying notes to condensed consolidated financial statements.

T2 BIOSYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue:
Product revenue	$1,472	$2,641	$5,091	$9,044
Contribution revenue	—	1,036	423	7,778
Total revenue	1,472	3,677	5,514	16,822
Costs and expenses:
Cost of product revenue	3,925	6,085	12,789	17,371
Research and development	2,663	6,375	10,984	21,056
Selling, general and administrative	5,980	7,017	19,575	24,071
Impairment of property and equipment	2,511	—	2,511	—
Total costs and expenses	15,079	19,477	45,859	62,498
Loss from operations	(13,607)	(15,800)	(40,345)	(45,676)
Other income (expense):
Interest expense	(1,119)	(1,560)	(4,182)	(4,556)
Change in fair value of derivative related to Term Loan	184	(117)	436	(1,792)
Change in fair value of warrant liabilities	(930)	179	4,958	179
Other income	49	8	90	31
Other expense	—	(15)	(682)	(15)
Other losses	(2)	(70)	(12)	(75)
Total other income (expense)	(1,818)	(1,575)	608	(6,228)
Net loss	$(15,425)	$(17,375)	$(39,737)	$(51,904)
Deemed dividend on Series A Redeemable Convertible Preferred Stock	$—	$(330)	$—	$(330)
Net loss attributable to common stockholders	$(15,425)	$(17,705)	$(39,737)	$(52,234)
Net loss per share — basic and diluted	$(3.45)	$(294.65)	$(21.79)	$(1,208.17)
Weighted-average number of common shares used in computing net loss per share — basic and diluted	4,477,321	60,088	1,823,485	43,234

Other comprehensive loss:
Net loss	$(15,425)	$(17,375)	$(39,737)	$(51,904)
Net unrealized gain on marketable securities arising during the period	—	—	—	2
Net realized (gain) loss on marketable securities included in net loss	—	—	—	2
Total other comprehensive income, net of taxes	—	—	—	4
Comprehensive loss	$(15,425)	$(17,375)	$(39,737)	$(51,900)

See accompanying notes to condensed consolidated financial statements.

T2 BIOSYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

(In thousands, except share data)

(Unaudited)

	Temporary Equity		Permanent Equity
	Series A Redeemable Convertible		Series B Convertible		Common		Additional		Accumulated Other	Total
	Preferred Stock		Preferred Stock		Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Deficit
Balance on December 31, 2021	—	$—	—	$—	33,280	$—	$459,317	$(472,216)	$(4)	$(12,903)
Stock-based compensation expense	—	—	—	—	—	—	2,552	—	—	2,552
Issuance of common stock from vesting of restricted stock	—	—	—	—	400	—	—	—	—	—
Surrender of shares due to tax withholding	—	—	—	—	(107)	—	(230)	—	—	(230)
Issuance of common stock from secondary offering, net	—	—	—	—	709	—	1,432	—	—	1,432
Unrealized loss on marketable securities	—	—	—	—	—	—	—	—	(7)	(7)
Net loss	—	—	—	—	—	—	—	(16,495)	—	(16,495)
Balance on March 31, 2022	—	$—	—	$—	34,282	$—	$463,071	$(488,711)	$(11)	$(25,651)
Stock-based compensation expense	—	—	—	—	—	—	1,534	—	—	1,534
Issuance of common stock from vesting of restricted stock, exercise of stock options and employee stock purchase plan	—	—	—	—	234	—	139	—	—	139
Surrender of shares due to tax withholding	—	—	—	—	—	—	(12)	—	—	(12)
Issuance of common stock from secondary offering, net	—	—	—	—	5,173	—	4,494	—	—	4,494
Unrealized gain on marketable securities	—	—	—	—	—	—	—	—	11	11
Net loss	—	—	—	—	—	—	—	(18,034)	—	(18,034)
Balance on June 30, 2022	—	$—	—	$—	39,689	$—	$469,226	$(506,745)	$—	$(37,519)
Stock-based compensation expense	—	—	—	—	—	—	1,372	—	—	1,372
Issuance of common stock from vesting of restricted stock and exercise of stock options	—	—	—	—	14	—	—	—	—	—
Issuance of common stock from secondary offering, net	—	—	—	—	30,805	—	22,183	—	—	22,183
Issuance of Series A Redeemable Convertible Preferred Stock	3,000	—	—	—	—	—	—	—	—	—
Deemed dividend on Series A Redeemable Convertible Preferred Stock	—	330	—	—	—	—	(330)	—	—	(330)
Net loss	—	—	—	—	—	—	—	(17,375)	—	(17,375)
Balance on September 30, 2022	3,000	$330	—	$—	70,508	$—	$492,451	$(524,120)	$—	$(31,669)

	Temporary Equity		Permanent Equity
	Series A Redeemable		Series B Convertible		Common		Additional		Accumulated Other	Total
	Preferred Stock		Preferred Stock		Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Deficit
Balance on December 31, 2022	—	$—	—	$—	77,165	$—	$494,564	$(534,219)	$—	$(39,655)
Stock-based compensation expense	—	—	—	—	—	—	1,833	—	—	1,833
Issuance of common stock from vesting of restricted stock	—	—	—	—	643	—	—	—	—	—
Issuance of common stock from secondary offering, net	—	—	—	—	6,528	—	930	—	—	930
Issuance of common stock and Pre-Funded Warrant from public offering, net	—	—	—	—	90,173	—	4,031	—	—	4,031
Issuance of common stock upon Common Stock Warrant cashless exercises	—	—	—	—	11,718	—	938	—	—	938
Issuance of common stock upon Pre-Funded Warrant exercises	—	—	—	—	17,406	—	2	—	—	2
Net loss	—	—	—	—	—	—	—	(17,965)	—	(17,965)
Balance on March 31, 2023	—	$—	—	$—	203,633	$—	$502,298	$(552,184)	$—	$(49,886)
Stock-based compensation expense	—	—	—	—	—	—	913	—	—	913
Issuance of common stock from vesting of restricted stock	—	—	—	—	100	—	2	—	—	2
Issuance of common stock from secondary offering, net	—	—	—	—	2,146,055	2	18,383	—	—	18,385
Issuance of common stock upon Common Stock Warrant cashless exercises	—	—	—	—	65,127		510	—	—	510
Issuance of common stock upon Pre-Funded Warrant exercises	—	—	—	—	3,518	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	(6,347)	—	(6,347)
Balance on June 30, 2023	—	$—	—	$—	2,418,433	$2	$522,106	$(558,531)	$—	$(36,423)
Stock-based compensation expense	—	—	—	—	—	—	877	—	—	877
Issuance of common stock from vesting of restricted stock	—	—	—	—	176	—	—	—	—	—
Issuance of common stock from secondary offering, net	—	—	—	—	1,015,385	2	21,701	—	—	21,703
Issuance of common stock to CRG	—	—	—	—	483,457	—	3,413	—	—	3,413
Issuance of Series B Convertible Preferred Stock to CRG	—	—	93,297	—	—	—	6,587	—	—	6,587
Issuance of Series A Redeemable Preferred Stock to CRG	1,000	—	—	—	—	—	—	—	—	—
Redemption of Series A Redeemable Preferred Stock issued to CRG	(1,000)	—	—	—	—	—	—	—	—	—
Issuance of common stock upon Common Stock Warrant cashless exercises	—	—	—	—	925	—	32	—	—	32
Reverse stock split rounding adjustment	—	—	—	—	62	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	(15,425)	—	(15,425)
Balance on September 30, 2023	—	$—	93,297	$—	3,918,438	$4	$554,716	$(573,956)	$—	$(19,236)

See accompanying notes to condensed consolidated financial statements.

T2 BIOSYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities
Net loss	$(39,737)	$(51,904)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	785	792
Non-cash lease expense	994	907
Stock-based compensation expense	3,623	5,458
Change in fair value of derivative related to Term Loan	(436)	1,792
Loss on sales of marketable securities	—	2
Change in fair value of warrant liabilities	(4,958)	(179)
Issuance costs related to Common Stock Warrants	682	—
Loss on issuance of Series A Redeemable Convertible Preferred Stock and derivative warrant liability	—	65
Loss on disposal of property and equipment	3	30
Non-cash interest expense	1,332	1,613
Impairment of property and equipment	2,511	—
Changes in operating assets and liabilities:
Accounts receivable	1,024	3,556
Prepaid expenses and other assets	(479)	356
Inventories	(539)	(815)
Accounts payable	(208)	(791)
Accrued expenses and other liabilities	(2,412)	61
Deferred revenue	92	(375)
Operating lease liabilities	(997)	(868)
Net cash used in operating activities	(38,720)	(40,300)
Cash flows from investing activities
Proceeds from sales of marketable securities	—	9,998
Purchases and manufacture of property and equipment	(166)	(303)
Net cash (used in) provided by investing activities	(166)	9,695
Cash flows from financing activities
Payment of employee restricted stock tax withholdings	—	(243)
Proceeds from issuance of shares from employee stock purchase plan and stock option exercises	2	139
Proceeds from public offering, net of issuance costs	10,918	28,110
Proceeds from secondary offering, net of issuance costs	41,018	—
Proceeds from issuance of Series A Redeemable Convertible Preferred Stock and derivative warrant liability	—	300
Payment of debt issuance costs	(62)	—
Net cash provided by financing activities	51,876	28,306
Net change in cash, cash equivalents and restricted cash	12,990	(2,299)
Cash, cash equivalents and restricted cash at beginning of period	11,880	23,796
Cash, cash equivalents and restricted cash at end of period	$24,870	$21,497
Supplemental disclosures of cash flow information
Cash paid for interest	$3,860	$2,916
Supplemental disclosures of noncash activities
Transfer of T2 owned instruments and components from inventory	$(543)	$(482)
Cashless exercise of Common Stock Warrants	$(1,480)	$—
Cancellation of CRG Term Loan in exchange for common stock and Series B Convertible Preferred Stock	$10,000	$—
Deemed dividend on Series A Redeemable Convertible Preferred Stock	$—	$330
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$199
Purchases of property and equipment included in accounts payable and accrued expenses	$142	$72

	September 30, 2023	September 30, 2022
Reconciliation of cash, cash equivalents and restricted cash at end of period
Cash and cash equivalents	$24,319	$20,366
Restricted cash	551	1,131
Total cash, cash equivalents and restricted cash	$24,870	$21,497

See accompanying notes to condensed consolidated financial statements.

T2 BIOSYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Nature of Business

T2 Biosystems, Inc. and its subsidiary (the “Company,” “we,” or “T2”) have operations based in Lexington, Massachusetts. T2 Biosystems, Inc. was incorporated on April 27, 2006 as a Delaware corporation. The Company is an in vitro diagnostics company that has developed an innovative and proprietary technology platform that offers a rapid, sensitive and simple alternative to existing blood culture-based diagnostic methodologies. The Company has developed a broad set of applications aimed at lowering mortality rates, improving patient outcomes and reducing the cost of healthcare by helping medical professionals make targeted treatment decisions earlier. The Company’s technology enables rapid detection of pathogens, biomarkers and other abnormalities in a variety of unpurified patient sample types, including whole blood, plasma, serum, saliva, sputum, cerebral spinal fluid and urine, and can detect cellular targets at limits of detection as low as one colony forming unit per milliliter (“CFU/mL”). We are currently targeting a range of critically underserved healthcare conditions, focusing initially on those for which a rapid diagnosis will serve an important dual role – saving lives and reducing costs. The Company’s current development efforts primarily target sepsis, bioterrorism, and Lyme disease, which represent areas of significant unmet medical need in which rapid detection and targeted treatment could lead to improved patient outcomes.

Liquidity and Going Concern

On September 30, 2023, the Company had cash and cash equivalents of $24.3 million, an accumulated deficit of $574.0 million, stockholders’ deficit of $19.2 million and has experienced cash outflows from operating activities since its inception. The future success of the Company is dependent on its ability to successfully commercialize its products, obtain regulatory clearance for and successfully launch its future product candidates, obtain additional capital and ultimately attain profitable operations. The Company has primarily funded its operations through public equity financing, grants, and private debt financing.

The Company is subject to a number of risks similar to other early commercial stage life science companies, including, but not limited to commercially launching the Company’s products, development and market acceptance of the Company’s product candidates, development by its competitors of new technological innovations, protection of proprietary technology, and raising additional capital.

The Company’s T2Dx® Instrument, the T2Bacteria® Panel, the T2Candida® Panel, and the T2Biothreat® Panel are authorized for use in the United States by the Food and Drug Administration, or FDA. In June 2020 the FDA extended Emergency Use Authorization, or EUA, to the Company’s T2SARS-CoV-2™ Panel. In 2023, customers have significantly reduced their purchases of the Company’s COVID-19 test, as anticipated, and the Company is no longer manufacturing the T2SARS-CoV-2™ Panel.

The Company believes that its cash and cash equivalents of $24.3 million on September 30, 2023 will not be sufficient to fund its current operating plan through the third quarter of 2024. Certain elements of the Company’s operating plan cannot be considered probable, and in order to support the business, the Company initiated a process to explore a range of strategic alternatives focused on maximizing values. Under ASC 205-40, the future receipt of potential funding from co-development partners and other resources cannot be considered probable at this time because none of the plans are entirely within the Company’s control.

In May 2023, as part of a strategic restructuring program, the Company initiated a workforce reduction of nearly 30%. Additionally, the Company is continuing to explore alternative strategic options, including an acquisition, merger, reverse merger, other business combination, sale of assets or licensing.

In September 2023, the Company’s milestone-based product development contract with the Biomedical Advanced Research and Development Authority (“BARDA”) (see Note 12 below) expired, which may impact the Company’s ability to continue to fund the development of its next-generation products.

The Company's Term Loan Agreement (the “Term Loan Agreement”) with certain CRG entities (collectively, “CRG”) (See Note 6 below) has a minimum liquidity covenant which initially required us to maintain a minimum cash balance of $5.0 million. In May 2023, CRG reduced the minimum liquidity covenant under the Term Loan Agreement from $5.0 million to $500,000 until December 31, 2023. In July 2023, the Company converted $10.0 million of the outstanding debt under its Term Loan Agreement with CRG to equity. In October 2023, CRG extended both the interest-only period and the maturity date of the outstanding debt under the Term Loan Agreement by one year from December 30, 2024 to December 31, 2025, and permanently reduced the minimum liquidity covenant from $5.0 million to $500,000.

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

On October 12, 2023, the Company effected a 1-for-100 reverse stock split. One share of common stock was issued for every 100 shares of issued and outstanding common stock, and fractional shares were settled in cash. All references to share and per share amounts (excluding authorized shares) in the condensed consolidated financial statements and accompanying notes have been retroactively restated to account for the reverse split.

Prior to this, on October 12, 2022, the Company effected a 1-for-50 reverse stock split. One share of common stock was issued for every 50 shares of issued and outstanding common stock, and fractional shares were settled in cash.

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

The accompanying interim condensed consolidated balance sheet as of September 30, 2023, the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2023 and 2022, the condensed consolidated statements of Series A Redeemable Convertible Preferred Stock and stockholders’ deficit for the three and nine months ended September 30, 2023 and 2022, the condensed consolidated statements of cash flows for the nine months ended September 30, 2023 and 2022 and the related financial data and other information disclosed in these notes are unaudited. The unaudited interim financial statements have been prepared on the same basis as the audited annual financial statements, and, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of September 30, 2023, and the results of its operations for the three and nine months ended September 30, 2023 and 2022 and its cash flows for the nine months ended September 30, 2023 and 2022. The results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023, any other interim periods, or any future year or period.

Segment Information

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker, or decision‑making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is the Chief Executive Officer. The Company views its operations and manages its business in one operating segment, which is the business of developing and, upon regulatory clearance, commercially launching its diagnostic products aimed at lowering mortality rates, improving patient outcomes and reducing the cost of healthcare by helping medical professionals make targeted treatment decisions earlier.

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

Geographic Information

The Company sells its products domestically and internationally. Total international sales were approximately $0.5 million, or 37% of total revenue, and $1.2 million, or 32% of total revenue, for the three months ended September 30, 2023 and 2022, respectively. Total international sales were approximately $2.3 million, or 41% of total revenue, and $3.2 million, or 19% of total revenue, for the nine months ended September 30, 2023 and 2022, respectively.

International sales to our Austria-based distributor were approximately $0.2 million, or 16% of total revenue, and $0.5 million, or 9% of total revenue, for the three and nine months ended September 30, 2023, respectively. International sales to our Austria-based distributor did not exceed 10% of total revenue for the three and nine months ended September 30, 2022. International sales to Italy were approximately $0.2 million, or 15% of total revenue, and $1.3 million, or 23% of total revenue, for the three and nine months ended September 30, 2023, respectively. International sales to Italy were approximately $0.5 million, or 12% of total revenue, and $1.1 million, or 6% of total revenue, for the three and nine months ended September 30, 2022, respectively.

The following table shows customers that represent greater than 10% of total revenue for the period presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Customer A	—%	28%	—%	46%
Customer B	15%	12%	23%	—%
Customer C	16%	—%	—%	—%
Customer D	12%	—%	10%	—%

Customer A is a U.S. government customer (BARDA). Customer B and Customer C are international distributors. Customer D is a U.S. hospital.

The following table shows customers that represent greater than 10% of the accounts receivable balance for the period presented:

	September 30, 2023	December 31, 2022
Customer A	—%	32%
Customer B	11%	—%
Customer C	18%	—%
Customer E	12%	—%

Customer A is a U.S. government customer (BARDA). Customer B and Customer C are international distributors. Customer E is a U.S. healthcare system comprised of multiple hospitals.

As of both September 30, 2023 and December 31, 2022, the Company had outstanding receivables of $0.4 million from customers located outside of the U.S.

Net Loss Per Share

As discussed in Note 7, the Company issued 93,297 shares of Series B Convertible Preferred Stock on July 3, 2023. The Company has reviewed the terms of the Series B Convertible Preferred Stock and noted that such stock has no preferential rights and that the liquidation preference for the Series B Convertible Preferred Stock would be on parity with that of the Company’s common shares. Because the Series B Convertible Preferred Stock has the same level of subordination and, in substance, the same characteristics as the Company’s common shares, the Company included the Series B Convertible Preferred Stock, on an if-converted basis of 932,970 shares, in the basic and diluted net loss per share attributable to common stockholders calculation.

The Company has also issued certain securities that are participating securities. Therefore, the Company must apply the two-class method to determine basic and diluted earnings per share. The two-class method is an earnings allocation method under which net loss per share is calculated for each class of common stock and participating security considering both dividends declared, if any, and participation rights in undistributed earnings as if all such earnings had been distributed for the period. The Company’s participating securities do not have an obligation to share in the losses of the Company; therefore, to the extent that the Company remains in a net loss position, the entire net loss will be allocated to common stockholders.

Basic net loss per share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, in-substance common stock, and potential common shares exercisable for little to no consideration, and does not consider other common stock equivalents.

Diluted net loss per share is calculated by adjusting the weighted-average number of shares outstanding, in-substance common stock, and potential common shares exercisable for little to no consideration used to compute basic earnings per share for the dilutive effect of other common stock equivalents that were outstanding during the period, determined using either the if-converted method or the treasury-stock method.

Classification of Series A Redeemable Convertible Preferred Stock

The Company applied the guidance in ASC 480-10-S99-3A, SEC Staff Announcement: Classification and Measurement of Redeemable Securities and classified the Series A Redeemable Convertible Preferred Stock as temporary equity in the mezzanine section of the balance sheet at September 30, 2022. The Series A Redeemable Convertible Preferred Stock was recorded outside of stockholders’ deficit because under the terms thereof, in the event of stockholder approval of the reverse stock split or a delisting event, which were events considered not solely within the Company’s control, the Series A Redeemable Convertible Preferred Stock would become redeemable at the option of the holders.

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

The Company determined that both the warrant issued in conjunction with the Series A Redeemable Convertible Preferred Stock in August of 2022 and the Common Stock Warrants issued in February 2023 are derivative instruments. The warrant liabilities are classified on the condensed consolidated balance sheets as current because settlement of the warrant liability could be required by the holder within 12 months of the balance sheet date. Changes in fair value are recognized in change in fair value of warrant liabilities in the period of change in the condensed consolidated statements of operations and comprehensive loss. See Notes 3 and 8.

The Company has identified a derivative liability related to its Term Loan Agreement with CRG that is classified as a current liability on the balance sheet on September 30, 2023 and a non-current liability on December 31, 2022, to match the classification of the related Term Loan Agreement. Changes in fair value are recognized in change in fair value of derivative related to Term Loan in the period of change in the condensed consolidated statements of operations and comprehensive loss. See Note 6.

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

The Company leases office, laboratory and manufacturing space under noncancelable operating leases. The Company has standard indemnification arrangements under the leases that require it to indemnify the landlords against all costs, expenses, fines, suits, claims, demands, liabilities, and actions directly resulting from any breach, violation or nonperformance of any covenant or condition of the Company’s leases. See Note 14 for a discussion about the Billerica, Massachusetts lease.

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

As of September 30, 2023 and December 31, 2022, the Company had not experienced any material losses related to these indemnification obligations, and no material claims with respect thereto were outstanding. The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related reserves were established.

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

Lessor

The Company derives revenue from leasing its T2-owned instruments through reagent rental agreements (see the Revenue Recognition section below). Customers typically have the right to cancel every twelve months subject to penalty. As a result of the penalty, the customers are deemed reasonably certain of not exercising their termination rights resulting in a lease term of generally three years. These lease agreements impose no requirement on the customer to purchase the instrument, and the instrument is not transferred to the customer at the end of the lease term. The short-term nature of the lease agreements does not result in lease payments accumulating to an amount that exceeds substantially all of the fair value of the instrument nor is the lease term for the majority of the remaining economic life of the instrument. Instrument leases are generally classified as operating leases as they do not meet any of the sales-type lease or direct financing lease criteria per ASC 842 and are recognized ratably over the duration of the lease. In accordance with these contracts, customers only make payments when consumables are ordered and delivered thus making these payments variable by nature. The Company estimates the expected volume of consumables to be purchased by each customer over the lease term to measure and recognize rental and consumables revenue.

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

Contribution Revenue

The government contract with BARDA was considered a government grant and not considered a contract with a customer and thus not subject to ASC 606. Revenue under the government BARDA contract was earned under a cost-sharing arrangement in which the Company was reimbursed for direct costs incurred plus allowable indirect costs. The government contract revenue was recognized as the related reimbursable expenses were incurred. The cost reimbursement that was reported as revenue was presented gross of the related reimbursable expenses in the Company’s condensed consolidated statements of operations and comprehensive loss; the related reimbursable expenses were expensed as incurred as research and development expense. The Company accounted for these contracts as a government grant by analogy to International Accounting Standards 20 (“IAS 20”), Accounting for Government Grants and Disclosure of Government Assistance.

The BARDA contract expired in September 2023.

Disaggregation of Revenue

The Company disaggregates revenue from contracts with customers by type of products and services, as it best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. The following table disaggregates our revenue by major source (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Product revenue
Instruments	263	616	1,135	1,849
Consumables	1,038	1,822	3,453	6,442
Instrument rentals	17	5	121	74
Service	154	198	382	679
Total product revenue	1,472	2,641	5,091	9,044
Contribution revenue	—	1,036	423	7,778
Total revenue	$1,472	$3,677	$5,514	$16,822

Remaining Performance Obligations

Under ASC 606, the Company is required to disclose the aggregate amount of the transaction price that is allocated to unsatisfied or partially satisfied performance obligations as of September 30, 2023. However, the guidance provides certain practical expedients that limit this requirement, and therefore, the Company has elected to not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less. The nature of the excluded unsatisfied performance obligations pursuant to the practical expedient include consumable shipments, service contracts, warranties and installation services that will be performed within one year. The amount of the transaction price that is allocated to unsatisfied or partially satisfied performance obligations, that has not yet been recognized as revenue and that does not meet the elected practical expedient is $0.1 million as of September 30, 2023. The Company expects to recognize 61% of this amount as revenue within one year and the remainder within three years.

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

Contract Assets and Liabilities

The Company's contract assets represent revenue recognized for performance obligations in advance of invoicing at the contract level based on the transaction price allocated to the respective performance obligations. The opening and closing balances of the Company's contract assets were $0.1 million and $0.1 million for the nine months ended September 30, 2023, respectively, and $0.0 million and $0.1 million for the nine months ended September 30, 2022, respectively.

The Company’s contract liabilities consist of upfront payments for research and development contracts and maintenance services on instrument sales. Contract liabilities are classified in deferred revenue as current or non-current based on the timing of when revenue is expected to be recognized. The opening and closing balances of the Company's contract liabilities were $0.2 million and $0.3 million for the nine months ended September 30, 2023, respectively, and $0.5 million and $0.2 million for the nine months ended September 30, 2022, respectively. Revenue recognized during the nine months ended September 30, 2023 relating to contract liabilities on December 31, 2022 was $0.2 million and related to straight-line revenue recognition associated with maintenance agreements.

Accounts Receivable, Net

The opening and closing balances of the Company's accounts receivable, net were $2.2 million and $1.1 million for the nine months ended September 30, 2023, respectively, and $5.1 million and $1.6 million for the nine months ended September 30, 2022, respectively.

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

Impairment of Long-lived Assets

The Company reviews long‑lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment is evaluated by comparing the carrying value of the long-lived assets with the estimated future net undiscounted cash flows expected to result from the use of the assets, including cash flows from disposition. Should the sum of the expected future net cash flows be less than the carrying value, the Company would recognize an impairment loss at that date. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value, or the estimated discounted future cash flows, of the long-lived assets.

For the three months ended September 30, 2023, we determined a triggering event occurred that required us to evaluate our long-lived assets for impairment. As a result, the Company recorded a loss on the impairment of property and equipment of $2.5 million for the three and nine months ended September 30, 2023.

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

3. Fair Value Measurements

The Company measures the following financial assets at fair value on a recurring basis. There were no transfers between levels of the fair value hierarchy during any of the periods presented. The following tables set forth the Company’s financial assets and liabilities carried at fair value categorized using the lowest level of input applicable to each financial instrument as of September 30, 2023 and December 31, 2022 (in thousands):

	Balance at September 30, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Warrant liabilities	$1,168	$—	$1,168	$—
Derivative liability related to Term Loan	652	—	—	652
	$1,820	$—	$1,168	$652

	Balance at December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Warrant liabilities	$39	$—	$39	$—
Derivative liability related to Term Loan	1,088	—	—	1,088
	$1,127	$—	$39	$1,088

The Company maintains money market accounts classified as restricted cash, which are Level 1 assets, for $0.6 million on September 30, 2023 and $1.6 million on December 31, 2022 (Note 4).

The Company estimated the fair value of the warrant issued in conjunction with the Series A Redeemable Convertible Preferred Stock in August of 2022 (the “Series A Warrant”) (Note 8) using the Black-Scholes Model, which uses multiple inputs including the Company’s stock price, the exercise price of the warrant, volatility of the Company’s stock price, the risk-free interest rate and the expected term of the warrant.

The estimated fair value of the Series A Warrant on September 30, 2023 was determined using the following assumptions:

Risk-free interest rate	4.66%
Expected dividend yield	0.00%
Expected volatility	146.00%
Expected term	4.38

The Company estimated the fair value of the Common Stock Warrant issued in February of 2023 (the “Common Stock Warrant”) (Note 8) using both the Black-Scholes Model and Monte Carlo simulation methods to model different potential settlement outcomes. These models use multiple inputs including the Company’s stock price, the exercise price of the warrant, volatility of the Company’s stock price, the risk-free interest rate and the expected term of the warrant. Such inputs may vary depending on the model applied and the underlying scenario assumptions. Key inputs included the warrant exercise price of $108.00 per share, a risk-free interest rate of 4.66%, expected volatility ranging from 146% to 268%, an expected dividend yield of 0.00%, a stock price of $26.73 (adjusted to reflect volume weighting) and an expected term ranging from zero years to 4.38 years, depending on the simulation.

The following table provides a roll-forward of the fair value of the Common Stock Warrants (in thousands):

Balance on December 31, 2022	$—
Issuance of Common Stock Warrant	7,568
Settlement due to cashless exercise	(938)
Change in fair value	1,326
Balance on March 31, 2023	$7,956
Issuance of Common Stock Warrant	—
Settlement due to cashless exercise	(510)
Change in fair value	(7,178)
Balance on June 30, 2023	$268
Issuance of Common Stock Warrant	—
Settlement due to cashless exercise	(32)
Change in fair value	924
Balance on September 30, 2023	$1,160

The Company has a derivative instrument related to its Term Loan Agreement (Note 6) that requires the Company to pay additional interest of 4% per annum upon an event of default or if any obligation other than the unpaid principal amount of the Term Loan is not paid when due. Fair value is determined quarterly. The fair value on September 30, 2023 and December 31, 2022 is $0.7 million and $1.1 million, respectively, and is classified as a current liability on the balance sheet on September 30, 2023 and a non-current liability on December 31, 2022, to match the classification of the related Term Loan Agreement (Note 6).

The estimated fair value of the derivative on September 30, 2023 was determined using a probability-weighted discounted cash flow model that includes contingent interest payments under the following scenarios:

Probability
4% contingent interest beginning in Q2 2024	50%

The following table provides a roll-forward of the fair value of the derivative liability related to the Term Loan (in thousands):

Balance on December 31, 2022	$1,088
Change in fair value of derivative related to Term Loan	770
Balance on March 31, 2023	$1,858
Change in fair value of derivative related to Term Loan	(1,022)
Balance on June 30, 2023	$836
Change in fair value of derivative related to Term Loan	(184)
Balance on September 30, 2023	$652

The Company is required to disclose the fair value and the level within the fair value hierarchy for financial instruments that are not measured at fair value on a recurring basis. For certain financial instruments, including accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses, the carrying amounts approximate their fair values as of September 30, 2023 and December 31, 2022 because of their short-term nature. Cash and cash equivalents were classified as Level 1 and all other financial instruments were classified as Level 2 within the fair value hierarchy. The Company used Level 3 inputs to measure the fair value of its Term Loan Agreement. Based on these measurements, the Company concluded that the carrying value of the Term Loan Agreement approximates its fair value on September 30, 2023.

4. Restricted Cash

The Company is required to maintain security deposits for its office lease agreements. On December 31, 2022, the Company had lease security deposits, invested in money market accounts, aggregating $1.6 million. In January 2023 one of these deposits of $1.0 million was claimed by a landlord as compensation for a lease dispute (Note 14). The remaining collateral deposits aggregated $0.6 million as of September 30, 2023.

5. Supplemental Balance Sheet Information

Inventories, net

Inventories, net are stated at the lower of cost or net realizable value on a first-in, first-out basis and are comprised of the following (in thousands):

	September 30, 2023	December 31, 2022
Raw materials	$2,442	$2,004
Work-in-process	1,162	1,176
Finished goods	677	1,105
Total inventories, net	$4,281	$4,285

Property and Equipment, net

Property and equipment, net consist of the following (in thousands):

	September 30, 2023	December 31, 2022
Office and computer equipment	$710	$757
Software	778	783
Laboratory equipment	5,104	5,570
Furniture	198	197
Manufacturing equipment	1,109	1,454
Manufacturing tooling and molds	371	494
T2-owned instruments and components	4,061	4,052
Leased T2-owned instruments	967	1,014
Leasehold improvements	3,608	3,784
Construction in progress	—	685
	16,906	18,790
Less accumulated depreciation and amortization	(14,864)	(14,257)
Property and equipment, net	$2,042	$4,533

Construction in progress is primarily comprised of equipment that has not been placed in service. T2-owned instruments and components is primarily comprised of instruments that will be used for internal research and development, clinical studies and reagent rental agreement with customers. Depreciation expense, a component of cost of product revenue, from instruments under the T2-owned reagent rental pool was $0.1 million for the three months ended September 30, 2023 and immaterial for the three months ended September 30, 2022. Depreciation expense from instruments under the T2-owned reagent rental pool was $0.2 million and $0.1 million for the nine months ended September 30, 2023 and 2022, respectively.

Total depreciation expense for T2-owned instruments used for internal research and development and clinical studies is recorded as a component of research and development expense. Depreciation and amortization expense of $0.1 million and $0.3 million was charged to operations for the three months ended September 30, 2023 and 2022, respectively. Depreciation and amortization expense of $0.8 million was charged to operations for the nine months ended September 30, 2023 and 2022.

For the three months ended September 30, 2023, we determined a triggering event occurred that required us to evaluate our long-lived assets for impairment. The triggering event was the reassessment of the Company’s sales demand forecast. We evaluated our long-lived assets by our two asset groups, which are T2-owned assets that are placed at customer sites as rental instruments and all other assets which support the Company’s product research and manufacturing. As a result of the evaluation, the Company recorded impairment charges for T2-owned non-lease instruments and reagent manufacturing assets. T2-owned non-lease instruments were evaluated based on average historical sale prices for refurbished instruments. Reagent manufacturing assets were evaluated based on estimated cash flows from projected reagent test sales using historical margins and commission rates. The Company recorded a total loss on impairment of property and equipment of $2.5 million for the three and nine months ended September 30, 2023.

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	September 30, 2023	December 31, 2022
Accrued payroll and compensation	$3,230	$2,930
Accrued clinical trial and development expenses	731	1,097
Accrued professional services	568	1,626
Accrued interest	—	1,009
Other accrued expenses	425	607
Total accrued expenses and other current liabilities	$4,954	$7,269

Accrued professional services on December 31, 2022 includes a $1.0 million estimated liability related to the Billerica, Massachusetts lease (Note 14).

6. Notes Payable

Term Loan Agreement

In December 2016, the Company entered into the Term Loan Agreement with CRG. The Company initially borrowed $40.0 million under the Term Loan Agreement and had the ability to borrow an additional $10.0 million upon receiving specified clearance for the marketing of T2Bacteria by April 30, 2018 (the “Approval Milestone”). The Company agreed to pay (1) a financing fee based on the amount of principal drawn and (2) a final payment fee based on the principal outstanding upon repayment. The debt discount related to the financing fee and the fees paid to CRG are being amortized over the loan term as interest expense. The final payment fee is accrued as interest expense and is classified consistent with the classification of the Term Loan.

The Term Loan’s principal is prepayable at any time partially or in full without a prepayment penalty. Borrowings are collateralized by a lien on substantially all Company assets, including intellectual property. The Term Loan Agreement provides for affirmative and negative covenants, including a requirement to maintain a minimum cash balance of $5.0 million. The Term Loan Agreement includes a subjective acceleration clause whereby an event of default, including a material adverse change in the business, operations, or conditions (financial or otherwise), could result, at CRG’s discretion, in the acceleration of the obligations under the Term Loan Agreement. Under certain circumstances, a default interest rate of an additional 4.0% per annum may apply, at CRG’s discretion, on all outstanding obligations during the occurrence and continuance of an event of default.

The Term Loan originally had a six-year term, with three years of interest-only payments accruing at a fixed rate of 12.5%, of which 4.0% could be paid in-kind by increasing the principal balance. After achievement of the Approval Milestone, such rates would be reduced and a fourth year of interest-only payments would be granted, after which quarterly payments of principal and interest would be owed through the December 30, 2022 maturity date. Upon achievement of certain performance metrics, the loan would be converted to interest-only until its maturity, at which time all unpaid principal and interest would be due and payable.

In connection with the Term Loan Agreement, the Company issued warrants to CRG to purchase a total of 105 shares of the Company’s common stock, exercisable any time prior to December 30, 2026.

Amendments

The Term Loan Agreement has been amended nine times. As a result of those amendments, certain terms of the Term Loan have been revised as follows:

•
In 2018, upon the Company’s achievement of the Approval Milestone, interest on borrowings began accruing at 11.50% per year, 8% of which is payable in cash quarterly and 3.5% of which is deferred and added to principal until maturity.
•
In 2019:
▪
The final payment fee was increased from 8% to 10% of the principal outstanding upon repayment.
▪
The Company issued additional warrants to CRG to purchase 113 shares of its common stock, exercisable any time prior to September 9, 2029 at an exercise price of $7,750.00 per share, with provisions for termination upon a change of control or a sale of all or substantially all of the assets of the Company (these warrants, along with the 105 warrants previously issued to CRG, are collectively referred to as the “CRG Warrants”).
▪
The Company reduced the exercise price for the warrants previously issued to CRG to $7,750.00.
•
In 2022, the principal maturity date was extended to December 30, 2024, and the Term Loan’s interest-only payment period was extended until that maturity date.
•
In 2023:
▪
The Company and CRG entered into a waiver and consent that reduced the minimum liquidity covenant to $500,000 until December 31, 2023 (see discussion below regarding the subsequent event).
▪
CRG waived certain specified events of default associated with the Company’s issuance of shares of Series A Redeemable Convertible Preferred Stock in August 2022 and the subsequent redemption (See Note 8).
▪
Subsequent to September 30, 2023, the interest-only period and maturity of the Term Loan were extended to December 31, 2025 and the $500,000 liquidity covenant was made permanent (See Note 15).

In July 2023, CRG canceled $10.0 million of the Term Loan’s principal in exchange for 483,457 shares of common stock and 93,297 shares of Series B Convertible Preferred Stock.

The warrants to purchase 218 shares of the Company’s common stock remain outstanding on September 30, 2023. There were no covenant violations during the three and nine months ended September 30, 2023.

Amendments made in February 2022 and November 2022 and the partial principal cancellation in July 2023 were accounted for as troubled debt restructurings. For all restructurings, at the time of the restructuring the future undiscounted cash outflows required under the amended agreement exceeded the carrying value of the debt and no gain was recognized as a result of the restructurings. The effects of each restructuring were accounted for prospectively.

Classification and Subsequent Event

The Term Loan Agreement with CRG was classified as a non-current liability on December 31, 2022. In May 2023, the Company received a modification and waiver reducing the Term Loan’s minimum cash covenant from $5.0 million to $500,000 until December 31, 2023. In addition, in October 2023, the interest-only period and maturity of the Term Loan were extended to December 31, 2025, and the $500,000 liquidity covenant was made permanent. Because management believes it is probable that the Company will not be able to comply with the covenant through September 30, 2024 unless additional funds are raised, the Company concluded that the Term Loan and related liabilities should be classified as current on September 30, 2023.

Future Payments

Future principal payments on the notes payable are as follows (in thousands):

	September 30, 2023	December 31, 2022
Term Loan Agreement including PIK interest, before unamortized discount and issuance costs	$42,910	$53,453
Less: unaccrued paid-in-kind interest	(1,857)	(3,647)
Less: unamortized discount and deferred issuance costs	(146)	(155)
Total notes payable	$40,907	$49,651

7. Preferred Stock

Series A Redeemable Preferred Stock

On July 5, 2023, the Company issued Series A Redeemable Preferred Stock (the “Series A Preferred Stock”) to help effect a Reverse Stock Split Proposal. Subject to the terms and conditions of a Securities Purchase Agreement, the Company agreed to issue and sell to CRG 1,000 shares of newly designated Series A Preferred Stock, par value $0.001 per share, for a total purchase price of $100.00. A “Reverse Stock Split Proposal” means any proposal approved by the Company’s Board of Directors and submitted to the Company’s stockholders to adopt an amendment(s) to the Company’s Amended and Restated Certificate of Incorporation to combine the outstanding shares of common stock into a smaller number of shares of common stock at a ratio to be specified.

Voting Rights

Shares of the Series A Preferred Stock had the right to vote only on any Reverse Stock Split Proposal and as may have been required by law. The Series A Preferred Stock represented an aggregate of 400,000,000 votes, and CRG agreed to vote in the same proportion as shares of common stock of the Company were voted on any Reverse Stock Split Proposal.

Redemption

The Series A Preferred Stock were redeemable (i) at any time if such redemption was ordered by the Board of Directors in its sole discretion, automatically and effective on such time and date specified by the Board of Directors in its sole discretion, or (ii) automatically immediately following the approval by the stockholders of the Company of a Reverse Stock Split Proposal at a redemption price of $100.00. On September 15, 2023, the Company’s stockholders voted to approve an amendment to the Company’s Amended and Restated Certificate of Incorporation to effect a reverse stock split of the Company’s common stock, par value $0.001 per share, at a reverse split ratio ranging from any whole number between and including 1-for-50 and 1-for-150, with the exact ratio to be determined at the discretion of the Board of Directors of the Company. As a result of that stockholder vote, the Series A Preferred Stock was redeemed on September 15, 2023, for $100. Upon its redemption, the Company’s Series A Preferred Stock ceased to be outstanding.

Series B Convertible Preferred Stock

On July 3, 2023, in conjunction with an agreement it reached with CRG to cancel $10.0 million of its Term Loan principal, the Company issued to CRG (i) an aggregate of 483,457 shares of common stock at a purchase price of $7.06 per share for a total purchase price of $3.4 million, and (ii) an aggregate of 93,297 shares of newly designated Series B Convertible Preferred Stock (the “Series B Preferred Stock”), par value $0.001 per share, at a purchase price of $70.60 per share (the “Stated Value”) for a total purchase price of $6.6 million.

Dividends

Holders of Series B Preferred Stock are entitled to receive dividends on such shares (other than common stock dividends) equal (on an as-if-converted-to-common-stock basis) to and in the same form as dividends actually paid on shares of the common stock when, as and if such dividends are paid on shares of the common stock. No other dividends shall be paid on shares of Series B Preferred Stock. All declared but unpaid dividends on shares of Series B Preferred Stock will increase the Stated Value of such shares, but when such dividends are actually paid any such increase in the Stated Value will be rescinded.

Voting Rights

Except as may be required by law, the Series B Preferred Stock has no voting rights. However, as long as any shares of Series B Preferred Stock are outstanding, the Company shall not, without the affirmative vote of the holders of a majority of the then outstanding shares of the Series B Preferred Stock, (i) alter or change adversely the powers, preferences or rights given to the Series B Preferred Stock, (ii) increase or decrease (other than by conversion) the number of authorized shares of Series B Preferred Stock, or (iii) enter into any agreement with respect to any of the foregoing.

Liquidation Preference

The Series B Preferred Stock ranks (i) senior to any class or series of capital stock of the Corporation hereafter created specifically ranking by its terms junior to any Series B Preferred Stock (collectively, the “Junior Securities”); (ii) on parity with the common stock; (iii) on parity with any class or series of capital stock of the Company hereafter created specifically ranking by its terms on parity with the Series B Preferred Stock (together with the common stock, the “Parity Securities”); and (iv) junior to any class or series of capital stock of the Company hereafter created specifically ranking by its terms senior to any Series B Preferred Stock (“Senior Securities”), in each case, as to distributions of assets upon liquidation, dissolution or winding up of the Company, whether voluntarily or involuntarily (a “Liquidation”). No Junior Securities, Parity Securities or Senior Securities existed at September 30, 2023.

In a Liquidation, the Series B Preferred Stockholder will, subject to the prior and superior rights of the holders of any Senior Securities, be entitled to receive, in preference to any distributions of any of the assets or surplus funds of the Company to the holders of the Junior Securities and pari passu with any distribution to the holders of Parity Securities, an equivalent amount of any distributions as would be paid on the common stock underlying the Series B Preferred Stock, determined on an as-converted basis (without regard to any limitations on conversion), plus an additional amount equal to any dividends declared but unpaid on such shares, before any payments shall be made or any assets distributed to holders of any class of Junior Securities.

Conversion Rights

Each share of Series B Preferred Stock is convertible, at any time and from time to time from and after the Reverse Split Amendment has been filed with the Secretary of State of the State of Delaware, at the option of the holder thereof, into a number of shares of common stock equal to the product of the Conversion Ratio (which is the $70.60 Stated Value of such shares divided by the $7.06 Conversion Price, subject to adjustment) and the number of shares of Series B Preferred Stock to be converted. The Reverse Split Amendment was filed on October 12, 2023. The conversion feature is subject to certain beneficial ownership limitations. The Conversion Price also is subject to adjustment for stock dividends and stock splits.

8. Warrants

Series A Warrant

On August 15, 2022, the Company issued an aggregate of 3,000 shares of Series A Redeemable Convertible Preferred Stock with a par value of $0.001 per share and the Series A Warrant to purchase up to an aggregate of 428 shares of common stock of the Company at an exercise price of $750.00 per share (such number of shares and exercise price are adjusted for the reverse stock split described in Note 2) for an aggregate subscription amount equal to $0.3 million, before deducting estimated offering expenses payable by the

Company. In the fourth quarter of 2022, the Series A Redeemable Convertible Preferred Stock was redeemed. The Series A Warrant became exercisable on February 15, 2023 and expires on February 15, 2028. The Series A Warrant contains certain anti-dilution provisions to protect the holder.

On February 17, 2023, the Company issued and sold shares of common stock, pre-funded warrants to purchase common stock and warrants to purchase common stock to an underwriter pursuant to an underwriting agreement (see discussion below). The terms of that offering triggered an adjustment to the exercise price of the Series A Warrant to $54.00 effective as of February 17, 2023.

The Company is required to measure the Series A Warrant at fair value at inception and in subsequent reporting periods with changes in fair value recognized in change in fair value of warrant liabilities in the period of change in the condensed consolidated statements of operations and comprehensive loss. The fair value of the liability related to the Series A Warrant at inception was $0.4 million. The Series A Warrant was not exercised as of September 30, 2023 and remains outstanding. The change in fair value during the three and nine months ended September 30, 2023 was immaterial.

Pre-Funded Warrants and Common Stock Warrants

On February 17, 2023, the Company sold 90,185 shares of $0.001 par value common stock, 20,925 Pre-Funded Warrants and 222,222 Common Stock Warrants through an offering underwritten by Craig-Hallum Capital Group LLC. Each of the shares and Pre-Funded Warrants were sold in combination with an accompanying Common Stock Warrant to purchase two shares of the Company’s common stock. The combined purchase price for each share and accompanying Common Stock Warrant is $108.00, and for each Pre-Funded Warrant and accompanying Common Stock Warrant is $107.90, which was equal to the combined purchase price for each share and accompanying Common Stock Warrant sold in the offering, minus the Pre-Funded Warrant’s exercise price per share of $0.10.

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

The Pre-Funded Warrants had (i) an exercise price per share of common stock equal to $0.10 or (ii) a cashless exercise option, with the number of shares received determined according to the formula set forth in the Pre-Funded Warrant. The Pre-Funded Warrants were exercisable upon issuance and did not expire. The exercise price and the number of shares of common stock issuable upon exercise of the Pre-Funded Warrants was subject to adjustment in the event of certain stock dividends and distributions, splits, combinations, reclassifications or similar events affecting the common stock. Holders of Pre-Funded Warrants participated in any distributions to common stockholders as if the holders had exercised the Pre-Funded Warrants.

The Company determined that the Pre-Funded Warrants were indexed to the Company’s own stock and met the requirements for equity classification. Proceeds allocated to such warrants totaled $0.8 million. No Pre-Funded Warrants remain outstanding on September 30, 2023.

The Common Stock Warrants have (i) an exercise price per share of common stock equal to $108.00 per share, (ii) a cashless exercise option if, at the time of exercise, there is no effective registration statement registering or the prospectus is not available for the issuance of the warrant shares to the holder, with the number of shares received determined according to the formula set forth in the Common Stock Warrant or (iii) an alternate cashless exercise option, which became exercisable on March 15, 2023, equal to the product of (x) the aggregate number of shares of common stock that would be issuable upon a cash exercise and (y) 0.5. The Common Stock Warrants are exercisable upon issuance and expire on February 17, 2028. The exercise price and the number of shares of common stock issuable upon exercise of the Common Stock Warrants is subject to adjustment in the event of certain stock dividends and distributions, splits, combinations, reclassifications or similar events affecting the common stock. Holders of the Common Stock Warrants will participate in any distributions to common stockholders as if the holders had exercised the Common Stock Warrants. The Common Stock Warrants are redeemable upon the occurrence of a Fundamental Transaction (as defined in the Common Stock Purchase Warrant Agreement).

The Company determined that the Common Stock Warrants are not indexed to the Company’s own stock and therefore are precluded from equity classification. In addition, the Common Stock Warrant liability meets the definition of a derivative instrument. The Common Stock Warrants will be measured at fair value at inception and in subsequent reporting periods with changes in fair value recognized in income as change in fair value of warrant liabilities in the period of change in the condensed consolidated statements of operations and comprehensive loss. The fair value of the Common Stock Warrant liability at inception was $7.6 million. During the third quarter of 2023, 1,851 Common Stock Warrants were exercised pursuant to the cashless exercise option resulting in the issuance of 925 shares of common stock. On September 30, 2023, 66,665 Common Stock Warrants remain outstanding. The change in fair value after issuance consisted of an expense of $0.9 million and a reduction of expense of $5.0 million during the three and nine months ended September 30, 2023, respectively.

The Company has also issued certain warrants in conjunction with its Term Loan Agreement. See Note 6.

9. Stockholders’ Deficit

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

Equity Distribution Agreement

On March 31, 2021, the Company entered into an Equity Distribution Agreement with Canaccord Genuity (the “Equity Distribution Agreement”), through which the Company may sell up to $75.0 million of gross proceeds of common stock. In July 2023, the Company filed an amendment to the prospectus supplement relating to the offer and sale of shares under the Equity Distribution Agreement to increase the maximum amount of shares that the Company may sell pursuant to its Equity Distribution Agreement with Canaccord Genuity by $65 million. At the time of the amendment, the Company had sold shares of its common stock for gross proceeds of $71.3 million.

Canaccord, as agent, sells shares at the Company’s request through “at the market” offerings, subject to shelf limitations, in negotiated transactions at market prices prevailing at the time of sale or at prices related to such prevailing market prices, or by any other method permitted by law, including negotiated transactions. Canaccord receives a fee of 3% of gross proceeds of common stock sold under the Equity Distribution Agreement for its services. Legal and accounting fees from sales under the Equity Distribution Agreement are charged to share capital. Under the Equity Distribution Agreement, the Company sold 1,015,385 shares of common stock during the three months ended September 30, 2023 for net proceeds of $21.7 million, and 30,805 shares of common stock during the three months ended September 30, 2022 for net proceeds of $22.2 million. Under the Equity Distribution Agreement, the Company sold 3,167,968 shares of common stock during the nine months ended September 30, 2023 for net proceeds of $41.0 million, and 36,687 shares of common stock during the nine months ended September 30, 2022 for net proceeds of $28.1 million.

10. Stock-Based Compensation

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

2014 Stock Incentive Plan

The Company’s 2014 Incentive Award Plan (“2014 Plan”, and together with the 2006 Plan, the “Stock Incentive Plans”), which was amended and restated in October 2023, provides for the issuance of shares of common stock in the form of stock options, awards of restricted stock, awards of restricted stock units, performance awards, dividend equivalent awards, stock payment awards and stock appreciation rights to directors, officers, employees and consultants of the Company. Since the establishment of the 2014 Plan, the Company has primarily granted stock options and restricted stock units. Generally, stock options are granted with exercise prices equal to or greater than the fair value of the common stock on the date of grant, expire no later than 10 years from the date of grant, and vest over various periods not exceeding 4 years.

The number of shares reserved for future issuance under the 2014 Plan is the sum of (1) 164 shares, (2) any shares that were granted under the 2006 Plan which are forfeited, lapse unexercised or are settled in cash subsequent to the effective date of the 2014 Plan and (3) an annual increase on the first day of each calendar year beginning January 1, 2015 and ending on January 1, 2026, equal to the lesser of (A) 4% of the shares outstanding (on an as-converted basis) on the final day of the immediately preceding calendar year and (B) such smaller number of shares determined by the Company’s board of directors; provided, however, no more than 35 million shares may be issued upon the exercise of incentive stock options. As of September 30, 2023, there were 1,962 shares available for future grant under the 2014 Plan.

Inducement Award Plan

The Company’s Amended and Restated Inducement Award Plan (“Inducement Plan”), which was adopted in March 2018 without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq listing rules (“Rule 5635(c)(4)”) and most recently amended and restated in February 2023, provides for the grant of equity awards to new employees, including options, restricted stock awards, restricted stock units, performance awards, dividend equivalent awards, stock payment awards and stock appreciation rights. In accordance with Rule 5635(c)(4), awards under the Inducement Plan may only be made to a newly hired employee who has not previously been a member of the Company’s Board of Directors, or an employee who is being rehired following a bona fide period of non-employment by us as a material inducement to the employee’s entering into employment with us. The aggregate number of shares of common stock which may be issued or transferred pursuant to awards under the Inducement Plan is 6,925 shares. Any awards that forfeit, expire, lapse, or are settled for cash without the delivery of shares to the holder are available for the grant of an award under the Inducement Plan. Any shares repurchased by or surrendered to the Company that are returned shall be available for the grant of an award under the Inducement Plan. The payment of dividend equivalents in cash in conjunction with any outstanding award shall not be counted against the shares available for issuance under the Inducement Plan. As of September 30, 2023, there were 5,473 shares available for future grant under the Inducement Plan.

Stock Options

The aggregate fair value of stock options granted during the nine months ended September 30, 2023 was immaterial. During the nine months ended September 30, 2022, the Company granted stock options with an aggregate fair value of $0.6 million, which are being amortized into compensation expense over the vesting period of the options as the services are being provided.

The following is a summary of option activity under the Stock Incentive Plans and Inducement Plan (in thousands, except share and per share amounts):

	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value
Outstanding on December 31, 2022	1,674	$13,855.94	5.93	$—
Granted	404	30.84
Exercised	—	—
Forfeited	(303)	1,245.82
Cancelled	(202)	13,738.32
Outstanding on September 30, 2023	1,573	$12,749.32	6.13	$3
Exercisable on September 30, 2023	1,183	$16,274.86	5.28	$—
Vested or expected to vest on September 30, 2023	1,490	$13,386.78	5.96	$2

There were no options exercised in the nine months ended September 30, 2023 and 2022. The weighted-average grant date fair values of stock options granted in the nine months ended September 30, 2023 and 2022 was $26.30 per share and $1,758.00 per share, respectively, and were calculated using the following estimated assumptions:

	Nine Months Ended September 30,
	2023	2022
Weighted-average risk-free interest rate	3.88%	2.27%
Expected dividend yield	—%	—%
Expected volatility	118%	106%
Expected terms	6.0 years	6.0 years

The total fair values of options that vested during the nine months ended September 30, 2023 and 2022 were $0.8 million and $1.4 million, respectively.

As of September 30, 2023, there was $0.5 million of total unrecognized compensation cost related to non-vested stock options granted under the Stock Incentive Plans and Inducement Plan. Total unrecognized compensation cost will be adjusted for future changes in the estimated forfeiture rate. The Company expects to recognize that cost over a remaining weighted-average period of 1.2 years as of September 30, 2023.

Restricted Stock Units

During the nine months ended September 30, 2023, the Company awarded restricted stock units to certain employees and directors at no cost to them. The restricted stock units, excluding any restricted stock units with market conditions, vest through the passage of time, assuming continued service. Restricted stock units are not included in issued and outstanding common stock until the underlying shares are vested and released. The fair value of the restricted stock units, at the time of the grant, is expensed on a straight-line basis. The granted restricted stock units had an aggregate fair value of $0.2 million, which are being amortized into compensation expense over the vesting period of the restricted stock units as the services are being provided.

The following is a summary of restricted stock unit activity under the 2014 Plan and Inducement Plan:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Nonvested on December 31, 2022	2,006	$4,473.87
Granted	3,799	63.24
Vested	(819)	4,658.82
Forfeited	(1,441)	444.37
Nonvested on September 30, 2023	3,545	$1,342.43

As of September 30, 2023, there was $3.1 million of total unrecognized compensation cost related to nonvested restricted stock units granted. Total unrecognized compensation cost will be adjusted for future changes in the estimated forfeiture rate. The Company expects to recognize that cost over a remaining weighted-average period of 0.9 years, as of September 30, 2023.

Employee Stock Purchase Plan

Under the 2014 Employee Stock Purchase Plan (the “2014 ESPP”) participants may purchase the Company’s common stock during semi-annual offering periods at 85% of the lower of (i) the market value per share of common stock on the first day of the offering period or (ii) the market value per share of the common stock on the purchase date. Each participant can purchase up to a maximum of $25,000 per calendar year in fair market value as calculated in accordance with applicable tax rules. The first offering period began on August 7, 2014. Stock-based compensation expense from the 2014 ESPP was immaterial and $0.1 million for the three months ended September 30, 2023 and 2022, respectively. Stock-based compensation expense from the 2014 ESPP was immaterial and $0.3 million for the nine months ended September 30, 2023 and 2022, respectively.

The 2014 ESPP, which was amended and restated effective October 2023, provides for the issuance of up to 400,000 shares of the Company’s common stock to eligible employees. On September 30, 2023, there were 128 shares available for issuance under the 2014 ESPP.

Stock-Based Compensation Expense

The following table summarizes the stock-based compensation expense resulting from awards granted under Stock Incentive Plans, the Inducement Plan and the 2014 ESPP, that was recorded in the Company’s results of operations for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of product revenue	$5	$64	$120	$309
Research and development	110	230	512	851
Selling, general and administrative	760	1,060	2,989	4,280
Total stock-based compensation expense	$875	$1,354	$3,621	$5,440

For the three and nine months ended September 30, 2023 and 2022, stock-based compensation expense capitalized as part of inventory or T2Dx Instruments and components was immaterial.

11. Net Loss Per Share

The Company applies the two-class method for computing earnings per share because its Series A Warrants, Pre-Funded Warrants and Common Stock Warrants are participating securities. Because the Company incurred a net loss for the three and nine months ended September 30, 2023 and 2022, and the holders of the participating securities do not have the contractual obligation to share in the losses of the Company, none of the net loss attributable to common stockholders was allocated to the participating securities when computing earnings per share. The basic and diluted net loss per share calculation includes the Series B Convertible Preferred Shares, on an if-converted basis, given that these instruments have essentially the same economic rights and privileges as the currently outstanding common stock.

The Pre-Funded Warrants allowed the holders to acquire a specified number of common shares at a nominal exercise price of $0.10 per share and were classified as equity. Since the shares underlying the Pre-Funded Warrants were exercisable for little or no consideration, the underlying shares were considered outstanding at the issuance of the Pre-Funded Warrants for purposes of calculating the weighted-average number of shares of common stock outstanding in basic and diluted earnings per share for common stock. At September 30, 2023, none of the Pre-Funded Warrants were outstanding.

For the three and nine months ended September 30, 2022, the net loss attributable to common stockholders was increased by $0.3 million to reflect the deemed dividend paid to holders of the Series A Redeemable Convertible Preferred Stock to accrete the carrying amount of that preferred stock to its redemption value.

The following shares were excluded from the calculation of diluted net loss per share applicable to common stockholders, prior to the application of the treasury stock or if-converted methods, because their effect would have been anti-dilutive for the periods presented:

	Three and Nine Months Ended September 30,
	2023	2022
Options to purchase common shares	1,573	1,932
Restricted stock units	3,545	2,243
Term Loan Warrants	218	218
Series A Warrant	428	428
Common Stock Warrants	66,665	—
Total	72,429	4,821

The Series A Redeemable Convertible Preferred Stock was redeemed on October 26, 2022.

Note that all net loss per share computations for all periods presented reflect the changes in the number of shares resulting from the 1-for-100 reverse stock split that was approved by shareholders on September 15, 2023 and became effective as of October 12, 2023.

12. U.S. Government Contract

In September 2019, BARDA awarded the Company a milestone-based product development contract, with an initial value of $6.0 million, and a potential value of up to $69.0 million, which was amended with Option 3 to $62.0 million due to a change in scope, if BARDA exercises all contract options (the “U.S. Government Contract”). BARDA operates within the Office of the Assistant Secretary for Preparedness and Response (“ASPR”) at the U.S. Department of Health and Human Services (“HHS”). If BARDA exercises and the Company completes all options, the Company’s management believes it will enable a significant expansion of the Company’s current portfolio of diagnostics for sepsis-causing pathogen and antibiotic resistance genes. In September 2020, BARDA exercised the first contract option valued at $10.5 million. In September 2021, BARDA exercised an option valued at approximately $6.4 million.

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

The Company recorded contribution revenue of $0.0 million and $1.0 million for the three months ended September 30, 2023 and 2022, respectively, under the BARDA contract. The Company recorded contribution revenue of $0.4 million and $7.8 million for the nine months ended September 30, 2023 and 2022, respectively, under the BARDA contract.

The Company had no outstanding accounts receivable on September 30, 2023 and unbilled accounts receivable of $0.7 million on December 31, 2022, respectively, under the BARDA contract.

The BARDA contract expired in September 2023.

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

In August 2010, the Company entered into an operating lease for office and laboratory space at its headquarters in Lexington, Massachusetts. The lease commenced in January 2011, with the Company providing a security deposit of $400,000. In accordance with the operating lease agreement, the Company reduced its security deposit to $160,000 in January 2018, which is recorded as restricted cash in the condensed consolidated balance sheets. In March 2017, the Company entered into an amendment to extend the term to December 2021. In October 2020, the Company entered into an amendment to extend the term to December 31, 2028. In accordance with the October 2020 amendment, the Company increased its security deposit to $420,438, which is classified as restricted cash on September 30, 2023 and December 31, 2022.

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

In November 2014, the Company entered into a lease for additional laboratory space in Lexington, Massachusetts. The lease term commenced in April 2015 and extended for six years. The rent expense, inclusive of the escalating rent payments, is recognized on a straight-line basis over the lease term. As an incentive to enter into the lease, the landlord paid approximately $1.4 million of the $2.2 million space build-out costs. The unamortized balance of the lease incentive as of January 1, 2019 was reclassified as a reduction to the initial recognition of the right-of-use asset related to this lease. In connection with this lease agreement, the Company paid a security deposit of $281,000, which was recorded as a component of both prepaid expenses and other current assets and other assets in the condensed consolidated balance sheets on December 31, 2019. In October 2020, the Company entered into an amendment to extend the term of the lease to October 31, 2025. In accordance with this amendment, the Company paid a replacement security deposit of $130,977, which is classified as restricted cash on September 30, 2023 and December 31, 2022 and received the initial $281,000 security deposit in return.

In September 2021, the Company entered into a lease for office, research, laboratory and manufacturing space in Billerica, Massachusetts. The lease had a term of 126 months from the commencement date. The Company opened a money market account for $1.0 million, which represents collateral as a security deposit for this lease and is classified as restricted cash on December 31, 2022 and 2021. Occupancy of the building had been delayed due to disagreement between the Company and the landlord as to the parties’ obligations under the lease agreement. Included within accrued expenses and other current liabilities on the balance sheet on December 31, 2022 is a $1.0 million estimated liability pertaining to this lease. Subsequent to December 31, 2022, the Company was notified that the landlord terminated the lease because of the Company’s alleged failure to perform its obligations under the Lease in a timely manner and the Company’s alleged breach of the covenant of good faith and fair dealing and exercised its right to draw upon the $1.0 million security deposit. In addition, the landlord is seeking damages for unpaid rent, brokerage fees, transaction costs, attorney’s fees and court costs. The Company filed a response to the landlord’s complaint and a counterclaim alleging that the landlord breached its obligations under the contract and unlawfully drew on the security deposit, in addition to breaching its covenants of good faith and fair dealing, making fraudulent misrepresentations, and engaging in deceptive and unfair trade practices. The matter is in dispute (Note 14). The Company intends to vigorously defend itself and pursue all legal remedies available under applicable laws. The Company believes it will continue to meet its current manufacturing needs with its operations at its Lexington and Wilmington, Massachusetts facilities.

Operating leases are amortized over the lease term and included in costs and expenses in the condensed consolidated statement of operations and comprehensive loss. Variable lease costs are recognized in costs and expenses in the condensed consolidated statement of operations and comprehensive loss as incurred. Variable lease costs may include costs such as common area maintenance, utilities, real estate taxes or other costs. Expenses related to short-term leases were not material for the periods presented.

14. Commitments and Contingencies

Contingencies

In September 2021, the Company entered into a lease for office, research, laboratory and manufacturing space in Billerica, Massachusetts. The lease had a term of 126 months from the commencement date. The Company opened a money market account for $1.0 million, which represents collateral as a security deposit for this lease and is classified as restricted cash on December 31, 2022 and 2021. Occupancy of the building had been delayed due to disagreement between the Company and the landlord as to the parties’ obligations under the lease agreement. Included within accrued expenses and other current liabilities on the balance sheet on December 31, 2022 is a $1.0 million estimated liability pertaining to this lease. Subsequent to December 31, 2022, the Company was notified that the landlord terminated the lease because of the Company’s alleged failure to perform its obligations under the Lease in a timely manner and the Company’s alleged breach of the covenant of good faith and fair dealing and exercised its right to draw upon the $1.0 million security deposit. In addition, the landlord is seeking damages for unpaid rent, brokerage fees, transaction costs, attorney’s fees and court costs. The Company filed a response to the landlord’s complaint and a counterclaim alleging that the landlord breached its obligations under the contract and unlawfully drew on the security deposit, in addition to breaching its covenants of good faith and fair dealing, making fraudulent misrepresentations, and engaging in deceptive and unfair trade practices. The Company intends to vigorously defend itself and pursue all legal remedies available under applicable laws. The Company believes it will continue to meet its current manufacturing needs with its operations at its Lexington and Wilmington, Massachusetts facilities.

License Agreement

In 2006, the Company entered into a license agreement with a third party, pursuant to which the third party granted the Company an exclusive, worldwide, sublicensable license under certain patent rights to make, use, import and commercialize products and processes for diagnostic, industrial and research and development purposes. The Company agreed to pay an annual license fee ranging from $5,000 to $25,000 for the royalty‑bearing license to certain patents. The Company also issued a total of 16 shares of common stock pursuant to the agreement in 2006 and 2007, which were recorded at fair value at the date of issuance. The Company is required to pay royalties on net sales of products and processes that are covered by patent rights licensed under the agreement at a percentage ranging between 0.5% - 3.5%, subject to reductions and offsets in certain circumstances, as well as a royalty on net sales of products that the Company sublicenses at 10% of specified gross revenue. Royalties that became due under this agreement for the three months ended September 30, 2023, and 2022 were immaterial. Royalties that became due under this agreement for the nine months ended September 30, 2023 and 2022 were immaterial and $0.1 million, respectively.

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

15. Subsequent Events

On October 18, 2023, the Term Loan Agreement with CRG was amended to extend both the interest-only period and the maturity date by one year from December 30, 2024 to December 31, 2025. The amendment also permanently reduced the minimum liquidity covenant from $5.0 million to $500,000.

On October 31, 2023, the Company received written notice from the Nasdaq informing the Company that it has regained compliance with the Nasdaq Capital Market rule to maintain a $1.00 minimum bid price (the "Minimum Bid Price Rule").

Equity Distribution Agreement

Subsequent to September 30, 2023, the Company sold 131,854 shares of common stock for net proceeds of $0.8 million under the Equity Distribution Agreement.

Reverse Stock Split

On September 15, 2023, at the Company’s annual meeting of stockholders, the Company’s stockholders approved an amendment to the Company’s restated certificate of incorporation to effect a reverse stock split of the Company’s common stock. On October 12, 2023, the Company announced that its Board of Directors had approved the reverse stock split at the ratio of 1 post-split share for every 100 pre-split shares, which was effective as of October 12, 2023. As a result of the reverse stock split, every 100 shares of issued and outstanding common stock of the Company were automatically reclassified and combined into 1 share of common stock, with any fractional interest in shares being paid out in cash. Immediately after the reverse stock split became effective, the Company had approximately 3,918,481 shares of common stock issued and outstanding. As a result of the reverse split, there was an adjustment of 62 shares for rounding. All common stock amounts and references have been retroactively adjusted for all figures presented to reflect this split unless specifically stated otherwise. The conversion feature of the Series B Convertible Preferred Stock became exercisable when the Reverse Split Amendment was filed with the Secretary of State of the State of Delaware on October 12, 2023.

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
•
our ability to maintain compliance with Nasdaq listing requirements;
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
•
our ability to gain the support of hospitals, government agencies, and key thought leaders and publish the results of our clinical studies in peer-reviewed journals;
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
•
the impact of short sellers and day traders on our share price; and

•
the impact of litigation, including our ability to adequately resolve current legal claims.

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

We have never been profitable and have incurred net losses in each year since inception. Our accumulated deficit on September 30, 2023 was $574.0 million and we have experienced cash outflows from operating activities over the past years. Substantially all of our net losses resulted from costs incurred in connection with our research and development programs and from selling, general and administrative costs associated with our operations. We have incurred significant commercialization expenses related to product sales, marketing, manufacturing and distribution of our FDA-cleared products, the T2Dx Instrument, T2Candida Panel and T2Bacteria Panel. In addition, we will continue to incur significant costs and expenses as we continue to develop other product candidates, improve existing products and maintain, expand and protect our intellectual property portfolio. We may seek to fund our operations through public equity or private equity or debt financing, as well as other sources. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements if and when needed would have a negative impact on our business, results of operations and financial condition and our ability to develop, commercialize and drive adoption of the T2Dx Instrument, T2Candida, T2Bacteria, T2Resistance, T2Biothreat and future products.

We are subject to a number of risks similar to other early commercial stage life science companies, including, but not limited to commercially launching our products, development and market acceptance of our product candidates, development by our competitors of new technological innovations, protection of proprietary technology, and raising additional capital.

The COVID-19 pandemic has impacted and may continue to impact the Company’s operations as the pandemic shifts to an endemic health threat. Customers have significantly reduced their purchases of the Company’s COVID-19 tests and we forecast no COVID-19 test sales in the remainder of 2023 as we have stopped manufacturing the product.

We believe that our cash and cash equivalents of $24.3 million on September 30, 2023 will not be sufficient to fund our current operating plan through the third quarter of 2024. Certain elements of our operating plan cannot be considered probable, and in order to support our business we initiated a process to explore a range of strategic alternatives focused on maximizing value.

As part of our strategic restructuring program, we initiated a workforce reduction of nearly 30% in May 2023. Additionally, we are continuing to explore alternative strategic options, including an acquisition, merger, reverse merger, other business combination, sale of assets or licensing. We converted approximately 20% of our outstanding indebtedness into equity.

The Term Loan Agreement with CRG (See Note 6) has a minimum liquidity covenant which initially required us to maintain a minimum cash balance of $5.0 million. In May 2023, CRG reduced the minimum liquidity covenant under the Term Loan Agreement from $5.0 million to $500,000 until December 31, 2023. In July 2023, the Company also converted $10.0 million of the outstanding debt with CRG to equity. In October 2023, the Term Loan Agreement was amended to extend both the interest-only period and the maturity date by one year from December 30, 2024 to December 31, 2025, and permanently reduce the minimum liquidity covenant from $5.0 million to $500,000.

In September 2023, the Company’s milestone-based product development contract with BARDA expired, which may impact the Company’s ability to continue to fund the development of its next-generation products.

These conditions raise substantial doubt regarding our ability to continue as a going concern for a period of one year after the date that the financial statements are issued. Management’s plans to alleviate the conditions that raise substantial doubt include raising additional funding, delaying certain research projects and capital expenditures and eliminating certain future operating expenses in order to fund operations at reduced levels for us to continue as a going concern for a period of 12 months from the date the financial statements are issued. Management has concluded the likelihood that its plan to successfully obtain sufficient funding from one or more of these sources or adequately reduce expenditures, while reasonably possible, is less than probable. Accordingly, we have concluded that substantial doubt exists about our ability to continue as a going concern for a period of at least 12 months from the date of issuance of these condensed consolidated financial statements. See Part II, Item 1A—“Risk Factors” in this Quarterly Report on Form 10-Q.

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

In February 2019, our T2Resistance® Panel, or T2Resistance, was granted FDA Breakthrough Device designation and in November 2019, it was CE marked in the EU. In December 2021, we initiated a U.S. clinical trial for the T2Resistance Panel. We have completed patient enrollment in the clinical trial and we expect to file submission for FDA 510(k) clearance in the first quarter of 2024.

In June 2020, we launched the T2SARS-CoV-2 Panel, our COVID-19 molecular diagnostic test, after validation of the test pursuant to the FDA’s policy permitting COVID-19 tests to be marketed prior to receipt of an Emergency Use Authorization, or EUA, subject to certain prerequisites. In August 2020, the FDA granted an EUA to the T2SARS-CoV-2 Panel for the qualitative direct detection of nucleic acid from SARS-CoV-2 in upper respiratory specimens (such as nasal, mid-turbinate, nasopharyngeal, and oropharyngeal swab specimens) and bronchoalveolar lavage specimens from individuals suspected of COVID-19 by their healthcare provider. We have experienced a decline in COVID-19 product sales tied to our T2SARS-CoV-2 Panel, and we do not anticipate additional sales of this product in 2023 as we have stopped manufacturing it.

On July 8, 2022, the T2Lyme Panel was granted FDA Breakthrough Device Designation. In November 2022, our T2Lyme Panel was awarded $100,000 from the Lyme Innovation accelerator, or LymeX, a partnership between the U.S. Department of Health and Human Services and the Steven & Alexandra Cohen Foundation, a public-private partnership for developing a Lyme diagnostic. In September 2023, we received an additional interim award of $75,000 and in October 2023 we submitted a progress report, which may make us eligible for an additional award of up to $400,000.

On May 8, 2023, we filed an FDA 510(k) submission for the T2Biothreat™ Panel, a product that we developed in collaboration with BARDA. The T2Biothreat Panel is a fully-automated, direct-from-blood test designed to run on the FDA-cleared T2Dx® Instrument and simultaneously detects six biothreat pathogens identified as threats by the U.S. Centers for Disease Control and Prevention, or CDC, including the organisms that cause anthrax, tularemia glanders, plague and typhus.

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

On September 19, 2023, the Company announced that it had received 510(k) clearance from the FDA for the T2Biothreat™ Panel.

On October 12, 2023, the Company announced that it had submitted a 510(k) premarket notification to the FDA to expand the number of pathogens detected on the FDA-cleared T2Bacteria Panel to include the detection of Acinetobacter baumannii (A. baumannii). A. baumannii is a cause of bloodstream infections especially in critically ill patients, which can range from a benign transient bacteremia to septic shock. In a large study of nosocomial bloodstream infections, A. baumannii was the tenth most common pathogen and has a crude ICU mortality rate of 34.0% to 43.4%. A. baumannii infections typically occur in people in healthcare settings and pose risk to those who are on ventilators, have devices such as catheters, have open wounds from surgery, are in intensive care units, or have prolonged hospital stays.

Nasdaq Compliance Update

On May 23, 2023, the Nasdaq notified the Company that its securities were subject to delisting due to non-compliance with the Minimum Bid Price Rule and to maintain a minimum value of listed securities (the “MVLS Rule”) of at least $35 million. The Company requested a hearing with the Nasdaq and on July 6, 2023 appealed to the Nasdaq Hearings Panel for an extension to the time period in which to regain compliance with the MVLS Rule and the Minimum Bid Price Rule. On July 26, 2023, we filed a definitive proxy statement to effect a reverse stock split of our common stock in connection with our annual meeting that occurred in September 2023 as required by the Nasdaq Hearings Panel. On August 9, 2023, the Company received written notice from the Nasdaq informing the Company that it had regained compliance with the MVLS Rule. On September 15, 2023, at the Company’s annual meeting of stockholders, the Company’s stockholders approved an amendment to the Company’s restated certificate of incorporation to effect a reverse stock split of the Company’s common stock. On October 12, 2023, the Company announced that its board of directors had approved the reverse stock split at the ratio of 1 post-split share for every 100 pre-split shares, which was effective as of October 12, 2023. On October 31, 2023, the Company received written notice from the Nasdaq informing the Company that it has regained compliance with the Minimum Bid Price Rule. The Company will be subject to a Mandatory Panel Monitor for a period of one year. If, within that one-year monitoring period, the Company fails to comply with the Minimum Bid Price, the Company will not be permitted additional time to regain compliance with the Minimum Bid Price Requirement. However, the Company will have an opportunity to request a new hearing with the Nasdaq Listing Qualifications Hearing Panel prior to the Company’s securities being delisted from Nasdaq.

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

Our current sales strategy is to drive adoption of our test platform installed base in hospitals and to increase test use by our existing hospital customers. Accordingly, we expect the following to occur:

•
recurring revenue from our consumable diagnostic tests will increase; and
•
become a more predictable and significant component of total revenue; and
•
gain manufacturing economies of scale through the growth in our sales, resulting in improving gross margins and operating margins.

The BARDA contract expired in September 2023.

In addition, during the third quarter of 2023, we had a sepsis test panel backorder of $380,000 caused by issues related to raw materials, personnel changes, processes and equipment. To address these issues, we hired a new Vice President of Operations, advanced procurement of raw materials, implemented process improvements and made investments in equipment. As a result of these steps, we cleared the majority of our backorder in early October, but the impact is reflected in our results for the three months ended September 30, 2023.

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

Impairment of property and equipment

Impairment of property and equipment relates to loss recorded when the carrying value of property and equipment is written down to its estimated fair value when indicators of impairment exist.

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

Other income

Other income consists of dividend income, other investment income, and interest income earned on our cash and cash equivalents.

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

Results of Operations for the Three Months Ended September 30, 2023 and 2022

	Three Months Ended September 30,
	2023	2022	Change
	(in thousands)
Revenue:
Product revenue	$1,472	$2,641	$(1,169)
Contribution revenue	—	1,036	(1,036)
Total revenue	1,472	3,677	(2,205)
Costs and expenses:
Cost of product revenue	3,925	6,085	(2,160)
Research and development	2,663	6,375	(3,712)
Selling, general and administrative	5,980	7,017	(1,037)
Impairment of property and equipment	2,511	—	2,511
Total costs and expenses	15,079	19,477	(4,398)
Loss from operations	(13,607)	(15,800)	2,193
Other income (expense):
Interest expense	(1,119)	(1,560)	441
Change in fair value of derivative related to Term Loan	184	(117)	301
Change in fair value of warrant liabilities	(930)	179	(1,109)
Other income	49	8	41
Other expense	—	(15)	15
Other gains (losses)	(2)	(70)	68
Total other expense	(1,818)	(1,575)	(243)
Net loss	$(15,425)	$(17,375)	$1,950

Product revenue

Product revenue was $1.5 million for the three months ended September 30, 2023 compared to $2.6 million for the three months ended September 30, 2022, a decrease of $1.2 million, which was driven by lower consumables sales of $0.8 million, of which $0.3 million related to decreased sales of T2SARS-CoV-2 tests, lower instrument sales of $0.3 million, and lower revenue under our service agreements of $0.1 million.

Contribution revenue

Contribution revenue relates to our BARDA agreement and was $0.0 for the three months ended September 30, 2023, compared to $1.0 million for the three months ended September 30, 2022. The decrease of $1.0 million was due to timing of the contract activity and less option amount available under Option 3, which was available for the first quarter of 2023, compared to Option 2A, which was available for the first quarter of 2022.

Cost of product revenue

Cost of product revenue was $3.9 million for the three months ended September 30, 2023, compared to $6.1 million for the three months ended September 30, 2022, a decrease of $2.2 million. The decrease was driven by $0.6 million of decreased costs due to the effect of a change in build plan and manufacturing inefficiencies, $0.6 million of decreased costs primarily related to lower consumable sales, $0.5 million of lower shipping and other costs, $0.4 million of costs related to lower instrument sales, and $0.1 million of lower service and repair costs.

Research and development expenses

Research and development expenses were $2.7 million for the three months ended September 30, 2023, compared to $6.4 million for the three months ended September 30, 2022, a decrease of $3.7 million. Research and development project related expenses decreased by $1.0 million, lab and facility expenses decreased by $0.8 million due to lower employee headcount and material purchases, payroll related and stock-based compensation expenses decreased by $0.7 million due to lower employee headcount, clinical expenses decreased by $0.7 million due to the conclusion of several clinical trials, and consulting expenses decreased by $0.5 million due to the completion of the T2Biothreat clinical trial.

Selling, general and administrative expenses

Selling, general and administrative expenses were $6.0 million for the three months ended September 30, 2023, compared to $7.0 million for the three months ended September 30, 2022, a decrease of $1.0 million. The decrease was driven by lower payroll related and stock-based compensation expenses of $1.0 million primarily due to lower employee headcount, lower marketing expenses of $0.4 million, and lower travel expenses of $0.1 million, partially offset by a $0.5 million increase in consulting expenses and legal expenses.

Impairment of property and equipment

Impairment of property and equipment was $2.5 million for the three months ended September 30, 2023, which was comprised of $2.3 million of impairment charges related to reagent manufacturing assets and $0.2 million of impairment charges related to T2-owned non-lease instruments.

Interest expense

Interest expense was $1.1 million and $1.6 million for the three months ended September 30, 2023 and 2022, respectively.

Change in fair value of derivative related to Term Loan

The change in fair value of the derivative instrument associated with the CRG Term Loan Agreement (see Note 6 of the notes to our condensed consolidated financial statements) was a $0.2 million reduction of expense for the three months ended September 30, 2023, compared to $0.1 million of expense for the three months ended September 30, 2022.

Change in fair value of warrant liabilities

The change in fair value of the warrant liabilities consists of $0.9 million of expense primarily associated with the Common Stock Warrants (See Note 8 of the notes to our condensed consolidated financial statements) for the three months ended September 30, 2023. The change in fair value of the warrant liabilities consists of a $0.2 million reduction of expense during the three months ended September 30, 2022.

Other income

Other income was immaterial for the three months ended September 30, 2023 and 2022.

Other expense

Other expense was immaterial for the three months ended September 30, 2023 and 2022.

Other losses

Other losses were immaterial for the three months ended September 30, 2023 and were $0.1 million for the three months ended September 30, 2022.

Results of Operations for the Nine Months Ended September 30, 2023 and 2022

	Nine Months Ended September 30,
	2023	2022	Change
	(in thousands)
Revenue:
Product revenue	$5,091	$9,044	$(3,953)
Contribution revenue	423	7,778	(7,355)
Total revenue	5,514	16,822	(11,308)
Costs and expenses:
Cost of product revenue	12,789	17,371	(4,582)
Research and development	10,984	21,056	(10,072)
Selling, general and administrative	19,575	24,071	(4,496)
Impairment of property and equipment	2,511	—	2,511
Total costs and expenses	45,859	62,498	(16,639)
Loss from operations	(40,345)	(45,676)	5,331
Other income (expense):
Interest expense	(4,182)	(4,556)	374
Change in fair value of derivative related to Term Loan	436	(1,792)	2,228
Change in fair value of warrant liabilities	4,958	179	4,779
Other income	90	31	59
Other expense	(682)	(15)	(667)
Other gains (losses)	(12)	(75)	63
Total other expense	608	(6,228)	6,836
Net loss	$(39,737)	$(51,904)	$12,167

Product revenue

Product revenue was $5.1 million for the nine months ended September 30, 2023 compared to $9.0 million for the nine months ended September 30, 2022, a decrease of $4.0 million, which was driven by lower consumables sales of $2.9 million primarily due to a decrease in sales of T2SARS-CoV-2 tests, product backorder due to manufacturing, supply chain, and raw material matters, lower T2Dx Instrument and related sales of $0.6 million, and lower revenue under our service agreements of $0.5 million.

Contribution revenue

Contribution revenue relates to our BARDA agreement and was $0.4 million for the nine months ended September 30, 2023, compared to $7.8 million for the nine months ended September 30, 2022. The decrease of $7.4 million was due to timing of the contract activity and less option amount available under Option 3, which was available for the first quarter of 2023, compared to Option 2A, which was available for the first quarter of 2022.

Cost of product revenue

Cost of product revenue was $12.8 million for the nine months ended September 30, 2023, compared to $17.4 million for the nine months ended September 30, 2022, a decrease of $4.6 million. The decrease was driven by $1.4 million of lower shipping and other costs, $1.4 million of decreased costs related to lower consumable sales, $0.8 million of costs related to lower instrument sales, $0.7 million of lower service and repair costs, $0.2 million of costs due to the effect of a change in build plan and manufacturing inefficiencies, and $0.1 million of lower royalty costs.

Research and development expenses

Research and development expenses were $11.0 million for the nine months ended September 30, 2023, compared to $21.1 million for the nine months ended September 30, 2022, a decrease of $10.1 million. Lab and facility expenses decreased by $3.5 million primarily due to the timing of BARDA Option 3 compared to Option 2A, lower employee headcount, and lower material purchases; payroll related and stock-based compensation expenses decreased by $2.2 million due to lower employee headcount; consulting expenses decreased by $1.6 million due to the completion of the T2Biothreat clinical trial; research and development project related expenses decreased by $1.6 million; clinical-related expenses decreased by $1.1 million due to the conclusion of several clinical trials; and other costs decreased by $0.1 million.

Selling, general and administrative expenses

Selling, general and administrative expenses were $19.6 million for the nine months ended September 30, 2023, compared to $24.1 million for the nine months ended September 30, 2022, a decrease of $4.5 million. The decrease was driven by lower payroll related and stock-based compensation expenses of $4.0 million primarily due to lower employee headcount; lower marketing expenses of $0.7 million; a $0.3 million decrease in other expense primarily due to less IT support services and less facilities costs; and a decrease in travel expenses of $0.2 million, partially offset by an increase in legal expenses of $0.5 million and an increase in consulting expenses of $0.2 million.

Impairment of property and equipment

Impairment of property and equipment was $2.5 million for the nine months ended September 30, 2023, which was comprised of $2.3 million of impairment charges related to reagent manufacturing assets and $0.2 million of impairment charges related to T2-owned non-lease instruments.

Interest expense

Interest expense was $4.2 million and $4.6 million for nine months ended September 30, 2023 and 2022, respectively.

Change in fair value of derivative related to Term Loan

The change in fair value of the derivative instrument associated with the CRG Term Loan Agreement (see Note 6 of the notes to our condensed consolidated financial statements) was $0.4 million reduction of expense for the nine months ended September 30, 2023, compared to $1.8 million of expense for the nine months ended September 30, 2022.

Change in fair value of warrant liabilities

The change in fair value of the warrant liabilities consists of a $5.0 million reduction of expense primarily associated with the Common Stock Warrants and Pre-Funded Warrants (see Note 8 of the notes to our condensed consolidated financial statements) for the nine months ended September 30, 2023. The change in fair value of the warrant liabilities consists of a $0.2 million reduction of expense during the nine months ended September 30, 2022.

Other income

Other income was $0.1 million for the nine months ended September 30, 2023 and was immaterial for the nine months ended September 30, 2022.

Other expense

Other expense relates to the issuance costs allocated to the Common Stock Warrants and was $0.7 million for the nine months ended September 30, 2023. Other expense was immaterial for the nine months ended September 30, 2022.

Other losses

Other losses were immaterial for the nine months ended September 30, 2023 and were $0.1 million for the nine months ended September 30, 2022.

Liquidity and Capital Resources

We have incurred losses and cumulative negative cash flows from operations since our inception, and as of September 30, 2023 and December 31, 2022, we had an accumulated deficit of $574.0 million and $534.2 million, respectively. We have incurred significant commercialization expenses related to product sales, marketing, manufacturing and distribution. We may seek to continue to fund our operations through public equity or private equity or debt financing, as well as other sources. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements if and when needed would have a negative impact on our business, results of operations and financial condition.

Historically, the Company has primarily funded its operations through public equity and private debt financing. The Company believes its cash position will not be sufficient to fund its current operating plan through the third quarter of 2024, and in order to support our business, we initiated a process to explore a range of alternatives focusing on maximizing value.

Equity Distribution Agreement

On March 31, 2021, the Company entered into an Equity Distribution Agreement (“Equity Distribution Agreement”) with Canaccord Genuity LLC, as agent (“Canaccord”), pursuant to which the Company may offer and sell shares of common stock, for aggregate gross sale proceeds of up to $75.0 million from time to time from the effective date of the respective registration statement through Canaccord. In July 2023, the Company filed an amendment to the prospectus supplement relating to the offer and sale of shares under the Equity Distribution Agreement to increase the maximum amount of shares that the Company may sell pursuant to its Equity Distribution Agreement with Canaccord Genuity by $65 million. At the time of the amendment, the Company had sold shares of its common stock for gross proceeds of $71.3 million. Under the Equity Distribution Agreement, the Company sold 1,015,385 shares of common stock during the three months ended September 30, 2023 for net proceeds of $21.7 million, and 30,804 shares of common stock during the three months ended September 30, 2022 for net proceeds of $22.2 million. Under the Equity Distribution Agreement, the Company sold 3,167,968 shares of common stock during the nine months ended September 30, 2023 for net proceeds of $41.0 million, and 36,687 shares of common stock during the nine months ended September 30, 2022 for net proceeds of $28.1 million.

We pay Canaccord for its services of acting as agent 3% of the gross proceeds from the sale of the shares pursuant to the Equity Distribution Agreement. Legal and accounting fees are reclassified to share capital upon issuance of shares under the Equity Distribution Agreement.

Plan of operations and future funding requirements

As of September 30, 2023, we had unrestricted cash and cash equivalents of approximately $24.3 million. Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, costs related to our products, clinical trials, laboratory and related supplies, supplies and materials used in manufacturing, legal and other regulatory expenses and general overhead costs.

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

The COVID-19 pandemic has impacted and may continue to impact the Company’s operations as the pandemic shifts to an endemic health threat. Customers have significantly reduced their purchases of the Company’s COVID-19 tests and, as a result, the Company is no longer manufacturing the T2SARS-CoV-2™ Panel.

Going Concern

We believe that our cash and cash equivalents of $24.3 million on September 30, 2023 will not be sufficient to fund our current operating plan through the third quarter of 2024. Certain elements of our operating plan cannot be considered probable, and in order to support our business we initiated a process to explore a range of strategic alternatives focused on maximizing value.

In May 2023, as part of our strategic restructuring program, we initiated a workforce reduction of nearly 30%. Additionally, we are continuing to explore alternative strategic options, including an acquisition, merger, reverse merger, other business combination, sale of assets or licensing.

The Term Loan Agreement with CRG (Note 6) has a minimum liquidity covenant which requires us to maintain a minimum cash balance of $5.0 million. In May 2023, CRG reduced the minimum liquidity covenant under the Term Loan Agreement from $5.0 million to $500,000 until December 31, 2023. In July 2023, the Company also converted $10.0 million of the outstanding debt with CRG to equity. In October 2023, CRG amended the Term Loan Agreement to extend both the interest-only period and the maturity date by one year from December 30, 2024 to December 31, 2025, and permanently reduce the minimum liquidity covenant from $5.0 million to $500,000.

In September 2023, the Company’s milestone-based product development contract with the BARDA expired, which may impact the Company’s ability to continue to fund the development of its next-generation products.

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

Cash flows

The following is a summary of cash flows for each of the periods set forth below:

	Nine Months Ended September 30,
	2023	2022
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(38,720)	$(40,300)
Investing activities	(166)	9,695
Financing activities	51,876	28,306
Net change in cash, cash equivalents and restricted cash	$12,990	$(2,299)

Net cash used in operating activities

Net cash used in operating activities was approximately $38.7 million for the nine months ended September 30, 2023 and consisted of a net loss of $39.7 million adjusted for non-cash items including stock-based compensation expense of $3.6 million, a change in fair value of warrant liabilities of $5.0 million, non-cash interest expense of $1.3 million, non-cash lease expense of $1.0 million, depreciation and amortization expense of $0.8 million, issuance costs related to Common Stock Warrants of $0.7 million, a change in fair value of the derivative related to Term Loan of $0.4 million, an impairment of property and equipment of $2.5 million, and a net change in operating assets and liabilities of $3.5 million. The net change in operating assets and liabilities was primarily driven by a decrease in accrued expenses of $2.4 million primarily due to the payout of 2022 bonuses and a $1.0 million reduction to legal fees due to expensing of the $1.0 million rent deposit for the Billerica lease, a decrease in operating lease liabilities of $1.0 million, an increase in inventory of $0.5 million due to timing of purchases and shipments, an increase in prepaid expenses and other assets of $0.5 million due to timing of deposits for goods and services, and a decrease in accounts payable of $0.2 million due to timing of invoices and payments, partially offset by a decrease in accounts receivable of $1.0 million due to payment from BARDA and the timing and volume of instrument and consumable sales, and an increase in deferred revenue of $0.1 million.

Net cash used in operating activities was approximately $40.3 million for the nine months ended September 30, 2022, and consisted of a net loss of $51.9 million adjusted for non-cash items including stock-based compensation expense of $5.5 million, a change in fair value of the derivative of $1.8 million, non-cash interest expense of $1.6 million, non-cash lease expense of $0.9 million, depreciation and amortization expense of $0.8 million, a change in fair value of the derivative warrant liability of $0.2 million, loss on issuance of Series A Redeemable Convertible Preferred Stock and warrant of $0.1 million and a net change in operating assets and liabilities of $1.1 million. The net change in operating assets and liabilities was primarily driven by a decrease in accounts receivable of $3.6 million due to BARDA payments and the timing and volume of instrument and consumable sales, a decrease in prepaid expenses and other assets of $0.4 million due to timing of deposits for goods and services, an increase in accrued expenses of $0.1 million primarily from accrued clinical expenses for our T2Resistance 510(k) Study, partially offset by a decrease in operating lease liabilities of $0.9 million, a decrease in accounts payable of $0.8 million primarily due to timing of invoices and payments, an increase in inventory of $0.8 million due to securing raw materials and bulk materials purchases for favorable pricing and a decrease in deferred revenue of $0.4 million due to timing of our ratably recognized service agreements.

Net cash provided by investing activities

Net cash used in investing activities was $0.2 million for the nine months ended September 30, 2023, and consisted of equipment purchases.

Net cash provided by investing activities was $9.7 million for the nine months ended September 30, 2022, and primarily consisted of proceeds from sales of marketable securities of $10.0 million, partially offset by equipment purchases of $0.3 million.

Net cash provided by financing activities

Net cash provided by financing activities was approximately $51.9 million for the nine months ended September 30, 2023, and consisted primarily of proceeds from sales of our common stock under the Equity Distribution Agreement, net of issuance costs, of $41.0 million and proceeds from our February public offering, net of issuance costs, of $10.9 million, offset by payment of debt issuance costs of $0.1 million.

Net cash provided by financing activities was approximately $28.3 million for the nine months ended September 30, 2022, and consisted primarily of proceeds from sales of our common stock under the Equity Distribution Agreement with Canaccord, net of issuance costs, of $28.1 million, proceeds from issuance of Series A Redeemable Convertible Preferred Stock and warrant of $0.3 million, proceeds from issuance of shares under our 2014 Employee Stock Purchase Plan of $0.1 million, offset by payment of employee restricted stock tax withholdings of $0.2 million.

Borrowing Arrangements

Term Loan Agreement

In December 2016, we entered into the Term Loan Agreement with CRG. We initially borrowed $40.0 million under the Term Loan Agreement and had the ability to borrow an additional $10.0 million upon receiving specified clearance for the marketing of T2Bacteria by April 30, 2018 (the “Approval Milestone”). We agreed to pay (1) a financing fee based on the amount of principal drawn and (2) a final payment fee based on the principal outstanding upon repayment. The debt discount related to the financing fee and the fees paid to CRG are being amortized over the loan term as interest expense. The final payment fee is accrued as interest expense and is classified consistent with the classification of the Term Loan.

The Term Loan’s principal is prepayable at any time partially or in full without a prepayment penalty. Borrowings are collateralized by a lien on substantially all of our assets, including intellectual property. The Term Loan Agreement provides for affirmative and negative covenants, including a requirement to maintain a minimum cash balance of $5.0 million. The Term Loan Agreement includes a subjective acceleration clause whereby an event of default, including a material adverse change in the business, operations, or conditions (financial or otherwise), could result, at CRG’s discretion, in the acceleration of the obligations under the Term Loan Agreement. Under certain circumstances, a default interest rate of an additional 4.0% per annum may apply, at CRG’s discretion, on all outstanding obligations during the occurrence and continuance of an event of default.

The Term Loan originally had a six-year term, with three years of interest-only payments accruing at a fixed rate of 12.5%, of which 4.0% could be paid in-kind by increasing the principal balance. After achievement of the Approval Milestone, such rates would be reduced and a fourth year of interest-only payments would be granted, after which quarterly payments of principal and interest would be owed through the December 30, 2022 maturity date. Upon achievement of certain performance metrics, the loan would be converted to interest-only until its maturity, at which time all unpaid principal and interest would be due and payable.

In connection with the Term Loan Agreement, we issued warrants to CRG to purchase a total of 105 shares of our common stock, exercisable any time prior to December 30, 2026.

Amendments

The Term Loan Agreement has been amended nine times. As a result of those amendments, certain terms of the Term Loan have been revised as follows:

•
In 2018, upon our achievement of the Approval Milestone, interest on borrowings began accruing at 11.50% per year, 8% of which is payable in cash quarterly and 3.5% of which is deferred and added to principal until maturity.
•
In 2019:
▪
The final payment fee was increased from 8% to 10% of the principal outstanding upon repayment.
▪
We issued additional warrants to CRG to purchase 113 shares of our common stock, exercisable any time prior to September 9, 2029 at an exercise price of $7,750.00 per share, with provisions for termination upon a change of control or a sale of all or substantially all of our assets (these warrants, along with the 105 warrants previously issued to CRG, are collectively referred to as the “CRG Warrants”).
▪
We reduced the exercise price for the warrants previously issued to CRG to $7,750.00.
•
In 2022, the principal maturity date was extended to December 30, 2024, and the Term Loan’s interest-only payment period was extended until that maturity date.
•
In 2023:
▪
We entered into a waiver and consent with CRG that reduced the minimum liquidity covenant to $500,000 until December 31, 2023 (see discussion below regarding the subsequent event).
▪
CRG waived certain specified events of default associated with our issuance of shares of Series A Redeemable Convertible Preferred Stock in August 2022 and the subsequent redemption (See Note 8).

▪
Subsequent to September 30, 2023, the interest-only period and maturity of the Term Loan were extended to December 31, 2025 and the $500,000 liquidity covenant was made permanent (See Note 15).

In July 2023, CRG canceled $10.0 million of the Term Loan’s principal in exchange for 483,457 shares of common stock and 93,297 shares of Series B Convertible Preferred Stock.

The warrants to purchase 218 shares of our common stock remain outstanding on September 30, 2023. There were no covenant violations during the three and nine months ended September 30, 2023.

Amendments made in February 2022 and November 2022 and the partial principal cancellation in July 2023 were accounted for as troubled debt restructurings. For all restructurings, at the time of the restructuring the future undiscounted cash outflows required under the amended agreement exceeded the carrying value of the debt and no gain was recognized as a result of the restructurings. The effects of each restructuring were accounted for prospectively.

Classification and Subsequent Event

The Term Loan Agreement with CRG was classified as a non-current liability on December 31, 2022. In May 2023, we received a modification and waiver reducing the Term Loan’s minimum cash covenant from $5.0 million to $500,000 until December 31, 2023. Also, as noted in Note 15, in October 2023, the interest-only period and maturity of the Term Loan were extended to December 31, 2025, and the $500,000 liquidity covenant was made permanent. Because management believes it is probable that we will not be able to comply with the covenant through September 30, 2024 unless additional funds are raised, we concluded that the Term Loan and related liabilities should be classified as current on September 30, 2023.

We have a single compound derivative instrument related to our Term Loan Agreement that requires us to pay additional interest of 4% per annum upon an event of default or if any obligation other than the unpaid principal amount of the Term Loan is not paid when due. Fair value is determined quarterly. The fair value of the derivative on September 30, 2023 is $0.7 million and is classified as a current liability on the balance sheet on September 30, 2023 to match the classification of the related Term Loan Agreement. The fair value of the derivative on December 31, 2022 is $1.1 million and is classified as a non-current liability on the balance sheet on December 31, 2022 to match the classification of the related Term Loan Agreement.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Management, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of September 30, 2023. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized, and reported on a timely basis and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.

Based on the evaluation of our disclosure controls and procedures as of September 30, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company’s disclosure controls and procedures were not effective due to additional material weaknesses in our internal control over and accounting estimate conclusions reached for inventory valuation allowances, impairment of property, plant and equipment as well as a material weakness related to the calculation of earnings per share. The Company’s previously reported material weaknesses that were reported within the March 31, 2023 and June 30, 2023 Form 10-Qs related to the Company’s disclosure controls and procedures remain unremediated as of September 30, 2023. As previously disclosed, the Company has established enhanced evaluation considerations including the timely use of third-party experts to prevent future occurrences. While we believe these considerations are sufficient to remediate the previously reported material weaknesses, we require additional time to further evaluate the operating effectiveness of these considerations and to determine if any additional controls should be implemented.

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

As of September 30, 2023, we had $24.3 million in unrestricted cash and cash equivalents which, without additional funding, will not be sufficient to meet our obligations within the next twelve months from the date of issuance of this Quarterly Report. Based on their assessment, our management has raised concerns about our ability to continue as a going concern. As substantial doubt about our ability to continue as a going concern exists, our ability to finance our operations through equity financing or otherwise could be impaired. Our ability to fund working capital, make capital expenditures, and service our debt depends on our ability to generate cash from operating activities, which is subject to its future operating success, and obtain financing on reasonable terms, which is subject to factors beyond our control, including general economic, political, and financial market conditions. The capital markets have in the past experienced, are currently experiencing, and may in the future experience, periods of upheaval that could impact the availability and cost of financing and there can be no assurances that such financing will be available to the Company on satisfactory terms, or at all. Management continues to explore raising additional capital through equity financing to supplement the Company’s capitalization and liquidity, but there can be no assurance that such financing will be available on terms commercially acceptable to the Company, or at all.

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

3.2

Certificate of Amendment of Restated Certificate of Incorporation of the Company dated July 23, 2021 (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K (File No. 001-36571) filed on July 23, 2021)

3.3

Certificate of Amendment of Restated Certificate of Incorporation of the Company dated October 12, 2022 (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K (File No. 001-36571) filed on October 12, 2022)

3.4

Certificate of Designation of Preferences, Rights and Limitations of Series A Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K (File No. 001-36571) filed on July 6, 2023)

3.5

Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K (File No. 001-36571) filed on July 6, 2023)

3.6

Certificate of Amendment of Restated Certificate of Incorporation of the Company dated October 12, 2023 (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K (File No. 001-36571) filed on October 12, 2023)

3.7	Third Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.4 of the Company’s Form 10-Q (File No. 001-36571) filed on August 16, 2022)

4.1	Form of Common Stock Certificate of the Company (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A (File No. 333-197193) filed on July 28, 2014)

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

10.2	Waiver and Consent to Term Loan Agreement with CRG Servicing LLC, dated May 19, 2023 (incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q (File No. 001-36571) filed on May 22, 2023)

10.3*	T2 Biosystems, Inc. 2014 Incentive Award Plan, as amended and restated

10.4*	2014 Employee Stock Purchase Plan, as amended and restated

10.5*	Amendment No. 9 to Term Loan Agreement, dated October 18, 2023, between T2 Biosystems, Inc. and CRG Servicing LLC

31.1*	Certification of principal executive officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of principal financial officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Exhibit Description

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

T2 BIOSYSTEMS, INC.

Date: November 14, 2023	By:	/s/ JOHN SPERZEL
John Sperzel
President, Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Date: November 14, 2023	By:	/s/ JOHN M. SPRAGUE
John M. Sprague
Chief Financial Officer
(Principal Accounting Officer and Principal Financial Officer)