Form 10-K
period 2023-12-31
T2 Biosystems, Inc.
filed 2024-04-01
CIK 1492674

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

As of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $17.1 million based on the closing price for the common stock of $7.06 on that date. Shares of common stock held by each executive officer, director, and their affiliated stockholders have been excluded from this calculation as such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the registrant’s common stock on March 28, 2024 was 5,512,332.

DOCUMENTS INCORPORATED BY REFERENCE

None.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements about us and our industry that involve substantial risks and uncertainties. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our future results of operations and financial position, business strategy, prospective products and product candidates, their expected performance and impact on healthcare costs, marketing clearance from the U.S. Food and Drug Administration, or the FDA, regulatory clearance, reimbursement for our product candidates, research and development costs, timing of regulatory filings, timing and likelihood of success, plans and objectives of management for future operations and future results of anticipated products, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “forecast,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Annual Report on Form 10-K are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K and are subject to a number of risks, uncertainties and assumptions described under the sections in this Annual Report on Form 10-K entitled “Item 1A.—Risk Factors.” Unless required by U.S. federal securities laws, we do not intend to update any of these forward-looking statements to reflect circumstances or events that occur after the statement is made or to conform these statements to actual results.

We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control. In evaluating our company, you should consider carefully the summary risks and uncertainties described below together with the other information included in this Annual Report on Form 10-K, including the risks and uncertainties described in more detail in “Risk Factors” in Part I, Item 1A and our consolidated financial statements and related notes included in Part II, Item 8, "Financial Statements and Supplementary Data" in this Annual Report on Form 10-K. The occurrence of any of the following risks may materially and adversely affect our business, financial condition, results of operations and future prospects;

•
our ability to continue as a going concern;
•
our ability to regain and maintain compliance with Nasdaq listing requirements;
•
our expectation that we will incur losses in the future and be unable to utilize limited net operating losses against future profitability, if any;
•
compliance with the terms of our debt instruments;
•
our future capital needs and our ability to raise additional funds;
•
impact of litigation, including our ability to adequately resolve current legal claims;
•
our status as an early-stage commercial company;
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
•
fluctuations in demand for, and prices of, raw materials and other supplies;
•
our ability to recruit, train and retain key personnel;
•
the performance of our diagnostics;
•
our ability to compete in the highly competitive diagnostics market;
•
manufacturing and other product risks, including unforeseen interruptions in the manufacturing of our products and backlogs in order fulfillment;
•
our dependence on third parties;
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
•
an active trading market for our common stock;
•
volatility of our stock price which may be impacted by short sellers and day traders; and
•
our ability to maintain an effective system of internal control over financial reporting.

PART I.

Item 1. BUSINESS

Overview

We are an in vitro diagnostics company and leader in the rapid detection of sepsis-causing pathogens and antibiotic resistance genes. Our technology enables rapid detection of pathogens, biomarkers and other abnormalities in a variety of unpurified patient sample types, including whole blood, plasma, serum, saliva, sputum and urine, and can detect cellular targets at limits of detection as low as one colony forming unit per milliliter, or CFU/mL. We are currently targeting what we believe to be a range of critically underserved healthcare conditions, focusing initially on those for which rapid detection may enable faster targeted antimicrobial treatment, improve patient outcomes, and reduce cost. Our current focus includes three areas – sepsis, bioterrorism, and Lyme disease – which we believe collectively represent a multi-billion dollar market opportunity.

Our primary commercial products for the year ended December 31, 2023 include the T2Dx® Instrument, the T2Bacteria® Panel, the T2Candida® Panel, the T2Resistance® Panel, and the T2Biothreat™ Panel. Our sepsis products – including the T2Dx Instrument, the T2Bacteria Panel, and the T2Candida Panel – are FDA-cleared products able to detect sepsis-causing pathogens directly from blood. Where traditional diagnostics like blood cultures and post-culture diagnostics may take days to produce results, our products are designed to detect these pathogens in three to five hours. We believe our products provide a significant and sustainable competitive advantage compared to other products in our markets.

History

We were incorporated under the laws of the State of Delaware in 2006. In September 2014, we received marketing authorization from the United States Food and Drug Administration, or FDA, for our first two products, the T2Dx Instrument and the T2Candida Panel, or T2Candida. T2Candida, which runs on the T2Dx Instrument, has the ability to rapidly identify the five most clinically relevant species of Candida, a fungal pathogen known to cause sepsis, directly from blood specimens. The T2Dx Instrument and T2Candida were CE marked in the European Union, or the EU, in July 2014.

In May 2018, we received market clearance from the FDA for the T2Bacteria Panel, or T2Bacteria, which runs on the T2Dx Instrument and has the ability to rapidly identify six of the most common and deadly sepsis-causing bacteria directly from blood specimens. T2Bacteria was CE marked in the EU in June 2017.

In February 2019, our T2Resistance Panel, or T2Resistance, was granted FDA Breakthrough Device designation and, in November 2019, was CE marked in the EU. In December 2021, we initiated a U.S. clinical trial for T2Resistance. The clinical trial is expected to be completed in 2024, and we believe the data from this trial may enable submission of a marketing application to the FDA in 2024.

In September 2019, the Biomedical Advanced Research and Development Authority, or BARDA, an office of the U.S. Department of Health and Human Services, or HHS, awarded us a milestone-based contract for the development of a next-generation diagnostic instrument, a comprehensive sepsis panel and a multi-target biothreat panel. In September 2020, BARDA exercised the first contract option valued at $10.5 million. In April 2021, BARDA agreed to modify the contract to accelerate product development by advancing future deliverables and adding a U.S. T2Resistance Panel into Option 1 of the contract. In September 2021, BARDA exercised Option 2A valued at approximately $6.4 million to further advance the new product development initiatives. In December 2021, we initiated the U.S. clinical trials for T2Resistance and the T2Biothreat Panel, or T2Biothreat. In March 2022, BARDA exercised Option 2B valued at approximately $4.4 million. In May 2022, BARDA exercised Option 3 valued at approximately $3.7 million to complete the U.S. clinical trials for T2Resistance and T2Biothreat and subsequently submit applications to the FDA for U.S. regulatory clearance for those product candidates. In December 2022 the T2Biothreat clinical evaluation was completed. In May 2023, we submitted a 510(k) premarket notification to the FDA for T2Biothreat and in September 2023, we received 510(k) clearance from the FDA to market T2Biothreat. The BARDA contract expired in September 2023.

In June 2020, we launched a COVID-19 molecular diagnostic test, the T2SARS-CoV-2 Panel, or T2SARS-CoV-2, after validation of the test pursuant to the FDA’s policy permitting COVID-19 tests to be marketed prior to receipt of an Emergency Use Authorization, or EUA, subject to certain prerequisites. In August 2020, the FDA granted an EUA to T2SARS-CoV-2 for the qualitative direct detection of nucleic acid from SARS-CoV-2 in upper respiratory specimens and bronchoalveolar lavage specimens from individuals suspected of COVID-19 by their healthcare provider. We marketed and sold T2SARS-CoV-2 between 2020 and 2023, with peak sales occurring during 2021. In 2023, we experienced decreased demand for the product as the incidence of COVID-19 infections decreased significantly and, as a result, we have stopped marketing, selling and manufacturing T2SARS-CoV-2.

In July 2022, we received Breakthrough Device designation for the T2Lyme Panel, or T2Lyme, a direct-from-blood molecular diagnostic test designed to run on the T2Dx Instrument and detect Borrelia burgdorferi, the bacteria that cause Lyme disease. T2Lyme is intended to test individuals with signs and symptoms of Lyme disease and aid in the diagnosis of early Lyme disease. In November 2022, the HHS and the Steven

& Alexandra Cohen Foundation, or Cohen Foundation, selected T2 Biosystems as a Phase 1 winner in the LymeX Diagnostics Prize, a LymeX Innovation Accelerator prize competition intended to accelerate the development of Lyme disease diagnostics. As a Phase 1 winner, we received $100,000 and an invitation to participate in a second phase.

In July 2023, we received Breakthrough Device Designation for our Candida auris (C. auris) test, a direct-from-blood molecular diagnostic test designed to run on the T2Dx Instrument and detect C. auris. C. auris is a multidrug-resistant fungal pathogen recognized as a serious global health threat with a mortality rate of up to 60%, and is difficult to identify with standard laboratory methods, which can lead to inappropriate treatment. We plan to expand the test menu on the T2Dx Instrument by seeking 510(k) clearance from the FDA to add C. auris detection to the FDA-cleared T2Candida Panel.

In October 2023, we submitted a 510(k) premarket notification to the FDA to expand the number of pathogens detected on the FDA-cleared T2Bacteria Panel to include the detection of Acinetobacter baumannii (A. baumannii). A. baumannii is a cause of bloodstream infections especially in critically ill patients, which can range from a benign transient bacteremia to septic shock.

In December 2023, we submitted a 510(k) premarket notification to the FDA to expand the use of the T2Candida Panel to include pediatric testing. Candida species are a major contributor to morbidity and mortality in hospitalized children.

Clinical Need

Sepsis is the body’s overwhelming and potentially life-threatening response to infection that can lead to tissue damage, organ failure, and death. Globally, sepsis causes the death of an estimated 11 million people each year, accounting for one in five deaths globally, and more deaths than all cancers combined. Sepsis is a leading cause of death in U.S. hospitals, claiming at least 350,000 American lives each year from patients who develop sepsis and die during their hospitalization or are discharged to hospice according to the CDC. Sepsis-related costs in U.S. hospitalizations total nearly $38 billion annually according to the US Agency for Healthcare Research & Quality in 2020. Finally, sepsis is a leading cause of 30-day hospital readmissions. Nearly 20% of sepsis survivors are re-hospitalized within 30 days after discharge, and nearly 40% of sepsis survivors are re-hospitalized within 90 days after discharge.

The rapid detection of sepsis-causing pathogens is critical as each hour of delayed targeted antimicrobial treatment increases mortality risk by up to 8%. Today, the standard of care for patients at risk of sepsis relies on broad empiric protocols to administer antimicrobial (i.e., antibiotic and antifungal) therapy, despite the fact that data shows those protocols are only optimal in approximately 50% of cases. The current standard of care continues to rely on a positive blood culture to identify the presence of a blood stream infection and target therapy for patients suspected of sepsis. However, studies show blood cultures can take 1-5 days to achieve the growth necessary for species identification and may. require multiple blood cultures to minimize false negative results.

Without the ability to rapidly identify pathogens, physicians typically start treatment of at-risk patients with broad-spectrum antimicrobials and switch therapies every 12 to 24 hours if a patient is not responding. These antimicrobials can be costly, are often ineffective and unnecessary, and have contributed to the spread of antimicrobial resistance. The administration of inappropriate antimicrobial therapy is a driving force behind the spread of antimicrobial-resistant pathogens, which the Centers for Disease Control and Prevention, or CDC, has called “one of our most serious health threats.”

In 2021, the results of a meta-analysis were published in a peer-reviewed medical journal, Expert Review of Medical Devices, analyzing fourteen controlled studies and comparing the use of our sepsis products to the use of blood culture-based diagnostics. The use of our products resulted in species identification 77 hours earlier than blood culture-based diagnostics, enabled patients testing positive with T2’s products to receive targeted antimicrobial therapy 42 hours earlier than blood culture-based diagnostics, enabled patients testing negative with T2’s products to be de-escalated from empirical antimicrobial therapy seven hours earlier than those using blood culture-based diagnostics, and allowed a reduction of stay in the ICU and hospital of 5.0 and 4.8 days, respectively, compared to the use of blood culture-based diagnostics.

Products - Commercially Available

T2Dx Instrument

Our T2Dx Instrument, which is FDA-cleared and CE marked, is a fully automated, easy-to-use, bench-top instrument that is capable of running a broad range of diagnostic tests from patient samples, eliminating the need for manual workflow steps, such as pipetting, that can introduce risks of cross-contamination. To operate the system, a tube containing the patient’s blood sample is placed onto a disposable test cartridge, which is pre-loaded with all necessary reagents and consumables. The cartridge is then inserted into the T2Dx Instrument, which automatically processes the sample and then delivers a diagnostic test result in three to five hours. Test results are displayed on screen and can be printed or connected directly to the hospital or laboratory information system.

The T2Dx Instrument eliminates the need for sample purification and analyte extraction often required by other diagnostic technologies, which increases sensitivity and specificity, enables a broad menu of tests to be run on a single platform, and greatly reduces the complexity of the consumables. The T2Dx Instrument is designed to have a simple user interface and to efficiently process up to seven specimens simultaneously.

The commercially available test panels are designed to run on the T2Dx Instrument include T2Bacteria, T2Candida, T2Resistance, and T2Biothreat.

T2Bacteria Panel

T2Bacteria, which is FDA-cleared and CE marked, is a direct-from-blood molecular diagnostic test panel that detects bacterial pathogens found in blood stream infections including: Enterococcus faecium, Staphylococcus aureus, Klebsiella pneumoniae, Acinetobacter baumannii, Pseudomonas aeruginosa, and Escherichia coli. T2Bacteria received FDA clearance in 2018 after the clinical trial demonstrated overall sensitivity of 90% and overall specificity of 98%. In October 2023, we submitted a 510(k) premarket notification to the FDA to expand the number of pathogens detected on the FDA-cleared T2Bacteria Panel to include the detection of Acinetobacter baumannii and we received FDA 510(k) clearance in February 2024. These six bacterial pathogens account for approximately 75% of bacterial blood stream infections. These pathogens are often referred to as the ESKAPE pathogens, which are responsible for the majority of nosocomial infections and are often capable of “escaping” the biocidal action of antimicrobial agents, exhibiting multidrug resistance and virulence.

A systematic review of the clinical and economic impact of antibiotic resistance reveals that the ESKAPE pathogens are associated with the highest risk of mortality, thereby resulting in increased health care costs. In the T2Bacteria clinical trial, the mean time for the T2Bacteria Panel to result was 6.46 hours, while the result for blood culture was substantially longer with a mean time to result of 123.8 ± 9 hrs. for a negative result and 51.0 ± 43.0 hrs. for a positive result, and the mean time to species identification was 83.7 ± 47.6 hours. A study published in the Microbiology Open found that T2Bacteria decreased the time to species identification on average by 55 hours faster than blood culture. The rapid detection and identification of the pathogens by T2Bacteria in positive specimens also allowed for the early antimicrobial stewardship interventions with faster initiation of an effective targeted antibiotic therapy in some of the patients, which was captured in another study presented by Paggi R, et al. July 2021 with 29.2% of patients with T2Bacteria positive results switched to an appropriate therapy. In a 2019 study published in Open Forum Infectious Diseases, the data showed that patients diagnosed using T2Bacteria had shorter hospital stays, on average, as compared with patients diagnosed using blood culture alone. In August 2019, Centers for Medicare & Medicaid Services, or CMS, granted approval for a New Technology Add-on Payment, or NTAP, for T2Bacteria, effective October 1, 2019, which was extended until September 30, 2022. In its 2020 inpatient prospective payments system final rule, CMS explained: “the T2Bacteria Panel represents a substantial clinical improvement over existing technologies because it reduces the proportion of patients on inappropriate therapy, thus reducing the rate of subsequent diagnostic or therapeutic intervention as well as length of stay and mortality rates caused by sepsis causing bacterial infections.”

We believe T2Bacteria can enable clinicians to achieve faster targeted antibiotic therapy, improve patient outcomes, and reduce costs. We further believe that the adoption of the T2Dx Instrument and T2Bacteria can enable clinicians to make earlier and more informed decisions by providing positive test results to direct therapy and negative test results to reduce the use of antibiotics.

T2Candida Panel

T2Candida, which is FDA-cleared and CE marked, is a direct-from-blood molecular diagnostic test panel that detects the most lethal form of common blood stream infections that cause sepsis, candidemia, which has an average mortality rate of approximately 40%. T2Candida detects five species of Candida, directly from certain human whole blood specimens, including Candida albicans, Candida tropicalis, Candida krusei, Candida glabrata, and Candida parapsilosis. T2Candida received FDA clearance in 2014 after the clinical trial demonstrated overall sensitivity of 91% and overall specificity of 99%. These five Candida species account for approximately 90% of Candida blood stream infections.

According to a 2005 report published in Antimicrobial Agents and Chemotherapy, the high mortality rate associated with Candida infection can be reduced to 11% with the initiation of targeted therapy within 12 hours of presentation of symptoms. Currently, a typical patient with a Candida infection averages 40 days in the hospital, including nine days in intensive care, resulting in an average cost per hospital stay of over $130,000 per patient. In a study published in the American Journal of Respiratory and Critical Care Medicine in 2009, providing targeted antifungal therapy within 24 hours of the presentation of symptoms decreased the length of hospital stay by approximately ten days and decreased the average cost of care by approximately $30,000 per patient. In addition, many hospitals initiate antifungal drugs, such as caspofungin or micafungin, while waiting for blood culture-based diagnostic results. We estimate this practice costs approximately $500 per patient and is currently in use for over 40% of high-risk patients on average and for all high-risk patients in some hospitals. A negative result from T2Candida can provide timely data allowing physicians to avoid unnecessary antifungal treatment and potentially reduce the treatment cost further. In 2014 we received FDA marketing authorization for T2Candida in the U.S. and in July 2014 T2Candida was CE marked in the EU.

In April 2015, Future Microbiology published the results of an economic study regarding the use of T2Candida conducted by IMS Health, a healthcare economics agency. In the study, IMS demonstrated that an average hospital admitting 5,100 patients at risk for Candida infections could save approximately $5.8 million annually due to decreased hospital stays for patients, reduction in use of antifungal drugs and other associated savings. The economic study further showed T2Candida potentially reduced the costs of care by $26,887 per Candida patient and that rapid detection of Candida reduced patient deaths by 60.6%. Results from a data analysis of T2Candida for the detection and monitoring of Candida infection and sepsis were published comparing aggregated results from the use of T2Candida to blood culture-based diagnostics for the detection of invasive candidiasis and candidemia. The analysis included samples acquired from more than 1,900 patients. Out of 55 prospective patient cases that were tested with T2Candida and blood culture and determined to be positive or likely to be positive for a Candida infection, T2Candida detected 96.4% of the patients (53 cases) compared to blood culture which detected only 60% of the patients (33 cases).

Candidiasis disproportionally affects critically ill children, and we believe a pediatric testing claim for our FDA-cleared T2Candida will allow clinicians to improve outcomes and reduce cost by achieving faster targeted antifungal treatment for their pediatric patients. According to the Journal of Fungi, a peer-reviewed scientific journal that provides an advanced forum for studies related to pathogenic fungi, Candida species are a major contributor to morbidity and mortality in hospitalized children. Additionally, children with invasive candidiasis present a significant burden to the U.S. healthcare system, with a mean increased hospital length of stay of 21 days and approximately $92,000 in excess hospital costs.

Clinical use in Europe and research studies in the United States indicate the strong potential utility for T2Candida in pediatric patients. A Journal of Clinical Microbiology (2022) study conducted at the Bambino Gesù hospital in Rome, Italy found that pediatric patients suspected of fungal bloodstream infections that were tested with T2Candida received species identification results 121.8 hours faster compared to blood culture. The study also found a higher detection rate with T2Candida as six additional probable or possible fungal bloodstream infections in pediatric patients were detected by T2Candida and missed by blood culture. In addition, a prospective observational study published in Clinical Infectious Diseases (2022) evaluated the performance of four pre-blood culture tests for detecting the presence of invasive candidiasis in pediatric patients and found that T2Candida had the highest sensitivity and specificity of all four assays among five hundred patients enrolled. T2Candida was the only test recommended for individual use as a tool for the diagnosis of invasive candidiasis in at-risk children and adolescents.

We believe T2Candida can enable clinicians to achieve faster targeted antifungal therapy, improve patient outcomes, and reduce costs. We further believe that the adoption of the T2Dx Instrument and T2Candida can decrease the high mortality rate of Candida infections because these products can enable clinicians to make earlier and more informed decisions by providing positive test results to direct therapy and negative test results to reduce the use of antifungal drugs.

T2Resistance Panel

T2Resistance, which is CE marked, is a direct-from-blood molecular diagnostic test panel that simultaneously detects thirteen antibiotic resistance genes from both gram-positive and gram-negative pathogens. T2Resistance is designed to identify the most clinically important carbapenem resistance genes KPC, OXA-48, NDM, VIM, and IMP. Carbapenem resistance has been listed on the CDC Urgent Threat list for antibiotic resistance according to the latest CDC “AR Threats Report”. T2Resistance also detects a major source of extended spectrum beta lactamases, or ESBLs, CTXM-14 and CTXM-15; AmpC beta-lactamase genes (CMY, DHA); vanA vanB resistance genes, which are responsible for vancomycin resistant gram-positive enterococcus; and the detection of the methicillin resistance genes mecC and mecA, which cause methicillin resistant Staphylococcus aureus. Clinical performance data demonstrated that the T2Resistance Panel identified carbapenemase resistance genes with an average time of 5.3 hours. Antibiotic resistance was recognized by the World Health Organization in 2017 as “one of the biggest threats to global health, food security, and development today” and in 2022 released the Global Antimicrobial Resistance and Use Surveillance System (GLASS) report.

T2Resistance received FDA Breakthrough Device designation in February 2019 and CE marked in the EU in November 2019 and is available for purchase in the United States as a Research-Use-Only, or RUO, product, meaning that it is in the laboratory research phase of development and is being shipped or delivered for an investigation that is not subject to FDA regulations governing investigational device studies. In December 2021 we initiated a U.S. clinical trial for the T2Resistance Panel. The clinical trial is expected to be completed in 2024, and we believe the data from this trial may enable submission of a marketing application to the FDA in 2024.

We believe T2Resistance can help to prevent the spread of multidrug-resistant organisms and improve patient outcomes by enabling rapid identification of the genes associated with antibiotic resistance – enabling correct targeted therapy and the reduction of unnecessary antibiotic use, which is a primary cause of antibiotic resistance. We further believe that the adoption of the T2Dx Instrument and T2Resistance can enable more patients to get on appropriate targeted therapy faster, thereby reducing mortality and lowering hospitalization costs.

T2Biothreat Panel

T2Biothreat is a direct-from-blood molecular diagnostic test panel that runs on the T2Dx Instrument and simultaneously detects six biothreat pathogens, including the organisms that cause 1) anthrax (Bacillus anthracis); 2) tularemia (Francisella tularensis); 3) glanders (Burkholderia mallei); 4) melioidosis (Burkholderia pseudomallei); 5) plague (Yersinia pestis); and 6) typhus (Rickettsia prowazekii). These pathogens have been identified as threats by the CDC and identified as material biological threats under section 319-2(c)(2)(A)(ii) of the Public Health Service Act. If not treated promptly, these pathogens can have mortality rates of 40-90%. T2Biothreat is indicated as an aid in the diagnosis of anthrax, tularemia, melioidosis, glanders, typhus fever and plague.

In December 2021, we initiated a U.S. clinical evaluation for T2Biothreat that included positive samples being prepared and analyzed at a high-containment Biosafety Level 3 laboratory and negative samples being analyzed at a clinical site. Our clinical evaluation of T2Biothreat demonstrated positive percent agreement, or sensitivity, of 100% for all targets except Francisella tularensis, which was 94.3%, and negative percent agreement, or specificity, for all six targets of 100%. On May 8, 2023, we submitted a 510(k) premarket notification to the FDA for T2Biothreat. On September 19, 2023, we received 510(k) clearance from the FDA for T2Biothreat.

The six biothreat pathogens detected by the T2Biothreat are identified as biological threats by the U.S. Administration for Strategic Preparedness and Response, or ASPR. ASPR engages partners through Public Health Emergency Medical Countermeasures Enterprise activities to share information and coordinate plans and actions to ensure the nation has and can use medical countermeasures to protect Americans during disasters and emergencies resulting from known and unknown chemical, biological, radiological, or nuclear threats and emerging infectious diseases.

We believe T2Biothreat can help to protect Americans from the consequences of deliberate or naturally occurring outbreaks of these biothreat pathogens by enabling clinicians to achieve faster targeted antibiotic therapy, improve patient outcomes, and reducing mortality. We further believe that the adoption of the T2Dx Instrument and T2Biothreat can enable clinicians to make earlier and more informed decisions by providing positive test results to direct therapy and negative test results to reduce the use of antibiotics.

Products In Development

T2Lyme Panel

T2Lyme is a direct-from-blood molecular diagnostic test designed to run on the T2Dx Instrument and detect Borellia burgdorferi, the bacteria that causes Lyme disease. We believe T2Lyme may benefit from similar advantages provided by our technology, including the potential for high sensitivity, high specificity, ease of use and more rapid time to result. T2Lyme is designed to provide accurate and timely diagnosis of early Lyme disease, enabling faster targeted treatment, with the goal of preventing the evolution of the disease to its later stages with associated neurological and musculoskeletal diseases.

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

In November 2022, the T2Lyme Panel was selected as a Phase 1 winner of the LymeX Diagnostics Prize, a LymeX Innovation Accelerator prize competition, a partnership between the HHS and Cohen Foundation, the largest public-private partnership for Lyme disease, that includes up to $10 million in funding to accelerate the development of Lyme disease diagnostics. The T2Lyme Panel received FDA Breakthrough Device designation in July 2022 as an aid in the diagnosis for the detection of early Lyme disease caused by Borrelia burgdorferi, directly from human whole blood. We are currently exploring commercial opportunities with partners and initially plan to launch T2Lyme as a Laboratory Developed Test, or LDT.

T2Cauris Panel

Our T2Cauris™ Panel is a direct-from-blood molecular diagnostic test designed to run on the T2Dx Instrument and detect Candida auris. We currently intend to complete product development and seek FDA 510(k) clearance to include the detection of Candida auris on T2Candida, which is already FDA-cleared and CE marked. T2Cauris received FDA Breakthrough Device designation in July 2023.

Candida auris, or C. auris, is a multi-drug resistant pathogen recognized by the CDC as a serious global health threat. C. auris has a mortality rate of up to 60% and some strains of C. auris are resistant to all three available classes of antifungal therapies. According to the CDC, C. auris is difficult to identify with standard laboratory methods, including blood culture, which can lead to inappropriate treatment. Unlike most other species of Candida, C. auris can spread quickly in a hospital and rapid detection may assist in containing these outbreaks. The CDC has called on public health professionals to help lower the burden of fungal disease by continuing to raise awareness of the life-saving benefits of early diagnosis and proper treatment.

Reported cases of C. auris have surged internationally, and the CDC has reported a significant increase in infected patients in the United States since the CDC issued an alert on C. auris in 2016. According to the European Centre for Disease Prevention and Control, hospital outbreaks have occurred in the United Kingdom and Spain. Because C. auris can be resistant to most antifungal treatment options and can spread so quickly, these hospital outbreaks have been difficult to contain.

We previously collaborated with the CDC regarding C. auris detection using our technology. The goals of the CDC collaboration were to use the T2Dx Instrument to (i) validate the detection of C. auris from patient skin samples and hospital environmental samples, (ii) validate a process for surveillance of C. auris in healthcare facilities from skin and environmental samples, and (iii) assist state and local public health labs in combating the outbreak. The CDC evaluated the T2Cauris swab test on patient skin samples and published their findings in Mycoses. Additionally, in a study presented at ASM Microbe 2018 regarding the detection of C. auris, it was found that our technology provided accurate diagnostic results from patient skin samples.

Following our collaboration with the CDC, we have completed feasibility and early development of a diagnostic test to detect the C. auris pathogen directly-from-blood and we plan to seek FDA 510(k) clearance to add this test to T2Candida. We believe adding C. auris detection to our existing T2Candida Panel will increase the value proposition of T2Candida by covering approximately 95% of all sepsis-causing Candida pathogens commonly found in blood stream infections. The current FDA-cleared T2Candida Panel simultaneously detects five Candida species, including Candida albicans, Candida tropicalis, Candida parapsilosis, Candida krusei, and Candida glabrata. Rapid detection of these pathogens, as well as Candida auris, is essential to getting infected patients on appropriate antifungal therapy, improving patient outcomes, and reducing cost.

Strategy

Our objective is to establish our products as the standard of care for clinical diagnostics. To achieve this objective, our strategy is to focus on the following three corporate objectives:

•
Accelerating our Sales. Our sales strategy consists of two primary objectives: 1) increasing our sepsis test panel revenue by driving broader utilization among new and existing customers, and 2) expanding our T2Dx Instrument installed base globally by selling or placing new instruments.
•
Enhancing our Operations. Our operations strategy consists of four primary objectives: 1) reducing inventory, 2) reduce scrap, 3) improve on-time delivery, and 4) complete Oracle ERP system cutover. We believe that we will continue to meet our current manufacturing needs with our operations at our Lexington and Wilmington, Massachusetts facilities.
•
Advancing our Pipeline. Our product pipeline strategy is focused on expanding the test menu on the T2Dx Instrument and consists of three primary objectives: 1) developing new tests or test panels, 2) completing clinical evaluation, and 3) obtaining regulatory clearance (e.g., FDA 510(k), CE mark, etc.).

Sales, Marketing and Distribution

Our sales team and our distribution partners employ a strategic approach focusing on the clinical value of our products, improved patient outcomes and economic value for hospitals, including providing these hospitals with a customized budget-impact analysis. They also demonstrate the ease-of-use of our products and highlight the advantages of our products over existing culture-based diagnostics and empiric therapy practices.

In the U.S., we market and sell the T2Dx Instrument, T2Bacteria Panel, and T2Candida Panel products directly to hospitals. We have received FDA 510(k) clearance for these products, and we expect to receive FDA 510(k) clearance for additional products currently in our pipeline. At the end of 2023, our direct commercial organization consisted of 27 people, including sales, marketing, medical affairs, service, and support. If hospitals optimize the full extent of our technology, we expect a positive network effect in the hospital community, helping to accelerate adoption of T2Bacteria and T2Candida. We believe key aspects of healthcare reform, including a sensitivity to the growing problem of antimicrobial resistance, the focus on cost containment, risk-sharing, and outcomes-based treatment and reimbursement, are aligned with the value proposition of our sepsis products, helping to contribute positively to their adoption.

Internationally, we market and sell the T2Dx Instrument, T2Bacteria, T2Candida, and T2Resistance products through territory exclusive distribution partners. We have received marketing authorization, or certifications, covering Europe, Australia, and certain countries in the Middle East, Latin America, Asia Pacific, and Africa, and expect to seek regulatory authorizations or certifications in additional international markets. We have affixed a CE mark on the T2Dx Instrument and the T2Candida, T2Bacteria and T2Resistance panels. As of the end of 2023, we had distributors throughout the EU, and in a growing number of countries in Asia Pacific, Latin America, and the Middle East. These distributors typically have strong, existing relationships with key opinion leaders, have relationships with important hospitals in their respective countries, and have experience marketing and selling infectious disease and/or microbiology products. We have employed a small regionally-focused commercial team of business managers and field service personnel primarily to support the efforts of our international distributors, and we plan to further expand our distribution channels in other key international markets.

We are marketing, and intend to sell, T2Biothreat directly to U.S. government agencies tasked with defending the United States from bioterrorism threats.

Customers

Our total revenues are concentrated among a small number of large customers. For fiscal year 2023, two customers represented 29% of our total revenue, and for fiscal year 2022 our BARDA contract represented 50% of our total revenue. For a discussion of risks related to customer concentration, see “Risk Factors - We have relied on a few large customers for a significant portion of our business, and the loss of any of these customers has in the past and could in the future materially and adversely impact our results of operations and financial condition.” and Note 2, Significant Accounting Policies, to the Consolidated Financial Statements included in Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Medical and Clinical Affairs

We believe the key decision-makers at hospitals are infectious disease and critical care physicians, laboratory directors, hospital pharmacy, chief medical officers, and hospital administrators. Accordingly, we continue to educate these key decision makers through in-person meetings, publishing scientific data in peer-reviewed journals, presenting at major industry conferences, and conducting and supporting clinical studies. Our clinical and medical affairs team is raising awareness by amplifying clinical value messaging for our products. The team is actively engaged with key opinion leaders to generate and share real world data via scientific journal publications, at medical conferences, and at industry trade shows. During 2023, our products were mentioned in over 35 publications, posters, and presentations.

In response to the severity and complexity of managing bloodstream infections, a growing number of hospitals have instituted sepsis committees or antimicrobial stewardship committees to control hospital practices related to infections, including the use of antibiotic and antifungal therapy. These committees typically include key decision-makers, and we believe they can provide a central forum to present the benefits of our products. In addition, we plan to continue to publish scientific data in peer-reviewed journals, present at major medical and scientific conferences and conduct and support clinical trials to provide additional data relative to the performance of T2Bacteria, T2Candida, and T2Resistance to these key decision-makers.

Manufacturing

We manufacture our proprietary T2Dx Instrument, and our sepsis test panels and reagents at our manufacturing facilities in Lexington and Wilmington, Massachusetts. We perform all manufacturing and packaging of final components in accordance with applicable guidelines for medical device manufacturing. Our particles are supplied by a sole source supplier, Cytiva (a Danaher company), formerly GE Healthcare. We believe we can secure arrangements with other suppliers on commercially reasonable terms for the products and parts we outsource.

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

During 2023, we experienced process and raw material challenges that impacted our ability to timely deliver our sepsis test panels to our global customers. We took a variety of actions to address these challenges, including the hiring of a new Vice President of Operations, advanced procurement of raw materials, process improvements, and investments in equipment. As of the end of December 2023, we had resolved the backorders for T2Bacteria and T2Candida, and as of the end of January 2024, we had resolved the backorder for T2Resistance.

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

Intellectual Property

We strive to protect and enhance the proprietary technologies that we believe are important to our business and seek to obtain and maintain patents for any patentable aspects of our product and product candidates, including their methods of use and any other inventions that are important to the development of our business. We own or exclusively license over 40 issued U.S. patents and U.S. patent applications. We also own or license over 50 pending or granted counterpart applications worldwide. We possess substantial know-how and trade secrets which protect various aspects of our business and products. The patent families comprising our patent portfolio are primarily focused on protection of a range of general and specific attributes of our proprietary assay architecture and assay instrumentation for our T2Bacteria, T2Candida, T2Resistance, T2Biothreat, T2Lyme, and T2Cauris Panels and our product candidates, as well as protection of certain aspects of the conduct of the assays and detection of analytes. The Company’s patent portfolio includes issued patents that cover T2Bacteria, T2Candida and T2Lyme.

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

While we have confidence in these individuals, organizations and systems, agreements or security measures may be breached, and we may not have adequate remedies for any breach. To the extent that our employees, consultants, scientific advisors, contractors, or any future collaborators use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions. Further, any of our intellectual property and proprietary rights could be challenged, invalidated, circumvented, infringed or misappropriated, or such intellectual property and proprietary rights may not be sufficient to provide competitive advantages. For more information, please see “Risk Factors - Risks Related to Intellectual Property.”

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

Supply Agreement with SMC Ltd.

We are currently party to a supply agreement with SMC Ltd. for the supply and manufacture of plastic injection molded parts that are used across all T2 Biosystems' test panels. The agreement contains other terms and conditions generally consistent with an agreement for the manufacture and supply of materials or products for use in the development and commercialization of diagnostics such as our products and product candidates, including with respect to ordering, supply of such product in accordance with specifications, and quality assurance and quality control activities.

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

BARDA Contract

In September 2019, BARDA awarded us a milestone-based contract for the development of a next-generation diagnostic instrument, a comprehensive sepsis panel and a multi-target biothreat panel. In September 2020, BARDA exercised the first contract option valued at $10.5 million. In April 2021, BARDA agreed to modify the contract to accelerate product development by advancing future deliverables and adding a U.S. T2Resistance Panel into Option 1 of the contract. In September 2021, BARDA exercised Option 2A valued at approximately $6.4 million to further advance the new product development initiatives. In December 2021, we initiated the U.S. clinical trials for the T2Resistance Panel and T2Biothreat Panel. In March 2022, BARDA exercised Option 2B valued at approximately $4.4 million. In May 2022, BARDA exercised Option 3 valued at approximately $3.7 million to complete the U.S. clinical trials for the T2Resistance Panel and T2Biothreat Panel and subsequently submit applications to the FDA for U.S. regulatory clearance for those product candidates. In December 2022, the T2Biothreat clinical evaluation was completed. In May 2023, we submitted a 510(k) premarket notification to the FDA for the T2Biothreat Panel and in September 2023, we received 510(k) clearance from the FDA to market the T2Biothreat Panel. The BARDA contract expired in September 2023

Competition

While we believe that we are currently the only diagnostic company with FDA-cleared or CE marked commercial products capable of detecting sepsis-causing pathogens and antibiotic resistance genes directly from blood in three to five hours, at limits of detection as low as 1 CFU/mL, without the need to wait days for a positive blood culture, we compete with commercial diagnostics companies for the limited resources of our customers. Our principal competition is from a number of companies that offer blood culture-dependent diagnostic platforms, most of which are more established commercial organizations with considerable name recognition and significant financial resources.

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

We believe that we have a number of competitive advantages, including:

•
our products’ ability to detect targets directly from blood, without the need to wait days for positive blood culture results;
•
our products’ ability to provide rapid, highly-sensitive and highly-specific diagnostic results, which can provide timely information to enable clinicians to make therapeutic decisions that can improve patient outcomes and reduce healthcare costs;
•
our products’ ability to detect a broad range of targets, providing a wider variety of potential applications both within and outside of the in vitro diagnostics market;
•
our applications in the field of sepsis that we believe will not require separate reimbursement codes due to the established payment and reimbursement structure in place;
•
our applications may provide substantial economic benefits to hospitals that can accrue the savings related to the rapid treatment of sepsis patients; and
•
our ability to develop easily operable products for end users.

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
•
post-market approval studies; and
•
product import and export.

FDA Premarket Clearance and Approval Requirements

Each medical device we seek to commercially distribute in the United States must first receive 510(k) clearance, de novo classification, or pre-market approval, or PMA, from the FDA, unless specifically exempted by the FDA. Under the FDCA, medical devices are classified into one of three classes—Class I, Class II or Class III—depending on the degree of risk associated with each medical device and the extent of manufacturer and regulatory control needed to ensure its safety and effectiveness. Class I includes devices with the lowest risk to the patient and are those for which safety and effectiveness can be assured by adherence to the FDA’s General Controls for medical devices, which include compliance with the applicable portions of the FDA’s Quality System Regulation, or QSR, facility registration and product listing, reporting of adverse medical events, and truthful and non-misleading labeling, advertising, and promotional materials. Class II devices are subject to the FDA’s General Controls, and special controls as deemed necessary by the FDA to ensure the safety and effectiveness of the device. These special controls can include performance standards, post-market surveillance, patient registries and FDA guidance documents. While most Class I devices are exempt from the 510(k) premarket notification requirement, manufacturers of most Class II devices are required to submit to the FDA a premarket notification under Section 510(k) of the FDCA requesting permission to commercially distribute the device based on the substantial equivalence of the device to a previously cleared device using the same pathway. The FDA’s permission to commercially distribute a device subject to a 510(k) premarket notification is generally known as 510(k) clearance. Devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices, or devices deemed not substantially equivalent to a previously 510(k) cleared device are categorized as Class III. These devices require submission and approval of a PMA application.

510(k) Clearance Process

A certain number of our products have received 510(k) clearance from the FDA for various indications for use. To obtain 510(k) clearance, we must submit a pre-market notification to the FDA demonstrating that the proposed device is substantially equivalent to a previously cleared 510(k) device, a device that was in commercial distribution before May 28, 1976 for which the FDA has not yet called for the submission of pre-market approval applications, or is a device that has been reclassified from Class III to either Class II or I. The FDA’s 510(k) clearance process usually takes from three to 12 months from the date the application is submitted and accepted by the FDA but may take significantly longer. The FDA may have questions on data provided or require additional information, including clinical data, to make a determination regarding substantial equivalence. In addition, FDA collects user fees for certain medical device submissions and annual fees for registering medical device establishments. If the FDA agrees that the device is substantially equivalent to a predicate device currently on the market, it will grant 510(k) clearance to commercially market the device. If the FDA determines that the device is “not substantially equivalent” to a previously cleared device, the device is automatically designated as a Class III device. The device sponsor must then fulfill more rigorous PMA requirements or can request a risk-based classification determination for the device in accordance with the de novo classification process, which is a route to market for novel medical devices that are low to moderate risk and are not substantially equivalent to a predicate device.

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

Premarket Approval Process

Most Class III devices require PMA approval before they can be marketed. The PMA process is more demanding than the 510(k) premarket notification process. In a PMA, the manufacturer must demonstrate that the device is safe and effective, and the PMA must be supported by human clinical and non-clinical data. The PMA must also contain a full description of the device, its manufacturing, and proposed labeling. FDA review of a PMA application typically takes between one and three years, but may take significantly longer. In addition, the FDA will conduct a pre-approval inspection of the manufacturing facility to ensure compliance with the QSR before approving a PMA application.

Certain changes to an approved device which affect the safety or effectiveness of the device, require submission of a PMA supplement. application, and Certain other changes to an approved device require the submission of a new PMA, such as when the design change causes a different intended use, mode of operation, and technical basis of operation, or when the design change is so significant that the data that were submitted with the original PMA are not applicable for the changed device.

De novo Classification Process

Medical device types that the FDA has not previously classified as Class I, II, or III are automatically classified into Class III regardless of the level of risk they pose. The FDCA contains a route to market for low to moderate risk medical devices that are automatically placed into Class III due to the absence of a predicate device, called the “Request for Evaluation of Automatic Class III Designation,” or the de novo classification procedure. This procedure allows a manufacturer whose novel device is automatically classified into Class III to request down-classification of its medical device into Class I or Class II on the basis that the device presents low or moderate risk, rather than requiring the submission and approval of a PMA application. The de novo classification pathway allows a manufacturer to request de novo classification directly without first submitting a 510(k) premarket notification to the FDA and receiving a not substantially equivalent determination. The FDA is required to classify the device within 120 days following receipt of the de novo application. If the manufacturer seeks reclassification into

Class II, the manufacturer must include a draft proposal for special controls that are necessary to provide a reasonable assurance of the safety and effectiveness of the medical device. In addition, the FDA may reject the de novo request if it identifies a legally marketed predicate device that would be appropriate for a 510(k) or determines that the device is not low-to-moderate-risk or that general controls would be inadequate to control the risks and/or that special controls cannot be developed. On September 22, 2014, the FDA agreed with the de novo classification request for the T2Dx and T2Candida Panel and classified these products as Class II medical devices.

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

Regardless of the degree of risk (significant or nonsignificant) presented by the medical device, clinical studies must be approved by, and conducted under the oversight of, an Institutional Review Board, or IRB, for each clinical site. The IRB is responsible for the initial and continuing review of the IDE and may pose additional requirements for the conduct of the study. During a study, the sponsor is required to comply with the applicable FDA requirements, including, for example, trial monitoring, selecting clinical investigators and providing them with the investigational plan, ensuring IRB review, adverse event reporting, record keeping and prohibitions on the promotion of investigational devices or on making safety or effectiveness claims for them. The clinical investigators in the clinical study are also subject to FDA’s regulations and must obtain patient informed consent, rigorously follow the investigational plan and study protocol, control the disposition of the investigational device, and comply with all reporting and recordkeeping requirements. Additionally, after a trial begins, the sponsor, the FDA or the IRB could suspend or terminate a clinical trial at any time for various reasons, including a belief that the risks to study subjects outweigh the anticipated benefits.

Expedited Development and Review Programs

Following passage of the 21st Century Cures Act, the FDA implemented the Breakthrough Devices Program, which is a voluntary program offered to manufacturers of certain medical devices and device-led combination products that may provide for more effective treatment or diagnosis of life-threatening or irreversibly debilitating diseases or conditions. The goal of the program is to provide patients and health care providers with more timely access to qualifying devices by expediting their development, assessment and review, while preserving the statutory standards for PMA approval, 510(k) clearance and de novo classification. The program is available to medical devices that meet certain eligibility criteria, including that the device provides more effective treatment or diagnosis of life-threatening or irreversibly debilitating diseases or conditions, and that the device meets one of the following criteria: (i) the device represents a breakthrough technology, (ii) no approved or cleared alternatives exist, (iii) the device offers significant advantages over existing approved or cleared alternatives, or (iv) the availability of the device is in the best interest of patients. Breakthrough Device designation provides certain benefits to device developers, including more interactive and timely communications with FDA staff, use of post-market data collection, when scientifically appropriate, to facilitate expedited and efficient development and review of the device, opportunities for efficient and flexible clinical study design, and expedited review of premarket submissions. In February 2019, our T2Resistance Panel was granted FDA Breakthrough Device designation, in July 2022, we received Breakthrough Device Designation for the T2Lyme Panel, and in July 2023, we received Breakthrough Device designation for our Candida auris test.

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

Once an EUA declaration has been issued, the FDA can issue EUAs for products that fall within the scope of that declaration. To issue an EUA, the FDA Commissioner must conclude that 1) the CBRN that is referred to in the EUA declaration can cause serious or life-threatening diseases or conditions; 2) based on the totality of scientific evidence available, it is reasonable to believe that the product may be effective in diagnosing, treating, or preventing the disease or condition attributable to the CBRN and that the product’s known and potential benefits outweigh its known and potential risks; and 3) there is no adequate, approved, and available alternative to the product. Products subject to an EUA must still comply with the conditions of the EUA, including labeling and marketing requirements. Moreover, the authorization to market products under an EUA is limited to the period of time the EUA declaration is in effect, and the FDA can revoke an EUA in certain circumstances.

At certain points during the COVID-19 pandemic, the FDA issued policies indicating that it would not object to test developers distributing or offering their validated tests prior to receipt of an EUA, provided the test developers met certain criteria set forth in published enforcement policies. In June 2020, we launched the T2SARS-CoV-2 Panel, our COVID-19 molecular diagnostic test, after validation of the test pursuant to the FDA’s policy permitting COVID-19 tests to be marketed prior to receipt of an EUA, subject to certain prerequisites. In August 2020, the FDA granted an EUA to the T2SARS-CoV-2 Panel for the qualitative direct detection of nucleic acid from SARS-CoV-2 in upper respiratory specimens (such as nasal, mid-turbinate, nasopharyngeal, and oropharyngeal swab specimens) and bronchoalveolar lavage specimens from individuals suspected of COVID-19 by their healthcare provider.

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

Manufacturing processes for medical devices are required to comply with the applicable portions of the QSR, which cover the methods, facilities and controls for the design, manufacture, testing, production, processes, controls, quality assurance, labeling, packaging, distribution, installation and servicing of finished devices intended for human use. The QSR also requires, among other things, maintenance of a device master file, device history file, and complaint files. As a manufacturer, we are subject to periodic scheduled or unscheduled FDA inspections. Failure to maintain compliance with the QSR requirements could result in the shutdown of, or restrictions on, manufacturing operations and the recall or seizure of marketed products. The discovery of previously unknown problems with marketed medical devices, including unanticipated adverse events or adverse events of increasing severity or frequency, whether resulting from the use of the device within the scope of its clearance or off-label by a physician in the practice of medicine, could result in restrictions on the device, including the removal of the product from the market or voluntary or mandatory device recalls.

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

Until May 25, 2022, IVD MDs were regulated by Directive 98/79/EC, or EU IVDD, which has been repealed and replaced by Regulation (EU) No 2017/746, or EU IVDR. The transition period to implement EU IVDR requirements is currently underway now, with extensions applied due to the low number of EU Notified Bodies that are accredited to certify to the new Regulation and the high number of IVD companies that require certification. Changes from the IVDD to IVDR have been impactful. Under IVDR, there are now four (4) regulatory classifications for IVD MDs. Class A IVD MDs, such as our T2Dx Instrument, allow us to self-assess the conformity of its products with IVDR requirements. The remaining Classes B, C and D, which include our T2Candida, T2Bacteria and T2Resistance Panels, require a conformity assessment procedure requires the intervention of a Notified Body who is accredited by an EU Competent Authority to certify products to the EU IVDR.

Notified Bodies are independent organizations designated by EU member states to assess the conformity of devices before being placed on the market. A Notified Body would typically audit and examine a product’s technical documentation per the requirements of EU IVDR. If satisfied that the relevant product conforms to the relevant essential requirements, the Notified Body issues a certificate of conformity, which the manufacturer uses as a basis for its own declaration of conformity. The manufacturer may then apply the CE mark to the device, which allows the device to be placed on the market throughout the EU. While we had assessed that the T2Dx Instrument and T2Candida met the requirements of the EU IVDD in late 2014, based upon an EC declaration of conformity dated July 7, 2014, and updated on September 9, 2015 and May 26, 2016, allowing us to affix the CE mark to these products.

The Class A T2Dx Instrument was self-certified by us on August 12, 2022. While the T2Bacteria, T2Candida, T2Biothreat and T2Resistance Panels were allowed to continue to be self-declared under EU IVDD, EU IVDR requirements have determined that these products are of a higher classification than Class A, therefore we must now pursue conformity routes for each product as we continue to complete the transition to EU IVDR. This work was delayed by our Notified Body accreditation to certify to EU IVDR on February 25, 2023. We will continue to work with our Notified Body to achieve full transition to EU IVDR requirements and certification throughout 2023 with an expected completion in 2024. Class B devices are expected to fully transition to EU IVDR certification by May 26, 2027. Class C devices are expected to fully complete transition May 26, 2026. It is currently assumed that the Panel products will be classified as Class B or Class C for our Notified Body per EU IVDR requirements.

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

Other Healthcare Laws

Our current and future business activities are subject to healthcare regulation and enforcement by federal, state and local governments and the foreign governments in which we conduct our business. These laws include, without limitation, state and federal anti-kickback, fraud and abuse, false claims, data privacy and security and transparency laws and regulations regarding payments or other transfers of value made to physicians and other licensed healthcare professionals.

The federal Anti-Kickback Statute prohibits, among other things, any person from knowingly and willfully offering, soliciting, receiving or providing any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce either the referral of an individual, for an item or service or the purchasing, leasing, ordering, or arranging for or recommending the purchase, lease or order of any good, facility, item or service, for which payment may be made, in whole or in part, under federal healthcare programs such as the Medicare and Medicaid programs. There are a number of statutory exceptions and regulatory safe harbors that the OIG has promulgated outlining certain categories of relationships between health care providers and persons or entities that may have a referral relationship that would be deemed not to violate the Anti-Kickback Statute. However, the exceptions and safe harbors are drawn narrowly to avoid inadvertently immunizing prohibited conduct. Failure to meet all of the requirements of a particular applicable statutory exception or regulatory safe harbor does not make the conduct per se illegal under the Anti-Kickback Statute. Instead, the legality of the arrangement will be evaluated on a case-by-case basis based on a cumulative review of all its facts and circumstances. Several courts have interpreted the statute’s intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals of federal healthcare covered business, the Anti-Kickback Statute has been violated. In addition, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. The majority of states also have anti-kickback laws which establish similar prohibitions and, in some cases, may apply to items or services reimbursed by any third-party payor, including commercial insurers.

Additionally, the federal False Claims Act prohibits, among other things, any person or entity from knowingly presenting or causing the presentation of a false or fraudulent claim for payment to, or approval by, the U.S. government. The False Claims Act defines the term “knowingly” broadly, and submitting a claim with reckless disregard to its truth or falsity can constitute the “knowing” submission of a false or fraudulent claim for the purposes of the False Claims Act. In addition to actions initiated by the government itself, the statute authorizes actions to be brought on behalf of the federal government by a private party having knowledge of the alleged fraud. Such “whistleblower” or “qui tam” provisions are being used with more frequency to challenge the reimbursement practices of providers and suppliers. Because the complaint is initially filed under seal, the action may be pending for some time before the defendant is even aware of the action. If the government decides to intervene and is ultimately successful in obtaining redress in the matter, or if the plaintiff succeeds in obtaining redress without the government’s involvement, then the plaintiff will receive a percentage of the monetary recovery. The federal government is using the False Claims Act, and the accompanying threat of significant liability, in its investigation and prosecution of life sciences companies throughout the country, for example, in connection with the promotion of products for unapproved uses and other sales and marketing practices. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act. The government has obtained multi-million and multi-billion dollar settlements under the False Claims Act in addition to individual criminal convictions under applicable criminal statutes. Given the significant size of actual and potential settlements, it is expected that the government will continue to devote substantial resources to investigating healthcare providers’ and manufacturers’ compliance with applicable fraud and abuse laws. Many states have enacted similar false claims acts as well.

The federal Health Insurance Portability and Accountability Act of 1996, as amended (“HIPAA”), created new federal criminal statutes that prohibit, among other actions, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payors, and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statements or representations in connection with the delivery of or payment for healthcare benefits, items or services. Like the Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.

The federal Civil Monetary Penalties Law imposes penalties against any person or entity that, among other things, knowingly presents or causes to be presented a claim to a federal health program that the person knows or should know is for an item or service that was not provided as claimed or is false or fraudulent.

Also, as stated above, many states have similar fraud and abuse laws that may be broader in scope and may apply regardless of payor.

Moreover, the Physician Payments Sunshine Act requires certain device manufacturers, among others, to report certain payments or “transfers of value” provided to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain non-physician practitioners (physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified registered nurse anesthetists and certified nurse midwives) and teaching hospitals, and to report ownership and investment interests held by physicians and their immediate family members during the preceding calendar year. The statute includes in its reporting requirements a broad range of transfers of value including, but not limited to, consulting fees, speaker honoraria, charitable contributions, research payments and grants. Failure to report any covered payment or transfers of value within the Open Payments system could subject companies to significant financial penalties. Tracking and reporting the required payments and transfers of value may result in considerable expense and additional resources. Several states currently have similar laws and more states may enact similar legislation, some of which may be broader in scope. For example, certain states require the implementation of compliance programs, compliance with industry ethics codes, implementation of gift bans and spending limits, and/or reporting of gifts, compensation and other remuneration to healthcare professionals.

We also may be subject to data privacy and security regulation by both the federal government and the states in which we conduct our business. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their respective implementing regulations, including the final omnibus rule published on January 25, 2013, imposes specified requirements relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH, through its implementing regulations, makes certain HIPAA privacy and security standards directly applicable to business associates, defined as a person or organization, other than a member of a covered entity’s workforce, that creates, receives, maintains or transmits protected health information for or on behalf of a covered entity for a function or activity regulated by HIPAA. In addition to HIPAA criminal penalties, HITECH created four new tiers of civil and monetary penalties and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws in certain circumstances and seek attorneys’ fees and costs associated with pursuing federal civil actions. In addition, state laws govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

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

Hospitals, clinical laboratories and other healthcare provider customers that may purchase our products and/or product candidates generally bill various third-party payors to cover all or a portion of the costs and fees associated with diagnostic tests, including the cost of the purchase of our products and/or product candidates. The majority of our diagnostic tests are performed in a hospital inpatient setting, where governmental payors, such as Medicare, generally reimburse hospitals with a single bundled payment that is based on the patients’ diagnosis under a classification system known as the Medicare severity diagnosis-related groups, or MS-DRGs, classification for all items and services provided to the patient during a single hospitalization, regardless of whether our diagnostic tests are performed during such hospitalization. In addition, new products may be eligible for an add-on payment for a time period up to three years if they meet certain criteria, including, among other things, demonstrating a substantial clinical improvement relative to services or technologies previously available. For fiscal years 2021 and 2022, hospitals paid under the Medicare Hospital Inpatient Prospective Payment System were eligible to receive a new technology add-on payment, or NTAP for T2Bacteria, which is incremental to the MS-DRG reimbursement for qualifying Medicare inpatient cases based on the cost of the case. Effective fiscal year 2023, T2Bacteria is no longer eligible for NTAP. To the extent that our diagnostic tests are performed in an outpatient setting, certain of our tests may be eligible for separate payment using existing Current Procedural Terminology, or CPT, codes, under the Clinical Laboratory Fee Schedule.

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

Since its enactment, there have been judicial, executive and Congressional challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court’s decision, President Biden issued an executive order initiating a special enrollment period from February 15, 2021, through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare.

Other legislative changes have been proposed and adopted since the ACA was enacted. These changes included aggregate reductions of Medicare payments to providers, which will remain in effect through 2032, with the exception of a temporary suspension from May 1, 2020, through March 31, 2022. In addition, on January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. The Medicare Access and CHIP Reauthorization Act of 2015, or MACRA, enacted on April 16, 2015, repealed the formula by which Medicare made annual payment adjustments to physicians and replaced the former formula with fixed annual updates and a new system of incentive payments that are based on various performance measures and physicians’ participation in alternative payment models such as accountable care organizations. It is unclear what effect new quality and payment programs, such as MACRA, may have on our business, financial condition, results of operations or cash flows.

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

In September 2019, BARDA awarded us a milestone-based contract for the development of a next-generation diagnostic instrument, a comprehensive sepsis panel and a multi-target biothreat panel. In September 2020, BARDA exercised the first contract option valued at $10.5 million. In April 2021, BARDA agreed to modify the contract to accelerate product development by advancing future deliverables and adding a U.S. T2Resistance Panel into Option 1 of the contract. In September 2021, BARDA exercised Option 2A valued at approximately $6.4 million to further advance the new product development initiatives. In December 2021, we initiated the U.S. clinical trials for the T2Resistance Panel and T2Biothreat Panel. In March 2022, BARDA exercised Option 2B valued at approximately $4.4 million. In May 2022, BARDA exercised Option 3 valued at approximately $3.7 million to complete the U.S. clinical trials for the T2Resistance Panel and T2Biothreat Panel and subsequently submit applications to the FDA for U.S. regulatory clearance for those product candidates. In December 2022, the T2Biothreat clinical evaluation was completed. In May 2023, we submitted a 510(k) premarket notification to the FDA for the T2Biothreat Panel and in September 2023, we received 510(k) clearance from the FDA to market the T2Biothreat Panel. The BARDA contract expired in September 2023

We recorded research and contribution revenue of $0.4 million and $11.0 million for the years ended December 31, 2023 and 2022, respectively, under the BARDA contract.

Human Capital Resources

At T2 Biosystems, employees are integral to our success. Our key human capital management objectives are to attract, retain and develop talent needed to deliver on our strategy and advance our mission. As of December 31, 2023, we had a total of 113 employees, including 79 employees working on-site, and 34 employees working remotely or in the field. All of these employees were full-time employees. None of our employees are represented by labor unions or covered by collective bargaining agreements. We focus on the following areas in supporting our human capital:

Diversity and Inclusion. We recognize and appreciate the importance of creating an environment where all team members feel valued, included and empowered to do their best work and bring great ideas to the table. We recognize that each team member’s unique experiences, perspectives, and viewpoints add value to our ability to develop and deliver innovative diagnostic products and make a meaningful impact on patient care. We strive to foster an organizational culture that ensures all employees are treated fairly and with respect, promotes inclusivity, and provides equal opportunities for professional growth and advancement based on merit. Our Code of Business Conduct and Ethics prohibits discrimination on the basis of race, color, religion, national origin, sex (including pregnancy), sexual orientation, age, disability, veteran status or other characteristic protected by law.

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

Our cash, cash equivalents, and restricted cash as of December 31, 2023 was $16.2 million, which will not be sufficient to fund our current operating plan for at least a year from issuance of our financial statements included herein. The Company believes it will require additional financing during the first half of 2024. There can be no assurance that any financing by us can be realized, or if realized, what the terms of any such financing may be, or that any amount that we are able to raise will be adequate.

The Term Loan Agreement with CRG Servicing LLC (“CRG”) (See Note 6 of the notes to our consolidated financial statements) has a minimum liquidity covenant which requires us to maintain a minimum cash balance of $0.5 million. As security for its obligations under the Term Loan Agreement, the Company entered into a security agreement with CRG whereby the Company granted a lien on substantially all of its assets, including intellectual property. We intend to continue to evaluate options to refinance the Term Loan Agreement, which becomes due on December 31, 2025. There can be no assurances that we will be able to refinance on terms favorable or at all.

These conditions, as well as those described below under “Our failure to meet the continued listing requirements of The Nasdaq Capital Market could result in a delisting of our common stock,” raise substantial doubt regarding our ability to continue as a going concern for a period of one year after the date that the financial statements for the year ended December 31, 2023 are issued. Our ability to fund working capital, make capital expenditures, and service our debt depends on our ability to generate cash from operating activities, which is subject to its future operating success, and obtain financing on reasonable terms, which is subject to factors beyond our control, including general economic, political, and financial market conditions. The capital markets have in the past experienced, are currently experiencing, and may in the future experience, periods of upheaval that could impact the availability and cost of financing and there can be no assurances that such financing will be available to the Company on satisfactory terms, or at all. Management's plans to alleviate the conditions that raise substantial doubt include raising additional capital, delaying certain research projects and capital expenditures and eliminating certain future operating expenses in order to fund operations at reduced levels for us to continue as a going concern for a period of 12 months from the date these financial statements are issued. Management has concluded the likelihood that its plan to successfully obtain sufficient funding from one or more of these sources or adequately reduce expenditures, while reasonably possible, is less than probable. Accordingly, we have concluded that substantial doubt exists about our ability to continue as a going concern for a period of at least 12 months from the date of issuance of the financial statements for the year ended December 31, 2023.

Our failure to meet the continued listing requirements of The Nasdaq Capital Market could result in a delisting of our common stock.

On March 30, 2023, the Company received notice from The Nasdaq Stock Market LLC (“Nasdaq”) indicating that, for the last thirty consecutive business days, the bid price for the Company’s common stock had closed below the minimum $1.00 per share requirement for continued listing on the Nasdaq Capital Market under Nasdaq Listing Rule 555(a)(2) (the “Minimum Bid Price Rule”). On May 23, 2023, Nasdaq notified the Company that its securities were subject to delisting due to non-compliance with the Minimum Bid Price Rule and to maintain a minimum value of listed securities (the “MVLS Rule”) of at least $35 million. The Company requested a hearing with Nasdaq and, on July 6, 2023, appealed to the Nasdaq Hearings Panel for an extension to the time period in which to regain compliance with the MVLS Rule and the Minimum Bid Price Rule. On July 26, 2023, we filed a definitive proxy statement to effect a reverse stock split of our common stock in connection with our annual meeting that occurred in September 2023 as required by the Nasdaq Hearings Panel. On August 9, 2023, the Company received written notice from Nasdaq informing the Company that it had regained compliance with the MVLS Rule. On September 15, 2023, at the Company’s annual meeting of stockholders, the Company’s stockholders approved an amendment to the Company’s restated certificate of incorporation to effect a reverse stock split of the Company’s common stock. On October 12, 2023, the Company announced that its board of directors had approved the reverse stock split at the ratio of 1 post-split share for every 100 pre-split shares, which was effective as of October 12, 2023.

On October 31, 2023, the Company received written notice from Nasdaq informing the Company that it has regained compliance with the Minimum Bid Price Rule. The Company will be subject to a Mandatory Panel Monitor for a period of one year. If, within that one-year monitoring period, the Company fails to comply with the Minimum Bid Price Rule, the Company will not be permitted additional time to regain compliance with the Minimum Bid Price Rule. However, the Company will have an opportunity to request a new hearing with the Nasdaq Hearings Panel prior to the Company’s securities being delisted from Nasdaq.

On November 20, 2023, the Company received written notice from Nasdaq informing the Company that it no longer satisfied the MVLS Rule. In accordance with the terms of the Mandatory Panel Monitor, the Company was not granted a grace period but rather issued a delist determination, which will be stayed if the Company exercises its right to appeal by requesting a hearing and paying a non-refundable $20,000 fee. The Company has paid the $20,000 applicable fee and requested a new hearing, which will stay any further action by Nasdaq at least pending the issuance of its decision and the expiration of any extension that may be granted to the Company as a result of the hearing. The Company’s common stock will remain listed and eligible to trade on Nasdaq pending the outcome of the hearing. On February 15, 2024, the Company appealed to the Nasdaq Hearings Panel for an extension to the time period in which to regain compliance with the MVLS Rule. On March 11, 2024, the Company received notice from the Nasdaq Hearings Panel that it had granted the Company’s request for continued listing on Nasdaq, subject to the Company demonstrating compliance with Nasdaq’s MVLS Rule on or before May 20, 2024.

The delisting of our common stock from Nasdaq may make it more difficult for us to raise capital on favorable terms in the future. Such a delisting would likely have a negative effect on the price of our common stock and would impair your ability to sell or purchase our common stock when you wish to do so. Further, if we were to be delisted from Nasdaq, our common stock would cease to be recognized as covered securities and we would be subject to regulation in each state in which we offer our securities. Moreover, there is no assurance that any actions that we take to restore our compliance with the MVLS Rule would stabilize the market price or improve the liquidity of our common stock, prevent our common stock from falling below the minimum value of listed securities required for continued listing again, or prevent future non-compliance with Nasdaq’s listing requirements.

We have incurred significant losses since inception and expect to incur losses in the future. We cannot be certain that we will achieve or sustain profitability.

We have incurred significant losses since inception through December 31, 2023 and expect to incur losses in the future. Our accumulated deficit as of December 31, 2023 was $584.3 million and we incurred net losses of $50.1 million and $62.0 million for the years ended December 31, 2023 and 2022, respectively. We expect that our losses will continue for at least the next few years as we will be required to invest significant additional funds toward the continued development and commercialization of our technology. Our ability to achieve or sustain profitability depends on numerous factors, many of which are beyond our control, including the market acceptance of our products and future product candidates, future product development, our ability to achieve marketing clearance from the FDA and international regulatory clearance or certification for future product candidates, our ability to compete effectively against an increasing number of competitors and new products, and our market penetration and margins. In spite of efforts to reduce expenses, we may never be able to generate sufficient revenue to achieve or sustain profitability. As noted above, management has identified conditions and events that raise doubt about our ability to continue as a going concern.

A reassessment of our sales demand forecast has recently resulted in impairment charges to certain long-lived assets, and we may recognize additional impairment charges in the future due to similar or other events.

We categorize our long-lived assets by two assets groups, our owned assets that are placed at customer sites as rental instruments and all other assets which support our product research and manufacturing. The value of these long-lived assets is driven in part by prospective demand for our products, and if demand for our products should fall, our return on these rental instruments and other assets could be diminished. In the third quarter of 2023, we determined that a triggering event occurred that required us to evaluate these long-lived assets for impairment. As a result of this evaluation, we recorded impairment charges for our owned non-lease instruments and reagent manufacturing assets totaling $2.5 million for the year ended December 31, 2023. We review the value of these long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Should the markets for our products experience similar demand changes in the future or should other circumstances arise, it is possible that we will be required to record additional impairment charges in that could have a material adverse effect on our results of operations and financial condition.

We have relied on a few large customers for a significant portion of our business, and the loss of any of these customers has in the past and could in the future materially and adversely impact our results of operations and financial condition.

Our total revenues are concentrated among a small number of large customers. Sales to our two largest customers together represented 29% of our revenues for the fiscal year ended December 31, 2023. In September 2019, BARDA awarded us a milestone-based contract for the development of a next-generation diagnostic instrument, a comprehensive sepsis panel and a multi-target biothreat panel. BARDA exercised certain options under this contract, but it nonetheless expired in September 2023. Revenue associated with our BARDA contract represented 50% of our total revenue for the fiscal year ended December 31, 2022 and less than 10% of our total revenue for the fiscal year ended December 31, 2023. Our customer concentration and the loss of any such customers or changes in the amount of business we do with them has in the past and could in the future materially and adversely impact our results of operations and financial condition.

Failure to comply with the terms of our debt instruments may result in a default under their terms, and otherwise restrict our ability to pursue our business strategies.

If there is an event of default to our current credit facility, which includes if there is any change that has an material adverse effect on our business or our ability to perform our obligations under the credit facility documents, and such event of default is not cured or waived, the lender could terminate commitments to lend and cause all amounts outstanding with respect to the debt to be due and payable immediately, which in turn could result in cross defaults under other debt instruments. Our assets and cash flow will not be sufficient to fully repay borrowings under all of our outstanding debt instruments if some or all of these instruments are accelerated upon a default. As security for its obligations under the Term Loan Agreement, the Company entered into a security agreement with CRG whereby the Company granted a lien on substantially all of its assets, including intellectual property.

Our credit facility requires us, and any debt instruments we may enter into in the future may require us, to comply with various covenants that limit our ability to, among other things:

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

Servicing our debt will require a significant amount of cash. Our ability to generate sufficient cash to service our debt depends on many factors beyond our control.

Our ability to make payments on and to refinance our debt, to fund planned capital expenditures, and to maintain sufficient working capital depends on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We cannot assure you that our business will generate sufficient cash flow from operations or from other sources in an amount sufficient to enable us to service our debt or to fund our other liquidity needs. Our operations used $48.1 million in cash in 2023. If our cash flow and capital resources are insufficient to allow us to make scheduled payments on our debt, we may need to seek additional capital or restructure or refinance all or a portion of our debt on or before the maturity thereof, any of which could have a material adverse effect on our business, financial condition or results of operations. We cannot assure you that, if needed, we would be able to refinance any of our debt on commercially reasonable terms or at all, or that the terms of that debt will allow any of the above alternative measures or that these measures would satisfy our scheduled debt service obligations. If we are unable to generate sufficient cash flow to repay or refinance our debt on favorable terms, it could significantly adversely affect our financial condition. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. There can be no assurance that we will be able to obtain any financing when needed, and if we are unable to do so, we would likely be forced to pursue a reorganization proceeding under applicable bankruptcy laws.

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

In September 2021, we entered into a lease for office, research, laboratory and manufacturing space that would consolidate our existing operations into a single 70,000 square foot, state-of-the-art life sciences facility in Billerica, Massachusetts (the “Lease”) with Farley White Concord Road, LLC (the “Landlord”). On January 17, 2023, the Landlord sent a Notice of Termination (the “Notice”) of the Lease to us. The Notice provides that the Landlord terminated the Lease because of our alleged failure to perform our obligations under the Lease in a timely manner and our alleged breach of the covenant of good faith and fair dealing. Occupancy of the Premises was delayed due to disagreement between us and the Landlord as to the parties’ obligations under the Lease. In connection with the Notice, on January 18, 2023, the Landlord filed a complaint in the Massachusetts Superior Court and has unilaterally deducted the $1.0 million security deposit for its alleged damages. In addition, the Landlord is seeking damages for unpaid rent, brokerage fees, transaction costs, attorney’s fees and court costs. On March 1, 2023, we filed a response to the Landlord’s complaint and a counterclaim alleging that the Landlord breached its obligations under the contract and unlawfully drew on the security deposit, in addition to breaching its covenants of good faith and fair dealing, making fraudulent misrepresentations, and engaging in deceptive and unfair trade practices.

We are an early stage commercial company and may face difficulties encountered by companies early in their commercialization in competitive and rapidly evolving markets.

We applied the CE mark to the T2Dx Instrument and T2Candida Panel in July 2014 and received marketing authorization from the FDA for them on September 22, 2014 and began commercializing these products in the fourth quarter of 2014. We applied the CE mark to the T2Bacteria Panel in June 2017 and received marketing clearance from the FDA for it on May 24, 2018 and began commercializing it promptly thereafter. We applied the CE mark to the T2Resistance Panel in the EU on November 20, 2019. We received Emergency Use Authorization, or EUA, from the FDA for the T2SARS-CoV-2 Panel in August 2021. We received marketing authorization from the FDA for T2Biothreat on September 18, 2023. In assessing our business prospects, you should consider the various risks and difficulties frequently encountered by companies early in their commercialization in competitive and rapidly evolving markets, particularly companies that develop and sell medical devices. These risks include our ability to:

•
implement and execute our business strategy;
•
expand and improve the productivity of our commercial infrastructure to grow sales of our products and product candidates;
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

Until we achieve scale in our business model our revenue will be primarily generated from the T2Dx Instrument, T2Candida, T2Bacteria, T2Biothreat, and T2Resistance Panels, and research revenue, and any factors that negatively impact sales of these products may adversely affect our business, financial condition and operating results.

We began to offer our sepsis products for sale, including the T2Candida Panel and T2Dx Instrument, in the fourth quarter of 2014, T2Bacteria in 2018, T2Resistance in 2019 and T2Biothreat in 2023 and expect that we will be dependent upon the sales of these products for the majority of our revenue until we receive regulatory clearance, approval or certification for our other product candidates currently in development. Because we currently rely on a limited number of products to generate a significant portion of our revenue, any factors that negatively impact sales of these products, or result in sales of these products increasing at a lower rate than expected, could adversely affect our business, financial condition and operating results and negatively impact our ability to successfully launch future product candidates currently under development.

If our T2Dx Instrument, T2Candida, T2Bacteria, T2Biothreat and T2Resistance Panels or any of our other product candidates fail to achieve and sustain sufficient market acceptance, we will not generate expected revenue and our growth prospects, operating results and financial condition may be harmed.

The commercialization of our T2Dx Instrument, T2Candida, T2Bacteria, T2Biothreat and T2Resistance Panels and the future commercialization of our other product candidates in the United States and other jurisdictions in which we intend to pursue marketing clearance or certification are key elements of our strategy. If we are not successful in conveying to hospitals that our current products and future product candidates provide equivalent or superior diagnostic information in a shorter period of time compared to existing technologies, or that these products and future product candidates improve patient outcomes or decrease healthcare costs, we may experience reluctance, or refusal, on the part of hospitals to order, and third-party payors to pay for performing a test in which our product is utilized. For example, T2Candida is labeled for the presumptive diagnosis of candidemia. The results of the web-based survey we conducted of decision makers involved with laboratory purchasing may not be indicative of the actual adoption of T2Candida. In addition, our expectations regarding cost savings from using our products may not be accurate.

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

Because we applied the CE mark to the T2Dx Instrument and T2Candida Panel in the EU in June 2014 and received FDA authorizations to market them in the US in the third quarter of 2014, applied the CE mark to the T2Bacteria Panel in 2017 and received marketing authorization from the FDA in 2018, applied the CE mark to T2Resistance in 2019, and received marketing authorization from the FDA for the T2Biothreat Panel in 2023, we have limited experience marketing and selling our products. As of December 31, 2023, our commercial organization consisted of 27 people, including 11 people in sales and marketing. Our clinical and medical affairs teams are raising awareness by amplifying clinical value messaging for our products. Our financial condition and operating results are highly dependent upon the sales and marketing efforts of our sales and marketing employees with the assistance of the medical affairs team. If our sales and marketing efforts fail to adequately promote, market and sell our products, our sales may not increase at levels that are in line with our forecasts.

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

In addition, our agreements with our third party suppliers are non-exclusive. Our suppliers may dedicate more resources to other companies. We may in the future experience shortages and price fluctuations of certain key components and raw materials required in the manufacturing of our products, and the predictability of the availability and pricing of these components and raw materials may be limited. Current or future supply chain interruptions that could be exacerbated by global political tensions, such as the situation in Ukraine and the Middle East, and government responses could negatively impact our ability to acquire such key components or materials. Component and raw material shortages or pricing fluctuations could be material in the future. In the event of a component or raw material shortage, supply interruption or material pricing change from suppliers of these components or raw materials, we may not be able to develop alternate sources in a timely manner or at all in the case of sole or limited sources. During 2023, we experienced process and raw material challenges that impacted our ability to timely deliver our sepsis test panels to our global customers. We took a variety of actions to address these challenges, including the hiring of a new Vice President of Operations, advanced procurement of raw materials, process improvements, and investments in equipment. As of the end of December 2023, we had resolved the backorders for T2Bacteria and T2Candida, and as of the end of January 2024, we had resolved the backorder for T2Resistance. While we have resolved these challenges, there can be no assurance that we will not experience similar issues in the future, and, if we do face such challenges, they could limit our ability to meet customer demand.

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

As demand for our products increases, we will need to invest additional resources to purchase components, hire and train employees, and enhance our manufacturing processes and quality systems. If we fail to increase our production capacity efficiently while also maintaining quality requirements, our sales may not increase in line with our forecasts and our operating margins could fluctuate or decline. In addition, although we expect some of our product candidates to share product features and components with the T2Dx Instrument and T2Candida, T2Bacteria, T2Biothreat, and T2Resistance Panels manufacturing of these products may require the modification of our production lines, the hiring of specialized employees, the identification of new suppliers for specific components, or the development of new manufacturing technologies. It may not be possible for us to manufacture these products at a cost or in quantities sufficient to make these products commercially viable. Any future interruptions we experience in the manufacturing or shipping of our products could delay our ability to recognize revenues in a particular quarter and could also adversely affect our relationships with our customers.

We currently develop, manufacture and test our products and product candidates and some of their components in two facilities. If these or any future facility or our equipment were damaged or destroyed, or if we experience a significant disruption in our operations for any reason, our ability to continue to operate our business could be materially harmed.

We currently develop our diagnostic products exclusively in a facility in Lexington, Massachusetts and manufacture and test some components of our products and product candidates in both Wilmington and Lexington, Massachusetts. If these or any future facility were to be damaged, destroyed or otherwise unable to operate, whether due to fire, floods, hurricanes, storms, tornadoes, other natural disasters, employee malfeasance, terrorist acts, power outages, or otherwise, or if our business is disrupted for any other reason, we may not be able to develop or test our products and product candidates as promptly as our potential customers expect, or possibly not at all.

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

As of December 31, 2023, we had federal net operating loss carryforwards, or NOLs, to offset future taxable income of $273.7 million, which are available to offset future taxable income, if any, of which $10.4 million begin to expire in 2026 and $263.3 million carry forward indefinitely. Since 2020 and through 2023, we have conducted and updated studies of our historic ownership changes pursuant to Internal Revenue Code Sections 382 and 383 (the “382 study”) of our cumulative net operating loss and tax credit carryforwards. From the results of these studies, we determined there are limitations on the use of our loss and credit carryforwards. Future changes in our stock ownership, as well as other changes that may be outside of our control, could result in additional ownership changes under Section 382 of the Code. As a result, even if we achieve profitability, we may not be able to use a material portion of our NOLs. We have recorded a full valuation allowance related to our NOLs due to the uncertainty of the ultimate realization of the future benefits of those assets.

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

In the ordinary course of our business, we store sensitive data, including intellectual property, our proprietary business information and that of our customers, and personally identifiable information of our employees, in our data centers and on our networks. The secure maintenance and transmission of this information is critical to our operations. We face risks related to the protection of information that we maintain—or engage a third-party to maintain on our behalf—including unauthorized access, acquisition, use, disclosure, or modification of such information. Despite our security measures and data backup, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Cyberattacks are increasing in their frequency, sophistication and intensity and have become increasingly difficult to detect. Cyberattacks could include the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, and regulatory penalties, disrupt our operations and damage our reputation, which could adversely affect our business/operating margins, revenues and competitive position.

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
•
the manufacturing process or facilities we use may not meet applicable requirements; and
•
the potential for marketing authorization or certification policies or regulations of the FDA or applicable foreign regulatory bodies to change significantly in a manner rendering our clinical data or regulatory filings insufficient for marketing authorization or certification.

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

The EU regulatory landscape concerning in vitro diagnostic medical devices is evolving. On May 26, 2022, the EU In Vitro Diagnostic Medical Devices Regulation, or IVDR, entered into force, which repealed and replaced the EU In Vitro Diagnostic Medical Devices Directive (See – International Regulation - Regulation of Medical Devices in the European Union) and these modifications will have an effect on the way we conduct our business in the EU and the European Economic Area, or EEA, which consists of the 27 EU member states plus Norway, Liechtenstein and Iceland.

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

Furthermore, the UK Government is currently drafting amendments to the existing legislation which is likely to result in further changes to the Great Britain regulations in the near future. For example, subject to transitional periods for validly-certified devices, the new Great Britain regulations are likely to require medical devices and in vitro diagnostic medical devices placed on the Great Britain market to be “UKCA” certified by a UK Approved Body in order to be lawfully placed on the market. The UK Government has stated that the amended regulations are likely to apply from July 2024; understanding and ensuring compliance with any new such requirements is likely to lead to further complexity and increased costs to our business. If there is insufficient UK Approved Body capacity, there is a risk that our product certification could be delayed which might impact our ability to market products in Great Britain after the respective transition periods.

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

In addition, FDA and foreign regulations and guidance are often revised or reinterpreted by the FDA and foreign regulatory authorities in ways that may significantly affect our business and our products. For example, on January 31, 2024, the FDA issued a final rule to amend the QSR to align more closely with ISO:13485 (2016), as established by the International Organization for Standardization. Any new statutes, regulations or revisions or reinterpretations of existing regulations may impose additional costs or lengthen review times of any future products or make it more difficult to obtain clearance or approval for, manufacture, market or distribute our products. We cannot determine what effect changes in regulations, statutes, legal interpretation or policies, when and if promulgated, enacted or adopted may have on our business in the future. Such changes could, among other things, require: additional testing prior to obtaining clearance or approval; changes to manufacturing methods; recall, replacement or discontinuance of our products; or additional record keeping. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance as a result of a changing regulatory landscape, we may lose any marketing authorizations that we have already obtained or fail to obtain new marketing approvals or clearances, and we may not be able to achieve or sustain profitability, which would adversely affect our business, prospects, financial condition and results of operations.

Our products could become subject to more onerous regulation by the FDA or other regulatory agencies in the future, which could increase our costs and delay or prevent commercialization of our products, thereby materially and adversely affecting our business, financial condition, results of operations and prospects.

We make certain of our products, including our T2Resistance Panel and T2Cauris Panel, available to customers as research use only, or RUO, products. RUO products include in vitro diagnostic products in the laboratory research phase of development that are being shipped or delivered for an investigation that is not subject to the FDA’s investigational device exemption requirements. Products that are intended for RUO and are labeled as RUO are exempt from compliance with most FDA requirements, including premarket clearance or approval, manufacturing requirements, and others. A product labeled RUO but which is actually intended for clinical diagnostic use may be subject to FDA enforcement action as an adulterated and misbranded device. The FDA will consider the totality of the circumstances surrounding distribution and use of the product, including how the product is marketed and to whom, when determining the intended use of a product labeled RUO. The FDA could disagree with our assessment that our products are properly marketed as RUOs, or could conclude that products labeled as RUO are actually intended for clinical diagnostic use, and could take enforcement action against us, including requiring us to stop distribution of and recalling our products, which would reduce our revenue, increase our costs and adversely affect our business, prospects, results of operations and financial condition. In the event that the FDA requires us to obtain marketing authorization of our RUO products in the future, there can be no assurance that the FDA will grant any such marketing authorization requested by us in a timely manner, or at all.

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

For instance, in the EU, notified bodies must be officially designated to certify products and services in accordance with the IVDR. Only a few notified bodies have been designated so far. Without IVDR designation, notified bodies may not yet start certifying devices in accordance with the new regulation. As only a few notified bodies have been IVDR-designated they are facing a heavy workload and their review times have lengthened. This situation could impact the way we are conducting our business in the EU and the EEA, and the ability of our notified body to timely review and process our regulatory submissions and perform its audits.

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

Hospitals, clinical laboratories and other healthcare provider customers that may purchase our products and product candidates, if approved, generally bill various third-party payors to cover all or a portion of the costs and fees associated with diagnostic tests, including the cost of the purchase of our products and product candidates. The majority of our diagnostic tests are performed in a hospital inpatient setting, where governmental payors, such as Medicare, generally reimburse hospitals a single bundled payment that is based on the patients’ diagnosis under a classification system known as the Medicare severity diagnosis-related groups, classification for all items and services provided to the patient during a single hospitalization, regardless of whether our diagnostic tests are performed during such hospitalization. In addition, new products may be eligible for a new technology add-on payment, or NTAP, for up to three years under the Medicare Hospital Inpatient Prospective Payment System, or IPPS, if they meet certain criteria, including, among other things, demonstrating a substantial clinical improvement relative to services or technologies previously available. For fiscal years 2021 through 2022, hospitals paid under the IPPS were eligible to receive a NTAP for T2Bacteria, which was incremental to the MS-DRG reimbursement for qualifying Medicare inpatient cases based on the cost of the case. Effective fiscal year 2023, T2Bacteria is no longer eligible for NTAP. To the extent that our diagnostic tests are performed in an outpatient setting, certain of our tests may be eligible for separate payment under the Clinical Laboratory Fee Schedule using existing Current Procedural Terminology, or CPT, codes.

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

We rely on patent protection as well as trademark, copyright, trade secret protection and confidentiality agreements to protect the intellectual property rights related to our proprietary technologies. The strength of patents in our field involves complex legal and scientific questions. Uncertainty created by these questions means that our patents may provide only limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage. We own or exclusively license over 40 issued U.S. patents and patent applications. We also own or license over 50 pending or granted counterpart applications worldwide. If we fail to protect our intellectual property, third parties may be able to compete more effectively against us and we may incur substantial litigation costs in our attempts to recover or restrict use of our intellectual property.

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

Further, if we encounter delays in regulatory approvals, the period of time during which we could market a product or product candidate under patent protection could be reduced. Since patent applications in the United States and most other countries are confidential for a period of time after filing, and some remain so until issued, we cannot be certain that we were the first to make the inventions covered by our pending patent applications, or that we were the first to file any patent application related to a product or product candidate. Furthermore, if third parties have filed such patent applications, an interference proceeding in the United States can be initiated by a third party to determine who was the first to invent any of the subject matter covered by the patent claims of our applications. In addition, patents have a limited lifespan. In the United States, the natural expiration of a patent is generally 20 years after it is filed. Various extensions may be available; however the life of a patent, and the protection it affords, is limited. For example, recent decisions raise questions regarding the award of patent term adjustment (“PTA”) for patents in families where related patents have issued without PTA. Thus, it cannot be said with certainty how PTA will/will not be viewed in the future and whether patent expiration dates may be impacted.

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

In some cases, we do not control the prosecution, maintenance, or filing of the patents that are licensed to us, or the enforcement of these patents against infringement by third parties. Some of our patents and patent applications were not filed by us, but were either acquired by us or are licensed from third parties. Thus, these patents and patent applications were not drafted by us or our attorneys, and we did not control or have any input into the prosecution of these patents and patent applications either prior to our acquisition of, or entry into a license with respect to, such patents and patent applications. With respect to the license from MGH, although we have rights under our agreement to provide input into prosecution and maintenance activities, and are actively involved in such ongoing prosecution, MGH retains ultimate control over such prosecution and maintenance. We therefore cannot be certain that the same attention was given, or will continue to be given, to the drafting and prosecution of these patents and patent applications as we may have exercised if we had control over the drafting and prosecution of such patents and patent applications, or that we will agree with decisions taken by MGH in relation to ongoing prosecution activities. We also cannot be certain that drafting or prosecution of the patents and patent applications licensed to us have been or will be conducted in compliance with applicable laws and regulations or will result in valid and enforceable patents. Further, as MGH retains the right to enforce any licensed patent against third-party infringement, we cannot be certain that MGH will elect to enforce the patent to the extent that we would choose to do so, or in a way that will ensure that we retain the rights we currently have under our license with MGH. If MGH fails to properly enforce the patent subject to our license in the event of third-party infringement, our ability to retain our competitive advantage with respect to our products and product candidates may be materially affected.

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

In addition to pursuing patents on our technology, we also rely on trade secret protection and confidentiality agreements to protect proprietary know-how that is not patentable or that we elect not to patent, processes for which patents are difficult to enforce and any other elements of our products and technologies and discovery and development processes that involve proprietary know-how, information or technology that is not covered by patents, in order to maintain our competitive position. We take steps to protect our intellectual property, proprietary technologies and trade secrets, in part, by entering into confidentiality agreements with our employees, consultants, corporate partners, advisors and other third parties. We also enter into confidentiality and invention or patent assignment agreements with our employees and consultants that obligate them to assign to us any inventions developed in the course of their work for us. We also seek to preserve the integrity and confidentiality of our data and trade secrets by maintaining physical security of our premises and physical and electronic security of our information technology systems. While we have confidence in these individuals, organizations and systems, agreements or security measures may be breached, and we may not have adequate remedies for any breach. In addition, our trade secrets may otherwise become known or be independently discovered by competitors. Our agreements may not be enforceable or may not provide meaningful protection for our trade secrets or other proprietary information in the event of unauthorized use or disclosure or other breaches of the agreements, and we may not be able to prevent such unauthorized disclosure. Monitoring unauthorized disclosure is difficult, and we do not know whether the steps we have taken to prevent such disclosure are, or will be, adequate. If we were to enforce a claim that a third party had illegally obtained and was using our trade secrets, it would be expensive and time-consuming, and the outcome would be unpredictable. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, courts outside the United States may be less willing to protect trade secrets. If any of the technology or information that we protect as trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent them from using that technology or information to compete with us. Misappropriation or unauthorized disclosure of our trade secrets could impair our competitive position and may have a material adverse effect on our business. Additionally, if the steps taken to maintain our trade secrets are deemed inadequate, we may have insufficient recourse against third parties for misappropriating the trade secret. In addition, others may independently discover our trade secrets and proprietary information. For example, the FDA, as part of its Transparency Initiative, is currently considering whether to make additional information publicly available on a routine basis, including information that we may consider to be trade secrets or other proprietary information, and it is not clear at the present time how the FDA’s disclosure policies may change in the future, if at all.

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

Risks Related to Our Common Stock

A consistent, stable and active market for our common stock may not be sustained.

Since our initial listing on The Nasdaq Global Market in August 2014 and our transfer to the Nasdaq Capital Market in 2022, the trading market in our common stock has experienced periods of volatility. The listing of our common stock on The Nasdaq Capital Market does not assure that a meaningful, consistent and liquid trading market will exist or continue. We cannot predict whether an active market for our common stock will be sustained in the future.

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

Our stock price has been and is likely to continue be volatile. The stock market in general has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, you may not be able to sell your common stock at or above the current market price. The market price for our common stock may be influenced by many factors, including:

•
the composition of our stockholders, particularly the presence of short sellers or day traders trading in our stock;
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

As a public company, we incur significant legal, accounting, insurance and other expenses. The Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of The Nasdaq Capital Market and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel will need to continue to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will continue to increase our legal and financial compliance costs and will make some activities more time-consuming and costly.

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

Based on the evaluation of our disclosure controls and procedures as of December 31, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company’s disclosure controls and procedures were not effective due to material weaknesses in our internal control over financial reporting. The material weaknesses remain unremediated as of December 31, 2023. The Company will establish enhanced evaluation and review procedures to prevent future occurrences.

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

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 1C. CYBERSECURITY

Risk management and strategy

We rely on our information technology to operate our business and understand the importance of preventing, assessing, identifying, and managing material risks associated with cybersecurity threats. Cybersecurity processes to assess, identify and manage risks from cybersecurity threats have been incorporated as a part of our overall risk assessment process and have been embedded in our operating procedures, internal controls and information systems. On a regular basis, we implement into our operations these cybersecurity processes, technologies, and controls to assess, identify and manage material risks.

As part of our broader risk management framework, we have identified potential cybersecurity risks to our business. We have designed our business applications and hosting services to minimize the impact that cybersecurity incidents could have on our business and have identified back-up systems where appropriate. We seek to further mitigate cybersecurity risks through a combination of monitoring and detection activities, use of anti-malware applications, employee training, quality audits and communication and reporting structures, among other processes. We have an incident response plan in place that outlines containment, eradication and recovery plans in the event of a cybersecurity threat or incident.

We engage a third-party consultant to assist us with designing controls and our cybersecurity risk management framework, and we are engaging with a third party to perform penetration testing. We also retain third parties to assist with the monitoring and detection of cybersecurity threats and responding to any cybersecurity threats or incidents.

With respect to third parties that manage or use our information technology or data, we obtain reports to assess the security of their systems and processes. We engage in ongoing monitoring of all critical third-party providers to help ensure compliance with our cybersecurity standards.

We have not encountered cybersecurity threats or incidents that have had a material impact on our business.

Governance

Our Board of Directors has assigned specific oversight responsibility for cybersecurity to our Audit Committee. The Audit Committee reviews and discusses with management our policies, practices and risks related to information security and cybersecurity.

Our General Counsel has primary responsibility for assessing, monitoring and managing cybersecurity risks.

Our General Counsel provides an update to the Audit Committee on any risks related to cybersecurity on a quarterly basis. Our incident response plan includes notifying the Audit Committee, and then the Board of Directors, of any material threats or incidents that arise.

Item 2. PROPERTY

Our corporate headquarters is located in Lexington, Massachusetts, where we currently lease approximately 23,200 square feet of space of which 12,200 square feet is laboratory space and 11,000 square feet is manufacturing space. Our base rent for leases at our corporate headquarters is between $2.2 million and $2.4 million annually for the duration of the leases. In addition, we lease approximately 7,600 square feet in Wilmington, Massachusetts for our manufacturing facility, for $0.1 million of base rent annually for the duration of the lease.

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

The Company intends to pursue legal remedies available under applicable laws.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II.

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

Our common stock is quoted on The Nasdaq Capital Market under the symbol “TTOO” and has been trading since August 7, 2014. On March 28, 2024, there were 13 holders of record of our common stock. This number does not include stockholders whose shares may be held in trust by other entities or stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees.

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

Business Overview

We are an in vitro diagnostics company and leader in the rapid detection of sepsis-causing pathogens and antibiotic resistance genes. We are dedicated to improving patient care and reducing the cost of care by helping clinicians effectively treat patients faster than ever before. We have developed innovative products that offer a rapid, sensitive and simple alternative to existing diagnostic methodologies. We are developing a broad set of applications aimed at improving patient outcomes, reducing the cost of healthcare, and lowering mortality rates by helping medical professionals make earlier targeted treatment decisions. Our technology enables rapid detection of pathogens, biomarkers and other abnormalities in a variety of unpurified patient sample types, including whole blood, plasma, serum, saliva, sputum and urine, and can detect cellular targets at limits of detection as low as one colony forming unit per milliliter, or CFU/mL. We are currently targeting a range of critically underserved healthcare conditions, focusing initially on those for which a rapid diagnosis will serve an important dual role – saving lives and reducing costs. Our current development efforts primarily target sepsis, bioterrorism, and Lyme disease, which are areas of significant unmet medical need in which existing therapies could be more effective with improved diagnostics.

Our primary commercial products include the T2Dx® Instrument, the T2Candida® Panel, the T2Bacteria® Panel, the T2Resistance® Panel, and the T2Biothreat Panel.

We have never been profitable and have incurred net losses in each year since inception. Our accumulated deficit on December 31, 2023 was $584.3 million and we have experienced cash outflows from operating activities since inception. Substantially all of our net losses resulted from costs incurred in connection with our research and development programs, from selling, general and administrative costs associated with our operations, and costs of product revenue. We have incurred significant commercialization expenses related to product sales, marketing, manufacturing and distribution of our FDA-cleared products, the T2Dx Instrument, T2Candida Panel, T2Bacteria Panel, and T2Biothreat Panel. In addition, we will continue to incur significant costs and expenses as we continue to develop other product candidates, improve existing products and maintain, expand and protect our intellectual property portfolio. We may seek to fund our operations through public equity or private equity or debt financings, as well as other sources. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements if and when needed would have a negative impact on our business, results of operations and financial condition and our ability to develop, commercialize and drive adoption of the T2Dx Instrument and the T2Candida, T2Bacteria, T2Resistance and T2Biothreat Panels and future products.

We are subject to a number of risks similar to other early commercial stage life science companies, including, but not limited to commercially launching our products, development and market acceptance of our product candidates, development by our competitors of new technological innovations, protection of proprietary technology, and raising additional capital.

We believe that our cash, cash equivalents, and restricted cash of $16.2 million on December 31, 2023 will not be sufficient to fund our current operating plan at least a year from issuance of our financial statements for the year ended December 31, 2023 unless additional funds are raised in the first half of 2024. Certain elements of our operating plan cannot be considered probable. During the year ended December 31, 2023, we reduced our overall cost structure, including reductions in headcount and operating expenses, with a focus on lowering overall operating expenses and improving cost of goods sold.

The Company's Term Loan Agreement (the “Term Loan Agreement”) with certain CRG entities (collectively, “CRG”) (See Note 6 of the notes to our consolidated financial statements) has a minimum liquidity covenant, which initially required the Company to maintain a minimum cash balance of $5.0 million. In May 2023, CRG reduced the minimum liquidity covenant under the Term Loan Agreement from $5.0 million to $500,000 until December 31, 2023. In July 2023, the Company also converted $10.0 million of the outstanding debt with CRG to equity. In October 2023, the Term Loan Agreement was amended to extend both the interest-only period and the maturity date by one year from December 30, 2024 to December 31, 2025, and permanently reduce the minimum liquidity covenant from $5.0 million to $500,000. There can be no assurances that the Company will continue to be in compliance with the cash covenant in future periods without additional funding.

On March 30, 2023, the Company received notice from The Nasdaq Stock Market LLC (“Nasdaq”) indicating that, for the last thirty consecutive business days, the bid price for the Company’s common stock had closed below the minimum $1.00 per share requirement for continued listing on the Nasdaq Capital Market under Nasdaq Listing Rule 555(a)(2) (the “Minimum Bid Price Rule”). On May 23, 2023, Nasdaq notified the Company that its securities were subject to delisting due to non-compliance with the Minimum Bid Price Rule and to maintain a minimum value of listed securities (the “MVLS Rule”) of at least $35 million. The Company requested a hearing with Nasdaq and, on July 6, 2023, appealed to the Nasdaq Hearings Panel for an extension to the time period in which to regain compliance with the MVLS Rule and the Minimum Bid Price Rule. On July 26, 2023, we filed a definitive proxy statement to effect a reverse stock split of our common stock in connection with our annual meeting that occurred in September 2023 as required by the Nasdaq Hearings Panel. On August 9, 2023, the Company received written notice from Nasdaq informing the Company that it had regained compliance with the MVLS Rule. On September 15, 2023, at the Company’s annual meeting of stockholders, the Company’s stockholders approved an amendment to the Company’s restated certificate of incorporation to effect a reverse stock split of the Company’s common stock. On October 12, 2023, the Company announced that its board of directors had approved the reverse stock split at the ratio of 1 post-split share for every 100 pre-split shares, which was effective as of October 12, 2023.

On October 31, 2023, the Company received written notice from Nasdaq informing the Company that it has regained compliance with the Minimum Bid Price Rule. The Company will be subject to a Mandatory Panel Monitor for a period of one year. If, within that one-year monitoring period, the Company fails to comply with the Minimum Bid Price Rule, the Company will not be permitted additional time to regain compliance with the Minimum Bid Price Rule. However, the Company will have an opportunity to request a new hearing with the Nasdaq Hearings Panel prior to the Company’s securities being delisted from Nasdaq.

On November 20, 2023, the Company received written notice from Nasdaq informing the Company that it no longer satisfied the MVLS Rule. In accordance with the terms of the Mandatory Panel Monitor, the Company was not granted a grace period but rather issued a delist determination, which will be stayed if the Company exercises its right to appeal by requesting a hearing and paying a non-refundable $20,000 fee. The Company has paid the $20,000 applicable fee and requested a new hearing, which will stay any further action by Nasdaq at least pending the issuance of its decision and the expiration of any extension that may be granted to the Company as a result of the hearing. The Company’s common stock will remain listed and eligible to trade on Nasdaq pending the outcome of the hearing. On February 15, 2024, the Company appealed to the Nasdaq Hearings Panel for an extension to the time period in which to regain compliance with the MVLS Rule. On March 11, 2024, the Company received notice from the Nasdaq Hearings Panel that it had granted the Company’s request for continued listing on Nasdaq, subject to the Company demonstrating compliance with Nasdaq’s MVLS Rule on or before May 20, 2024.

These conditions raise substantial doubt regarding our ability to continue as a going concern for a period of one year after the date that the financial statements are issued. Management's plans to alleviate the conditions that raise substantial doubt include raising additional funding, delaying certain research projects and capital expenditures, and eliminating certain future operating expenses in order to fund operations at reduced levels in order to continue as a going concern for a period of 12 months from the date these audited consolidated financial statements are issued. Management has concluded the likelihood that its plan to successfully obtain sufficient funding from one or more of these sources or maintain reduced expenditures, while reasonably possible, is less than probable. Accordingly, we have concluded that substantial doubt exists about our ability to continue as a going concern for a period of at least 12 months from the date of issuance of these financial statements.

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

In September 2023, the Company’s milestone-based product development contract with the Biomedical Advanced Research and Development Authority (“BARDA”) (See Note 16 of the notes to our consolidated financial statements) expired.

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

Interest expense to related party

Interest expense to related party consists primarily of interest expense on our notes payable, the amortization of deferred financing costs and debt discount.

Change in fair value of derivative related to Term Loan with related party

The change in fair value of the derivative consists of the change in fair value of the derivative associated with the CRG Term Loan Agreement.

Change in fair value of warrant liabilities

The change in fair value of the derivative warrant liability consists of the change in fair value of the derivative warrant liability associated with the Securities Purchase Agreement.

Other, net

Other, net consists of dividend income, other investment income, interest income earned on our cash and cash equivalents, non-recurring expenses including issuance costs allocated to the derivative warrant liability, and non-recurring gains and losses including the initial loss on issuance of Series A redeemable convertible preferred stock and derivative warrant liability.

Results of Operations for the Years Ended December 31, 2023 and 2022

	Year Ended December 31,
	2023	2022	Change
	(in thousands)
Revenue:
Product revenue	$6,770	$11,259	$(4,489)
Contribution revenue	423	11,046	(10,623)
Total revenue	7,193	22,305	(15,112)
Costs and expenses:
Cost of product revenue	15,363	21,010	(5,647)
Research and development	14,153	25,715	(11,562)
Selling, general and administrative	24,830	30,625	(5,795)
Impairment of property and equipment	2,511	151	2,360
Total costs and expenses	56,857	77,501	(20,644)
Loss from operations	(49,664)	(55,196)	5,532
Other income (expense):
Interest expense to related party	(5,343)	(6,084)	741
Change in fair value of derivative related to Term Loan with related party	(466)	(1,088)	622
Change in fair value of warrant liabilities	5,891	326	5,565
Other, net	(495)	39	(534)
Total other expense	(413)	(6,807)	6,394
Net loss	$(50,077)	$(62,003)	$11,926

Product revenue

During the year ended December 31, 2023, product revenue was $6.8 million, compared to $11.3 million for the year ended December 31, 2022, a decrease of $4.5 million, which was driven by lower consumables sales of $3.3 million primarily due to a decrease in sales of T2SARS-CoV-2 tests, product backorder due to manufacturing, supply chain, and raw material matters, lower T2Dx Instrument and related sales of $1.0 million, and lower revenue under our service agreements of $0.2 million.

Contribution revenue

Contribution revenue, all from the BARDA contract, was $0.4 million for the year ended December 31, 2023, compared to $11.0 million for the year ended December 31, 2022, a decrease of $10.6 million, which was driven by decreased contract activity and the timing and option amounts available in 2023 compared to 2022.

Cost of product revenue

During the year ended December 31, 2023, cost of product revenue was $15.4 million, compared to $21.0 million for the year ended December 31, 2022, a decrease of $5.6 million. The decrease was driven by $2.0 million of decreased costs related to lower consumable sales, $1.5 million of lower shipping and other costs, $1.5 million of lower service and repair costs, $0.9 million of costs related to lower instrument sales, and $0.1 million of lower royalty costs, partially offset by $0.4 million of increased costs due to the effect of a change in build plan and manufacturing inefficiencies.

Research and development expenses

Research and development expenses were $14.2 million for the year ended December 31, 2023, compared to $25.7 million for the year ended December 31, 2022, a decrease of $11.6 million. Lab and facility expenses decreased by $3.5 million primarily due to the timing of expenses associated with BARDA Option 3 compared to Option 2A, lower employee headcount, and lower material purchases; payroll related and stock-based compensation expenses decreased by $2.7 million due to lower employee headcount; clinical-related expenses decreased by $1.9 million due to the conclusion of several clinical trials; consulting expenses decreased by $1.8 million due to the completion of the T2Biothreat clinical trial; research and development project related expenses decreased by $1.6 million; and other costs decreased by $0.1 million.

Selling, general and administrative expenses

Selling, general and administrative expenses were $24.8 million for the year ended December 31, 2023, compared to $30.6 million for the year ended December 31, 2022, a decrease of $5.8 million. The decrease was driven by lower payroll related and stock-based compensation expenses of $4.6 million primarily due to lower employee headcount; lower other expenses of $1.2 million primarily due to the $1.0 million estimated liability recorded for our Billerica, Massachusetts lease for the year ended December 31, 2022; lower marketing expenses of $0.6 million; a decrease in travel expenses of $0.3 million; and a $0.2 million decrease in other expenses primarily due to less IT support services and less facilities costs, partially offset by an increase in consulting expenses of $0.6 million and an increase in legal expenses of $0.5 million.

Impairment of property and equipment

Impairment of property and equipment was $2.5 million for the year ended December 31, 2023, which was comprised of $2.3 million of impairment charges related to reagent manufacturing assets and $0.2 million of impairment charges related to T2-owned non-lease instruments. Impairment of property and equipment was $0.2 million for the year ended December 31, 2022.

Interest expense to related party

Interest expense to related party was $5.3 million for the year ended December 31, 2023, compared to $6.1 million for the year ended December 31, 2022. Interest expense to related party decreased by $0.8 million primarily due to the cancellation of $10.0 million of the CRG Term Loan’s principal in exchange for common stock and Series B Convertible Preferred Stock in July 2023.

Change in fair value of derivative related to Term Loan with related party

The change in fair value of the derivative instrument associated with the CRG Term Loan Agreement (See Note 6 of the notes to our consolidated financial statements) was $0.5 million of expense for the year ended December 31, 2023 and $1.1 million of expense for the year ended December 31, 2022.

Change in fair value of warrant liabilities

The change in fair value of warrant liabilities consisted of $5.9 million of income primarily associated with the Common Stock Warrants and Pre-Funded Warrants (see Note 8 of the notes to our consolidated financial statements) for the year ended December 31, 2023. The change in fair value of warrant liabilities consisted of $0.3 million of income for the year ended December 31, 2022.

Other, net

Other, net was an expense of $0.5 million for the year ended December 31, 2023, primarily consisting of issuance costs allocated to the Common Stock Warrants of $0.7 million, partially offset by dividend income of $0.2 million and other income of $0.1 million. Other, net was immaterial for the year ended December 31, 2022.

Liquidity and Capital Resources

We have incurred losses and cumulative negative cash flows from operations since our inception, and as of December 31, 2023 and 2022, we had an accumulated deficit of $584.3 million and $534.2 million, respectively. We have incurred significant commercialization expenses related to product sales, marketing, manufacturing and distribution. We may seek to continue to fund our operations through public equity or private equity or debt financings, as well as other sources. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements if and when needed would have a negative impact on our business, results of operations and financial condition.

Historically, the Company has primarily funded its operations through public equity and private debt financings. The Company believes its cash position is insufficient to fund future operations without financings by the first half of 2024. Financings may include public or private equity or debt financings. These financings may not be successful, however, or on terms favorable to the Company or its stockholders which would have a negative impact on the Company’s business, results of operations, financial condition and the Company’s ability to develop and commercialize its products and ultimately operate as a going-concern.

Equity Distribution Agreement

On March 31, 2021, the Company entered into an Equity Distribution Agreement (“Equity Distribution Agreement”) with Canaccord Genuity LLC, as agent (“Canaccord”), pursuant to which the Company may offer and sell shares of common stock, for aggregate gross sale proceeds of up to $75.0 million from time to time from the effective date of the respective registration statement through Canaccord. In July 2023, the Company filed an amendment to the prospectus supplement relating to the offer and sale of shares under the Equity Distribution Agreement to increase the maximum amount of shares that the Company may sell pursuant to its Equity Distribution Agreement with Canaccord by $65 million. At the time of the amendment, the Company had sold shares of its common stock for gross proceeds of $71.3 million. Under the Equity Distribution Agreement, the Company sold 3,303,122 shares of common stock during the year ended December 31, 2023 for net proceeds of $41.8 million. Under the Equity Distribution Agreement, the Company sold 43,068 shares of common stock during the year ended December 31, 2022 for net proceeds of $29.2 million. Subsequent to December 31, 2023, the Company sold 628,470 shares of common stock for proceeds of $2.2 million under the Equity Distribution Agreement.

We pay Canaccord for its services of acting as agent 3% of the gross proceeds from the sale of the shares pursuant to the Equity Distribution Agreement. Legal and accounting fees are reclassified to share capital upon issuance of shares under the Equity Distribution Agreement.

Plan of operations and future funding requirements

As of December 31, 2023 and 2022 we had unrestricted cash and cash equivalents of approximately $15.7 million and $10.3 million, respectively. Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, costs related to our products, clinical trials, laboratory and related supplies, supplies and materials used in manufacturing, legal and other regulatory expenses and general overhead costs.

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

Going Concern

We believe that our cash, cash equivalents, and restricted cash of $16.2 million on December 31, 2023 will not be sufficient to fund our current operating plan at least a year from issuance of these financial statements unless additional funds are raised in the first half of 2024. Certain elements of our operating plan cannot be considered probable.

The Company's Term Loan Agreement (See Note 6 of the notes to our consolidated financial statements) has a minimum liquidity covenant, which initially required the Company to maintain a minimum cash balance of $5.0 million. In May 2023, CRG reduced the minimum liquidity covenant under the Term Loan Agreement from $5.0 million to $500,000 until December 31, 2023. In July 2023, the Company also converted $10.0 million of the outstanding debt with CRG to equity. In October 2023, the Term Loan Agreement was amended to extend both the interest-only period and the maturity date by one year from December 30, 2024 to December 31, 2025, and permanently reduce the minimum liquidity covenant from $5.0 million to $500,000. There can be no assurances that the Company will continue to be in compliance with the cash covenant in future periods without additional funding.

On March 30, 2023, the Company received notice from The Nasdaq Stock Market LLC (“Nasdaq”) indicating that, for the last thirty consecutive business days, the bid price for the Company’s common stock had closed below the minimum $1.00 per share requirement for continued listing on the Nasdaq Capital Market under Nasdaq Listing Rule 555(a)(2) (the “Minimum Bid Price Rule”). On May 23, 2023, Nasdaq notified the Company that its securities were subject to delisting due to non-compliance with the Minimum Bid Price Rule and to maintain a minimum value of listed securities (the “MVLS Rule”) of at least $35 million. The Company requested a hearing with Nasdaq and, on July 6, 2023, appealed to the Nasdaq Hearings Panel for an extension to the time period in which to regain compliance with the MVLS Rule and the Minimum Bid Price Rule. On July 26, 2023, we filed a definitive proxy statement to effect a reverse stock split of our common stock in connection with our annual meeting that occurred in September 2023 as required by the Nasdaq Hearings Panel. On August 9, 2023, the Company received written notice from Nasdaq informing the Company that it had regained compliance with the MVLS Rule. On September 15, 2023, at the Company’s annual meeting of stockholders, the Company’s stockholders approved an amendment to the Company’s restated certificate of incorporation to effect a reverse stock split of the Company’s common stock. On October 12, 2023, the Company announced that its board of directors had approved the reverse stock split at the ratio of 1 post-split share for every 100 pre-split shares, which was effective as of October 12, 2023.

On October 31, 2023, the Company received written notice from Nasdaq informing the Company that it has regained compliance with the Minimum Bid Price Rule. The Company will be subject to a Mandatory Panel Monitor for a period of one year. If, within that one-year monitoring period, the Company fails to comply with the Minimum Bid Price Rule, the Company will not be permitted additional time to regain compliance with the Minimum Bid Price Rule. However, the Company will have an opportunity to request a new hearing with the Nasdaq Hearings Panel prior to the Company’s securities being delisted from Nasdaq.

On November 20, 2023, the Company received written notice from Nasdaq informing the Company that it no longer satisfied the MVLS Rule. In accordance with the terms of the Mandatory Panel Monitor, the Company was not granted a grace period but rather issued a delist determination, which will be stayed if the Company exercises its right to appeal by requesting a hearing and paying a non-refundable $20,000 fee. The Company has paid the $20,000 applicable fee and requested a new hearing, which will stay any further action by Nasdaq at least pending the issuance of its decision and the expiration of any extension that may be granted to the Company as a result of the hearing. On February 15, 2024, the Company appealed to the Nasdaq Hearings Panel for an extension to the time period in which to regain compliance with the MVLS Rule. On March 11, 2024, the Company received notice from the Nasdaq Hearings Panel that it had granted the Company’s request for continued listing on Nasdaq, subject to the Company demonstrating compliance with Nasdaq’s MVLS Rule on or before May 20, 2024.

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

Cash flows

The following is a summary of cash flows for each of the periods set forth below:

	Year Ended December 31,
	2023	2022
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(48,136)	$(50,629)
Investing activities	(192)	9,659
Financing activities	52,688	29,054
Net change in cash, cash equivalents and restricted cash	$4,360	$(11,916)

Net cash used in operating activities

Net cash used in operating activities was $48.1 million for the year ended December 31, 2023, and consisted primarily of a net loss of $50.1 million adjusted for non-cash items including a change in fair value of warrant liabilities of $5.9 million, stock-based compensation expense of $4.4 million, an impairment of property and equipment of $2.5 million, non-cash interest expense to related party of $1.7 million, non-cash lease expense of $1.3 million, depreciation and amortization expense of $0.9 million, issuance costs related to Common Stock Warrants of $0.7 million, a change in fair value of the derivative related to Term Loan with related party of $0.5 million, and a net change in operating assets and liabilities of $4.1 million. The net change in operating assets and liabilities was primarily driven by a decrease in accrued expenses of $2.5 million primarily due to a $1.0 million reduction to accrued legal fees due to expensing of the $1.0 million rent deposit for the Billerica lease and a reduction of $0.8 million accrued clinical trial and development expenses, a decrease in operating lease liabilities of $1.4 million, an increase in inventory of $0.7 million due to timing of purchases and shipments, and an increase in prepaid expenses and other assets of $0.5 million due to timing of deposits for goods and services, partially offset by a decrease in accounts receivable of $0.7 million due to payment from BARDA and the timing and volume of instrument and consumable sales, an increase in accounts payable of $0.2 million due to timing of invoices and payments, and an increase in deferred revenue of $0.1 million.

Net cash used in operating activities was $50.6 million for the year ended December 31, 2022, and consisted primarily of a net loss of $62.0 million, an adjustment for non-cash items including stock-based compensation expense of $6.4 million, non-cash interest expense to related party of $2.1 million, non-cash lease expense of $1.2 million, a change in fair value of the derivative related to Term Loan with related party of $1.0 million, depreciation and amortization expense of $1.0 million, impairment of property and equipment of $0.1 million, loss on issuance of Series A redeemable convertible preferred stock and derivative warrant liability of $0.1 million, a change in fair value of derivative warrant liability which is a reduction of expense of $0.3 million and a net change in operating assets and liabilities of $0.5 million. The net change in operating assets and liabilities was primarily driven by a decrease in accounts receivable of $2.9 million due to BARDA payments and the timing and volume of instrument and consumable sales, a decrease in prepaid expenses and other assets of $0.5 million due to timing of deposits for goods and services and an increase in accrued expenses of $0.3 million due to the $1.0 million estimated liability recorded for the Billerica, Massachusetts lease and the additional clinical activity for our T2Resistance 510(k) Study, partially offset by decreased bonus. These changes were partially offset by a decrease in operating lease liabilities of $1.4 million, a decrease in accounts payable of $1.6 million primarily due to timing of invoices and payments, a decrease in inventory of $0.9 million due to securing raw materials and bulk materials purchases for favorable pricing and a decrease in deferred revenue of $0.3 million due to timing of our ratably recognized service agreements.

Net cash used in investing activities

Net cash used in investing activities was $0.2 million for the year ended December 31, 2023, and consisted of $0.2 million of costs to acquire property and equipment.

Net cash provided by investing activities was $9.7 million for the year ended December 31, 2022, and consisted of $10.0 million of proceeds from the sale of marketable securities, offset by $0.3 million of costs to acquire property and equipment.

Net cash provided by financing activities

Net cash provided by financing activities was $52.7 million for the year ended December 31, 2023, and consisted primarily of proceeds from sales of our common stock under the Equity Distribution Agreement, net of issuance costs, of $41.8 million and proceeds from our February public offering, net of issuance costs, of $10.9 million, offset by payment of debt issuance costs of $0.1 million.

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
▪
We issued additional warrants to CRG to purchase 113 shares of our common stock, exercisable any time prior to September 9, 2029 at an exercise price of $7,750.00 per share, with provisions for termination upon a change of control or a sale of all or substantially all of our assets (these warrants, along with the warrants to purchase 105 shares of common stock previously issued to CRG, are collectively referred to as the “CRG Warrants”).
▪
We reduced the exercise price for the warrants previously issued to CRG to $7,750.00.
•
In 2022, the principal maturity date was extended to December 30, 2024, and the Term Loan’s interest-only payment period was extended until that maturity date.
•
In 2023:
▪
We entered into a waiver and consent with CRG that reduced the minimum liquidity covenant to $500,000 until December 31, 2023.
▪
CRG waived certain specified events of default associated with our issuance of shares of Series A Redeemable Convertible Preferred Stock in August 2022 and the subsequent redemption (See Note 7 of the notes to our consolidated financial statements).
▪
In July 2023, CRG canceled $10.0 million of the Term Loan’s principal in exchange for 483,457 shares of common stock and 93,297 shares of Series B Convertible Preferred Stock.
▪
In October 2023, the interest-only period and maturity of the Term Loan were extended to December 31, 2025 and the $500,000 liquidity covenant was made permanent.

The warrants to purchase 218 shares of our common stock remain outstanding on December 31, 2023. There were no covenant violations during the year ended December 31, 2023.

Amendments made in February 2022, November 2022, October 2023, and the partial principal cancellation in July 2023 were accounted for as troubled debt restructurings. For all restructurings, at the time of the restructuring the future undiscounted cash outflows required under the amended agreement exceeded the carrying value of the debt and no gain was recognized as a result of the restructurings. The effects of each restructuring were accounted for prospectively.

Classification

The Term Loan Agreement with CRG was classified as a non-current liability on December 31, 2022. In May 2023, we received a modification and waiver reducing the Term Loan’s minimum cash covenant from $5.0 million to $500,000 until December 31, 2023. In addition, in October 2023, the interest-only period and maturity of the Term Loan were extended to December 31, 2025, and the $500,000 liquidity covenant was made permanent. Because management believes it is probable that we will not be able to comply with the covenant through December 31, 2024 unless additional funds are raised, we concluded that the Term Loan and related liabilities should be classified as current on December 31, 2023.

We have a single compound derivative instrument related to our Term Loan Agreement that requires us to pay additional interest of 4% per annum upon an event of default or if any obligation other than the unpaid principal amount of the Term Loan is not paid when due. Fair value is determined quarterly. The fair value of the derivative on December 31, 2023 is $1.6 million and is classified as a current liability on the balance sheet on December 31, 2023 to match the classification of the related Term Loan Agreement. The fair value of the derivative on December 31, 2022 is $1.1 million and is classified as a non-current liability on the balance sheet on December 31, 2022 to match the classification of the related Term Loan Agreement.

Contingent Liabilities and Commitments, Including Tax Matters

We have net deferred tax assets of $87.2 million as of December 31, 2023, which have been fully offset by a valuation allowance due to uncertainties surrounding our ability to realize these tax benefits. The deferred tax assets are primarily composed of federal and state net operating loss (“NOL”) tax carryforwards and research and development tax credit carryforwards. As of December 31, 2023, we had federal NOL carryforwards of $273.7 million available to reduce future taxable income, if any. Out of the total NOL carryforwards of $273.7 million, $10.4 million begin to expire in 2026 and $263.3 million carryforward indefinitely. As of December 31, 2023, we had state NOL carryforwards of $245.4 million, of which $168.7 million expire at various dates through 2043 and $76.7 million is carried forward indefinitely. As of December 31, 2023, we had federal tax credit carryforwards of $28.0 thousand and state tax credit carryforwards of $0.4 million which expire at various dates through 2043 and 2038, respectively.

In 2023, we completed a study which identified an additional ownership change in 2023. If we experience a Section 382 ownership change in connection with or as a result of future changes in our stock ownership, some of which changes are outside of our control, the tax benefits related to the NOL and tax credit carryforwards may be limited or lost.

We entered into a 10-year lease agreement (the “Lease”) on September 8, 2021, with Farley White Concord Road, LLC (the “Landlord”), to lease 70,125 square feet of office, laboratory and manufacturing space at 290 Concord Road, Billerica, Massachusetts. On January 17, 2023, the Landlord terminated the Lease and alleged that we failed to perform its obligations under the Lease in a timely manner and breached covenants of good faith and fair dealing. The Landlord filed a complaint in the Massachusetts Superior Court and unilaterally deducted the $1,000,000 security deposit for alleged damages. In addition, the Landlord is seeking damages for unpaid rent, brokerage fees, transaction costs, attorney’s fees and court costs. We recorded an estimated liability of $1.0 million related to this lease on December 31, 2022. The Company filed a response to the landlord’s complaint and a counterclaim alleging that the landlord breached its obligations under the contract and unlawfully drew on the security deposit, in addition to breaching its covenants of good faith and fair dealing, making fraudulent misrepresentations, and engaging in deceptive and unfair trade practices. The Company intends to vigorously defend itself and pursue all legal remedies available under applicable laws. The Company believes it will continue to meet its current manufacturing needs with its operations at its Lexington and Wilmington, Massachusetts facilities.

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

The accounting policies we believe are critical in the preparation of our consolidated financial statements relate to revenue recognition, inventory valuation, and impairments of long-lived assets.

Revenue recognition

Certain contracts with customers include promises to transfer multiple products and services to a customer. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. Once the performance obligations are determined, the Company determines the transaction price, which includes estimating the amount of variable consideration, based on the most likely amount, to be included in the transaction price, if any. The Company then allocates the transaction price to each performance obligation in the contract based on a relative standalone selling price method. The corresponding revenue is recognized as the related performance obligations are satisfied.

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

Inventory valuation

Inventories are stated at the lower of cost or net realizable value. The Company determines the approximate cost of its inventories, which includes amounts related to materials, direct labor, and manufacturing overhead, on a first-in, first-out basis. The Company performs an assessment of the recoverability of capitalized inventory during each reporting period and records a charge to expense for cost basis in excess of net realizable value in the period in which the impairment is first identified, and writes down any excess and obsolete inventories as appropriate. These reserves require judgment. The net realizable value reserve is primarily based on expected future selling price while the excess and obsolete reserve is primarily based on future expected sales.

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

Shareholders and Board of Directors

T2 Biosystems, Inc.

Lexington, Massachusetts

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of T2 Biosystems, Inc. (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, Series A redeemable convertible preferred stock and stockholders’ deficit, and cash flows for each of the years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations, has an accumulated deficit, and has experienced cash outflows from operating activities over the past year, will require additional capital to fund its current operating plan and, accordingly, has stated that substantial doubt exists about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Recoverability of Certain Capitalized Inventory

The Company's consolidated inventories balance was $4.8 million at December 31, 2023. As described in Note 2 to the consolidated financial statements, the Company performs an assessment of the recoverability of capitalized inventory during each reporting period and records a charge to expense for cost basis in excess of net realizable value in the period in which the impairment is first identified, and writes down any excess and obsolete inventories as appropriate. These reserves require judgment. The net realizable value is primarily based on expected future selling price while the excess and obsolete reserve is primarily based on future expected sales.

We identified the recoverability of certain capitalized inventory as a critical audit matter. Assessing the recoverability of capitalized inventory requires significant judgment due to the subjectivity of assumptions related to future selling prices to determine net realizable value and future estimated sales utilized to determine excess and obsolete inventories. Auditing these elements required especially challenging and subjective auditor judgment due to the nature and extent of audit effort required to address these matters.

The primary procedures we performed to address this critical audit matter included:

•
Evaluating the reasonableness of the assumption related to future selling prices through comparison of the assumption to historical selling prices, and actual selling prices subsequent to year end.
•
Evaluating the reasonableness of the assumption related to future estimated sales through comparison of excess and obsolete inventories determined by the Company to our independent expectation of the estimate based on historical sales and sales subsequent to year end.

Accounting for Warrants

As described in Notes 2 and 8 to the consolidated financial statements, in February 2023 the Company sold shares of common stock, Pre-Funded Warrants to purchase common stock and Common Stock Warrants to an underwriter pursuant to an underwriting agreement (the “February 2023 Offering”). The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives requiring bifurcation in accordance with ASC Topic 815, Derivatives and Hedging. The Company determined that the Common Stock Warrants issued in February 2023 are precluded from equity classification and are derivative instruments. The Company concluded that the Pre-Funded Warrants issued in February 2023 met the requirements for equity classification. The total proceeds of $12.0 million from the February 2023 offering were allocated between the common stock, Pre-Funded Warrants and Common Stock Warrants.

We identified the accounting for the issuance of the Pre-Funded Warrants and Common Stock Warrants as a critical audit matter. Evaluating whether the Pre-Funded Warrants and Common Stock Warrants are derivatives or contain features that qualify as embedded derivatives requires significant judgment due to the application of complex technical accounting guidance. Auditing these elements involved especially challenging and complex auditor judgment due to the nature and extent the effort required to address these matters, including the extent of specialized skills and knowledge needed.

The primary procedures we performed to address this critical audit matter included:

•
Inspecting the agreements related to the Pre-Funded and Common Stock Warrants to identify relevant terms and conditions that affect whether they are derivatives or contain features that qualify as embedded derivatives.
•
Evaluating whether the Pre-Funded and Common Stock Warrants are derivatives or contain features that qualify as embedded derivatives.
•
Utilizing personnel with specialized knowledge and skill in the relevant technical accounting guidance to evaluate the appropriateness of the Company’s application of the relevant technical accounting guidance in determining whether the Pre-Funded and Common Stock Warrants are derivatives or contain features that qualify as embedded derivatives.

/s/ BDO USA, P.C.

We have served as the Company's auditor since 2018.

Boston, Massachusetts

April 1, 2024

T2 Biosystems, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$15,689	$10,329
Accounts receivable, net	1,420	2,163
Inventories	4,819	4,285
Prepaid expenses and other current assets	3,261	2,582
Total current assets	25,189	19,359
Property and equipment, net	1,658	4,533
Operating lease right-of-use assets	7,395	8,741
Restricted cash	551	1,551
Other assets	4	143
Total assets	$34,797	$34,327
Liabilities and stockholders’ deficit
Current liabilities:
Notes payable to related party	$41,284	$—
Accounts payable	1,527	1,296
Accrued expenses and other current liabilities	4,905	7,269
Accrued final payment fee on Term Loan with related party	4,807	—
Operating lease liability	1,616	1,352
Derivative liability related to Term Loan with related party	1,554	—
Warrant liabilities	235	39
Deferred revenue	224	172
Total current liabilities	56,152	10,128
Notes payable to related party	—	49,651
Operating lease liabilities, net of current portion	6,598	8,214
Deferred revenue, net of current portion	83	52
Derivative liability related to Term Loan with related party	—	1,088
Accrued final payment fee on Term Loan with related party	—	4,849
Total liabilities	62,833	73,982
Commitments and contingencies (see Note 14)

Stockholders’ deficit
Preferred stock, $0.001 par value; 10,000,000 shares authorized: Series B Convertible Preferred Stock, 93,297 shares designated on December 31, 2023, 93,297 and 0 shares issued and outstanding to related party on December 31, 2023 and December 31, 2022, respectively	—	—
Common stock, $0.001 par value; 400,000,000 shares authorized; 4,058,381 and 77,165 shares issued and outstanding on December 31, 2023 and December 31, 2022, respectively	4	—
Additional paid-in capital	556,256	494,564
Accumulated deficit	(584,296)	(534,219)
Total stockholders’ deficit	(28,036)	(39,655)
Total liabilities and stockholders’ deficit	$34,797	$34,327

See accompanying notes to consolidated financial statements.

T2 Biosystems, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

	Year Ended December 31,
	2023	2022
Revenue:
Product revenue	$6,770	$11,259
Contribution revenue	423	11,046
Total revenue	7,193	22,305
Costs and expenses:
Cost of product revenue	15,363	21,010
Research and development	14,153	25,715
Selling, general and administrative	24,830	30,625
Impairment of property and equipment	2,511	151
Total costs and expenses	56,857	77,501
Loss from operations	(49,664)	(55,196)
Other income (expense):
Interest expense to related party	(5,343)	(6,084)
Change in fair value of derivative related to Term Loan with related party	(466)	(1,088)
Change in fair value of warrant liabilities	5,891	326
Other, net	(495)	39
Total other income (expense)	(413)	(6,807)
Net loss	$(50,077)	$(62,003)
Deemed dividend on Series A Redeemable Convertible Preferred Stock	$—	$(330)
Net loss attributable to common stockholders	$(50,077)	$(62,333)
Net loss per share — basic and diluted	$(19.19)	$(1,222.14)
Weighted-average number of common shares used in computing net loss per share — basic and diluted	2,609,984	51,003

Other comprehensive loss:
Net loss	$(50,077)	$(62,003)
Net unrealized gain on marketable securities arising during the period	—	2
Net realized gain on marketable securities included in net loss	—	2
Total other comprehensive income, net of taxes	—	4
Comprehensive loss	$(50,077)	$(61,999)

See accompanying notes to consolidated financial statements.

T2 Biosystems, Inc.

Consolidated Statements of Series A Redeemable Convertible Preferred Stock and Stockholders’ Deficit

(In thousands, except share data)

	Temporary Equity		Permanent Equity
	Series A Redeemable Convertible		Series B Convertible		Common		Additional		Accumulated Other	Total
	Preferred Stock		Preferred Stock		Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Deficit
Balance on December 31, 2021	—	$—	—	$—	33,280	$—	$459,317	$(472,216)	$(4)	$(12,903)
Stock-based compensation expense	—	—	—	—	—	—	6,493	—	—	6,493
Issuance of common stock from vesting of restricted stock, exercise of stock options and employee stock purchase plan	—	—	—	—	923	—	165	—	—	165
Shares surrendered for income taxes	—	—	—	—	(107)	—	(243)	—	—	(243)
Issuance of common stock from secondary offering, net	—	—	—	—	43,069	—	29,162	—	—	29,162
Issuance of Series A Redeemable Convertible Preferred Stock	3,000	—	—	—	—	—	—	—	—	—
Deemed dividend for Series A Redeemable Convertible Preferred Stock	—	330	—	—	—	—	(330)	—	—	(330)
Redemption of Series A Redeemable Convertible Preferred Stock	(3,000)	(330)	—	—	—	—	—	—	—	—
Unrealized gain on marketable securities	—	—	—	—	—	—	—	—	4	4
Net loss	—	—	—	—	—	—	—	(62,003)	—	(62,003)
Balance on December 31, 2022	—	$—	—	$—	77,165	$—	$494,564	$(534,219)	$—	$(39,655)
Stock-based compensation expense	—	—	—	—	—	—	4,351	—	—	4,351
Issuance of common stock from vesting of restricted stock, exercise of stock options and employee stock purchase plan	—	—	—	—	5,749	—	19	—	—	19
Issuance of common stock from secondary offering, net	—	—	—	—	3,303,122	4	41,809	—	—	41,813
Issuance of common stock and Pre-Funded Warrant from public offering, net	—	—	—	—	90,173	—	4,031	—	—	4,031
Issuance of common stock upon Common Stock Warrant cashless exercises	—	—	—	—	77,770	—	1,480	—	—	1,480
Issuance of common stock upon Pre-Funded Warrant exercises	—	—	—	—	20,924	—	2	—	—	2
Issuance of common stock to CRG	—	—	—	—	483,457	—	3,413	—	—	3,413
Issuance of Series B Convertible Preferred Stock to CRG	—	—	93,297	—	—	—	6,587	—	—	6,587
Issuance of Series A Redeemable Preferred Stock to CRG	1,000	—	—	—	—	—	—	—	—	—
Redemption of Series A Redeemable Preferred Stock issued to CRG	(1,000)	—	—	—	—	—	—	—	—	—
Common stock retired in connection with cash paid for fractional shares for reverse stock split	—	—	—	—	(41)	—	—	—	—	—
Reverse stock split rounding adjustment	—	—	—	—	62	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	(50,077)	—	(50,077)
Balance on December 31, 2023	—	$—	93,297	$—	4,058,381	$4	$556,256	$(584,296)	$—	$(28,036)

See accompanying notes to consolidated financial statements.

T2 Biosystems, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2023	2022
Cash flows from operating activities
Net loss	$(50,077)	$(62,003)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	859	1,047
Non-cash lease expense	1,346	1,224
Stock-based compensation expense	4,351	6,493
Change in fair value of derivative related to Term Loan with related party	466	1,088
Loss on sales of marketable securities	—	2
Change in fair value of warrant liabilities	(5,891)	(326)
Issuance costs related to Common Stock Warrants	682	—
Loss on issuance of Series A Redeemable Convertible Preferred Stock and derivative warrant liability	—	65
Loss on disposal of property and equipment	3	—
Non-cash interest expense to related party	1,656	2,133
Impairment of property and equipment	2,511	151
Changes in operating assets and liabilities:
Accounts receivable	743	2,971
Prepaid expenses and other assets	(550)	471
Inventories	(744)	(949)
Accounts payable	231	(1,566)
Accrued expenses and other liabilities	(2,453)	261
Deferred revenue	83	(322)
Operating lease liabilities	(1,352)	(1,369)
Net cash used in operating activities	(48,136)	(50,629)
Cash flows from investing activities
Proceeds from sales of marketable securities	—	9,998
Purchases and manufacture of property and equipment	(192)	(339)
Net cash (used in) provided by investing activities	(192)	9,659
Cash flows from financing activities
Payment of employee restricted stock tax withholdings	—	(243)
Proceeds from issuance of shares from employee stock purchase plan and stock option exercises	19	165
Proceeds from public offering, net of issuance costs	10,918	—
Proceeds from secondary offering, net of issuance costs	41,813	29,162
Proceeds from issuance of Series A Redeemable Convertible Preferred Stock and derivative warrant liability	—	300
Redemption of Series A redeemable convertible preferred stock	—	(330)
Payment of debt issuance costs to related party	(62)	—
Net cash provided by financing activities	52,688	29,054
Net change in cash, cash equivalents and restricted cash	4,360	(11,916)
Cash, cash equivalents and restricted cash at beginning of period	11,880	23,796
Cash, cash equivalents and restricted cash at end of period	$16,240	$11,880

See accompanying notes to consolidated financial statements.

T2 Biosystems, Inc.

Consolidated Statements of Cash Flows (Continued)

(In thousands)

	Year Ended December 31,
	2023	2022
Reconciliation of cash, cash equivalents and restricted cash at end of period
Cash and cash equivalents	$15,689	$10,329
Restricted cash	551	1,551
Total cash, cash equivalents and restricted cash	$16,240	$11,880

	Year Ended December 31,
	2023	2022
Supplemental disclosures of cash flow information
Cash paid for interest to related party	$3,860	$3,917
Supplemental disclosures of noncash activities
Transfer of T2 owned instruments and components from inventory	$210	$573
Cashless exercise of Common Stock Warrants	$(1,480)	$—
Cancellation of Term Loan in exchange for common stock and Series B Convertible Preferred Stock to related party	$10,000	$—
Deemed dividend on Series A Redeemable Convertible Preferred Stock	—	330
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$199
Purchases of property and equipment included in accounts payable and accrued expenses	$131	$117

See accompanying notes to consolidated financial statements.

T2 Biosystems, Inc.

Notes to Consolidated Financial Statements

1. Nature of Business

T2 Biosystems, Inc. and its subsidiary (the “Company,” “we,” or “T2”) have operations based in Lexington, Massachusetts. T2 Biosystems, Inc. was incorporated on April 27, 2006 as a Delaware corporation. The Company is an in vitro diagnostics company that has developed an innovative and proprietary technology platform that offers a rapid, sensitive and simple alternative to existing diagnostic methodologies. The Company has developed a broad set of applications aimed at lowering mortality rates, improving patient outcomes and reducing the cost of healthcare by helping medical professionals make targeted treatment decisions earlier. The Company's technology enables rapid detection of pathogens, biomarkers and other abnormalities in a variety of unpurified patient sample types, including whole blood, plasma, serum, saliva, sputum, cerebral spinal fluid and urine, and can detect cellular targets at limits of detection as low as one colony forming unit per milliliter (“CFU/mL”). We are currently targeting a range of critically underserved healthcare conditions, focusing initially on those for which a rapid diagnosis will serve an important dual role – saving lives and reducing costs. The Company's current development efforts primarily target sepsis, bioterrorism and Lyme disease, which are areas of significant unmet medical need in which existing therapies could be more effective with improved diagnostics.

Liquidity and Going Concern

On December 31, 2023, the Company had cash, cash equivalents, and restricted cash of $16.2 million, an accumulated deficit of $584.3 million, stockholders’ deficit of $28.0 million, and has experienced cash outflows from operating activities since its inception. The future success of the Company is dependent on its ability to successfully commercialize its products, obtain regulatory clearance for and successfully launch its future product candidates, obtain additional capital and ultimately attain profitable operations. Historically, the Company has funded its operations primarily through its August 2014 initial public offering, its December 2015 public offering, its September 2016 private investment in public equity (“PIPE”) financing, its September 2017 public offering, its June 2018 public offering, its July 2019 establishment of an equity distribution agreement and equity purchase agreement, its March 2021 establishment of an Equity Distribution Agreement (Note 9), its February 2023 public offering (Note 8), private placements of redeemable convertible preferred stock and through debt financing arrangements.

Historically, the Company has primarily funded its operations through public equity and private debt financings. The Company believes its cash position is insufficient to fund future operations without financings by the first half of 2024, which may include public or private equity or debt financings. These financings may not be successful, however, or on terms favorable to the Company or its stockholders which would have a negative impact on the Company’s business, results of operations, financial condition and the Company’s ability to develop and commercialize its products and ultimately operate as a going-concern.

The Company is subject to a number of risks similar to other early commercial stage life science companies, including, but not limited to commercially launching the Company’s products, development and market acceptance of the Company’s product candidates, development by its competitors of new technological innovations, protection of proprietary technology, and raising additional capital.

In September 2023, the Company’s milestone-based product development contract with the Biomedical Advanced Research and Development Authority (“BARDA”) (Note 16) expired, which may impact the Company’s ability to continue to fund the development of its next-generation products.

The Company’s T2Dx Instrument and T2Candida, T2Bacteria, and the T2Biothreat Panels are authorized for use in the United States by the FDA.

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

The Company believes that its cash, cash equivalents, and restricted cash of $16.2 million on December 31, 2023 will not be sufficient to fund its current operating plan for at least one year from issuance of these financial statements, as certain elements of its operating plan cannot be considered probable. Absent any reductions in current operating expenses, the Company believes it will require additional financing during the first half of 2024, which may include public or private equity or debt financings. Under ASC 205-40, the future receipt of potential funding from co-development partners and other resources cannot be considered probable at this time because none of the plans are entirely within the Company’s control.

The Company's Term Loan Agreement (the “Term Loan Agreement”) with certain CRG entities (collectively, “CRG”) (Note 6) has a minimum liquidity covenant, which initially required the Company to maintain a minimum cash balance of $5.0 million. In May 2023, CRG reduced the minimum liquidity covenant under the Term Loan Agreement from $5.0 million to $500,000 until December 31, 2023. In July 2023, the Company also converted $10.0 million of the outstanding debt with CRG to equity. In October 2023, the Term Loan Agreement was amended to extend both the interest-only period and the maturity date by one year from December 30, 2024 to December 31, 2025, and permanently reduce the minimum liquidity covenant from $5.0 million to $500,000. There can be no assurances that the Company will continue to be in compliance with the cash covenant in future periods without additional funding.

On March 30, 2023, the Company received notice from The Nasdaq Stock Market LLC (“Nasdaq”) indicating that, for the last thirty consecutive business days, the bid price for the Company’s common stock had closed below the minimum $1.00 per share requirement for continued listing on the Nasdaq Capital Market under Nasdaq Listing Rule 555(a)(2) (the “Minimum Bid Price Rule”). On May 23, 2023, Nasdaq notified the Company that its securities were subject to delisting due to non-compliance with the Minimum Bid Price Rule and to maintain a minimum value of listed securities (the “MVLS Rule”) of at least $35 million. The Company requested a hearing with Nasdaq and, on July 6, 2023, appealed to the Nasdaq Hearings Panel for an extension to the time period in which to regain compliance with the MVLS Rule and the Minimum Bid Price Rule. On July 26, 2023, we filed a definitive proxy statement to effect a reverse stock split of our common stock in connection with our annual meeting that occurred in September 2023 as required by the Nasdaq Hearings Panel. On August 9, 2023, the Company received written notice from Nasdaq informing the Company that it had regained compliance with the MVLS Rule. On September 15, 2023, at the Company’s annual meeting of stockholders, the Company’s stockholders approved an amendment to the Company’s restated certificate of incorporation to effect a reverse stock split of the Company’s common stock. On October 12, 2023, the Company announced that its board of directors had approved the reverse stock split at the ratio of 1 post-split share for every 100 pre-split shares, which was effective as of October 12, 2023.

On October 31, 2023, the Company received written notice from Nasdaq informing the Company that it has regained compliance with the Minimum Bid Price Rule. The Company will be subject to a Mandatory Panel Monitor for a period of one year. If, within that one-year monitoring period, the Company fails to comply with the Minimum Bid Price Rule, the Company will not be permitted additional time to regain compliance with the Minimum Bid Price Rule. However, the Company will have an opportunity to request a new hearing with the Nasdaq Listing Qualifications Hearing Panel prior to the Company’s securities being delisted from Nasdaq.

On November 20, 2023, the Company received written notice from Nasdaq informing the Company that it no longer satisfied the MVLS Rule. In accordance with the terms of the Mandatory Panel Monitor, the Company was not granted a grace period but rather issued a delist determination, which will be stayed if the Company exercises its right to appeal by requesting a hearing and paying a non-refundable $20,000 fee. The Company has paid the $20,000 applicable fee and requested a new hearing, which will stay any further action by Nasdaq at least pending the issuance of its decision and the expiration of any extension that may be granted to the Company as a result of the hearing. The Company’s common stock will remain listed and eligible to trade on Nasdaq pending the outcome of the hearing. On February 15, 2024, the Company appealed to the Nasdaq Hearings Panel for an extension to the time period in which to regain compliance with the MVLS Rule. On March 11, 2024, the Company received notice from the Nasdaq Hearings Panel that it had granted the Company’s request for continued listing on Nasdaq, subject to the Company demonstrating compliance with Nasdaq’s MVLS Rule on or before May 20, 2024.

These conditions raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year after the date that the financial statements are issued. Management's plans to alleviate the conditions that raise substantial doubt include raising additional funding, delaying certain research projects and capital expenditures, and eliminating certain future operating expenses in order to fund operations at reduced levels for the Company to continue as a going concern for a period of 12 months from the date these audited consolidated financial statements are issued. Management has concluded the likelihood that its plan to successfully obtain sufficient funding from one or more of these sources or maintain reduced expenditures, while reasonably possible, is less than probable. Accordingly, the Company has concluded that substantial doubt exists about the Company’s ability to continue as a going concern for a period of at least 12 months from the date of issuance of these financial statements.

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

On October 12, 2023, the Company effected a 1-for-100 reverse stock split. One share of common stock was issued for every 100 shares of issued and outstanding common stock, and fractional shares were settled in cash. All references to share and per share amounts (excluding authorized shares) in the consolidated financial statements and accompanying notes have been retroactively restated to account for the reverse split.

Prior to this, on October 12, 2022, the Company effected a 1-for-50 reverse stock split. One share of common stock was issued for every 50 shares of issued and outstanding common stock, and fractional shares were settled in cash.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation, including the reclassification of expenses related to the impairment of property and equipment and the consolidation of other income and expense items on the Consolidated Statement of Operations and Comprehensive Loss. Such reclassifications had no impact on the Company's reported total revenues, expenses, net loss, current assets, total assets, current liabilities, total liabilities, stockholders' equity (deficit) or cash flows. No reclassifications of prior period balances were material to the consolidated financial statements.

Prior Year Impairment of Property and Equipment Reclassification

For the purposes of comparability to the current period, in order to conform with current period presentation, the Company has reclassified expenses related to the impairment of property and equipment for the year ended December 31, 2022 out of cost of product revenue and research and development expense and into impairment of property and equipment on the Consolidated Statements of Operations and Comprehensive Loss, as summarized in the following table:

	Year Ended December 31, 2022
	As Reported	As Reclassified
Costs and expenses:
Cost of product revenue	21,101	21,010
Research and development	25,775	25,715
Selling, general and administrative	30,625	30,625
Impairment of property and equipment	—	151
Total costs and expenses	77,501	77,501

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

Geographic Information

The Company sells its products worldwide and attributes revenue from external customers to individual countries on the basis of the location of the customer. Total international sales were approximately $2.7 million, or 38% of total revenue in 2023, and $3.9 million, or 18% of total revenue, in 2022. International sales to Italy were approximately $1.3 million, or 19% of total revenue, and $1.3 million, or 6% of total revenue, for the years ended December 31, 2023 and 2022, respectively.

As of December 31, 2023 and 2022, the Company had outstanding receivables of $0.3 million and $0.4 million, respectively, from customers located outside of the U.S.

Off‑Balance Sheet Risk and Concentrations of Risk

The Company has no significant off-balance sheet risks, such as foreign exchange contracts, option contracts, or other foreign hedging arrangements. Cash and cash equivalents are financial instruments that potentially subject the Company to concentrations of credit risk. On December 31, 2023 and 2022, substantially all of the Company’s cash and cash equivalents were deposited in accounts at two financial institutions. The Company maintains its cash deposits, which at times may exceed the federally insured limits, with a large financial institution and, accordingly, the Company believes such funds are subject to minimal credit risk. Cash deposits aggregating $550 thousand and collateralizing office leases were held at Silicon Valley Bank, which was taken over by the Federal Deposit Insurance Corporation ("FDIC") in March 2023. The Company’s full exposure was ultimately covered by the FDIC and no loss was incurred.

The following table shows entities and customers that represent greater than 10% of revenue for the period presented:

	Year Ended December 31,
	2023	2022
Entity A	—%	50%
Customer A	19%	—%
Customer B	10%	—%

The following table shows entities and customers that represent greater than 10% of the accounts receivable balance for the period presented:

	December 31, 2023	December 31, 2022
Entity A	—%	32%
Customer B	13%	—%
Customer C	16%	—%

Entity A is a U.S. government entity (BARDA). Customer A is an international distributor. Customer B is a U.S. healthcare system comprised of multiple hospitals. Customer C is a clinical laboratory company.

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

Cash Equivalents

Cash equivalents include all highly liquid investments with original maturities of 90 days or less. Cash equivalents consist of money market funds and money market accounts as of December 31, 2023 and money market accounts as of December 31, 2022.

Marketable Securities

The Company’s marketable securities typically consist of certificates of deposit and U.S. treasury securities, which are classified as available-for-sale and included in current and non-current assets. Available-for-sale debt securities are carried at fair value with unrealized gains and losses reported as a component of stockholders’ deficit in accumulated other comprehensive income. Realized gains and losses, if any, are determined based on a specific identification basis and are included in other, net in the consolidated statements of operations.

Available-for-sale securities are reviewed for possible impairment at least quarterly, or more frequently if circumstances arise that may indicate impairment. When the fair value of the securities declines below the amortized cost basis, impairment is indicated and it must be determined whether it is other than temporary. Impairment is considered to be other than temporary if the Company: (i) intends to sell the security, (ii) will more likely than not be forced to sell the security before recovering its cost, or (iii) does not expect to recover the security’s amortized cost basis. If the decline in fair value is considered other than temporary, the cost basis of the security is adjusted to its fair market value and the realized loss is reported in earnings. Subsequent increases or decreases in fair value are reported as a component of stockholders’ deficit in accumulated other comprehensive income. There were no other-than-temporary unrealized losses as of December 31, 2023 and 2022.

The Company had no marketable securities on December 31, 2023 and 2022.

Accounts Receivable

The Company’s accounts receivable consists of amounts due from product sales to commercial customers. At each reporting period, management reviews historical loss information, characteristics of the Company's customers, its credit practices and the economic conditions, along with all outstanding balances to determine if the facts and circumstances indicate the need for a credit loss allowance. Receivables are written off against these allowances in the period they are determined to be uncollectible. The Company does not require collateral. The Company's allowance for doubtful accounts was $0.1 million for one customer on both December 31, 2023 and December 31, 2022, respectively. Bad debt expense is classified as a selling, general and administrative expense.

The opening and closing balances of the Company's accounts receivable, net were $2.2 million and $1.4 million for the year ended December 31, 2023, respectively, and $5.1 million and $2.2 million for the year ended December 31, 2022, respectively.

Inventories

Inventories are stated at the lower of cost or net realizable value. The Company determines the approximate cost of its inventories, which includes amounts related to materials, direct labor, and manufacturing overhead, on a first-in, first-out basis. The Company performs an assessment of the recoverability of capitalized inventory during each reporting period and records a charge to expense for cost basis in excess of net realizable value in the period in which the impairment is first identified, and writes down any excess and obsolete inventories as appropriate. These reserves require judgment. The net realizable value reserve is primarily based on expected future selling price while the excess and obsolete reserve is primarily based on future expected sales. Shipping and handling costs incurred for inventory purchases are capitalized and recorded upon sale in cost of product revenues in the consolidated statements of operations and comprehensive loss or are included in the value of T2-owned instruments and components, a component of property and equipment, net, and depreciated.

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

The components of inventory consist of the following (in thousands):

	December 31, 2023	December 31, 2022
Raw materials	$1,881	$2,004
Work-in-process	1,441	1,176
Finished goods	1,497	1,105
Total inventories	$4,819	$4,285

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

For certain financial instruments, including accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses and debt, the carrying amounts approximate their fair values as of December 31, 2023 and 2022 because of their short-term nature. The carrying value of the Term Loan Agreement approximates the fair value, which the Company measured using Level 3 inputs. On December 31, 2023, the fair value of the derivative liability was determined using Level 3 inputs using a valuation model that includes assumptions from the Company (Note 3).

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

The Company determined that both the warrant issued in conjunction with the Series A Redeemable Convertible Preferred Stock in August of 2022 and the Common Stock Warrants issued in February 2023 are derivative instruments. The warrant liabilities are classified on the consolidated balance sheets as current because settlement of the warrant liability could be required by the holder within 12 months of the balance sheet date. Changes in fair value are recognized in change in fair value of warrant liabilities in the period of change in the consolidated statements of operations and comprehensive loss. See Notes 3 and 8.

The Company has identified a derivative liability related to its Term Loan Agreement with CRG that is classified as a current liability on the balance sheet on December 31, 2023 and a non-current liability on December 31, 2022, to match the classification of the related Term Loan Agreement. Changes in fair value are recognized in change in fair value of derivative related to Term Loan in the period of change in the consolidated statements of operations and comprehensive loss. See Note 6.

The Company does not designate its derivative instruments as hedging instruments.

Classification of Series A Redeemable Convertible Preferred Stock

The Company applied the guidance in ASC 480-10-S99-3A, SEC Staff Announcement: Classification and Measurement of Redeemable Securities and classified the Series A Redeemable Convertible Preferred Stock as temporary equity in the mezzanine section of the balance sheet on December 31, 2022. The Series A Redeemable Convertible Preferred Stock was recorded outside of stockholders’ deficit because under the terms thereof, in the event of stockholder approval of the reverse stock split or a delisting event, which were events considered not solely within the Company’s control, the Series A Redeemable Convertible Preferred Stock would become redeemable at the option of the holders.

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

Lessor

The Company derives revenue from leasing its T2-owned instruments through reagent rental agreements (see the Revenue Recognition section below). Customers typically have the right to cancel every twelve months, resulting in a lease term of generally one year. These lease agreements impose no requirement on the customer to purchase the instrument, and the instrument is not transferred to the customer at the end of the lease term. The short-term nature of the lease agreements does not result in lease payments accumulating to an amount that equals the value of the instrument nor is the lease term reflective of the economic life of the instrument. Instrument leases are generally classified as operating leases as they do not meet any of the sales-type lease criteria per ASC 842 and are recognized ratably over the duration of the lease. In accordance with these contracts, customers only make payments when consumables are ordered and delivered thus making these payments variable by nature. The Company estimates the expected volume of consumables to be purchased by each customer over the lease term to measure and recognize rental and consumables revenue.

Generally, lease arrangements include both lease and non-lease components. The lease component relates to the customer’s right-to-use the T2-owned instrument over the lease term. The non-lease components relate to (1) consumables and (2) maintenance services. Because the timing and pattern of transfer for the operating lease component, the T2-owned instrument, and maintenance components of a reagent rental agreement are recognized over the same time period and in the same pattern, the Company elected the practical expedient to aggregate non-lease components with the associated lease component and account for the combined component as an operating lease for all instrument leases. In the evaluation of whether the lease component (T2-owned instrument) or the non-lease component associated with the lease component (maintenance) is the predominant component, the Company determined that the lease component is predominant as we believe the customer would ascribe more value to the use of the T2-owned instrument than that of the maintenance services. The T2-owned instrument lease and maintenance service performance obligations are classified as a single category of instrument rental revenue within product revenue in the consolidated statements of operations and comprehensive loss (see disaggregated revenue table below in Revenue Recognition section). The consumables non-lease component does not meet the requirements to elect the practical expedient because of its point-in-time pattern of transfer (versus over time for the combined lease component) and therefore must apply ASC 606, Revenue from Contracts with Customers, as described below in the Revenue Recognition section.

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

Once a contract is determined to be within the scope of ASC 606 at contract inception, the Company reviews the contract to determine which performance obligations the Company must deliver and which of these performance obligations are distinct. The Company recognizes as revenues the amount of the transaction price that is allocated to the respective performance obligation when the performance obligation is satisfied or as it is satisfied. Generally, the Company's performance obligations are transferred to customers either at a point in time, typically upon shipment, or over time, as services are performed. Contracts typically have net 30 payment terms in the U.S. and net 60 payment terms internationally.

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

When the instrument is placed under a reagent rental agreement, the Company’s customers generally agree to fixed term agreements, which can be extended, and incremental charges on each consumable diagnostic test purchased. Revenue from the sale of consumable diagnostic tests (under a reagent rental agreement) is generally recognized upon shipment. The transaction price from consumables purchases is allocated between the lease and non-lease components when related performance obligations are satisfied, as a component of lease and product revenue, and is included as Instrument Rentals in the below table. Revenue associated with reagent rental consumables purchases is currently classified as variable consideration and constrained until a purchase order is received and related performance obligations have been satisfied.

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

Contribution Revenue

The government contract with BARDA was considered a government grant and not considered a contract with a customer and thus not subject to ASC 606. Revenue under the government BARDA contract was earned under a cost-sharing arrangement in which the Company was reimbursed for direct costs incurred plus allowable indirect costs. The government contract revenue was recognized as the related reimbursable expenses were incurred. The cost reimbursement that was reported as revenue was presented gross of the related reimbursable expenses in the Company’s consolidated statements of operations and comprehensive loss; the related reimbursable expenses were expensed as incurred as research and development expense. The Company accounted for these contracts as a government grant by analogy to International Accounting Standards 20 (“IAS 20”), Accounting for Government Grants and Disclosure of Government Assistance.

The BARDA contract expired in September 2023.

Disaggregation of Revenue

The Company disaggregates revenue from contracts with customers by type of products and services, as it best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. The following table disaggregates total revenue by major source (in thousands):

	Year Ended December 31,
	2023	2022
Product revenue
Instruments	1,328	2,302
Consumables	4,842	8,185
Instrument rentals	124	78
Service	476	694
Total product revenue	6,770	11,259
Contribution revenue	423	11,046
Total revenue	$7,193	$22,305

Remaining Performance Obligations

Under ASC 606, the Company is required to disclose the aggregate amount of the transaction price that is allocated to unsatisfied or partially satisfied performance obligations as of December 31, 2023. However, the guidance provides certain practical expedients that limit this requirement, and therefore, the Company has elected to not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less. The nature of the excluded unsatisfied performance obligations pursuant to the practical expedient include consumable shipments, service contracts, warranties and installation services that will be performed within one year. The amount of the transaction price that is allocated to unsatisfied or partially satisfied performance obligations, that has not yet been recognized as revenue and that does not meet the elected practical expedient is $0.2 million as of December 31, 2023. The Company expects to recognize 46% of this amount as revenue within one year and the remainder within three years.

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

Contract Assets and Liabilities

The Company's contract assets represent revenue recognized for performance obligations in advance of invoicing at the contract level based on the transaction price allocated to the respective performance obligations. The opening and closing balances of the Company's contract assets were $0.1 million and $0.1 million for the year ended December 31, 2023, respectively, and $0.0 million and $0.1 million for the year ended December 31, 2022, respectively.

The Company’s contract liabilities consist of upfront payments for maintenance services on instrument sales. Contract liabilities are classified in deferred revenue as current or non-current based on the timing of when revenue is expected to be recognized. The opening and closing balances of the Company's contract liabilities were $0.2 million and $0.3 million for the year ended December 31, 2023, respectively, and $0.5 million and $0.2 million for the year ended December 31, 2022, respectively. Revenue recognized during the year ended December 31, 2023 relating to contract liabilities on December 31, 2022 was $0.2 million and related to straight-line revenue recognition associated with maintenance agreements.

Costs to Obtain and Fulfill a Contract

The Company capitalizes commission expenses paid to sales personnel that are recoverable and incremental to obtaining capital purchase agreements within the United States. These costs are classified as prepaid expenses and other current assets and other assets, based on their current or non-current nature, respectively. The Company capitalizes only those costs that are determined to be incremental and would not have occurred absent the customer contract. These capitalized costs are amortized as selling, general and administrative costs on a straight-line basis over the expected period of benefit. These costs are reviewed periodically for impairment.

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

On December 31, 2023, capitalized costs to obtain contracts of less than $0.1 million were included in prepaid and other current assets. On December 31, 2022, capitalized costs to obtain contracts of less than $0.1 million were included in prepaid and other current assets. The Company amortized costs of less than $0.1 million during the year ended December 31, 2023 and less than $0.1 million during the year ended December 31, 2022.

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

The Company recorded impairment expense of $2.5 million and $0.2 million during the years ended December 31, 2023 and 2022, respectively.

Advertising Costs

Advertising costs are expensed as incurred and are reported within selling, general and administrative expenses on the Company's consolidated statements of operations and comprehensive loss. Advertising expense for the years ended December 31, 2023 and 2022 was less than $0.1 million and $0.1 million, respectively.

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

These assumptions used to determine stock compensation expense represent the Company’s best estimates, but the estimates involve inherent uncertainties and the application of judgment. As a result, if factors change and the Company uses significantly different assumptions or estimates, stock-based compensation expense could be materially different. Refer to Note 10 for further details on the Company’s stock-based compensation plan.

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

The Company has also issued certain securities that are participating securities. Therefore, the Company must apply the two-class method to determine basic and diluted earnings per share. The two-class method is an earnings allocation method under which net loss per share is calculated for each class of common stock and participating security considering both dividends declared, if any, and participation rights in undistributed earnings as if all such earnings had been distributed for the period. Because the Company incurred a net loss for the years ended December 31, 2023 and 2022, and the holders of the participating securities do not have the contractual obligation to share in the losses of the Company on a basis that is objectively determinable, none of the net loss attributable to common stockholders was allocated to the participating securities when computing earnings per share for 2023 or 2022. As the Company’s participating securities do not have an obligation to share in the losses of the Company, to the extent that the Company remains in a net loss position, the entire net loss will be allocated to common stockholders.

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

Foreign Currency Transactions

The Company’s reporting currency is the U.S. dollar. The Company sells products outside of the United States and transacts foreign currencies. If transactions are recorded in a currency other than the Company’s functional currency, remeasurement into the functional currency is required and may result in transaction gains or losses. Transaction losses were less than $0.1 million for both of the years ended December 31, 2023 and 2022. Amounts are recorded in other, net on the Company’s consolidated statements of operations.

Recent Accounting Standards

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies and adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that its adoption of recently issued standards that are not yet effective will not have a material impact on its financial position or results of operations at the respective effective dates.

Accounting Standards Adopted

On September 29, 2022, the FASB issued ASU 2022-04, Liabilities-Supplier Finance Programs (Subtopic 405-50) Disclosure of Supplier Finance Program Obligations (“ASU 2022-04”). This ASU requires that a buyer in a supplier finance program disclose additional information about the program to allow financial statement users to better understand the effect of the programs on an entity’s working capital, liquidity, and cash flows. This update is effective for the Company for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, except for the amendment on roll forward information, which is effective for fiscal years beginning after December 15, 2023. Early adoption is permitted. The Company adopted this standard as of January 1, 2023. The adoption did not have a material impact on the Company’s financial statements.

Accounting Standards Issued, To Be Adopted

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). This ASU was issued to improve the disclosures about a public entity’s reportable segments and address requests from investors for more detailed information about a reportable segment’s expenses. This update will be effective for the Company for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently assessing the impact of this update on its disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). This ASU was issued to enhance the transparency and decision usefulness of income tax disclosures. This update will be effective for the Company for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently assessing the impact of this update on its disclosures.

3. Fair Value Measurements

The Company measures the following financial assets at fair value on a recurring basis. There were no transfers between levels of the fair value hierarchy during any of the periods presented. The following tables set forth the Company’s financial assets and liabilities carried at fair value categorized using the lowest level of input applicable to each financial instrument as of December 31, 2023 and 2022 (in thousands):

	Balance at December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$8,500	8,500	$—	$—
	$8,500	$8,500	$—	$—
Liabilities:
Warrant liabilities	$235	$—	$235	$—
Derivative liability related to Term Loan with related party	1,554	—	—	1,554
	$1,789	$—	$235	$1,554

	Balance at December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Warrant liabilities	$39	$—	$39	$—
Derivative liability related to Term Loan with related party	1,088	—	—	1,088
	$1,127	$—	$39	$1,088

The Company’s cash equivalents are comprised of money market funds and money market accounts as of December 31, 2023 and money market accounts as of December 31, 2022. The Company also maintains money market accounts classified as restricted cash, which are Level 1 assets, for $0.6 million and $1.6 million on December 31, 2023 and 2022, respectively (Note 4).

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

The estimated fair value of the Series A Warrant on December 31, 2023 was determined using the following assumptions:

Risk-free interest rate	3.91%
Expected dividend yield	0.00%
Expected volatility	147.00%
Expected term	4.13

The Company estimated the fair value of the Common Stock Warrant issued in February of 2023 (the “Common Stock Warrant”) (Note 8) using both the Black-Scholes Model and Monte Carlo simulation methods to model different potential settlement outcomes. These models use multiple inputs including the Company’s stock price, the exercise price of the warrant, volatility of the Company’s stock price, the risk-free interest rate and the expected term of the warrant. Such inputs may vary depending on the model applied and the underlying scenario assumptions. Key inputs included the warrant exercise price of $108.00 per share, a risk-free interest rate of 3.91%, expected volatility ranging from 147% to 235%, an expected dividend yield of 0.00%, a stock price of $7.59 (adjusted to reflect volume weighting) and an expected term ranging from zero years to 4.13 years, depending on the simulation.

The following table provides a roll-forward of the fair value of the Common Stock Warrants (in thousands):

Balance on December 31, 2022	$—
Issuance of Common Stock Warrant	7,568
Settlement due to cashless exercise	(1,480)
Change in fair value	(5,855)
Balance on December 31, 2023	$233

The Company has a single compound derivative instrument related to its Term Loan Agreement (Note 6) that requires the Company to pay additional interest of 4% per annum upon an event of default or if any obligation other than the unpaid principal amount of the Term Loan is not paid when due. Fair value is determined quarterly. The fair value of the derivative on December 31, 2023 is $1.6 million and is classified as a current liability on the balance sheet on December 31, 2023 consistent with the classification of the related Term Loan Agreement. The fair value of the derivative on December 31, 2022 was $1.1 million and was classified as a non-current liability on the balance sheet on December 31, 2022 consistent with the classification of the related Term Loan Agreement.

The estimated fair value of the derivative on December 31, 2023 was determined using a probability-weighted discounted cash flow model that includes contingent interest payments under the following scenarios:

Probability
4% contingent interest beginning in Q2 2024	50%

Changes in assumptions regarding the probability of the 4% contingent interest feature being triggered and the timing of such a triggering event could significantly affect the estimated fair value of this derivative liability.

The following table provides a roll-forward of the fair value of the derivative liability (in thousands):

Balance on December 31, 2021	$—
Change in fair value of derivative related to Term Loan with related party	1,088
Balance on December 31, 2022	$1,088
Change in fair value of derivative related to Term Loan with related party	466
Balance on December 31, 2023	$1,554

The Company is required to disclose the fair value and the level within the fair value hierarchy for financial instruments that are not measured at fair value on a recurring basis. For certain financial instruments, including accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses, the carrying amounts approximate their fair values as of December 31, 2023 and 2022 because of their short-term nature. Cash and cash equivalents were classified as Level 1 and all other financial instruments were classified as Level 2 within the fair value hierarchy. The Company used Level 3 inputs to measure the fair value of its Term Loan Agreement. Based on these measurements, the Company concluded that the carrying value of the Term Loan Agreement approximates its fair value on December 31, 2023.

4. Restricted Cash

The Company is required to maintain security deposits for its office lease agreements. On December 31, 2023 and 2022, the Company had lease security deposits, invested in money market accounts, aggregating $0.6 million and $1.6 million, respectively. In January 2023 one of these deposits of $1.0 million was claimed by a landlord as compensation for a lease dispute (Note 14). The remaining collateral deposits aggregating $550 thousand were held at Silicon Valley Bank, which was taken over by the FDIC in March 2023. The Company’s full exposure was ultimately covered by the FDIC and no loss was incurred.

5. Supplemental Balance Sheet Information

Property and Equipment

Property and equipment consists of the following (dollar amounts in thousands)

	Estimated Useful Life (Years)	December 31, 2023	December 31, 2022
Office and computer equipment	3	$710	$757
Software	3	778	783
Laboratory equipment	5	5,104	5,570
Furniture	5-7	198	197
Manufacturing equipment	5	1,109	1,454
Manufacturing tooling and molds	0.5-5	371	494
T2-owned instruments and components	5	3,549	4,052
Leased T2-owned instruments	5	1,059	1,014
Leasehold improvements	Lesser of useful life or remaining lease term	3,608	3,784
Construction in progress	n/a	23	685
		16,509	18,790
Less accumulated depreciation and amortization		(14,851)	(14,257)
Property and equipment, net		$1,658	$4,533

Construction in progress is primarily comprised of equipment that has not been placed in service. T2-owned instruments and components is primarily comprised of instruments that will be used for internal research and development, clinical studies and reagent rental agreement with customers. Depreciation expense, a component of cost of product revenue, from instruments under the T2-owned reagent rental pool was $0.2 million and $0.1 million for the years ended December 31, 2023 and 2022, respectively.

Total depreciation expense for T2-owned instruments used for internal research and development and clinical studies is recorded as a component of research and development expense. Depreciation and amortization expense of $0.9 million and $1.0 million was charged to operations for the years ended December 31, 2023 and 2022, respectively.

In the third quarter of 2023, we determined a triggering event occurred that required us to evaluate our long-lived assets for impairment. The triggering event was the reassessment of the Company’s sales demand forecast. We evaluated our long-lived assets by our two asset groups, which are T2-owned assets that are placed at customer sites as rental instruments and all other assets which support the Company’s product research and manufacturing. As a result of the evaluation, the Company recorded impairment charges for T2-owned non-lease instruments and reagent manufacturing assets. T2-owned non-lease instruments were evaluated based on average historical sale prices for refurbished instruments. Reagent manufacturing assets were evaluated based on estimated cash flows from projected reagent test sales using historical margins and commission rates. The Company recorded a total loss on impairment of property and equipment of $2.5 million for the year ended December 31, 2023.

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	December 31, 2023	December 31, 2022
Accrued payroll and compensation	$2,705	$2,930
Accrued clinical trial and development expenses	285	1,097
Accrued professional services	554	1,626
Accrued interest	839	1,009
Other accrued expenses	522	607
Total accrued expenses and other current liabilities	$4,905	$7,269

Accrued professional services on December 31, 2022 includes a $1.0 million estimated liability related to the Billerica, Massachusetts lease (Note 14).

6. Notes Payable

Term Loan Agreement

In December 2016, the Company entered into the Term Loan Agreement with CRG. The Company initially borrowed $40.0 million under the Term Loan Agreement and had the ability to borrow an additional $10.0 million upon receiving specified clearance for the marketing of T2Bacteria by April 30, 2018 (the “Approval Milestone”). The Company agreed to pay (1) a financing fee based on the amount of principal drawn and (2) a final payment fee based on the principal outstanding upon repayment. The debt discount related to the financing fee and the fees paid to CRG are being amortized over the loan term as interest expense. Interest expense for the debt discount was $0.1 million for both of the years ended December 31, 2023 and 2022. The final payment fee is accrued as interest expense and is classified consistent with the classification of the Term Loan. The effective interest rate of the Term Loan was 10.2% as of December 31, 2023.

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
▪
The Company issued additional warrants to CRG to purchase 113 shares of its common stock, exercisable any time prior to September 9, 2029 at an exercise price of $7,750.00 per share, with provisions for termination upon a change of control or a sale of all or substantially all of the assets of the Company (these warrants, along with the warrants to purchase 105 shares of common stock previously issued to CRG, are collectively referred to as the “CRG Warrants”).
▪
The Company reduced the exercise price for the warrants previously issued to CRG to $7,750.00.
•
In 2022, the principal maturity date was extended to December 30, 2024, and the Term Loan’s interest-only payment period was extended until that maturity date.
•
In 2023:
▪
The Company and CRG entered into a waiver and consent that reduced the minimum liquidity covenant to $500,000 until December 31, 2023.
▪
CRG waived certain specified events of default associated with the Company’s issuance of shares of Series A Redeemable Convertible Preferred Stock in August 2022 and the subsequent redemption (Note 7).
▪
In July 2023, CRG canceled $10.0 million of the Term Loan’s principal in exchange for 483,457 shares of common stock and 93,297 shares of Series B Convertible Preferred Stock.
▪
In October 2023, the interest-only period and maturity of the Term Loan were extended to December 31, 2025 and the $500,000 liquidity covenant was made permanent.

The warrants to purchase 218 shares of the Company’s common stock remain outstanding on December 31, 2023. There were no covenant violations during the year ended December 31, 2023.

Amendments made in February 2022, November 2022, October 2023, and the partial principal cancellation in July 2023 were accounted for as troubled debt restructurings. For all restructurings, at the time of the restructuring the future undiscounted cash outflows required under the amended agreement exceeded the carrying value of the debt and no gain was recognized as a result of the restructurings. The effects of each restructuring were accounted for prospectively.

Related Party

Upon the close of the July 2023 transaction in which CRG canceled $10.0 million of the Term Loan’s principal in exchange for 483,457 shares of common stock and 93,297 shares of Series B Convertible Preferred Stock, CRG became a holder of more than ten percent of our common stock outstanding, and therefore determined to be a principal owner and related party. As of December 31, 2023, CRG held no shares of common stock and 93,297 shares of Series B Convertible Preferred Stock, which was convertible into more than ten percent of our common stock outstanding as of December 31, 2023. Subsequent to December 31, 2023, in February 2024, CRG converted 82,422 shares of its Series B Preferred Stock into 824,220 shares of common stock, which represented more than ten percent of our common stock outstanding.

Classification

The Term Loan Agreement with CRG was classified as a non-current liability on December 31, 2022. In May 2023, the Company received a modification and waiver reducing the Term Loan’s minimum cash covenant from $5.0 million to $500,000 until December 31, 2023. In addition, in October 2023, the interest-only period and maturity of the Term Loan were extended to December 31, 2025, and the $500,000 liquidity covenant was made permanent. Because management believes it is probable that the Company will not be able to comply with the covenant unless additional funds are raised, the Company concluded that the Term Loan and related liabilities should be classified as current on December 31, 2023.

Future Payments

Future principal payments on the notes payable are as follows (in thousands):

Year ended December 31,
2024	—
2025	44,457
2026	—
2027	—
2028	—
Total including PIK interest, before unamortized discount and issuance costs	44,457
Less: unaccrued paid-in-kind interest	(3,037)
Less: unamortized discount and deferred issuance costs	(136)
Total notes payable to related party	$41,284

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

Liquidation Preference

The Series B Preferred Stock ranks (i) senior to any class or series of capital stock of the Corporation hereafter created specifically ranking by its terms junior to any Series B Preferred Stock (collectively, the “Junior Securities”); (ii) on parity with the common stock; (iii) on parity with any class or series of capital stock of the Company hereafter created specifically ranking by its terms on parity with the Series B Preferred Stock (together with the common stock, the “Parity Securities”); and (iv) junior to any class or series of capital stock of the Company hereafter created specifically ranking by its terms senior to any Series B Preferred Stock (“Senior Securities”), in each case, as to distributions of assets upon liquidation, dissolution or winding up of the Company, whether voluntarily or involuntarily (a “Liquidation”). No Junior Securities, Parity Securities or Senior Securities existed on December 31, 2023.

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

The Company is required to measure the Series A Warrant at fair value at inception and in subsequent reporting periods with changes in fair value recognized in change in fair value of warrant liabilities in the period of change in the consolidated statements of operations and comprehensive loss. The fair value of the liability related to the Series A Warrant at inception was $0.4 million. The Series A Warrant was not exercised as of December 31, 2023 and remains outstanding. The change in fair value during the year ended December 31, 2023 was immaterial.

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

The total proceeds of $12.0 million from the February 17, 2023 offering were allocated between the common stock, Pre-Funded Warrants and Common Stock Warrants. Because the Common Stock Warrants are liability-classified, an amount of proceeds equal to the fair value of the liability were first allocated to the Common Stock Warrants. The remaining proceeds were allocated on a relative fair value basis to the common stock and the Pre-Funded Warrants and recognized in additional paid-in capital. Total issuance costs related to the offering of $1.1 million were allocated in a similar manner as the total proceeds. As a result, approximately $0.7 million of issuance costs were expensed at the issuance date and recognized as other, net in the consolidated statements of operations and comprehensive loss. The remaining issuance costs were recognized within additional paid-in-capital as a reduction to the proceeds received for the common stock and Pre-Funded Warrants.

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

The Company determined that the Pre-Funded Warrants were indexed to the Company’s own stock and met the requirements for equity classification. Proceeds allocated to such warrants totaled $0.8 million. No Pre-Funded Warrants remain outstanding on December 31, 2023.

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

The Company determined that the Common Stock Warrants are not indexed to the Company’s own stock and therefore are precluded from equity classification. In addition, the Common Stock Warrant liability meets the definition of a derivative instrument. The Common Stock Warrants will be measured at fair value at inception and in subsequent reporting periods with changes in fair value recognized in income as change in fair value of warrant liabilities in the period of change in the consolidated statements of operations and comprehensive loss. The fair value of the Common Stock Warrant liability at inception was $7.6 million. During the year ended December 31, 2023, 155,557 Common Stock Warrants were exercised pursuant to the cashless exercise option resulting in the issuance of 77,776 shares of common stock. On December 31, 2023, 66,665 Common Stock Warrants remain outstanding. The change in fair value after issuance consisted of a reduction of expense of $5.9 million during the year ended December 31, 2023.

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

Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to the prior rights of holders of all classes of stock outstanding. As of December 31, 2023, a total of 1,573 shares, 3,691 shares, and 67,311 shares of common stock were reserved for issuance upon (i) the exercise of outstanding stock options, (ii) the issuance of stock awards, and (iii) the exercise of warrants, respectively, under the Company's 2014 Incentive Award Plan, Inducement Award Plan and 2014 Employee Stock Purchase Plan.

Equity Distribution Agreement

On March 31, 2021, the Company entered into an Equity Distribution Agreement (“Equity Distribution Agreement”) with Canaccord Genuity LLC (“Canaccord”), through which the Company may sell up to $75.0 million of gross proceeds of common stock. In July 2023, the Company filed an amendment to the prospectus supplement relating to the offer and sale of shares under the Equity Distribution Agreement to increase the maximum amount of shares that the Company may sell pursuant to its Equity Distribution Agreement with Canaccord by $65 million. At the time of the amendment, the Company had sold shares of its common stock for gross proceeds of $71.3 million.

Canaccord, as agent, sells shares at the Company’s request through “at the market” offerings, subject to shelf limitations, in negotiated transactions at market prices prevailing at the time of sale or at prices related to such prevailing market prices, or by any other method permitted by law, including negotiated transactions. Canaccord receives a fee of 3% of gross proceeds of common stock sold under the Equity Distribution Agreement for its services. Legal and accounting fees from sales under the Equity Distribution Agreement are charged to share capital. Under the Equity Distribution Agreement, the Company sold 3,303,122 shares of common stock during the year ended December 31, 2023 for net proceeds of $41.8 million. Under the Equity Distribution Agreement, the Company sold 43,068 shares of common stock during the year ended December 31, 2022 for net proceeds of $29.2 million. Subsequent to December 31, 2023, the Company sold 628,470 shares of common stock for proceeds of $2.2 million under the Equity Distribution Agreement.

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

2014 Stock Incentive Plan

The Company’s 2014 Incentive Award Plan (the “2014 Plan,” and together with the 2006 Plan, the “Stock Incentive Plans”), which was amended and restated in October 2023, provides for the issuance of shares of common stock in the form of stock options, awards of restricted stock, awards of restricted stock units, performance awards, dividend equivalent awards, stock payment awards and stock appreciation rights to directors, officers, employees and consultants of the Company. Since the establishment of the 2014 Plan, the Company has primarily granted stock options and restricted stock units. Generally, stock options are granted with exercise prices equal to or greater than the fair value of the common stock on the date of grant, expire no later than 10 years from the date of grant, and vest over various periods not exceeding 4 years.

The number of shares reserved for future issuance under the 2014 Plan is the sum of (1) 823,529 (2) any shares that were granted under the 2006 Plan which are forfeited, lapse unexercised or are settled in cash subsequent to the effective date of the 2014 Plan and (3) an annual increase on the first day of each calendar year, beginning January 1, 2015 and ending on and including January 1, 2026, equal to the lesser of (A) 4% of the shares outstanding (on an as-converted basis) on the final day of the immediately preceding calendar year and (B) such smaller number of shares determined by the Company’s Board of Directors; provided, however, no more than 35 million shares may be issued upon the exercise of incentive stock options. As of December 31, 2023, there were 825,533 shares available for future grant under the 2014 Plan.

Inducement Award Plan

The Company’s Inducement Award Plan (the “Inducement Plan”), which was adopted in March 2018 without stockholder approval pursuant to Rule 5635(c)(4) of The Nasdaq Stock Market LLC listing rules (“Rule 5635(c)(4)”) and most recently amended and restated in December 2021, provides for the grant of equity awards to new employees, including options, restricted stock awards, restricted stock units, performance awards, dividend equivalent awards, stock payment awards and stock appreciation rights. In accordance with Rule 5635(c)(4), awards under the Inducement Plan may only be made to a newly hired employee who has not previously been a member of the Company's Board of Directors, or an employee who is being rehired following a bona fide period of non-employment by us as a material inducement to the employee’s entering into employment with us. The aggregate number of shares of common stock which may be issued or transferred pursuant to awards under the Inducement Plan is 6,925 shares. Any awards that forfeit, expire, lapse, or are settled for cash without the delivery of shares to the holder are available for the grant of an award under the Inducement Plan. Any shares repurchased by or surrendered to the Company that are returned shall be available for the grant of an award under the Inducement Plan. The payment of dividend equivalents in cash in conjunction with any outstanding award shall not be counted against the shares available for issuance under the Inducement Plan. As of December 31, 2023, there were 5,038 shares available for future grant under the Inducement Plan.

Stock Options

The aggregate fair value of stock options granted during the year ended December 31, 2023 was immaterial. During the year ended December 31, 2022, the Company granted options with an aggregate fair value of $0.6 million, which are being amortized into compensation expense over the vesting period of the options as the services are being provided.

The following is a summary of option activity under the Stock Incentive Plans and Inducement Plan (in thousands, except term, share and per share amounts):

	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value
Outstanding on December 31, 2022	1,674	$13,855.94	5.93	$—
Granted	461	29.90
Exercised	—	—
Forfeited	(325)	1,321.39
Cancelled	(237)	14,006.16
Outstanding on December 31, 2023	1,573	$12,371.09	6.08	$—
Exercisable on December 31, 2023	1,200	$15,816.25	5.20	$—
Vested or expected to vest on December 31, 2023	1,489	$13,018.64	5.91	$—

There were no options exercised in the years ended December 31, 2023 and 2022. The weighted-average fair values of options granted in the years ended December 31, 2023 and 2022 were $25.64 and $1,757.55 per share, respectively, and were calculated using the following estimated assumptions:

	Year Ended December 31,
	2023	2022
Weighted-average risk-free interest rate	3.99%	2.27%
Expected dividend yield	—%	—%
Expected volatility	120%	106%
Expected terms	6.0 years	5.2 years

The total fair values of stock options that vested during the years ended December 31, 2023 and 2022 were $1.0 million and $1.7 million, respectively.

As of December 31, 2023, there was $0.3 million of total unrecognized compensation cost related to non-vested stock options granted under the Stock Incentive Plans. Total unrecognized compensation cost will be adjusted for future changes in the estimated forfeiture rate. The Company expects to recognize that cost over a remaining weighted-average period of 1.4 years as of December 31, 2023.

Restricted Stock Units

During the year ended December 31, 2023, the Company awarded restricted stock units to certain employees and directors at no cost to them. The restricted stock units, excluding any restricted stock units with market conditions, vest through the passage of time, assuming continued service. Restricted stock units are not included in issued and outstanding common stock until the underlying shares are vested and released. The fair value of the restricted stock units, at the time of the grant, is expensed on a straight line basis. The granted restricted stock units had an aggregate fair value of $0.3 million, which are being amortized into compensation expense over the vesting period of the restricted stock units as the services are being provided.

The following is a summary of restricted stock unit activity under the 2014 Plan:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Nonvested on December 31, 2022	2,006	$4,473.87
Granted	4,199	59.43
Vested	(902)	4,556.78
Forfeited	(1,612)	418.69
Nonvested on December 31, 2023	3,691	$1,202.65

As of December 31, 2023, there was $2.4 million of total unrecognized compensation cost related to nonvested restricted stock units granted under the 2014 Plan. Total unrecognized compensation cost will be adjusted for future changes in the estimated forfeiture rate. The Company expects to recognize that cost over a remaining weighted‑average period of 0.7 years as of December 31, 2023.

Employee Stock Purchase Plan

Under the 2014 Employee Stock Purchase Plan (the “2014 ESPP”) participants may purchase the Company’s common stock during semi-annual offering periods at 85% of the lower of (i) the market value per share of common stock on the first day of the offering period or (ii) the market value per share of the common stock on the purchase date. Each participant can purchase up to a maximum of $25,000 per calendar year in fair market value as calculated in accordance with applicable tax rules. The first offering period began on August 7, 2014. Stock-based compensation expense from the 2014 ESPP for the years ended December 31, 2023 and 2022 was approximately $0.1 million and $0.1 million, respectively. During the year ended December 31, 2023, 4,847 shares were purchased through the 2014 ESPP.

The fair value of the purchase rights granted under this plan was estimated on the date of grant and uses the following weighted-average assumptions, which were derived in a manner similar to those discussed in Note 2 relative to stock options:

	Year Ended December 31,
	2023	2022
Weighted-average risk-free interest rate	5.25%	0.82%
Expected dividend yield	—%	—%
Expected volatility	123%	106%
Expected terms	0.5 years	0.5 years

The 2014 ESPP, which was amended and restated effective October 2023, provides for the issuance of up to 400,000 shares of the Company’s common stock to eligible employees. On December 31, 2023, there were 394,477 shares available for issuance under the 2014 ESPP.

Stock‑Based Compensation Expense

The following table summarizes the stock-based compensation expense resulting from awards granted under Stock Incentive Plans, the Inducement Plan, and the 2014 ESPP, that was recorded in the Company’s results of operations for the periods presented (in thousands):

	Year Ended December 31,
	2023	2022
Cost of product revenue	$132	$367
Research and development	583	1,017
Selling, general and administrative	3,674	5,079
Total stock-based compensation expense	$4,389	$6,463

For the years ended December 31, 2023 and 2022, stock-based compensation expense capitalized as part of inventory or T2-owned instruments and components was immaterial.

11. Net Loss Per Share

The Company applies the two-class method for computing earnings per share because its Series A Warrants, Pre-Funded Warrants and Common Stock Warrants are participating securities. Because the Company incurred a net loss for the years ended December 31, 2023 and 2022, and the holders of the participating securities do not have the contractual obligation to share in the losses of the Company, none of the net loss attributable to common stockholders was allocated to the participating securities when computing earnings per share. The basic and diluted net loss per share calculation includes the Series B Convertible Preferred Shares, on an if-converted basis, given that these instruments have essentially the same economic rights and privileges as the currently outstanding common stock.

The Pre-Funded Warrants allowed the holders to acquire a specified number of common shares at a nominal exercise price of $0.10 per share and were classified as equity. Since the shares underlying the Pre-Funded Warrants were exercisable for little or no consideration, the underlying shares were considered outstanding at the issuance of the Pre-Funded Warrants for purposes of calculating the weighted-average number of shares of common stock outstanding in basic and diluted earnings per share for common stock. On December 31, 2023, none of the Pre-Funded Warrants were outstanding.

For the year ended December 31, 2022, the net loss attributable to common stockholders was increased by $0.3 million to reflect the deemed dividend paid to holders of the Series A Redeemable Convertible Preferred Stock to accrete the carrying amount of that preferred stock to its redemption value.

The following shares were excluded from the calculation of diluted net loss per share applicable to common stockholders, prior to the application of the treasury stock or if-converted methods, because their effect would have been anti-dilutive for the periods presented:

	Year Ended December 31,
	2023	2022
Options to purchase common shares	1,573	1,796
Restricted stock units	3,691	2,019
Term Loan Warrants	218	218
Series A Warrant	428	428
Common Stock Warrants	66,665	—
Total	72,575	4,461

The Series A Redeemable Convertible Preferred Stock was redeemed on October 26, 2022.

Note that all net loss per share computations for all periods presented reflect the changes in the number of shares resulting from the 1-for-100 reverse stock split that was approved by shareholders on September 15, 2023 and became effective as of October 12, 2023.

12. Income Taxes

The reconciliation of the U.S. federal statutory rate to the Company’s effective tax rate is as follows:

	December 31,
	2023	2022
Tax at statutory rates	21.0%	21.0%
State income taxes	3.0	4.6
Stock-based compensation	(2.9)	(2.4)
Permanent differences	2.1	0.1
Research and development credits	0.6	1.7
Difference and changes in tax rates	(2.2)	(0.2)
Other	(2.7)	0.3
Limitations on credits and net operating losses	(20.1)	(20.1)
Change in valuation allowance	1.2	(4.9)
Effective tax rate	0.0%	0.0%

The significant components of the Company’s deferred tax asset consist of the following on December 31, 2023 and 2022 (in thousands):

	December 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$72,149	$72,360
Tax credits	361	1,012
Other temporary differences	3,801	3,745
Start-up expenditures	1,595	2,068
Capitalized research and development expenses	7,248	5,793
Stock option expenses	2,230	3,025
Lease liability	1,973	2,494
Total deferred tax assets	89,357	90,497
Deferred tax asset valuation allowance	(87,236)	(87,843)
Net deferred tax assets	2,121	2,654
Deferred tax liabilities:
Right of use asset	(1,776)	(2,279)
Prepaid expenses	(345)	(375)
Net deferred taxes	$—	$—
Net deferred tax asset	—	—
Net deferred tax liability	—	—

In 2023 and 2022, the Company did not record a benefit for income taxes related to its operating losses incurred. ASC 740 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based upon the level of historical U.S. losses and future projections over the period in which the net deferred tax assets are deductible, at this time, management believes it is more likely than not that the Company will not realize the benefits of these deductible differences, and as a result the Company continues to maintain a valuation allowance for the full amount of the 2023 deferred tax assets. The valuation allowance decreased by $0.6 million and increased by $3.0 million for the years ended December 31, 2023 and 2022, respectively. The decrease in the 2023 valuation allowance is primarily attributable to increases in Section 382 and 383 limitations as a result of an ownership change that occurred in November of 2023, partially offset by an increase in capitalized R&D expenses and the current period taxable loss. The increase in the 2022 valuation allowance is primarily attributable to the additional net operating losses, capitalized R&D expenses, and tax credits generated in 2022 that required additional valuation allowance, partially offset by the prior year increase in Section 382 and 383 limitations on the Company's tax attributes as a result of an ownership change that occurred in August of 2022.

As of December 31, 2023, the Company had federal and state net operating losses of $273.7 million and $245.4 million, respectively, which are available to offset future taxable income, if any, of which $10.4 million of federal and $168.7 million of state carryforwards will expire in varying amounts through 2037 and 2043, respectively. Additionally, $263.3 million of federal net operating loss carryforwards and $76.7 million of state net operating loss carryforwards will carryforward indefinitely, subject to annual taxable income limitations in the year of utilization. The Company also had federal and state research and development tax credits of $28.0 thousand and $0.4 million, respectively. The federal credits will expire at various dates through 2043 if not utilized, and the state credits of approximately $9.7 thousand will expire at various dates through 2038 if not utilized.

Under the provisions of the Internal Revenue Code, the net operating loss and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. Utilization of the NOL and R&D credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations that may have occurred or that could occur in the future, as required by Sections 382 and 383 of the Internal Revenue Code of 1986, as amended ("the Code"), as well as similar state provisions. These ownership changes may limit the amount of NOL and R&D credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an “ownership change” as defined by Section 382 of the Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders. The Company completed an assessment on December 31, 2023 and December 31, 2022 regarding whether there may have been a Section 382 ownership change. The study concluded that there were limitations on the amount of NOL and R&D credit carryforwards that can be utilized annually to offset future taxable income. The Company has not included NOL carryforwards in its financial statements that will expire before they are utilized due to the limitation imposed by Section 382.

The Company has no balance of gross unrecognized tax benefits as of December 31, 2023. Interest and penalty charges, if any, related to uncertain tax positions would be classified as income tax expenses in the accompanying consolidated statements of operations. On December 31, 2023 and 2022, the Company had no accrued interest or penalties related to uncertain tax positions.

The Company files income tax returns in the U.S. federal tax jurisdiction and various state jurisdictions. Since the Company is in a loss carryforward position, the Company is generally subject to examination by the U.S. federal, state and local income tax authorities for all tax years in which a loss carryforward is available. The Company does not have any international operations as of December 31, 2023. The statute of limitations for assessment by federal and state tax jurisdictions in which the Company has business operations is open for tax years ending after December 31, 2020 and December 31, 2019, respectively. The tax years open to examination vary by jurisdiction.

13. Leases

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

In August 2010, the Company entered into an operating lease for office and laboratory space at its headquarters in Lexington, Massachusetts. The lease commenced in January 2011, with the Company providing a security deposit of $400,000. In accordance with the operating lease agreement, the Company reduced its security deposit to $160,000 in January 2018, which is recorded as restricted cash in the consolidated balance sheets. In March 2017, the Company entered into an amendment to extend the term to December 2021. In October 2020, the Company entered into an amendment to extend the term to December 31, 2028. In accordance with the October 2020 amendment, the Company increased its security deposit to $420,438, which is classified as restricted cash on December 31, 2023 and 2022.

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

In November 2014, the Company entered into a lease for additional laboratory space in Lexington, Massachusetts. The lease term commenced in April 2015 and extended for six years. The rent expense, inclusive of the escalating rent payments, is recognized on a straight-line basis over the lease term. As an incentive to enter into the lease, the landlord paid approximately $1.4 million of the $2.2 million space build-out costs. The unamortized balance of the lease incentive as of January 1, 2019 was reclassified as a reduction to the initial recognition of the right-of-use asset related to this lease. In connection with this lease agreement, the Company paid a security deposit of $281,000, which was recorded as a component of both prepaid expenses and other current assets and other assets in the consolidated balance sheets on December 31, 2019. In October 2020, the Company entered into an amendment to extend the term of the lease to October 31, 2025. In accordance with this amendment, the Company paid a replacement security deposit of $130,977, which is classified as restricted cash on December 31, 2023 and 2022 and received the initial $281,000 security deposit in return.

In September 2021, the Company entered into a lease for office, research, laboratory and manufacturing space in Billerica, Massachusetts. The lease has a term of 126 months from the commencement date. The Company opened a money market account for $1.0 million, which represents collateral as a security deposit for this lease and is classified as restricted cash on December 31, 2022. Occupancy of the building had been delayed due to disagreement between the Company and the landlord as to the parties’ obligations under the lease agreement. Included within accrued expenses and other current liabilities on the balance sheet on December 31, 2022 is a $1.0 million estimated liability pertaining to this lease. In January 2023, the Company was notified that the landlord terminated the lease because of the Company’s alleged failure to perform its obligations under the Lease in a timely manner and the Company’s alleged breach of the covenant of good faith and fair dealing and exercised its right to draw upon the $1.0 million security deposit. In addition, the landlord is seeking damages for unpaid rent, brokerage fees, transaction costs, attorney’s fees and court costs. The Company filed a response to the landlord’s complaint and a counterclaim alleging that the landlord breached its obligations under the contract and unlawfully drew on the security deposit, in addition to breaching its covenants of good faith and fair dealing, making fraudulent misrepresentations, and engaging in deceptive and unfair trade practices. The matter is in dispute (Note 14). The Company intends to pursue legal remedies available under applicable laws. The Company believes it will continue to meet its current manufacturing needs with its operations at its Lexington and Wilmington, Massachusetts facilities.

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

The following table summarizes the effect of operating lease costs in the Company’s consolidated statement of operations and comprehensive loss (in thousands):

	Year Ended December 31,
Lease cost	2023	2022
Operating lease cost	2,398	2,402
Variable lease cost	957	915
Total lease cost	$3,355	$3,317

The following table summarizes supplemental information for the Company’s operating leases:

	Year Ended December 31,
Other information	2023	2022
Weighted-average remaining lease term - operating leases (in years)	4.6	5.5
Weighted-average discount rate - operating leases	12.0%	12.0%

The minimum lease payments for the next five years and thereafter is expected to be as follows (in thousands):

December 31, 2023
Maturity of lease liabilities	Operating Leases
2024	$2,487
2025	2,331
2026	1,893
2027	1,950
2028	2,008
Thereafter	—
Total lease payments	$10,669
Less: effect of discounting	(2,455)
Present value of lease liabilities	$8,214

14. Commitments and Contingencies

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

As of December 31, 2023 and 2022, the Company had not experienced any material losses related to these indemnification obligations, and no material claims with respect thereto were outstanding. The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related reserves were established.

Contingencies

In September 2021, the Company entered into a lease for office, research, laboratory and manufacturing space in Billerica, Massachusetts. The lease had a term of 126 months from the commencement date. The Company opened a money market account for $1.0 million, which represents collateral as a security deposit for this lease and is classified as restricted cash on December 31, 2022. Occupancy of the building had been delayed due to disagreement between the Company and the landlord as to the parties’ obligations under the lease agreement. Included within accrued expenses and other current liabilities on the balance sheet on December 31, 2022 is a $1.0 million estimated liability pertaining to this lease. In January 2023, the Company was notified that the landlord terminated the lease because of the Company’s alleged failure to perform its obligations under the Lease in a timely manner and the Company’s alleged breach of the covenant of good faith and fair dealing and exercised its right to draw upon the $1.0 million security deposit. In addition, the landlord is seeking damages for unpaid rent, brokerage fees, transaction costs, attorney’s fees and court costs. The Company filed a response to the landlord’s complaint and a counterclaim alleging that the landlord breached its obligations under the contract and unlawfully drew on the security deposit, in addition to breaching its covenants of good faith and fair dealing, making fraudulent misrepresentations, and engaging in deceptive and unfair trade practices. The Company intends to pursue legal remedies available under applicable laws. The Company believes it will continue to meet its current manufacturing needs with its operations at its Lexington and Wilmington, Massachusetts facilities.

Leases

Refer to Note 13, Leases, for discussion of the commitments associated with the Company’s leases.

License Agreement

In 2006, the Company entered into a license agreement with a third party, pursuant to which the third party granted the Company an exclusive, worldwide, sublicensable license under certain patent rights to make, use, import and commercialize products and processes for diagnostic, industrial and research and development purposes. The Company agreed to pay an annual license fee ranging from $5,000 to $25,000 for the royalty‑bearing license to certain patents. The Company also issued a total of 16 shares of common stock pursuant to the agreement in 2006 and 2007, which were recorded at fair value at the date of issuance. The Company is required to pay royalties on net sales of products and processes that are covered by patent rights licensed under the agreement at a percentage ranging between 0.5% - 3.5%, subject to reductions and offsets in certain circumstances, as well as a royalty on net sales of products that the Company sublicenses at 10% of specified gross revenue. Royalties that became due under this agreement for the years ended December 31, 2023 and 2022 were $0.1 million and $0.1 million, respectively.

Letter Agreements

On March 30, 2023, the Company entered into agreements with Mr. Sprague, Mr. Giffin, and Mr. Gibbs that provide for the payment of retention bonuses, subject to the respective executive’s continued employment through such payment dates, of $80,000 each, to be paid in two installments of $40,000. The first installment, of $40,000 each, was paid in July 2023, and the second installment, of $40,000 each, was paid in November 2023.

15. 401(k) Savings Plan

In March, 2008, the Company established a retirement savings plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers substantially all employees of the Company who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pretax basis. Company contributions to the 401(k) Plan may be made at the discretion of the Board of Directors. Company contributions to the 401(k) Plan were $115,000 and $244,000 for the years ended December 31, 2023 and 2022, respectively.

16. U.S. Government Contract

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

In April 2021, BARDA agreed to accelerate product development by modifying the contract to advance future deliverables into the currently funded Option 1 of the BARDA contract for the T2Biothreat Panel and the T2Resistance Panel. The modification did not change the overall total potential value of the BARDA contract.

On March 31, 2022, the Company announced that BARDA had exercised Option 2B under the existing multiple-year cost-share contract between BARDA and the Company and provided an additional $4.4 million in funding to the Company.

The option exercise occurred simultaneously on March 31, 2022 with a modification to the BARDA contract to make immaterial changes to, among other things, the statement of work.

In September 2022, BARDA exercised Option 3 and agreed to provide an additional $3.7 million in funding for the multiple-year cost-share contract. The additional funding under Option 3 was used to advance the U.S. clinical trials for the T2Biothreat Panel and T2Resistance Panel, and to file submissions to the FDA for U.S. regulatory clearance.

The Company recorded contribution revenue of $0.4 million and $11.0 million for the years ended December 31, 2023 and 2022, respectively, under the BARDA contract.

The Company had no outstanding accounts receivable on December 31, 2023 and unbilled accounts receivable of $0.7 million on December 31, 2022, respectively, under the BARDA contract.

The BARDA contract expired in September 2023.

17. Subsequent Events

On February 15, 2024, CRG converted 82,422 shares of its Series B Preferred Stock into 824,220 shares of common stock.

On February 15, 2024, the Company entered into a Securities Purchase Agreement with CRG and affiliated entities pursuant to which the Company will issue (i) shares of the Company’s common stock and (ii) to the extent that the issuance of the shares common stock results in CRG beneficially owning greater than 49.99% of the Company’s outstanding shares of common stock (or in the case of one of the affiliated entities, greater than 9.99% of the Company’s outstanding shares of common stock, determined without regard to any convertible securities held by CRG or affiliated entities), shares of newly designated convertible preferred stock, par value $0.001 per share, at a price per share of the lower of (a) the closing price for the Company’s common stock on Nasdaq on the date immediately prior to the closing of the transaction and (b) the average closing price over the five business days prior to the closing of the transaction, in exchange for CRG surrendering for cancellation $15.0 million of outstanding borrowing under the Term Loan Agreement. The closing of the transaction is conditioned on the approval of the Company’s stockholders at a stockholder meeting to be held on April 11, 2024, and is expected to occur within 10 business days following the approval of the Company’s stockholders.

On March 11, 2024, the Company received notice from the Nasdaq Hearings Panel that it had granted the Company’s request for continued listing on the Nasdaq Stock Market, subject to the Company demonstrating compliance with Nasdaq’s MVLS Rule on or before May 20, 2024.

Equity Distribution Agreement

Subsequent to December 31, 2023, the Company sold 628,470 shares of common stock for net proceeds of $2.2 million under the Equity Distribution Agreement.

Letter Agreements

On March 31, 2024, the Company entered into letter agreements with Mr. Sprague and Mr. Gibbs that provide for the payment of a retention bonus in the total aggregate amount of $80,000, to be paid in two installments of $40,000. The first installment, in the amount of $40,000, shall be paid within five business days following June 30, 2024, and the second installment, in the amount of $40,000, shall be paid within five business days following November 15, 2024. Each such installment payment is subject to the applicable executive's continued employment through such payment date.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management of the Company, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of December 31, 2023. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.

Based on the evaluation of our disclosure controls and procedures as of December 31, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company’s disclosure controls and procedures were not effective due to material weaknesses in our internal control over financial reporting as described below.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control—Integrated Framework (2013). Based on our assessment, the Company identified material weaknesses in our internal control over financial reporting that resulted in certain material misstatements in preliminary financial statement accounts that were corrected prior to the issuance of interim and annual consolidated financial statements.

We identified a material weakness in our internal control over the timeliness of assumptions and accounting conclusions reached for unusual transactions. This includes (1) the valuation of the common stock warrants sold in the Company’s February 2023 public offering, in which we determined that the assumptions and valuation methodologies used to initially value and classify the warrants were inconsistent with recent generally accepted accounting principles and the time required to refine the assumptions and methodologies and reach the appropriate conclusions prevented the Company from filing its 2023 first quarter Form 10-Q timely, (2) the classification of the Company’s term loan and related liabilities as of June 30, 2023, where we did not initially assess the probability of the Company not complying with the covenant for the subsequent 12-month period, and therefore would be classified as current liabilities as of June 30, 2023, following a modification and waiver that temporarily reduced the minimum cash covenant, and (3) the EPS accounting treatment of the Series B Convertible Preferred Stock for the third quarter of 2023, where we initially concluded to disclose the EPS related to the Series B Preferred Stock separately but ultimately determined that such EPS should be grouped with common stock equivalents due to the nature and characteristics of the Series B Preferred Stock. The Company will establish enhanced evaluation considerations of unusual transactions including the timely use of third-party experts to prevent future occurrences.

We identified a material weakness in our internal control over the impact of changes in our sales demand forecast. In October 2023, the Company reassessed and reduced its 2024 sales forecast but did not subsequently reassess the effect on inventory valuation allowances as of September 30, 2023. After consideration of the effect of changes in the sales demand forecast, inventory valuation allowances were materially increased. In addition, the reassessment of the 2024 sales forecast caused the Company to reconsider its conclusions regarding the sufficiency of future cash flows to support the carrying values of property, plant, and equipment. After considering the cash flows attributed to reagent test sales as disclosed in the revenue attribution footnote of our financial statements, the Company concluded that our fixed asset groups' carrying values were materially impaired. Previous assessments only considered the lowest levels of cash flows from a customer contract and invoice perspective. The Company will establish enhanced evaluation procedures to consider the effect of changes in its sales demand forecast to prevent future occurrences.

We identified a material weakness in our internal control over our year-end reagent inventory count process. In the fourth quarter of 2023, due to staff constraints and turnover, the Company employed consultants to assist with the year-end reagent inventory count. The consultant noted count discrepancies between final inventories on hand and the inventory count sheets and made corrections to the count sheets. However, the corrections were made after the Company’s auditors had secured copies of the count sheets and these discrepancies invalidated the integrity of the count sheets and prompted a recount. The annual physical inventory is considered a key internal control and therefore we identified the need for a recount as a material weakness. The Company will implement enhanced count procedures to prevent future occurrences.

We identified a material weakness in our internal control over the review of the tax provision and 382 study prepared by third-party experts for the year ended December 31, 2023. Management did not initially identify an error in the 382 study that had a material impact on the calculation and disclosure of our net deferred tax assets and federal and state net operating losses for the year ended December 31, 2023, and therefore identified the matter as a material weakness in internal control. The Company will establish enhanced review procedures to prevent future occurrences.

The above material weaknesses created a possibility that a material misstatement to our consolidated financial statements would not be prevented or detected on a timely basis. Based on our assessment, the Company concluded that the above material weaknesses were unremediated as of December 31, 2023. As such, the Company concluded that our internal control over financial reporting was not effective as of December 31, 2023.

Changes in Internal Control over Financial Reporting

Except as noted above, there have been no changes to the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. OTHER INFORMATION

On March 31, 2024, the Company entered into letter agreements with Mr. Sprague and Mr. Gibbs that provide for the payment of a retention bonus in the total aggregate amount of $80,000, to be paid in two installments of $40,000. The first installment, in the amount of $40,000, shall be paid within five business days following June 30, 2024, and the second installment, in the amount of $40,000, shall be paid within five business days following November 15, 2024. Each such installment payment is subject to the applicable executive's continued employment through such payment date.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III.

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

Our Board of Directors currently consists of seven directors. Set forth below is certain information regarding our current directors as of the date hereof.

Name	Positions and Offices Held with T2 Biosystems	Director Since	Class and Year in Which Term Will Expire	Age
John Sperzel	Chief Executive Officer, President and Chairman of the Board	2020	Class II - 2025	60
Ninfa Saunders	Director	2020	Class II - 2025	72
John Cumming	Director	2014	Class III - 2026	78
David Elsbree	Director	2014	Class III - 2026	76
Seymour Liebman	Director	2016	Class I - 2024	74
Laura Adams	Director	2021	Class I - 2024	67
Robin Toft	Director	2020	Class I - 2024	63

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

John W. Cumming has served as a member of our Board of Directors since July 2014 and Lead Independent Director since June 2020. He also serves as a member of the Board of Directors of TransMed7, LLC. Mr. Cumming has served as Chief Executive Officer and Managing Director of Cumming & Associates LLC, a strategic advisory firm serving the healthcare industry since January 2014. From August 2000 until December 2013, Mr. Cumming served in a number of leadership roles at Hologic Inc., a diagnostics company, including as Chief Executive Officer from 2001 through 2009 and again from July 2013 through December 2013, as President from 2001 until 2003, as Chairman of the Board from 2002 until 2007 and again from 2008 through 2011, and as Global Strategic Advisor from 2011 through July 2013. Mr. Cumming attended the University of South Carolina. Mr. Cumming’s extensive knowledge of and experience with diagnostic product companies and expertise as a strategic advisor focused on the healthcare industry contributed to our Board of Directors’ conclusion that he should serve as a director of our company.

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

Name	Age	Position
John Sperzel	60	President, Chief Executive Officer and Chairman of the Board of Directors
John Sprague	65	Chief Financial Officer
Michael Gibbs, Esq.	53	Senior Vice President and General Counsel
Brett Giffin	65	Chief Commercial Officer
Roger Smith, Ph.D.	59	Senior Vice President of Science Research and Development

Information concerning John Sperzel, our Chief Executive Officer, may be found above under “Board of Directors.”

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our officers and directors and persons who beneficially own more than 10% of any class of our equity securities registered pursuant to Section 12 of the Exchange Act (collectively, “Reporting Persons”) to file reports of beneficial ownership and changes in beneficial ownership with the SEC. Based on a review of copies of Forms 3, 4 or 5 filed electronically with the SEC during the fiscal year ended December 31, 2023 and upon any written representations of the Reporting Persons received by us, the Company believes that during and with respect to the fiscal year ended December 31, 2023, there has been compliance with all Section 16(a) filing requirements applicable to such Reporting Persons, except that one Form 4 for Mr. Sperzel, Mr. Gibbs and Mr. Sprague, and two Form 4's for Mr. Giffin were inadvertently filed late.

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

Procedures for the Recommendation of Director Nominees by Stockholders

There have been no changes to the procedures by which stockholders can recommend nominees to the Board of Directors since such procedures were previously disclosed in the Company’s Proxy Statement for its 2023 Annual Meeting of Stockholders.

Audit Committee and Audit Committee Financial Expert

David Elsbree, Ninfa Saunders and Seymour Liebman, who joined the audit committee on January 2, 2024, currently serve on the audit committee, which is chaired by David Elsbree. Thierry Bernard served on the audit committee until January 2, 2024. Our Board of Directors has determined that each member of the audit committee is currently, and was during 2023, “independent” for audit committee purposes as that term is defined in the rules of the SEC and the applicable Nasdaq Rules. Our Board of Directors has designated David Elsbree as an “audit committee financial expert,” as defined under the applicable rules of the SEC. The audit committee’s responsibilities include:

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
•
preparing the audit committee report.

Item 11. EXECUTIVE COMPENSATION

This section discusses the material components of the executive compensation program offered to our named executive officers identified below. For 2023, our named executive officers and their positions as of December 31, 2023 were:

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

Our compensation committee is primarily responsible for establishing and approving, or recommending for approval by the Board of Directors, the compensation for all of our executive officers. The compensation committee oversees our compensation and benefit plans and policies, administers our equity incentive plans and reviews and approves, or recommends for approval by the Board of Directors, all compensation decisions relating to all of our executive officers, including our President and Chief Executive Officer. The compensation committee typically considers, and during 2023 did consider, recommendations from our President and Chief Executive Officer regarding the compensation of our executive officers other than for himself. Our compensation committee has the authority under its charter to engage the services of a consulting firm or other outside advisor to assist it in designing our compensation programs and in making compensation decisions and has engaged Arnosti Consulting to provide these services. The compensation committee reviewed compensation assessments provided by Arnosti Consulting comparing our executive compensation program to that of a group of peer companies within our industry and met with Arnosti Consulting to discuss compensation of our executive officers, including the President and Chief Executive Officer, and to receive input and advice. The compensation committee has considered the adviser independence factors required under SEC rules as they relate to Arnosti Consulting and does not believe Arnosti Consulting’s work in 2023 raised a conflict of interest.

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

Base Salary

Our named executive officers receive base salaries to compensate them for the satisfactory performance of duties to our company. The base salary payable to each named executive officer is intended to provide a fixed component of compensation reflecting the executive’s skill set, experience, role and responsibilities. Base salaries for our named executive officers have generally been set at levels deemed necessary to attract and retain individuals with superior talent. For 2023, Mr. Sperzel’s annual base salary was $575,000 (unchanged from 2022). Mr. Sprague's annual base salary was $385,000 (increased from $370,000) and Mr. Gibbs’ base salary was $390,000 (increased from $375,000) in order to align to more market-competitive levels. Base salary increases were effective March 1, 2023.

Cash Incentive Compensation

Each of our named executive officers is eligible to participate in an annual cash incentive compensation program which provides participants with an opportunity to earn variable cash incentive compensation based on individual and company performance. For 2023, Mr. Sperzel’s target bonus was 100% of his base salary, Mr. Sprague's target bonus was 60% of his base salary, and Mr. Gibbs' target bonus was 60% of his base salary.

Objectives for the 2023 annual cash incentive compensation program, established in January 2023 by our compensation committee, included the attainment of clinical, business development and financing milestones and certain publication, commercialization and operational goals. The determination of 2023 bonus amounts was based on a non-formulaic assessment of these goals, as well as our compensation committee’s subjective evaluation of our company’s overall performance and each named executive officer’s individual performance and contribution to our company. The compensation committee did not assign specific weights to any elements of our bonus program in determining 2023 bonuses.

After considering these factors, the Board of Directors, based upon the recommendation of our compensation committee, approved bonuses for our named executive officers for 2023 as set forth in the “Non-Equity Incentive Plan Compensation” column of our 2023 Summary Compensation Table.

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

Due to the limited number of shares available for grant under our equity plan, and in order to preserve shares for equity grants to other employees, there were no stock options or restricted stock unit awards granted to our named executive officers in 2023.

Retirement, Health, Welfare and Additional Benefits

Our named executive officers are eligible to participate in our employee benefit plans and programs, including medical and dental benefits, flexible spending accounts and short-and long-term disability and life insurance, to the same extent as our other full-time employees, subject to the terms and eligibility requirements of those plans. Our named executive officers are also eligible to participate in a tax-qualified 401(k) defined contribution plan to the same extent as all of our other full-time employees. We make company contributions for participants in the 401(k) plan equal to 50% of the participant’s contribution, up to 2% of the participant’s eligible compensation or $3,000 per year, whichever is less.

2023 Summary Compensation Table

					Non-Equity
				Stock	Incentive Plan	All Other
		Salary	Bonus	Awards	Compensation	Compensation	Total
Name and Principal Position	Year	($)(1)	($)(2)	($)(3)	($)(4)	($)(5)	($)
John Sperzel,	2023	575,000	—	—	287,500	3,000	865,500
President, Chief Executive Officer and Chairman of the Board of Directors	2022	575,000	—	1,119,840	287,500	3,000	1,985,340
John Sprague,	2023	382,500	80,000	—	115,500	3,000	581,000
Chief Financial Officer	2022	368,333	—	279,960	111,000	3,000	762,293
Michael Gibbs,	2023	387,500	80,000	—	152,100	3,000	622,600
SVP and General Counsel	2022	371,833	—	279,960	112,500	3,000	767,293

(1)
Amounts in this column represent base salaries earned for 2023 and 2022 and reflect mid-year changes.
(2)
Represents $80,000 each of retention bonuses to Mr. Sprague and Mr. Gibbs. On March 30, 2023, the Company entered into agreements with Mr. Sprague and Mr. Gibbs that provide for the payment of retention bonuses, subject to the respective executive’s continued employment through such payment dates, of $80,000 each, to be paid in two installments of $40,000. The first installment, of $40,000 each, was paid in July 2023, and the second installment, of $40,000 each, was paid in November 2023.
(3)
Represents the aggregate grant date fair value of the restricted stock unit awards granted during the given year computed in accordance with FASB ASC Topic 718, excluding the effect of estimated forfeitures. For a description of the assumptions used in valuing these awards, see Note 10 to the audited consolidated financial statements included in this Annual Report on Form 10-K.
(4)
Represents awards earned under our annual cash incentive compensation program. For additional information regarding these amounts, see the section titled “Executive Compensation Components—Cash Incentive Compensation” above.
(5)
Represents Company matching contributions under our 401(k) plan of $3,000 each to Mr. Sperzel, Mr. Sprague, and Mr. Gibbs.

Outstanding Equity Awards at Fiscal Year-End Table—2023

	Option Awards					Stock Awards

		Number of	Number of
		Securities	Securities			Number of
		Underlying	Underlying			Shares or Units	Market Value of
		Unexercised	Unexercised	Option		of Stock That	Shares of Units
	Vesting	Options	Options	Exercise	Option	Have Not	of Stock That
	Commencement	Exercisable	Unexercisable	Price	Expiration	Vested	Have Not Vested
Name	Date	(#)	(#)(1)	($)	Date	(#)(2)	($)(3)
John Sperzel
	1/8/2020	587	13	5,750.00	1/8/2023
	2/24/2021					67	420.43
	2/20/2022					320	2,008.00
John Sprague
	1/30/2018	45	—	25,400.00	3/1/2028
	2/21/2019	12	—	18,600.00	2/21/2029
	9/10/2019	10	—	7,150.00	9/10/2029
	2/24/2021					29	181.98
	2/20/2022					80	502.00
Michael Gibbs
	12/1/2014	8	—	85,050.00	12/1/2024
	1/20/2016	11	—	45,100.00	1/20/2026
	2/9/2017	6	—	28,350.00	2/9/2027
	3/1/2018	17	—	25,400.00	3/1/2028
	2/21/2019	11	—	18,600.00	2/21/2029
	9/10/2019	9	—	7,150.00	9/10/2029
	3/24/2020	18	1	1,950.00	3/24/2030
	2/24/2021					29	181.98
	2/20/2022					80	502.00

(1)
All unvested options for Mr. Sperzel vest in substantially equal monthly installments over the 48 month vesting period from the vesting commencement date, subject to his continued employment with us through the applicable vesting date. The unvested options for Mr. Gibbs with a vesting commencement date of March 24, 2020 vest in substantially equal monthly installments over the 48 month period from the vesting commencement date; subject to Mr. Gibbs’s continued employment with us through the applicable vesting date. The options are subject to potential accelerated vesting as described in the sections titled “Employment Letter Agreements with Our Named Executive Officers” and “Potential Payments upon a Change in Control” below.
(2)
The unvested restricted stock units for Mr. Sperzel, Mr. Sprague and Mr. Gibbs with a vesting commencement date of February 20, 2022 vest in three substantially equal annual installments beginning on February 20, 2023, subject to the holder's continued employment with us through the applicable vesting date and potential accelerated vesting as described in the sections titled “Employment Letter Agreements with Our Named Executive Officers” and “Potential Payments upon a Change in Control” below. All unvested restricted stock units for Mr. Sperzel, Mr. Sprague and Mr. Gibbs with a vesting commencement date of February 24, 2021 vest in three substantially equal annual installments beginning on February 24, 2022, each subject to the holder’s continued employment with us through the applicable vesting date and potential accelerated vesting as described in the sections titled “Employment Letter Agreements with Our Named Executive Officers” and “Potential Payments upon a Change in Control” below.
(3)
Based on the closing price of our common stock on December 31, 2023 of $6.28.

Employment Arrangements with Our Named Executive Officers

We have entered into employment and/or severance letter agreements with each of the named executive officers. Certain key terms of these agreements are described below. We believe that these terms serve our retention objectives by permitting our named executive officers to maintain continued focus and dedication to their responsibilities in order to maximize stockholder value, including in the event of a transaction that could result in a change in control of the Company.

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

DIRECTOR COMPENSATION

The following table presents the total compensation for each person who served as a non-employee member of our Board of Directors during 2023. Mr. Sperzel did not receive compensation for his service as a director in 2023. Mr. Sperzel’s compensation for his services as an employee is discussed above.

Director Compensation Table—2023

	Fees Earned
	or Paid
	in Cash	Total
	($)	($)
John W. Cumming	96,000	96,000
David B. Elsbree	60,000	60,000
Seymour Liebman	40,000	40,000
Ninfa M. Saunders	50,000	50,000
Robin Toft	60,000	60,000
Laura Adams	40,000	40,000
Thierry Bernard	50,000	50,000

The table below shows the aggregated numbers of outstanding option awards (exercisable and unexercisable) and unvested stock awards held as of December 31, 2023 by each non-employee director.

		Unvested Stock
	Option Awards	Awards
	Outstanding at	Outstanding at
	2023 Fiscal Year	2023 Fiscal Year
	End	End
John W. Cumming	23	—
David B. Elsbree	23	—
Seymour Liebman	17	—
Ninfa M. Saunders	—	—
Robin Toft	—	—
Laura Adams	—	7
Thierry Bernard	—	—

We maintain a non-employee director compensation program pursuant to which all non-employee directors were paid cash compensation as set forth below for 2023:

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

In addition to the annual retainer, the non-employee director compensation program typically provides for an annual equity grant of restricted stock units to continuing non-employee directors who have been serving for at least six months. Under the program, on the date of the annual meeting of stockholders, continuing non-employee directors will be granted an award of restricted stock units equal to (A) 2,600 in the case of the Chairman and Lead Independent Director, and (B) 2,300 for all other Non-Employee Directors (which number shall be subject to adjustment in accordance with the applicable equity incentive plan of the Company in the event of any stock splits, dividends, recapitalizations and the like). The restricted stock units subject to the annual grant will vest in a single installment on the earlier of (i) the first anniversary of the grant date and (ii) the date of the next annual meeting of stockholders, subject to the director’s continued service on the Board of Directors. The non-employee director compensation program also provides for an initial non-employee director grant of restricted stock units covering a number of shares equal to one and a half times the number of restricted stock units subject to the last (or concurrent) annual grant for continuing directors. The grant is made on the date he or she first became a non-employee director. The initial grant vests in substantially equal installments on each of the first three anniversaries of the date of grant, subject to the director’s continued service on the Board of Directors. Due to the limited number of shares available for grant under our equity plan, and in order to preserve shares for equity grants to employees, the members of the Board of Directors waived the annual equity grant in 2023.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information on our equity compensation plans as of December 31, 2023.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, and Rights		Weighted Average Exercise Price of Outstanding Options, and Rights		Number of Securities Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders (1)	3,429	(2)	$26,567.26	(3)	1,220,010	(4)
Equity compensation plans not approved by security holders (5)	1,835	(6)	4,991.82	(7)	5,038
Total	5,264		$12,371.09		1,225,048

(1)
Consists of the Amended and Restated 2006 Employee, Director and Consultant Stock Plan, or the 2006 Plan, the 2014 Incentive Award Plan, as amended and restated, or the 2014 Plan, and the 2014 Employee Stock Purchase Plan, or 2014 ESPP. We ceased issuing new awards under the 2006 Plan when the 2014 Plan became effective.
(2)
Consists of 45 outstanding options to purchase shares of our common stock under the 2006 Plan, 493 outstanding options to purchase shares of our common stock under the 2014 Plan, and 2,891 outstanding restricted stock units under the 2014 Plan.
(3)
Represents the weighted-average exercise price of options under the 2014 Plan and 2006 Plan as of December 31, 2023. Amounts shown do not take into account any restricted stock units awarded under the 2014 Plan, which do not have an exercise price.
(4)
Pursuant to the terms of the 2014 Plan, the number of shares of common stock available for issuance under the 2014 Plan automatically increases on January 1 of each year, beginning January 1, 2015 and ending on and including January 1, 2026. The annual increase in the number of shares is equal to the lesser of: (A) 4% of our shares of common stock outstanding (on an as-converted basis) on the final day of the immediately preceding calendar year; and (B) such smaller number of shares of common stock determined by the Board of Directors; provided, however, no more than 35 million shares may be issued upon the exercise of incentive stock options. Pursuant to the terms of the 2014 ESPP, as amended and restated effective October 2023, the aggregate number of shares that may be issued pursuant to rights granted under the 2014 ESPP shall be 400,000 shares. As of December 31, 2023, a total of 394,477 shares of stock were available for issuance under the 2014 ESPP, 100,000 of which were subject to purchase with respect to the purchase period in effect as of December 31, 2023, which purchase period ends on May 15, 2024.
(5)
Consists of the Inducement Award Plan. See Note 10 to the audited consolidated financial statements included in this Annual Report on Form 10-K for a description of the material features of the plan.
(6)
Consists of outstanding options to purchase shares of our common stock under the Inducement Award Plan.
(7)
Represents the weighted-average exercise price of options under the Inducement Award Plan.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding beneficial ownership of our common stock as of December 31, 2023, for: each person known to us to be the beneficial owner of more than five percent of our outstanding common stock; each of our named executive officers; each of our directors and nominees; and all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as noted by footnote, and subject to community property laws where applicable, we believe based on the information provided to us that the persons and entities named in the table below have sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by them. Except as noted by footnote, the address of each beneficial holder named below is 101 Hartwell Ave., Lexington, MA 02421.

The table lists applicable percentage ownership based on 4,058,381 shares of our common stock outstanding as of December 31, 2023. The number of shares beneficially owned includes shares of our common stock that each person has the right to acquire within 60 days of December 31, 2023, except as noted in the footnotes below, including upon the exercise of stock options and vesting of restricted stock units. These stock options and restricted stock units shall be deemed to be outstanding for the purpose of computing the percentage of outstanding shares of our common stock owned by such person but shall not be deemed to be outstanding for the purpose of computing the percentage of outstanding shares of our common stock owned by any other person.

	Shares Beneficially Owned Title or Class of Securities:
	Common Stock		Series B Convertible Preferred Stock
Name of Beneficial Owner	Shares	Percent	Shares	Percent
5% or Greater Stockholders
CRG (1)	932,970	18.7%	93,297	100.0%
Named Executive Officers and Directors
John Sperzel (2)	1,000	*
Michael Gibbs (3)	215	*
John Sprague (4)	208	*
John W. Cumming (5)	75	*
David B Elsbree (6)	101	*
Seymour Liebman (7)	1,313	*
Ninfa M. Saunders (8)	73	*
Robin Toft (9)	57	*
Laura Adams (10)	37	*
All executive officers and directors as a group (10 persons) (11)	3,156	0.1%

* Less than 1%.

(1)
Based on a Schedule 13G filed on July 13, 2023, Nathan D. Hukill, CR Group L.P., a Delaware limited partnership (“CR Group”), CRG Partners III L.P., a Delaware limited partnership (“CRG Partners III”), CRG Partners III – Parallel Fund “A” L.P., a Delaware limited partnership (“CRG Parallel Fund A”), CRG Partners III – Parallel Fund “B” (Cayman) L.P., a limited partnership organized under the laws of the Cayman Islands (“CRG Parallel Fund B”), CRG Partners III (Cayman) Lev AIV I L.P., a limited partnership organized under the laws of the Cayman Islands (“CRG Lev AIV”), and CRG Partners III (Cayman) Unlev AIV I L.P., a limited partnership organized under the laws of the Cayman Islands (“CRG Unlev AIV”), share voting and dispositive power with respect to such shares. CRG Parallel Fund A, CRG Parallel Fund B, CRG Lev AIV, CRG Unlev AIV and CRG Partners III are collectively referred to as the “CRG Entities.” CR Group serves as the investment manager for the CRG Entities. CR Group is indirectly controlled by Mr. Hukill. The address of CR Group, the CRG Entities and Mr. Hukill is 1000 Main St., Suite 2500, Houston, TX 77002. Common stock beneficially owned by CRG consists of 932,970 shares of common stock that CRG has the right to acquire within 60 days of December 31, 2023 upon the conversion of all 93,297 shares of its Series B Convertible Preferred Stock.
(2)
Consists of (a) 173 shares of common stock, (b) options to purchase 600 shares of common stock which Mr. Sperzel has the right to acquire pursuant to outstanding stock options which are, or will be, immediately exercisable within 60 days of December 31, 2023 and (c) 227 restricted stock units vesting within 60 days of December 31, 2023.
(3)
Consists of (a) 66 shares of common stock, (b) options to purchase 80 shares of common stock which Mr. Gibbs has the right to acquire pursuant to outstanding stock options which are, or will be, immediately exercisable within 60 days of December 31, 2023 and (c) 69 restricted stock units vesting within 60 days of December 31, 2023.
(4)
Consists of (a) 72 shares of common stock, (b) options to purchase 67 shares of common stock which Mr. Sprague has the right to acquire pursuant to outstanding stock options which are, or will be, immediately exercisable within 60 days of December 31, 2023, and (c) 69 restricted stock units vesting within 60 days of December 31, 2023.
(5)
Consists of (a) 52 shares of common stock and (b) options to purchase 23 shares of common stock, which Mr. Cumming has the right to acquire pursuant to outstanding stock options which are, or will be, immediately exercisable within 60 days of December 31, 2023.
(6)
Consists of (a) 78 shares of common stock and (b) options to purchase 23 shares of common stock which Mr. Elsbree has the right to acquire pursuant to outstanding stock options which are, or will be, immediately exercisable within 60 days of December 31, 2023.
(7)
Based on information set forth in a Schedule 13D filed with the SEC by Canon U.S.A., Inc. on September 21, 2016, this amount includes 1,211 shares held by Canon U.S.A., Inc. Mr. Seymour Liebman is the Executive Vice President, Chief Administrative Officer and General Counsel of Canon U.S.A., Inc. and the Senior Managing Executive Officer of Canon Inc., Japan and may be deemed to have beneficial ownership of the shares held by Canon U.S.A., Inc. Canon U.S.A., Inc. and Mr. Liebman each disclaim beneficial ownership of the shares held directly or indirectly by Canon U.S.A., Inc., except to the extent of its pecuniary interest therein, if any. In addition, this amount consists of (a) 85 shares of common stock and (b) options to purchase 17 shares of common stock which Mr. Liebman has the right to acquire pursuant to outstanding stock options which are, or will be, immediately exercisable within 60 days of December 31, 2023.
(8)
Consists of 73 shares of common stock for Ms. Saunders.

(9)
Consists of 57 shares of common stock for Ms. Toft.
(10)
Consists of 37 shares of common stock for Ms. Adams.
(11)
Consists of (a) 1,968 shares of common stock, (b) 810 shares of common stock which our directors and executive officers as a group have the right to acquire pursuant to outstanding stock options which are, or will be, immediately exercisable within 60 days of December 31, 2023 and (c) 378 restricted stock units vesting within 60 days of December 31, 2023.

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

Transactions with Related Persons

Based on a review of the transactions and arrangements between us and any related person or related person’s affiliate, we describe below the transactions or arrangements since January 1, 2023 in which any related person or related person affiliate has a direct or indirect material interest and the amount involved exceeds $120,000.

Transactions with CRG Entities

On July 3, 2023, when we converted $10.0 million of outstanding debt under the Term Loan Agreement, the CRG Entities, including their beneficial owners, became a greater than 5% beneficial owner of our common stock. The CRG Entities are comprised of CRG Partners III L.P., CRG Partners III - Parallel Fund “A” L.P., CRG Partners III (Cayman) Unlev AIV I L.P., CRG Partners III (Cayman) Lev AIV I L.P. and CRG Partners III Parallel Fund “B” (Cayman) L.P. The beneficial owners of the CRG Entities are CR Group L.P., the investment manager, and Nathan D. Hukill, who indirectly controls CR Group L.P. As a result of acquiring a greater than 5% beneficial ownership of our common stock, certain transactions with the CRG Entities on or after July 3, 2023, are related party transactions required to be disclosed under SEC rules.

Consent to Term Loan Agreement and Series B Purchase Agreement

On July 3, 2023, we entered into a Consent to Term Loan Agreement (the “Consent”), by and among the Company, CRG Servicing LLC, as administrative agent and collateral agent, and the CRG Entities, under which the parties consented and agreed to the cancellation of $10.0 million of the term loan (approximately 20% of the total term loan debt) in exchange for (i) an aggregate of 483,457 shares of common stock, and (ii) an aggregate of 93,297 shares of newly designated Series B Convertible Preferred Stock, par value $0.001 per share (“Series B Preferred Stock”), which were issuable pursuant to a Securities Purchase Agreement. Each share of Series B Preferred Stock is convertible into 10 shares of our common stock at the holder’s election, subject to beneficial ownership limitations. The closing of the exchange occurred on July 3, 2023. The CRG Entities sold their shares of common stock in advance of the 1-for-100 reverse stock split effected by the Company in October 2023.

Series A Purchase Agreement

On July 5, 2023, we entered into a Purchase Agreement (the “Series A Purchase Agreement”) with the CRG Entities pursuant to which we agreed to issue and sell a total of 1,000 shares of the Company’s newly designated Series A Preferred Stock, par value $0.001 per share (the “Series A Preferred Stock”), to the CRG Entities for a purchase price of $100.00. The closing of the sale of the shares of Series A Preferred Stock was completed on July 5, 2023.

The shares of Series A Preferred Stock were not convertible into, or exchangeable for, shares of any other class or series of stock or other securities of the Company. The shares of Series A Preferred Stock were entitled to receive dividends on a pari passu basis with the outstanding shares of common stock. The shares of Series A Preferred Stock were also entitled to an aggregate of 400,000,000 votes, but only with respect to a vote relating to any proposal to effectuate a reverse stock split of our common stock. Pursuant to the Series A Purchase Agreement, the CRG Entities agreed only to vote those shares in the same proportion as shares of common stock of the Company were voted (excluding any shares of common stock that are not voted, whether due to abstentions, broker non-votes or otherwise) on such proposal.

The shares of Series A Preferred Stock were redeemable automatically at a total redemption price of $100 immediately following the approval by our stockholders of any proposal to effectuate a reverse stock split of our common stock. On September 15, 2023, our stockholders voted to approve an amendment to the Company’s Amended and Restated Certificate of Incorporation to effect a reverse stock split of the Company’s common stock, at a reverse stock split ratio ranging from any whole number between and including 1-for-50 and 1-for-150, with the exact ratio to be determined at the discretion of the Board of Directors. As a result of that stockholder vote, the Series A Preferred Stock was redeemed on September 15, 2023, for $100. Upon its redemption, the Company’s Series A Preferred Stock ceased to be outstanding.

Stockholder Approval of Debt-to-Equity Conversions

On September 15, 2023, our stockholders approved the issuance of common stock to the CRG Entities upon the conversion of our Series B Convertible Preferred Stock by the CRG Entities. Stockholders were required to approve such conversion in accordance with Nasdaq Listing Rule 5635(b) as it would result in the CRG Entities beneficially owning securities representing more than 19.99% of our outstanding common stock.

Amendment to Term Loan Agreement

On October 18, 2023, we amended the Term Loan Agreement to extend the interest-only payment period from December 30, 2024 to December 31, 2025, extend the maturity date from December 30, 2024 to December 31, 2025, and permanently reduce the minimum liquidity covenant from $5 million to $500,000.

Conversion of Series B Preferred Stock and Securities Purchase Agreement

On February 15, 2024, the CRG Entities converted 82,422 shares of Series B Preferred Stock into 824,220 shares of common stock. Also, on February 15, 2024, we entered into a Securities Purchase Agreement with the CRG Entities and affiliated entities pursuant to which we will issue (i) shares of the common stock, and (ii) to the extent that the issuance of shares of common stock results in the CRG Entities beneficially owning greater than 49.99% of our outstanding shares of common stock (or, in the case of one of the affiliated entities, greater than 9.99% of our outstanding shares of common stock, determined without regard to any convertible securities held by the CRG Entities or affiliated entities), shares of newly designated convertible preferred stock, par value $0.001 per share, at a price per share equal to the lower of (a) the closing price of our common stock on Nasdaq on the date immediately prior to the closing of the transaction, and (b) the average closing price over the five business days prior to the closing of the transaction, in exchange for CRG Entities surrendering for cancellation $15.0 million of outstanding debt under the Term Loan Agreement. The closing of the transaction is conditioned on the approval of our stockholders at a stockholder meeting to be held on April 11, 2024, and is expected to occur within 10 business days following the approval of the transaction by our stockholders.

Indebtedness with CRG Entities

The largest aggregate amount of principal outstanding related to the Term Loan Agreement during the year ended December 31, 2023 was $53.5 million. The principal outstanding as of December 31, 2023 related to the Term Loan Agreement was $44.5 million. No principal was paid during the year ended December 31, 2023. The amount of interest paid related to the Term Loan Agreement during year ended December 31, 2023 was $3.9 million. Interest on the Term Loan accrues at 11.50% per year, 8% of which is payable in cash quarterly and 3.5% of which is deferred and added to principal until maturity.

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

Limitation of Liability and Indemnification Agreements. We have adopted provisions in our certificate of incorporation and bylaws that limit or eliminate the personal liability of our directors to the fullest extent permitted by the DGCL, as it now exists or may in the future be amended.

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

Independence of the Board of Directors

Board Leadership and Independence. Our Board of Directors has determined that all members of the Board of Directors, (including John W. Cumming, David B. Elsbree, Ninfa Saunders, Laura Adams, Seymour Liebman and Robin Toft), except John Sperzel, are independent, as determined in accordance with Nasdaq rules. The Board of Directors also determined that Thierry Bernard, who resigned from the Board of Directors on January 2, 2024, was independent. In making such independence determination, the Board of Directors considered the relationships that each such non-employee director has with us and all other facts and circumstances that the Board of Directors deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director. In considering the independence of the directors listed above, our Board of Directors considered the association of our directors with the holders of more than 5% of our common stock. There are no family relationships among any of our directors or executive officers.

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

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed for professional audit services and other services rendered to us by BDO USA, P.C. (“BDO”), our independent registered public accounting firm, and its affiliates for the fiscal years ended December 31, 2023 and 2022.

	Fiscal 2023	Fiscal 2022
Audit Fees	$975,143	$793,692
Tax Fees	69,430	58,000
Total	$1,044,573	$851,692

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

Audit Committee Pre-Approval of Audit and Non-Audit Services

The Audit Committee has adopted a policy (the “Pre-Approval Policy”) that sets forth the procedures and conditions pursuant to which audit and non-audit services proposed to be performed by the independent auditor may be pre-approved. The Pre-Approval Policy generally provides that we will not engage BDO USA, P.C. to render any audit, audit-related, tax or permissible non-audit service unless the service is either (i) explicitly approved by the Audit Committee (“specific pre-approval”) or (ii) entered into pursuant to the pre-approval policies and procedures described in the Pre-Approval Policy (“general pre-approval”). Unless a type of service to be provided by BDO USA, P.C. has received general pre-approval under the Pre-Approval Policy, it requires specific pre-approval by the Audit Committee or by a designated member of the Audit Committee to whom the committee has delegated the authority to grant pre-approvals. Any proposed services exceeding pre-approved cost levels or budgeted amounts will also require specific pre-approval. For both types of pre-approval, the Audit Committee will consider whether such services are consistent with the SEC's rules on auditor independence. The Audit Committee will also consider whether the independent auditor is best positioned to provide the most effective and efficient service, for reasons such as its familiarity with the Company's business, people, culture, accounting systems, risk profile and other factors, and whether the service might enhance the Company's ability to manage or control risk or improve audit quality. All such factors will be considered as a whole, and no one factor should necessarily be determinative. The Audit Committee periodically reviews and generally pre-approves any services (and related fee levels or budgeted amounts) that may be provided by BDO USA, P.C. without first obtaining specific pre-approvals from the Audit Committee or the Chair of the Audit Committee. The Audit Committee may revise the list of general pre-approved services from time to time, based on subsequent determinations.

All BDO services and fees in the fiscal years ended December 31, 2023 and 2022 were pre-approved by the audit committee.

Item 15. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

a. Documents filed as part of this Annual Report.

1.
The following financial statements of T2 Biosystems, Inc. and Report of Independent Registered Public Accounting Firm, are included in this report:

Report of BDO USA P.C., Independent Registered Public Accounting Firm (BDO USA, P.C.; Boston, Massachusetts; PCAOB ID# 243)

Consolidated Balance Sheets as of December 31, 2023 and 2022

Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2023 and 2022

Consolidated Statements of Series A Redeemable Convertible Preferred Stock and Stockholders’ Deficit for the years ended December 31, 2023 and 2022

Consolidated Statements of Cash Flows for the years ended December 31, 2023 and 2022

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

3.2

Certificate of Amendment of Restated Certificate of Incorporation of the Company dated July 23, 2021 (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K (File No. 001-36571) filed on July 23, 2021)

3.3

Certificate of Amendment of Restated Certificate of Incorporation of the Company dated October 12, 2022 (incorporated by reference to Exhibit 3.1 of the Company's Form 8-K (File No. 001-36571) filed on October 12, 2022)

3.4

Certificate of Amendment of Restated Certificate of Incorporation of the Company dated October 12, 2023 (incorporated by reference to Exhibit 3.1 of the Company's Form 8-K (File No. 001-36571) filed on October 12, 2023)

3.5

Certificate of Designation of Preferences, Rights and Limitations of Series A Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K (File No. 001-36571) filed on July 6, 2023)

3.6

Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K (File No. 001-36571) filed on July 6, 2023)

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

10.7		2014 Employee Stock Purchase Plan, as amended and restated (incorporated by reference to Exhibit 10.4 of the Company’s Form 10-Q (File No. 001-36571) filed on November 15, 2023)

10.8	†

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

10.39	#

Employment Agreement, dated as of January 8, 2020, by and between the Company and John Sperzel (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (File No. 001-36571) filed on January 9, 2020)

10.40

Sixth Amendment to Lease by and between the Company and LS King Hartwell Innovation Campus LLC, dated as of October 19, 2020 (incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q (File No. 001-36571) filed on November 5, 2020)

10.41

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

10.43	†

Amendment No. 6 to Term Loan Agreement, dated January 25, 2021, between T2 Biosystems, Inc. and CRG Servicing LLC (incorporated by reference to Exhibit 10.63 of the Company’s Form 10-K (File No. 001-36571) filed on March 31, 2021)

10.44		T2 Biosystems, Inc. 2014 Incentive Award Plan, as amended and restated (incorporated by reference to Exhibit 10.3 of the Company’s Form 10-Q (File No. 001-36571) filed on November 15, 2023)

10.45	#

T2 Biosystems, Inc. Inducement Award Plan (as amended and restated, effective February 16, 2023) and form of option agreement, restricted stock agreement, and restricted stock unit agreement thereunder (incorporated by reference to Exhibit 10.51 of the Company’s Form 10-K (File No. 001-36571) filed on March 31, 2023)

10.46	#

Employment Offer Letter, dated as of November 2, 2021, by and between the Company and Brett Giffin (incorporated by reference to Exhibit 10.52 of the Company’s Form 10-K (File No. 001-36571) filed on March 31, 2023)

10.47	#

Change of Control Severance Agreement, dated March 21, 2022 by and between the Company and John Sprague (incorporated by reference to Exhibit 10.53 of the Company’s Form 10-K (File No. 001-36571) filed on March 31, 2023)

10.48	#

Change of Control Severance Agreement, dated March 21, 2022 by and between the Company and Michael Gibbs (incorporated by reference to Exhibit 10.54 of the Company’s Form 10-K (File No. 001-36571) filed on March 31, 2023)

10.49	#

Change of Control Severance Agreement, dated March 21, 2022 by and between the Company and Brett Giffin (incorporated by reference to Exhibit 10.55 of the Company’s Form 10-K (File No. 001-36571) filed on March 31, 2023)

10.50

Amendment No. 7 to Term Loan Agreement, dated February 15, 2022, between T2 Biosystems, Inc. and CRG Servicing LLC (incorporated by reference to Exhibit 10.56 of the Company’s Form 10-K (File No. 001-36571) filed on March 31, 2023)

10.51	†

Amendment No. 8 to Term Loan Agreement, dated November 10, 2022, between T2 Biosystems, Inc. and CRG Servicing LLC (incorporated by reference to Exhibit 10.5 of the Company's Form 10-Q (File No. 001-36571) filed on November 14, 2022)

10.52

Amendment No. 6 to Commercial Lease between Columbus Day Realty, Inc. and T2 Biosystems, Inc. dated September 26, 2022 (incorporated by reference to Exhibit 10.64 of the Company’s Form 10-K (File No. 001-36571) filed on March 31, 2023)

10.53

Waiver, dated January 23, 2023 to that certain Term Loan Agreement, dated as of December 30, 2016, by and among the Company, CRG Servicing LLC, as administrative agent and collateral agent incorporated by reference to Exhibit 10.66 of the Company’s Form 10-K (File No. 001-36571) filed on March 31, 2023)

10.54		Waiver and Consent to Term Loan Agreement with CRG Servicing LLC, dated May 19, 2023 (incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q (File No. 001-36571) filed on May 22, 2023)

10.55

Amendment No. 9 to Term Loan Agreement, dated October 18, 2023, between T2 Biosystems, Inc. and CRG Servicing LLC (incorporated by reference to Exhibit 10.5 of the Company’s Form 10-Q (File No. 001-36571) filed on November 15, 2023)

10.56

Purchase Agreement, dated July 5, 2023, by and between the Company and the Purchasers party thereto (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (File No. 001-36571) filed on November 15, 2023) filed on July 6, 2023

10.57

Securities Purchase Agreement, dated July 3, 2023, by and between the Company and the Lenders party thereto (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K (File No. 001-36571) filed on November 15, 2023) filed on July 6, 2023

10.58

Securities Purchase Agreement, dated February 15, 2024 by and between the Company and the Lenders party thereto (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (File No. 001-36571) filed on February 15, 2024)

10.59

Equity Distribution Agreement, dated as of March 31, 2021, by and between T2 Biosystems, Inc. and Canaccord Genuity LLC. (incorporated by reference to Exhibit 1.2 to the Company’s Registration Statement on Form S-3 (File No. 333-197193) filed on March 31, 2021)

10.60	#*	Letter Agreement, dated March 31, 2024, by and between T2 Biosystems, Inc. and John Sprague

10.61	#*	Letter Agreement, dated March 31, 2024, by and between T2 Biosystems, Inc. and Michael Gibbs

21.1	*	Subsidiaries of the Registrant.

23.1	*	Consent of BDO USA, P.C., Independent Registered Public Accounting Firm

31.1	*	Certification of principal executive officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	*	Certification of principal financial officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	**	Certification of the principal executive officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. section 1350.

32.2	**	Certification of the principal financial officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. section 1350.

97.1	#*	T2 Biosystems, Inc. Clawback Policy

101.INS	*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	*	Inline XBRL Taxonomy Extension Schema Document

101.CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Furnished herewith.

# Indicates management contract or compensatory plan.

† Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 406 under the Securities Act of 1933, or the Securities Act.

Item 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 1, 2024.

T2 BIOSYSTEMS, INC.

By:	/S/ John SPERZEL
Name:	John Sperzel
Title:	President, Chief Executive Officer and Director
(principal executive officer)

April 1, 2024

By:	/s/ JOHN M. SPRAGUE
Name:	John M. Sprague
Title:	Chief Financial Officer
(principal financial officer and principal
accounting officer)

April 1, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/ S / JOHN SPERZEL	President, Chief Executive Officer and Director (principal executive officer)	April 1, 2024
John Sperzel

/ s / JOHN M. SPRAGUE	Chief Financial Officer (principal accounting officer)	April 1, 2024
John M. Sprague

/ S / LAURA ADAMS	Director	April 1, 2024
Laura Adams

/ S / DR. NINFA M. SAUNDERS	Director	April 1, 2024
Dr. Ninfa M. Saunders

/ S / ROBIN TOFT	Director	April 1, 2024
Robin Toft

/ S / JOHN W. CUMMING	Director	April 1, 2024
John W. Cumming

/ S / DAVID B. ELSBREE	Director	April 1, 2024
David B. Elsbree

/ S / SEYMOUR LIEBMAN	Director	April 1, 2024
Seymour Liebman