Form 10-Q
period 2024-03-31
T2 Biosystems, Inc.
filed 2024-05-06
CIK 1492674

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 2, 2024, the registrant had 8,792,950 shares of common stock outstanding.

T2 BIOSYSTEMS, INC.

i

PART I.

FINANCIAL INFORMATION

Item 1. Financial Statements

T2 BIOSYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$6,208	$15,689
Accounts receivable, net	1,588	1,420
Inventories	4,670	4,819
Prepaid expenses and other current assets	3,094	3,261
Total current assets	15,560	25,189
Property and equipment, net	1,611	1,658
Operating lease right-of-use assets	7,031	7,395
Restricted cash	551	551
Other assets	2	4
Total assets	$24,755	$34,797
Liabilities and stockholders’ deficit
Current liabilities:
Notes payable to related party	$41,666	$41,284
Accounts payable	1,887	1,527
Accrued expenses and other current liabilities	4,231	4,905
Accrued final payment fee on Term Loan with related party	4,767	4,807
Operating lease liability	1,651	1,616
Derivative liability related to Term Loan with related party	1,662	1,554
Warrant liabilities	207	235
Deferred revenue	185	224
Total current liabilities	56,256	56,152
Operating lease liabilities, net of current portion	6,180	6,598
Deferred revenue, net of current portion	92	83
Total liabilities	62,528	62,833
Commitments and contingencies (see Note 14)

Stockholders’ deficit
Preferred stock, $0.001 par value; 10,000,000 shares authorized: Series B Convertible Preferred Stock, 10,875 shares designated on March 31, 2024, 10,875 and 93,297 shares issued and outstanding to related party on March 31, 2024 and December 31, 2023, respectively	—	—
Common stock, $0.001 par value; 400,000,000 shares authorized; 5,512,332 and 4,058,381 shares issued and outstanding on March 31, 2024 and December 31, 2023, respectively	6	4
Additional paid-in capital	560,051	556,256
Accumulated deficit	(597,830)	(584,296)
Total stockholders’ deficit	(37,773)	(28,036)
Total liabilities and stockholders’ deficit	$24,755	$34,797

See accompanying notes to condensed consolidated financial statements.

T2 BIOSYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Revenue:
Product revenue	$2,061	$1,655
Contribution revenue	—	423
Total revenue	2,061	2,078
Costs and expenses:
Cost of product revenue	4,202	3,995
Research and development	3,721	4,471
Selling, general and administrative	6,738	7,299
Total costs and expenses	14,661	15,765
Loss from operations	(12,600)	(13,687)
Other income (expense):
Interest expense to related party	(1,179)	(1,522)
Change in fair value of derivative related to Term Loan with related party	(108)	(770)
Change in fair value of warrant liabilities	28	(1,304)
Other, net	325	(682)
Total other income (expense)	(934)	(4,278)
Net loss	$(13,534)	$(17,965)
Net loss per share — basic and diluted	$(2.66)	$(131.77)
Weighted-average number of common shares used in computing net loss per share — basic and diluted	5,094,809	136,333

Other comprehensive loss:
Net loss	$(13,534)	$(17,965)
Total other comprehensive income, net of taxes	—	—
Comprehensive loss	$(13,534)	$(17,965)

See accompanying notes to condensed consolidated financial statements.

T2 BIOSYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(In thousands, except share data)

(Unaudited)

	Series B Convertible		Common		Additional		Accumulated Other	Total
	Preferred Stock		Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Deficit
Balance on December 31, 2022	—	$—	77,165	$—	$494,564	$(534,219)	$—	$(39,655)
Stock-based compensation expense	—	—	—	—	1,833	—	—	1,833
Issuance of common stock from vesting of restricted stock, exercise of stock options and employee stock purchase plan	—	—	643	—	—	—	—	—
Issuance of common stock from secondary offering, net	—	—	6,528	—	930	—	—	930
Issuance of common stock and Pre-Funded Warrant from public offering, net	—	—	90,173	—	4,031	—	—	4,031
Issuance of common stock upon Common Stock Warrant cashless exercises	—	—	11,718	—	938	—	—	938
Issuance of common stock upon Pre-Funded Warrant exercises	—	—	17,406	—	2	—	—	2
Net loss	—	—	—	—	—	(17,965)	—	(17,965)
Balance on March 31, 2023	—	$—	203,633	$—	$502,298	$(552,184)	$—	$(49,886)

	Series B Convertible		Common		Additional		Accumulated Other	Total
	Preferred Stock		Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Deficit
Balance on December 31, 2023	93,297	$—	4,058,381	$4	$556,256	$(584,296)	$—	$(28,036)
Stock-based compensation expense	—	—	—	—	1,595	—	—	1,595
Issuance of common stock from vesting of restricted stock, exercise of stock options and employee stock purchase plan	—	—	1,549	—	—	—	—	—
Surrender of shares for tax withholding	—	—	(288)	—	(1)	—	—	(1)
Issuance of common stock from secondary offering, net	—	—	628,470	1	2,202	—	—	2,203
Conversion of Series B Convertible Preferred Stock into common stock by related party	(82,422)	—	824,220	1	(1)	—	—	—
Net loss	—	—	—	—	—	(13,534)	—	(13,534)
Balance on March 31, 2024	10,875	$—	5,512,332	$6	$560,051	$(597,830)	$—	$(37,773)

See accompanying notes to condensed consolidated financial statements.

T2 BIOSYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities
Net loss	$(13,534)	$(17,965)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	64	256
Non-cash lease expense	364	321
Stock-based compensation expense	1,595	1,833
Change in fair value of derivative related to Term Loan with related party	108	770
Change in fair value of warrant liabilities	(28)	1,304
Issuance costs related to Common Stock Warrants	—	682
Loss on disposal of property and equipment	—	3
Non-cash interest expense to related party	341	526
Changes in operating assets and liabilities:
Accounts receivable	(168)	840
Prepaid expenses and other assets	156	138
Inventories	149	(949)
Accounts payable	358	1,833
Accrued expenses and other liabilities	(675)	(2,211)
Deferred revenue	(30)	(1)
Operating lease liabilities	(383)	(320)
Net cash used in operating activities	(11,683)	(12,940)
Cash flows from investing activities
Purchases and manufacture of property and equipment	—	(120)
Net cash used in investing activities	—	(120)
Cash flows from financing activities
Payment of employee restricted stock tax withholdings	(1)	—
Proceeds from public offering, net of issuance costs		10,918
Proceeds from secondary offering, net of issuance costs	2,203	930
Net cash provided by financing activities	2,202	11,848
Net change in cash, cash equivalents and restricted cash	(9,481)	(1,212)
Cash, cash equivalents and restricted cash at beginning of period	16,240	11,880
Cash, cash equivalents and restricted cash at end of period	$6,759	$10,668

	Three Months Ended March 31,
	2024	2023
Reconciliation of cash, cash equivalents and restricted cash at end of period
Cash and cash equivalents	$6,208	$10,117
Restricted cash	551	551
Total cash, cash equivalents and restricted cash	$6,759	$10,668

	Three Months Ended March 31,
	2024	2023
Supplemental disclosures of cash flow information
Cash paid for interest to related party	$839	$1,009
Supplemental disclosures of noncash activities
Transfer of T2 owned instruments and components from inventory	$—	$(298)
Cashless exercise of Common Stock Warrants	$—	$(938)
Purchases of property and equipment included in accounts payable and accrued expenses	$4	$136

See accompanying notes to condensed consolidated financial statements.

T2 BIOSYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Nature of Business

T2 Biosystems, Inc. and its subsidiary (the “Company,” “we,” or “T2”) have operations based in Lexington, Massachusetts. T2 Biosystems, Inc. was incorporated on April 27, 2006 as a Delaware corporation. The Company is an in vitro diagnostics company that has developed an innovative and proprietary technology platform that offers a rapid, sensitive and simple alternative to existing diagnostic methodologies. The Company has developed a broad set of applications aimed at lowering mortality rates, improving patient outcomes and reducing the cost of healthcare by helping medical professionals make targeted treatment decisions earlier. The Company’s technology enables rapid detection of pathogens, biomarkers and other abnormalities in a variety of unpurified patient sample types, including whole blood, plasma, serum, saliva, sputum, cerebral spinal fluid and urine, and can detect cellular targets at limits of detection as low as one colony forming unit per milliliter (“CFU/mL”). We are currently targeting a range of critically underserved healthcare conditions, focusing initially on those for which a rapid diagnosis will serve an important dual role – saving lives and reducing costs. The Company’s current development efforts primarily target sepsis, bioterrorism and Lyme disease, which are areas of significant unmet medical need in which existing therapies could be more effective with improved diagnostics.

Liquidity and Going Concern

On March 31, 2024, the Company had cash, cash equivalents, and restricted cash of $6.8 million, an accumulated deficit of $597.8 million, stockholders’ deficit of $37.8 million, and has experienced cash outflows from operating activities since its inception. The future success of the Company is dependent on its ability to successfully commercialize its products, obtain regulatory clearance for and successfully launch its future product candidates, obtain additional capital and ultimately attain profitable operations. Historically, the Company has funded its operations primarily through public equity and private debt financings, including the Company's August 2014 initial public offering, the December 2015 public offering, the September 2016 private investment in public equity (“PIPE”) financing, the September 2017 public offering, the June 2018 public offering, the July 2019 establishment of an equity distribution agreement and equity purchase agreement, the March 2021 establishment of an Equity Distribution Agreement (Note 9), the February 2023 public offering (Note 8), private placements of redeemable convertible preferred stock and through debt financing arrangements.

The Company believes its cash position is insufficient to fund future operations without financings by the first half of 2024, which may include public or private equity or debt financings. These financings may not be successful, however, or on terms favorable to the Company or its stockholders, which would have a negative impact on the Company’s business, results of operations, financial condition and the Company’s ability to develop and commercialize its products and ultimately operate as a going concern.

The Company is subject to a number of risks similar to other early commercial stage life science companies, including, but not limited to commercially launching the Company’s products, development and market acceptance of the Company’s product candidates, development by its competitors of new technological innovations, protection of proprietary technology, and raising additional capital.

In September 2023, the Company’s milestone-based product development contract with the Biomedical Advanced Research and Development Authority (“BARDA”) (Note 12) expired, which may impact the Company’s ability to continue to fund the development of its next-generation products.

The Company’s T2Dx Instrument and T2Candida, T2Bacteria, and the T2Biothreat Panels are authorized for use in the United States by the U.S. Food and Drug Administration (“FDA”).

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

The Company believes that its cash, cash equivalents, and restricted cash of $6.8 million on March 31, 2024 will not be sufficient to fund its current operating plan for at least one year from issuance of these financial statements, as certain elements of its operating plan cannot be considered probable. Absent any reductions in current operating expenses, the Company believes it will require additional financing during the first half of 2024, which may include public or private equity or debt financings. Under ASC 205-40, the future receipt of potential funding from co-development partners and other resources cannot be considered probable at this time because none of the plans are entirely within the Company’s control.

The Company's Term Loan Agreement (the “Term Loan Agreement”) with certain entities managed by CR Group L.P., a Delaware limited partnership (each entity, a “CRG entity” and collectively, “CRG”) (Note 6) has a minimum liquidity covenant, which initially required the Company to maintain a minimum cash balance of $5.0 million. In May 2023, CRG reduced the minimum liquidity covenant under the Term Loan Agreement from $5.0 million to $500,000 until December 31, 2023. In July 2023, the Company also converted $10.0 million of the outstanding debt with CRG to equity. In October 2023, the Term Loan Agreement was amended to extend both the interest-only period and the maturity date by one year from December 30, 2024 to December 31, 2025, and permanently reduce the minimum liquidity covenant from $5.0 million to $500,000. There can be no assurances that the Company will continue to be in compliance with the cash covenant in future periods without additional funding.

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

On November 20, 2023, the Company received written notice from Nasdaq informing the Company that it no longer satisfied the MVLS Rule. In accordance with the terms of the Mandatory Panel Monitor, the Company was not granted a grace period but rather issued a delist determination, which will be stayed if the Company exercises its right to appeal by requesting a hearing and paying a non-refundable $20,000 fee. The Company paid the $20,000 applicable fee and requested a new hearing, which will stay any further action by Nasdaq at least pending the issuance of its decision and the expiration of any extension that may be granted to the Company as a result of the hearing. The Company’s common stock will remain listed and eligible to trade on Nasdaq pending the outcome of the hearing. On February 15, 2024, the Company appealed to the Nasdaq Hearings Panel for an extension to the time period in which to regain compliance with the MVLS Rule. On March 11, 2024, the Company received notice from the Nasdaq Hearings Panel that it had granted the Company’s request for continued listing on Nasdaq, subject to the Company demonstrating compliance with Nasdaq’s MVLS Rule on or before May 20, 2024.

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

Unaudited Interim Financial Information

Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

The accompanying interim condensed consolidated balance sheet as of March 31, 2024, the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2024 and 2023, the condensed consolidated statements of stockholders’ deficit for the three months ended March 31, 2024 and 2023, the condensed consolidated statements of cash flows for the three months ended March 31, 2024 and 2023 and the related financial data and other information disclosed in these notes are unaudited. The unaudited interim financial statements have been prepared on the same basis as the audited annual financial statements, and, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of March 31, 2024, and the results of its operations for the three months ended March 31, 2024 and 2023 and its cash flows for the three months ended March 31, 2024 and 2023. The results for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024, any other interim periods, or any future year or period.

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

Geographic Information

The Company sells its products domestically and internationally. Total international sales were approximately $1.0 million, or 49% of total revenue, and $0.8 million, or 36% of total revenue, for the three months ended March 31, 2024 and 2023, respectively.

International sales to Italy were approximately $0.4 million, or 20% of total revenue, and $0.4 million, or 19% of total revenue, for the three months ended March 31, 2024 and 2023, respectively. International sales to Austria were approximately $0.3 million, or 14% of total revenue, and $0.2 million, or 7% of total revenue, for the three months ended March 31, 2024 and 2023, respectively.

The following table shows customers that represent greater than 10% of total revenue for the period presented:

	Three Months Ended March 31,
	2024	2023
Entity A	—%	20%
Customer A	20%	19%
Customer B	14%	—%

Entity A is a U.S. government entity (BARDA). Customers A and B are international distributors.

The following table shows customers that represent greater than 10% of the accounts receivable balance for the period presented:

	March 31, 2024	December 31, 2023
Customer A	22%	—%
Customer B	10%	—%
Customer C	—%	13%
Customer D	—%	16%

Customers A and B are international distributors. Customer C is a U.S. healthcare system comprised of multiple hospitals. Customer D is a clinical laboratory company.

As of March 31, 2024 and December 31, 2023, the Company had outstanding receivables of $0.9 million and $0.3 million, respectively, from customers located outside of the U.S.

Net Loss Per Share

As discussed in Note 7, the Company issued 93,297 shares of Series B Convertible Preferred Stock on July 3, 2023. As of March 31, 2024, 10,875 shares of Series B Convertible Preferred Stock remain issued and outstanding. The Company has reviewed the terms of the Series B Convertible Preferred Stock and noted that such stock has no preferential rights and that the liquidation preference for the Series B Convertible Preferred Stock would be on parity with that of the Company’s common shares. Because the Series B Convertible Preferred Stock has the same level of subordination and, in substance, the same characteristics as the Company’s common shares, the Company included the Series B Convertible Preferred Stock, on an if-converted basis of 108,750 shares, in the basic and diluted net loss per share attributable to common stockholders calculation.

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

The Company has identified a derivative liability related to its Term Loan Agreement with CRG that is classified as a current liability on the condensed consolidated balance sheets to match the classification of the related Term Loan Agreement. Changes in fair value are recognized in change in fair value of derivative related to Term Loan in the period of change in the condensed consolidated statements of operations and comprehensive loss. See Note 6.

The Company does not designate its derivative instruments as hedging instruments.

Guarantees

As permitted under Delaware law, the Company indemnifies its officers and directors for certain events or occurrences while each such officer or director is, or was, serving at the Company’s request in such a capacity. The term of the indemnification is the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make is unlimited; however, the Company has directors’ and officers’ liability insurance coverage that limits its exposure and enables the Company to recover a portion of any future amounts paid.

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

As of March 31, 2024 and December 31, 2023, the Company had not experienced any material losses related to these indemnification obligations, and no material claims with respect thereto were outstanding. The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related reserves were established.

Leases

Lessee

Pursuant to ASC Topic 842, Leases (“ASC 842”), at the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present. Leases with a term greater than one year are recognized on the balance sheet as right-of-use assets, lease liabilities and long-term lease liabilities. The Company has elected not to recognize on the balance sheet leases with terms of one year or less. The exercise of lease renewal options is at the Company’s discretion and the periods subject to renewal options are not included in the measurement of the Company’s right-of-use assets and lease liabilities as the renewal options are not reasonably certain of exercise. The Company will continue to evaluate the renewal options and when they are reasonably certain of exercise, the Company will include the renewal period in its lease term. Operating lease liabilities and their corresponding right-of-use assets are recorded based on the present value of lease payments over the expected remaining lease term. However, certain adjustments to the right-of-use asset may be required for items such as prepaid or accrued lease payments. The interest rate implicit in lease contracts is typically not readily determinable. As a result, the Company utilizes its incremental borrowing rates, which are the rates incurred to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment.

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

Generally, lease arrangements include both lease and non-lease components. The lease component relates to the customer’s right-to-use the T2-owned instrument over the lease term. The non-lease components relate to (1) consumables and (2) maintenance services. Because the timing and pattern of transfer for the operating lease component, the T2-owned instrument, and maintenance components of a reagent rental agreement are recognized over the same time period and in the same pattern, the Company elected the practical expedient to aggregate non-lease components with the associated lease component and account for the combined component as an operating lease for all instrument leases. In the evaluation of whether the lease component (T2-owned instrument) or the non-lease component associated with the lease component (maintenance) is the predominant component, the Company determined that the lease component is predominant as we believe the customer would ascribe more value to the use of the T2-owned instrument than that of the maintenance services. The T2-owned instrument lease and maintenance service performance obligations are classified as a single category of instrument rental revenue within product revenue in the condensed consolidated statements of operations and comprehensive loss (see disaggregated revenue table below in Revenue Recognition section). The consumables non-lease component does not meet the requirements to elect the practical expedient because of its point-in-time pattern of transfer (versus over time for the combined lease component) and therefore must apply ASC Topic 606, Revenue from Contracts with Customers, as described below in the Revenue Recognition section.

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

The BARDA contract expired in September 2023.

Disaggregation of Revenue

The Company disaggregates revenue from contracts with customers by type of products and services, as it best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. The following table disaggregates our revenue by major source (in thousands):

	Three Months Ended March 31,
	2024	2023
Product revenue
Instruments	464	322
Consumables	1,405	1,177
Instrument rentals	63	55
Service	129	101
Total product revenue	2,061	1,655
Contribution revenue	—	423
Total revenue	$2,061	$2,078

Remaining Performance Obligations

Under ASC 606, the Company is required to disclose the aggregate amount of the transaction price that is allocated to unsatisfied or partially satisfied performance obligations as of March 31, 2024. However, the guidance provides certain practical expedients that limit this requirement, and therefore, the Company has elected to not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less. The nature of the excluded unsatisfied performance obligations pursuant to the practical expedient include consumable shipments, service contracts, warranties and installation services that will be performed within one year. The amount of the transaction price that is allocated to unsatisfied or partially satisfied performance obligations, that has not yet been recognized as revenue and that does not meet the elected practical expedient is $0.2 million as of March 31, 2024. The Company expects to recognize 61% of this amount as revenue within one year and the remainder within three years.

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

Contract Assets and Liabilities

The Company's contract assets represent revenue recognized for performance obligations in advance of invoicing at the contract level based on the transaction price allocated to the respective performance obligations. The opening and closing balances of the Company's contract assets were $0.1 million and $0.1 million for the three months ended March 31, 2024, respectively, and $0.1 million and $0.2 million for the three months ended March 31, 2023, respectively.

The Company’s contract liabilities consist of upfront payments for maintenance services on instrument sales. Contract liabilities are classified in deferred revenue as current or non-current based on the timing of when revenue is expected to be recognized. The opening and closing balances of the Company's contract liabilities were $0.3 million and $0.3 million for the three months ended March 31, 2024, respectively, and $0.2 million and $0.2 million for the three months ended March 31, 2023, respectively. Revenue recognized during the three months ended March 31, 2024 relating to contract liabilities on December 31, 2023 was $0.1 million and related to straight-line revenue recognition associated with maintenance agreements.

Accounts Receivable, Net

The opening and closing balances of the Company's accounts receivable, net were $1.4 million and $1.6 million for the three months ended March 31, 2024, respectively, and $2.2 million and $1.3 million for the three months ended March 31, 2023, respectively.

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

3. Fair Value Measurements

The Company measures the following financial assets at fair value on a recurring basis. There were no transfers between levels of the fair value hierarchy during any of the periods presented. The following tables set forth the Company’s financial assets and liabilities carried at fair value categorized using the lowest level of input applicable to each financial instrument as of March 31, 2024 and December 31, 2023 (in thousands):

	Balance at March 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$3,750	$3,750	$—	$—
	$3,750	$3,750	$—	$—
Liabilities:
Warrant liabilities	$207	$—	$207	$—
Derivative liability related to Term Loan with related party	1,662	—	—	1,662
	$1,869	$—	$207	$1,662

	Balance at December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$8,500	$8,500	$—	$—
	$8,500	$8,500	$—	$—
Liabilities:
Warrant liabilities	$235	$—	$235	$—
Derivative liability related to Term Loan with related party	1,554	—	—	1,554
	$1,789	$—	$235	$1,554

The Company’s cash equivalents are comprised of money market funds and money market accounts as of March 31, 2024 and December 31, 2023. The Company also maintains money market accounts classified as restricted cash, which are Level 1 assets, for $0.6 million on both March 31, 2024 and December 31, 2023 (Note 4).

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

The estimated fair value of the Series A Warrant on March 31, 2024 was determined using the following assumptions:

Risk-free interest rate	4.32%
Expected dividend yield	0.00%
Expected volatility	144.00%
Expected term	3.88

The Company estimated the fair value of the Common Stock Warrant issued in February of 2023 (the “Common Stock Warrant”) (Note 8) using both the Black-Scholes Model and Monte Carlo simulation methods to model different potential settlement outcomes. These models use multiple inputs including the Company’s stock price, the exercise price of the warrant, volatility of the Company’s stock price, the risk-free interest rate and the expected term of the warrant. Such inputs may vary depending on the model applied and the underlying scenario assumptions. Key inputs included the warrant exercise price of $108.00 per share, a risk-free interest rate of 4.32%, expected volatility ranging from 90% to 219%, an expected dividend yield of 0.00%, a stock price of $3.63 (adjusted to reflect volume weighting) and an expected term ranging from zero years to 3.88 years, depending on the simulation.

The following table provides a roll-forward of the fair value of the Common Stock Warrants (in thousands):

Balance on December 31, 2023	$233
Change in fair value	(27)
Balance on March 31, 2024	$206

The Company has a single compound derivative instrument related to its Term Loan Agreement (Note 6) that requires the Company to pay additional interest of 4% per annum upon an event of default or if any obligation other than the unpaid principal amount of the Term Loan is not paid when due. Fair value is determined quarterly. The fair value of the derivative on March 31, 2024 and December 31, 2023 is $1.7 million and $1.6 million, respectively, and is classified as a current liability on the condensed consolidated balance sheets to match the classification of the related Term Loan Agreement (Note 6).

The estimated fair value of the derivative on March 31, 2024 was determined using a probability-weighted discounted cash flow model that includes contingent interest payments under the following scenarios:

Probability
4% contingent interest beginning in Q2 2024	50%

Changes in assumptions regarding the probability of the 4% contingent interest feature being triggered and the timing of such a triggering event could significantly affect the estimated fair value of this derivative liability.

The following table provides a roll-forward of the fair value of the derivative liability (in thousands):

Balance on December 31, 2023	$1,554
Change in fair value of derivative related to Term Loan with related party	108
Balance on March 31, 2024	$1,662

The Company is required to disclose the fair value and the level within the fair value hierarchy for financial instruments that are not measured at fair value on a recurring basis. For certain financial instruments, including accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses, the carrying amounts approximate their fair values as of March 31, 2024 and December 31, 2023 because of their short-term nature. Cash and cash equivalents were classified as Level 1 and all other financial instruments were classified as Level 2 within the fair value hierarchy. The Company used Level 3 inputs to measure the fair value of its Term Loan Agreement. Based on these measurements, the Company concluded that the carrying value of the Term Loan Agreement approximates its fair value on March 31, 2024.

4. Restricted Cash

The Company is required to maintain security deposits for its office lease agreements. On both March 31, 2024 and December 31, 2023, the Company had lease security deposits, invested in money market accounts, aggregating $0.6 million. In January 2023, one of the Company's deposits of $1.0 million was claimed by a landlord as compensation for a lease dispute (Note 14). The remaining collateral deposits aggregating $0.6 million were held at Silicon Valley Bank, which was taken over by the FDIC in March 2023. The Company’s full exposure was ultimately covered by the FDIC and no loss was incurred.

5. Supplemental Balance Sheet Information

Inventories

Inventories are stated at the lower of cost or net realizable value on a first-in, first-out basis and are comprised of the following (in thousands):

	March 31, 2024	December 31, 2023
Raw materials	$2,208	$1,881
Work-in-process	1,725	1,441
Finished goods	737	1,497
Total inventories	$4,670	$4,819

Property and Equipment, net

Property and equipment, net consists of the following (in thousands):

	March 31, 2024	December 31, 2023
Office and computer equipment	$710	$710
Software	778	778
Laboratory equipment	5,094	5,104
Furniture	198	198
Manufacturing equipment	1,127	1,109
Manufacturing tooling and molds	371	371
T2-owned instruments and components	3,709	3,549
Leased T2-owned instruments	899	1,059
Leasehold improvements	3,608	3,608
Construction in progress	21	23
	16,515	16,509
Less accumulated depreciation and amortization	(14,904)	(14,851)
Property and equipment, net	$1,611	$1,658

Construction in progress is primarily comprised of equipment that has not been placed in service. T2-owned instruments and components is primarily comprised of instruments that will be used for internal research and development, clinical studies and reagent rental agreement with customers. Depreciation expense, a component of cost of product revenue, from instruments under the T2-owned reagent rental pool was $0.1 million for the three months ended March 31, 2024 and immaterial for the three months ended March 31, 2023.

Total depreciation expense for T2-owned instruments used for internal research and development and clinical studies is recorded as a component of research and development expense. Depreciation and amortization expense of $0.1 million and $0.3 million was charged to operations for the three months ended March 31, 2024 and 2023, respectively.

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	March 31, 2024	December 31, 2023
Accrued payroll and compensation	$1,760	$2,705
Accrued clinical trial and development expenses	529	285
Accrued professional services	496	554
Accrued interest	838	839
Other accrued expenses	608	522
Total accrued expenses and other current liabilities	$4,231	$4,905

6. Notes Payable

Term Loan Agreement

In December 2016, the Company entered into the Term Loan Agreement with CRG. The Company initially borrowed $40.0 million under the Term Loan Agreement and had the ability to borrow an additional $10.0 million upon receiving specified clearance for the marketing of T2Bacteria by April 30, 2018 (the “Approval Milestone”). The Company agreed to pay (1) a financing fee based on the amount of principal drawn and (2) a final payment fee based on the principal outstanding upon repayment. The debt discount related to the financing fee and the fees paid to CRG are being amortized over the loan term as interest expense. Interest expense for the debt discount was less than $0.1 million for both the three months ended March 31, 2024 and 2023. The final payment fee is accrued as interest expense and is classified consistent with the classification of the Term Loan. The effective interest rate of the Term Loan was 10.2% as of March 31, 2024.

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

Amendments

The Term Loan Agreement has been amended nine times as of March 31, 2024. As a result of those amendments, certain terms of the Term Loan have been revised as follows:

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

The warrants to purchase 218 shares of the Company’s common stock remain outstanding on March 31, 2024. There were no covenant violations during the three months ended March 31, 2024.

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

Securities Purchase Agreement

On February 15, 2024, the Company entered into a Securities Purchase Agreement with CRG and affiliated entities pursuant to which the Company will issue (i) shares of the Company’s common stock and (ii) to the extent that the issuance of the shares common stock results in CRG beneficially owning greater than 49.99% of the Company’s outstanding shares of common stock (or in the case of one of the affiliated entities, greater than 9.99% of the Company’s outstanding shares of common stock, determined without regard to any convertible securities held by CRG or affiliated entities), shares of newly designated convertible preferred stock, par value $0.001 per share, at a price per share of the lower of (a) the closing price for the Company’s common stock on Nasdaq on the date immediately prior to the closing of the transaction and (b) the average closing price over the five business days prior to the closing of the transaction, in exchange for CRG surrendering for cancellation $15.0 million of outstanding borrowing under the Term Loan Agreement. The closing of the transaction was conditioned on the approval of the Company’s stockholders at a stockholder meeting held on April 11, 2024 and was expected to occur within 10 business days following the approval of the Company’s stockholders.

On April 11, 2024, the Company's stockholders voted for the approval of the conversion of $15.0 million of its Term Loan Agreement with CRG into equity. On April 12, 2024, the Company issued an aggregate of 3,280,618 shares of Common Stock and an aggregate of 17,160.48 shares of Series A Convertible Preferred Stock, par value $0.001 per share to CRG in exchange for the cancellation of $15.0 million of outstanding loans under the Term Loan Agreement. Each share of Series A Convertible Preferred Stock is convertible into 100 shares of our common stock at the holder’s election following issuance, subject to beneficial ownership limitations.

Related Party

Upon the close of the July 2023 transaction in which CRG canceled $10.0 million of the Term Loan’s principal in exchange for 483,457 shares of common stock and 93,297 shares of Series B Convertible Preferred Stock, CRG became a holder of more than ten percent of our common stock outstanding, and therefore determined to be a principal owner and related party. As of December 31, 2023, CRG held no shares of common stock and 93,297 shares of Series B Convertible Preferred Stock, which was convertible into more than ten percent of our common stock outstanding as of December 31, 2023. In February 2024, CRG converted 82,422 shares of its Series B Preferred Stock into 824,220 shares of common stock, which represented more than ten percent of our common stock outstanding. As of March 31, 2024, CRG held 824,220 shares of common stock which represented more than ten percent of our common stock outstanding as of March 31, 2024. As of March 31, 2024, CRG held 10,875 shares of Series B Preferred Stock which was convertible into 108,750 shares of common stock.

Classification

The Term Loan Agreement with CRG was classified as a current liability on both March 31, 2024 and December 31, 2023. In May 2023, the Company received a modification and waiver reducing the Term Loan’s minimum cash covenant from $5.0 million to $500,000 until December 31, 2023. In addition, in October 2023, the interest-only period and maturity of the Term Loan were extended to December 31, 2025, and the $500,000 liquidity covenant was made permanent. Because management believes it is probable that the Company will not be able to comply with the covenant unless additional funds are raised, the Company concluded that the Term Loan and related liabilities should be classified as current on the condensed consolidated balance sheets.

Future Payments

Future principal payments on the notes payable are as follows (in thousands):

	March 31, 2024	December 31, 2023
Term Loan Agreement due 2025 including PIK interest, before unamortized discount and issuance costs	$44,457	$44,457
Less: unaccrued paid-in-kind interest	(2,670)	(3,037)
Less: unamortized discount and deferred issuance costs	(121)	(136)
Total notes payable to related party	$41,666	$41,284

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

Liquidation Preference

The Series B Preferred Stock ranks (i) senior to any class or series of capital stock of the Corporation hereafter created specifically ranking by its terms junior to any Series B Preferred Stock (collectively, the “Junior Securities”); (ii) on parity with the common stock; (iii) on parity with any class or series of capital stock of the Company hereafter created specifically ranking by its terms on parity with the Series B Preferred Stock (together with the common stock, the “Parity Securities”); and (iv) junior to any class or series of capital stock of the Company hereafter created specifically ranking by its terms senior to any Series B Preferred Stock (“Senior Securities”), in each case, as to distributions of assets upon liquidation, dissolution or winding up of the Company, whether voluntarily or involuntarily (a “Liquidation”). No Junior Securities, Parity Securities or Senior Securities existed at March 31, 2024.

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

The Company is required to measure the Series A Warrant at fair value at inception and in subsequent reporting periods with changes in fair value recognized in change in fair value of warrant liabilities in the period of change in the condensed consolidated statements of operations and comprehensive loss. The fair value of the liability related to the Series A Warrant at inception was $0.4 million. The Series A Warrant was not exercised as of March 31, 2024 and remains outstanding. The change in fair value during the three months ended March 31, 2024 was immaterial.

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

The total proceeds of $12.0 million from the February 17, 2023 offering were allocated between the common stock, Pre-Funded Warrants and Common Stock Warrants. Because the Common Stock Warrants are liability-classified, an amount of proceeds equal to the fair value of the liability were first allocated to the Common Stock Warrants. The remaining proceeds were allocated on a relative fair value basis to the common stock and the Pre-Funded Warrants and recognized in additional paid-in capital. Total issuance costs related to the offering of $1.1 million were allocated in a similar manner as the total proceeds. As a result, approximately $0.7 million of issuance costs were expensed at the issuance date and recognized as Other, net in the condensed consolidated statements of operations and comprehensive loss. The remaining issuance costs were recognized within additional paid-in-capital as a reduction to the proceeds received for the common stock and Pre-Funded Warrants.

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

The Company determined that the Pre-Funded Warrants were indexed to the Company’s own stock and met the requirements for equity classification. Proceeds allocated to such warrants totaled $0.8 million. No Pre-Funded Warrants remain outstanding on March 31, 2024.

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

The Company determined that the Common Stock Warrants are not indexed to the Company’s own stock and therefore are precluded from equity classification. In addition, the Common Stock Warrant liability meets the definition of a derivative instrument. The Common Stock Warrants will be measured at fair value at inception and in subsequent reporting periods with changes in fair value recognized in income as change in fair value of warrant liabilities in the period of change in the condensed consolidated statements of operations and comprehensive loss. The fair value of the Common Stock Warrant liability at inception was $7.6 million. During the three months ended March 31, 2024, no Common Stock Warrants were exercised. On March 31, 2024, 66,665 Common Stock Warrants remain outstanding. The change in fair value after issuance consisted of a reduction of expense of $0.1 million during the three months ended March 31, 2024.

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

Common Stock

The Company has authorized the issuance of 400,000,000 shares of $0.001 par value common stock. Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to the prior rights of holders of all classes of stock outstanding. As of March 31, 2024, a total of 1,532 shares, 8,295 shares, and 67,311 shares of common stock were reserved for issuance upon (i) the exercise of outstanding stock options, (ii) the issuance of stock awards, and (iii) the exercise of warrants, respectively, under the Company's 2014 Incentive Award Plan, Inducement Award Plan and 2014 Employee Stock Purchase Plan.

Equity Distribution Agreement

On March 31, 2021, the Company entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) with Canaccord Genuity LLC (“Canaccord”), through which the Company may sell up to $75.0 million of gross proceeds of common stock. In July 2023, the Company filed an amendment to the prospectus supplement relating to the offer and sale of shares under the Equity Distribution Agreement to increase the maximum amount of shares that the Company may sell pursuant to its Equity Distribution Agreement with Canaccord by $65 million. At the time of the amendment, the Company had sold shares of its common stock for gross proceeds of $71.3 million.

Canaccord, as agent, sells shares at the Company’s request through “at the market” offerings, subject to shelf limitations, in negotiated transactions at market prices prevailing at the time of sale or at prices related to such prevailing market prices, or by any other method permitted by law, including negotiated transactions. Canaccord receives a fee of 3% of gross proceeds of common stock sold under the Equity Distribution Agreement for its services. Legal and accounting fees from sales under the Equity Distribution Agreement are charged to share capital. Under the Equity Distribution Agreement, the Company sold 628,470 shares of common stock during the three months ended March 31, 2024 for net proceeds of $2.2 million, and 6,528 shares of common stock during the three months ended March 31, 2023 for net proceeds of $0.9 million.

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

The number of shares reserved for future issuance under the 2014 Plan is the sum of (1) 823,529 shares, (2) any shares that were granted under the 2006 Plan which are forfeited, lapse unexercised or are settled in cash subsequent to the effective date of the 2014 Plan and (3) an annual increase on the first day of each calendar year, beginning January 1, 2015 and ending on and including January 1, 2026, equal to the lesser of (A) 4% of the shares outstanding (on an as-converted basis) on the final day of the immediately preceding calendar year and (B) such smaller number of shares determined by the Company’s Board of Directors; provided, however, no more than 35 million shares may be issued upon the exercise of incentive stock options. As of March 31, 2024, there were 981,723 shares available for future grant under the 2014 Plan.

Inducement Award Plan

The Company’s Inducement Award Plan (the “Inducement Plan”), which was adopted in March 2018 without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq listing rules (“Rule 5635(c)(4)”) and most recently amended and restated in February 2023, provides for the grant of equity awards to new employees, including options, restricted stock awards, restricted stock units, performance awards, dividend equivalent awards, stock payment awards and stock appreciation rights. In accordance with Rule 5635(c)(4), awards under the Inducement Plan may only be made to a newly hired employee who has not previously been a member of the Company’s Board of Directors, or an employee who is being rehired following a bona fide period of non-employment by us as a material inducement to the employee’s entering into employment with us. The aggregate number of shares of common stock which may be issued or transferred pursuant to awards under the Inducement Plan is 6,925 shares. Any awards that forfeit, expire, lapse, or are settled for cash without the delivery of shares to the holder are available for the grant of an award under the Inducement Plan. Any shares repurchased by or surrendered to the Company that are returned shall be available for the grant of an award under the Inducement Plan. The payment of dividend equivalents in cash in conjunction with any outstanding award shall not be counted against the shares available for issuance under the Inducement Plan. As of March 31, 2024, there were 5,061 shares available for future grant under the Inducement Plan.

Stock Options

There were no stock options granted in the three months ended March 31, 2024. The aggregate fair value of stock options granted during the three months ended March 31, 2023 was immaterial and is being amortized into compensation expense over the vesting period of the options as the services are being provided.

The following is a summary of option activity under the Stock Incentive Plans and Inducement Plan (in thousands, except term, share and per share amounts):

	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value
Outstanding on December 31, 2023	1,573	$12,371.09	6.08	$—
Granted	—	—
Exercised	—	—
Forfeited	(23)	1,591.63
Cancelled	(18)	10,374.44
Outstanding on March 31, 2024	1,532	$12,556.38	5.72	$—
Exercisable on March 31, 2024	1,258	$15,062.76	5.03	$—
Vested or expected to vest on March 31, 2024	1,466	$13,091.28	5.57	$—

There were no options exercised in the three months ended March 31, 2024 and 2023. There were no stock options granted in the three months ended March 31, 2024. The weighted-average grant date fair values of stock options granted in the three months ended March 31, 2023 was $134.00 per share and were calculated using the following estimated assumptions:

	Three Months Ended March 31,
	2024	2023
Weighted-average risk-free interest rate	—	3.65%
Expected dividend yield	—	—%
Expected volatility	—	111%
Expected terms	—	6.0 years

The total fair values of stock options that vested during the three months ended March 31, 2024 and 2023 were $0.1 million and $0.3 million, respectively.

As of March 31, 2024, there was $0.2 million of total unrecognized compensation cost related to non-vested stock options granted under the Stock Incentive Plans and Inducement Plan. Total unrecognized compensation cost will be adjusted for future changes in the estimated forfeiture rate. The Company expects to recognize that cost over a remaining weighted-average period of 1.3 years as of March 31, 2024.

Restricted Stock Units

During the three months ended March 31, 2024, the Company awarded restricted stock units to certain employees and directors at no cost to them. The restricted stock units, excluding any restricted stock units with market conditions, vest through the passage of time, assuming continued service. Restricted stock units are not included in issued and outstanding common stock until the underlying shares are vested and released. The fair value of the restricted stock units, at the time of the grant, is expensed on a straight-line basis. The granted restricted stock units had an aggregate fair value of less than $0.1 million, which are being amortized into compensation expense over the vesting period of the restricted stock units as the services are being provided.

The following is a summary of restricted stock unit activity under the 2014 Plan and Inducement Plan:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Nonvested on December 31, 2023	3,691	$1,202.65
Granted	6,369	6.28
Vested	(1,549)	2,175.68
Forfeited	(216)	196.75
Nonvested on March 31, 2024	8,295	$127.45

As of March 31, 2024, there was $0.9 million of total unrecognized compensation cost related to nonvested restricted stock units granted. Total unrecognized compensation cost will be adjusted for future changes in the estimated forfeiture rate. The Company expects to recognize that cost over a remaining weighted-average period of 0.9 years, as of March 31, 2024.

Employee Stock Purchase Plan

Under the 2014 Employee Stock Purchase Plan (the “2014 ESPP”) participants may purchase the Company’s common stock during semi-annual offering periods at 85% of the lower of (i) the market value per share of common stock on the first day of the offering period or (ii) the market value per share of the common stock on the purchase date. Each participant can purchase up to a maximum of $25,000 per calendar year in fair market value as calculated in accordance with applicable tax rules. The first offering period began on August 7, 2014. Stock-based compensation expense from the 2014 ESPP was immaterial for both the three months ended March 31, 2024 and 2023.

The 2014 ESPP, which was amended and restated effective October 2023, provides for the issuance of up to 400,000 shares of the Company’s common stock to eligible employees. On March 31, 2024, there were 394,477 shares available for issuance under the 2014 ESPP.

Stock-Based Compensation Expense

The following table summarizes the stock-based compensation expense resulting from awards granted under Stock Incentive Plans, the Inducement Plan and the 2014 ESPP, that was recorded in the Company’s results of operations for the periods presented (in thousands):

	Three Months Ended March 31,
	2024	2023
Cost of product revenue	$35	$54
Research and development	249	280
Selling, general and administrative	1,296	1,462
Total stock-based compensation expense	$1,580	$1,796

For the three months ended March 31, 2024 and 2023, stock-based compensation expense capitalized as part of inventory or T2-owned instruments and components was immaterial.

11. Net Loss Per Share

The Company applies the two-class method for computing earnings per share because its Series A Warrants, Pre-Funded Warrants and Common Stock Warrants are participating securities. Because the Company incurred a net loss for the three months ended March 31, 2024 and 2023, and the holders of the participating securities do not have the contractual obligation to share in the losses of the Company, none of the net loss attributable to common stockholders was allocated to the participating securities when computing earnings per share. The basic and diluted net loss per share calculation includes the Series B Convertible Preferred Shares, on an if-converted basis, given that these instruments have essentially the same economic rights and privileges as the currently outstanding common stock.

The Pre-Funded Warrants allowed the holders to acquire a specified number of common shares at a nominal exercise price of $0.10 per share and were classified as equity. Since the shares underlying the Pre-Funded Warrants were exercisable for little or no consideration, the underlying shares were considered outstanding at the issuance of the Pre-Funded Warrants for purposes of calculating the weighted-average number of shares of common stock outstanding in basic and diluted earnings per share for common stock. At March 31, 2024, none of the Pre-Funded Warrants were outstanding.

The following shares were excluded from the calculation of diluted net loss per share applicable to common stockholders, prior to the application of the treasury stock or if-converted methods, because their effect would have been anti-dilutive for the periods presented:

	Three Months Ended March 31,
	2024	2023
Options to purchase common shares	1,532	1,674
Restricted stock units	8,295	4,699
Term Loan Warrants	218	218
Series A Warrant	428	428
Common Stock Warrants	66,665	198,781
Total	77,138	205,800

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

The Company recorded no contribution revenue for the three months ended March 31, 2024 and $0.4 million of contribution revenue for the three months ended March 31, 2023 under the BARDA contract.

The Company had no outstanding accounts receivable on March 31, 2024 and December 31, 2023 under the BARDA contract.

The BARDA contract expired in September 2023.

13. Leases

Operating Leases

The Company leases certain office space, laboratory space and equipment. At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present. The Company does not recognize right-of-use assets or lease liabilities for leases determined to have a term of 12 months or less. The Company has elected to account for the lease and associated non-lease components as a combined lease component.

In August 2010, the Company entered into an operating lease for office and laboratory space at its headquarters in Lexington, Massachusetts. The lease commenced in January 2011, with the Company providing a security deposit of $400,000. In accordance with the operating lease agreement, the Company reduced its security deposit to $160,000 in January 2018, which is recorded as restricted cash in the condensed consolidated balance sheets. In March 2017, the Company entered into an amendment to extend the term to December 2021. In October 2020, the Company entered into an amendment to extend the term to December 31, 2028. In accordance with the October 2020 amendment, the Company increased its security deposit to $420,438, which is classified as restricted cash on March 31, 2024 and December 31, 2023.

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

In November 2014, the Company entered into a lease for additional laboratory space in Lexington, Massachusetts. The lease term commenced in April 2015 and extended for six years. The rent expense, inclusive of the escalating rent payments, is recognized on a straight-line basis over the lease term. As an incentive to enter into the lease, the landlord paid approximately $1.4 million of the $2.2 million space build-out costs. The unamortized balance of the lease incentive as of January 1, 2019 was reclassified as a reduction to the initial recognition of the right-of-use asset related to this lease. In connection with this lease agreement, the Company paid a security deposit of $281,000, which was recorded as a component of both prepaid expenses and other current assets and other assets in the condensed consolidated balance sheets on December 31, 2019. In October 2020, the Company entered into an amendment to extend the term of the lease to October 31, 2025. In accordance with this amendment, the Company paid a replacement security deposit of $130,977, which is classified as restricted cash on March 31, 2024 and December 31, 2023 and received the initial $281,000 security deposit in return.

In September 2021, the Company entered into a lease for office, research, laboratory and manufacturing space in Billerica, Massachusetts. The lease had a term of 126 months from the commencement date. The Company opened a money market account for $1.0 million, which represented collateral as a security deposit for this lease and was classified as restricted cash on December 31, 2022. Occupancy of the building had been delayed due to disagreement between the Company and the landlord as to the parties’ obligations under the lease agreement. Included within accrued expenses and other current liabilities on the balance sheet on December 31, 2022 was a $1.0 million estimated liability pertaining to this lease. In January 2023, the Company was notified that the landlord terminated the lease because of the Company’s alleged failure to perform its obligations under the Lease in a timely manner and the Company’s alleged breach of the covenant of good faith and fair dealing and exercised its right to draw upon the $1.0 million security deposit. In addition, the landlord is seeking damages for unpaid rent, brokerage fees, transaction costs, attorney’s fees and court costs. The Company filed a response to the landlord’s complaint and a counterclaim alleging that the landlord breached its obligations under the contract and unlawfully drew on the security deposit, in addition to breaching its covenants of good faith and fair dealing, making fraudulent misrepresentations, and engaging in deceptive and unfair trade practices. The matter is in dispute (Note 14). The Company intends to pursue legal remedies available under applicable laws. The Company believes it will continue to meet its current manufacturing needs with its operations at its Lexington and Wilmington, Massachusetts facilities.

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

14. Commitments and Contingencies

Contingencies

In September 2021, the Company entered into a lease for office, research, laboratory and manufacturing space in Billerica, Massachusetts. The lease had a term of 126 months from the commencement date. The Company opened a money market account for $1.0 million, which represented collateral as a security deposit for this lease and was classified as restricted cash on December 31, 2022. Occupancy of the building had been delayed due to disagreement between the Company and the landlord as to the parties’ obligations under the lease agreement. Included within accrued expenses and other current liabilities on the balance sheet on December 31, 2022 was a $1.0 million estimated liability pertaining to this lease. In January 2023, the Company was notified that the landlord terminated the lease because of the Company’s alleged failure to perform its obligations under the Lease in a timely manner and the Company’s alleged breach of the covenant of good faith and fair dealing and exercised its right to draw upon the $1.0 million security deposit. In addition, the landlord is seeking damages for unpaid rent, brokerage fees, transaction costs, attorney’s fees and court costs. The Company filed a response to the landlord’s complaint and a counterclaim alleging that the landlord breached its obligations under the contract and unlawfully drew on the security deposit, in addition to breaching its covenants of good faith and fair dealing, making fraudulent misrepresentations, and engaging in deceptive and unfair trade practices. The Company intends to pursue legal remedies available under applicable laws. The Company believes it will continue to meet its current manufacturing needs with its operations at its Lexington and Wilmington, Massachusetts facilities.

License Agreement

In 2006, the Company entered into a license agreement with a third party, pursuant to which the third party granted the Company an exclusive, worldwide, sublicensable license under certain patent rights to make, use, import and commercialize products and processes for diagnostic, industrial and research and development purposes. The Company agreed to pay an annual license fee ranging from $5,000 to $25,000 for the royalty‑bearing license to certain patents. The Company also issued a total of 16 shares of common stock pursuant to the agreement in 2006 and 2007, which were recorded at fair value at the date of issuance. The Company is required to pay royalties on net sales of products and processes that are covered by patent rights licensed under the agreement at a percentage ranging between 0.5% - 3.5%, subject to reductions and offsets in certain circumstances, as well as a royalty on net sales of products that the Company sublicenses at 10% of specified gross revenue. Royalties that became due under this agreement for the three months ended March 31, 2024, and 2023 were immaterial.

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

15. Subsequent Events

Issuances of Equity to CRG

On April 11, 2024, the Company's stockholders voted for the approval of the conversion of $15.0 million of its Term Loan Agreement with CRG into equity. On April 12, 2024, the Company issued an aggregate of 3,280,618 shares of Common Stock and an aggregate of 17,160.48 shares of Series A Convertible Preferred Stock, par value $0.001 per share (the “Series A Convertible Preferred Stock”) to CRG in exchange for the cancellation of $15.0 million of outstanding loans under the Term Loan Agreement (the “Exchange”). The Exchange was completed pursuant to the Securities Purchase Agreement (the “Securities Purchase Agreement”), dated as of February 15, 2024, with CRG. Each share of Series A Convertible Preferred Stock is convertible into 100 shares of our common stock at the holder’s election following issuance, subject to beneficial ownership limitations.

On May 3, 2024, the Company entered into a Securities Purchase Agreement (the “May SPA”) with CRG pursuant to which the Company will issue to CRG in a private placement offering 4,748,335 shares of the Company’s common stock in exchange for the cancellation of $15.0 million of outstanding loans under the Term Loan Agreement (the "May Exchange").

Consents and Amendments to Term Loan Agreement

On April 12, 2024, the Company entered into a Consent and Amendment No. 10 to the Term Loan Agreement (the “Consent”). The Consent provides for, among other things, (i) the consent of the Administrative Agent and CRG to the Exchange and (ii) the extension of the period in which the Company may elect to pay a portion of the accrued interest on the term loans in-kind to the earlier of (a) December 31, 2025 and (b) the date on which a default has occurred.

On May 3, 2024, the Company entered into a Consent and Amendment No. 11 to the Term Loan Agreement (“Consent No. 11”). Consent No. 11 provides for, among other things, (i) the consent of the Administrative Agent and CRG to the May Exchange and (ii) an amendment to the “Change of Control” definition to allow CRG or their affiliates to acquire a majority of shares in the Company without causing a Change of Control under the Term Loan Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements about us and our industry within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including, without limitation, statements regarding our future results of operations and financial position, business strategy, prospective products and product candidates, their expected performance and impact on healthcare costs, marketing clearance from the U.S. Food and Drug Administration (“FDA”), reimbursement for our product candidates, research and development costs, timing of regulatory filings, timing and likelihood of success, plans and objectives of management for future operations, availability of raw materials and components for our products, availability of funding for such operations and future results of anticipated products, are forward-looking statements. These statements are neither promises nor guarantees, but involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

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
•
volatility of our stock price which may be impacted by shortsellers and day traders; and
•
our ability to maintain an effective system of internal control over financial reporting.

These forward-looking statements represent our estimates and assumptions only as of the date of this Quarterly Report on Form 10-Q. Unless required by U.S. federal securities laws, we do not intend to update any of these forward-looking statements to reflect circumstances or events that occur after the statement is made or to conform these statements to actual results. The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q, and Part I, Item 1A "Risk Factors" and Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2023, as updated by Part II, Item 1A—“Risk Factors” in this Quarterly Report on Form 10-Q.

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Our primary commercial products include the T2Dx® Instrument, the T2Bacteria® Panel, the T2Candida® Panel, the T2Resistance® Panel, and the T2Biothreat™ Panel. Our sepsis products – including the T2Dx Instrument, the T2Bacteria Panel, and the T2Candida Panel – are FDA-cleared products able to detect sepsis-causing pathogens directly from blood. Where traditional diagnostics like blood cultures and post-culture diagnostics may take days to produce results, our products are designed to detect these pathogens in three to five hours. We believe our products provide a significant and sustainable competitive advantage compared to other products in our markets.

We have never been profitable and have incurred net losses in each year since inception. Our accumulated deficit on March 31, 2024 was $597.8 million and we have experienced cash outflows from operating activities since inception. Substantially all of our net losses resulted from costs incurred in connection with our research and development programs, from selling, general and administrative costs associated with our operations, and costs of product revenue. We have incurred significant commercialization expenses related to product sales, marketing, manufacturing and distribution of our FDA-cleared products, the T2Dx Instrument, T2Candida Panel, T2Bacteria Panel, and T2Biothreat Panel. In addition, we will continue to incur significant costs and expenses as we continue to develop other product candidates, improve existing products and maintain, expand and protect our intellectual property portfolio. We may seek to fund our operations through public equity or private equity or debt financings, as well as other sources. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements if and when needed would have a negative impact on our business, results of operations and financial condition and our ability to develop, commercialize and drive adoption of the T2Dx Instrument and the T2Candida, T2Bacteria, T2Resistance, and T2Biothreat Panels and future products.

We are subject to a number of risks similar to other early commercial stage life science companies, including, but not limited to commercially launching our products, development and market acceptance of our product candidates, development by our competitors of new technological innovations, protection of proprietary technology, and raising additional capital.

We believe that our cash and cash equivalents of $6.2 million on March 31, 2024 will not be sufficient to fund our current operating plan through the third quarter of 2024. Certain elements of our operating plan cannot be considered probable, and in order to support our business we initiated a process to explore a range of strategic alternatives focused on maximizing value.

As part of our strategic restructuring program, we initiated a workforce reduction of nearly 30% in May 2023. Additionally, we are continuing to explore alternative strategic options, including an acquisition, merger, reverse merger, other business combination, sale of assets or licensing. We converted approximately 20% of our outstanding indebtedness into equity in July 2023 and a further approximately 35% in April 2024.

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

These conditions raise substantial doubt regarding our ability to continue as a going concern for a period of one year after the date that these financial statements are issued. Management’s plans to alleviate the conditions that raise substantial doubt include raising additional funding, delaying certain research projects and capital expenditures and eliminating certain future operating expenses in order to fund operations at reduced levels for us to continue as a going concern for a period of 12 months from the date these financial statements are issued. Management has concluded the likelihood that its plan to successfully obtain sufficient funding from one or more of these sources or adequately reduce expenditures, while reasonably possible, is less than probable. Accordingly, we have concluded that substantial doubt exists about our ability to continue as a going concern for a period of at least 12 months from the date of issuance of these financial statements. See Part II, Item 1A—“Risk Factors” in this Quarterly Report on Form 10-Q.

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

In July 2022, we received Breakthrough Device designation for the T2Lyme Panel, or T2Lyme, a direct-from-blood molecular diagnostic test designed to run on the T2Dx Instrument and detect Borrelia burgdorferi, the bacteria that cause Lyme disease. T2Lyme is intended to test individuals with signs and symptoms of Lyme disease and aid in the diagnosis of early Lyme disease. In November 2022, the HHS and the Steven & Alexandra Cohen Foundation, or Cohen Foundation, selected T2 Biosystems as a Phase 1 winner in the LymeX Diagnostics Prize, a LymeX Innovation Accelerator prize competition intended to accelerate the development of Lyme disease diagnostics. As a Phase 1 winner, we received $100,000 and an invitation to participate in a second phase. In February 2024, we were selected as a Phase 2 winner and received $265,000.

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

Nasdaq Compliance Update

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

Change in fair value of derivative related to Term Loan with related party

The change in fair value of derivative related to Term Loan with related party consists of the change in fair value of the derivative associated with the CRG Term Loan Agreement.

Change in fair value of warrant liabilities

The change in fair value of warrant liabilities consists of the changes in fair value of the Common Stock Warrants, Pre-Funded Warrants and Series A Warrant.

Other, net

Other, net consists of dividend income, other investment income, interest income earned on our cash and cash equivalents, non-recurring expenses and non-recurring gains and losses.

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

The items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2023 remained materially consistent. For a description of those critical accounting policies, please refer to our Annual Report on Form 10-K filing for the year ended December 31, 2023.

Results of Operations for the Three Months Ended March 31, 2024 and 2023

	Three Months Ended March 31,
	2024	2023	Change
	(in thousands)
Revenue:
Product revenue	$2,061	$1,655	$406
Contribution revenue	—	423	(423)
Total revenue	2,061	2,078	(17)
Costs and expenses:
Cost of product revenue	4,202	3,995	207
Research and development	3,721	4,471	(750)
Selling, general and administrative	6,738	7,299	(561)
Total costs and expenses	14,661	15,765	(1,104)
Loss from operations	(12,600)	(13,687)	1,087
Other income (expense):
Interest expense to related party	(1,179)	(1,522)	343
Change in fair value of derivative related to Term Loan with related party	(108)	(770)	662
Change in fair value of warrant liabilities	28	(1,304)	1,332
Other, net	325	(682)	1,007
Total other expense	(934)	(4,278)	3,344
Net loss	$(13,534)	$(17,965)	$4,431

Product revenue

Product revenue was $2.1 million for the three months ended March 31, 2024 compared to $1.7 million for the three months ended March 31, 2023, an increase of $0.4 million, which was driven by higher consumables sales of $0.2 million and higher instrument and service revenue sales of $0.2 million.

Contribution revenue

Contribution revenue relates to our BARDA agreement and we had no contribution revenue for the three months ended March 31, 2024, compared to $0.4 million for the three months ended March 31, 2023. The decrease of $0.4 million was due to the BARDA agreement expiring in September 2023.

Cost of product revenue

Cost of product revenue was $4.2 million for the three months ended March 31, 2024, compared to $4.0 million for the three months ended March 31, 2023, an increase of $0.2 million. The increase was driven by $0.5 million of costs related to higher instrument sales and $0.2 million of increased costs primarily related to higher consumable sales, partially offset by $0.4 million of decreased costs due to the effect of a change in build plan and manufacturing inefficiencies and $0.1 million of lower service and repair costs.

Research and development expenses

Research and development expenses were $3.7 million for the three months ended March 31, 2024, compared to $4.5 million for the three months ended March 31, 2023, a decrease of $0.8 million. Payroll related and stock-based compensation expenses decreased by $0.9 million due to lower employee headcount, lab and facility expenses decreased by $0.4 million due to lower employee headcount and material purchases, clinical expenses decreased by $0.2 million, and consulting expenses decreased by $0.1 million, partially offset by increased research and development project related expenses of $0.8 million.

Selling, general and administrative expenses

Selling, general and administrative expenses were $6.7 million for the three months ended March 31, 2024, compared to $7.3 million for the three months ended March 31, 2023, a decrease of $0.6 million. The decrease was driven by lower payroll related and stock-based compensation expenses of $0.8 million primarily due to lower employee headcount and lower other expenses of $0.1 million, partially offset by $0.2 million of increased costs related to IT support services and facilities and a $0.1 million increase in consulting expenses and legal expenses.

Interest expense to related party

Interest expense to related party was $1.2 million and $1.5 million for the three months ended March 31, 2024 and 2023, respectively.

Change in fair value of derivative related to Term Loan with related party

The change in fair value of the derivative instrument associated with the CRG Term Loan Agreement (see Note 6 of the notes to our condensed consolidated financial statements) was $0.1 million of expense for the three months ended March 31, 2024, compared to $0.8 million of expense for the three months ended March 31, 2023.

Change in fair value of warrant liabilities

The change in fair value of warrant liabilities consists of a less than $0.1 million reduction of expense primarily associated with the Common Stock Warrants (See Note 8 of the notes to our condensed consolidated financial statements) for the three months ended March 31, 2024. The change in fair value of the warrant liabilities consists of $1.3 million of expense during the three months ended March 31, 2023.

Other, net

Other, net was a reduction of expense of $0.3 million for the three months ended March 31, 2024, primarily consisting of a $0.3 million cash prize received for the Phase 2 LymeX Diagnostics Prize and $0.1 million of dividend income. Other, net was an expense of $0.7 million for the three months ended March 31, 2023, consisting of issuance costs allocated to the Common Stock Warrants.

Liquidity and Capital Resources

We have incurred losses and cumulative negative cash flows from operations since our inception, and as of March 31, 2024 and December 31, 2023, we had an accumulated deficit of $597.8 million and $584.3 million, respectively. We have incurred significant commercialization expenses related to product sales, marketing, manufacturing and distribution. We may seek to continue to fund our operations through public equity or private equity or debt financings, as well as other sources. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements if and when needed would have a negative impact on our business, results of operations and financial condition.

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

Equity Distribution Agreement

On March 31, 2021, the Company entered into an Equity Distribution Agreement (“Equity Distribution Agreement”) with Canaccord Genuity LLC, as agent (“Canaccord”), pursuant to which the Company may offer and sell shares of common stock, for aggregate gross sale proceeds of up to $75.0 million from time to time from the effective date of the respective registration statement through Canaccord. In July 2023, the Company filed an amendment to the prospectus supplement relating to the offer and sale of shares under the Equity Distribution Agreement to increase the maximum amount of shares that the Company may sell pursuant to its Equity Distribution Agreement with Canaccord Genuity by $65 million. At the time of the amendment, the Company had sold shares of its common stock for gross proceeds of $71.3 million. Under the Equity Distribution Agreement, the Company sold 628,470 shares of common stock during the three months ended March 31, 2024 for net proceeds of $2.2 million, and 6,528 shares of common stock during the three months ended March 31, 2023 for net proceeds of $0.9 million.

We pay Canaccord for its services of acting as agent 3% of the gross proceeds from the sale of the shares pursuant to the Equity Distribution Agreement. Legal and accounting fees are reclassified to share capital upon issuance of shares under the Equity Distribution Agreement.

Plan of operations and future funding requirements

As of March 31, 2024, we had unrestricted cash and cash equivalents of approximately $6.2 million. Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, costs related to our products, clinical trials, laboratory and related supplies, supplies and materials used in manufacturing, legal and other regulatory expenses and general overhead costs.

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

Going Concern

We believe that our cash and cash equivalents of $6.2 million on March 31, 2024 will not be sufficient to fund our current operating plan at least a year from issuance of these condensed consolidated financial statements unless additional funds are raised in the first half of 2024. Certain elements of our operating plan cannot be considered probable.

The Company's Term Loan Agreement (See Note 6 of the notes to our condensed consolidated financial statements) has a minimum liquidity covenant, which initially required the Company to maintain a minimum cash balance of $5.0 million. In May 2023, CRG reduced the minimum liquidity covenant under the Term Loan Agreement from $5.0 million to $500,000 until December 31, 2023. In July 2023, the Company also converted $10.0 million of the outstanding debt with CRG to equity. In October 2023, the Term Loan Agreement was amended to extend both the interest-only period and the maturity date by one year from December 30, 2024 to December 31, 2025, and permanently reduce the minimum liquidity covenant from $5.0 million to $500,000. There can be no assurances that the Company will continue to be in compliance with the cash covenant in future periods without additional funding.

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

These conditions raise substantial doubt regarding our ability to continue as a going concern for a period of one year after the date that these financial statements are issued. Management's plans to alleviate the conditions that raise substantial doubt include raising additional funding and maintaining reduced operating expenses in order to continue as a going concern for a period of 12 months from the date these financial statements are issued. Management has concluded the likelihood that its plan to successfully obtain sufficient funding from one or more of these sources or maintain reduced expenditures, while reasonably possible, is less than probable. Accordingly, we have concluded that substantial doubt exists about our ability to continue as a going concern for a period of at least 12 months from the date of issuance of these financial statements.

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

Cash flows

The following is a summary of cash flows for each of the periods set forth below:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(11,683)	$(12,940)
Investing activities	—	(120)
Financing activities	2,202	11,848
Net change in cash, cash equivalents and restricted cash	$(9,481)	$(1,212)

Net cash used in operating activities

Net cash used in operating activities was approximately $11.7 million for the three months ended March 31, 2024 and consisted of a net loss of $13.5 million adjusted for non-cash items including stock-based compensation expense of $1.6 million, non-cash lease expense of $0.4 million, non-cash interest expense to related party of $0.3 million, a change in fair value of warrant liabilities of less than $0.1 million, depreciation and amortization expense of $0.1 million, a change in fair value of the derivative related to Term Loan with related party of $0.1 million, and a net change in operating assets and liabilities of $0.6 million. The net change in operating assets and liabilities was primarily driven by a decrease in accrued expenses of $0.7 million, a decrease in operating lease liabilities of $0.4 million, and an increase in accounts receivable of $0.2 million due to the timing and volume of instrument and consumable sales, partially offset by an increase in accounts payable of $0.4 million due to the timing of invoices and payments, a decrease in prepaid expenses and other assets of $0.2 million due to the timing of deposits for goods and services, and a decrease in inventory of $0.1 million due to the timing of purchases and shipments.

Net cash used in operating activities was approximately $12.9 million for the three months ended March 31, 2023 and consisted of a net loss of $18.0 million adjusted for non-cash items including stock-based compensation expense of $1.8 million, a change in fair value of the derivative related to Term Loan with related party of $0.8 million, non-cash interest expense to related party of $0.5 million, non-cash lease expense of $0.3 million, depreciation and amortization expense of $0.3 million, a change in fair value of warrant liabilities of $1.3 million, issuance costs related to Common Stock Warrants of $0.7 million, and a net change in operating assets and liabilities of $0.7 million. The net change in operating assets and liabilities was primarily driven by a decrease in accrued expenses of $2.2 million primarily due to the payout of 2022 bonuses, a decrease in accounts receivable of $0.8 million due to payment from BARDA and the timing and volume of instrument and consumable sales, a decrease in operating lease liabilities of $0.3 million, a decrease in prepaid expenses and other assets of $0.1 million due to expensing of the $0.1 million rent deposit for the Billerica lease, partially offset by an increase in accounts payable of $1.8 million due to the timing of invoices and payments and an increase in inventory of $0.9 million due to market increases for securing raw materials and bulk materials purchases.

Net cash used in investing activities

There was no net cash provided by or used in investing activities for the three months ended March 31, 2024.

Net cash used in investing activities was $0.1 million for the three months ended March 31, 2023, and consisted of equipment purchases.

Net cash provided by financing activities

Net cash provided by financing activities was approximately $2.2 million for the three months ended March 31, 2024, and consisted of proceeds from sales of our common stock under the Equity Distribution Agreement, net of issuance costs, of $2.2 million.

Net cash provided by financing activities was approximately $11.8 million for the three months ended March 31, 2023, and consisted primarily of proceeds from public offering, net of issuance costs, of $10.9 million and proceeds from sales of our common stock under the Equity Distribution Agreement, net of issuance costs, of $0.9 million.

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

Amendments

The Term Loan Agreement has been amended eleven times. As a result of those amendments, certain terms of the Term Loan have been revised as follows:

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
▪
CRG waived certain specified events of default associated with our issuance of shares of Series A Redeemable Convertible Preferred Stock in August 2022 and the subsequent redemption (See Note 7 of the notes to our condensed consolidated financial statements).
▪
In July 2023, CRG canceled $10.0 million of the Term Loan’s principal in exchange for 483,457 shares of common stock and 93,297 shares of Series B Convertible Preferred Stock.
▪
In October 2023, the interest-only period and maturity of the Term Loan were extended to December 31, 2025 and the $500,000 liquidity covenant was made permanent.

The warrants to purchase 218 shares of our common stock remain outstanding on March 31, 2024. There were no covenant violations during the three months ended March 31, 2024.

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

Securities Purchase Agreements

On February 15, 2024, the Company entered into a Securities Purchase Agreement with CRG and affiliated entities pursuant to which the Company will issue (i) shares of the Company’s common stock and (ii) to the extent that the issuance of the shares common stock results in CRG beneficially owning greater than 49.99% of the Company’s outstanding shares of common stock (or in the case of one of the affiliated entities, greater than 9.99% of the Company’s outstanding shares of common stock, determined without regard to any convertible securities held by CRG or affiliated entities), shares of newly designated convertible preferred stock, par value $0.001 per share, at a price per share of the lower of (a) the closing price for the Company’s common stock on Nasdaq on the date immediately prior to the closing of the transaction and (b) the average closing price over the five business days prior to the closing of the transaction, in exchange for CRG surrendering for cancellation $15.0 million of outstanding borrowing under the Term Loan Agreement. The closing of the transaction was conditioned on the approval of the Company’s stockholders at a stockholder meeting held on April 11, 2024 and was expected to occur within 10 business days following the approval of the Company’s stockholders.

On April 11, 2024, the Company's stockholders voted for the approval of the conversion of $15.0 million of its Term Loan Agreement with CRG into equity. On April 12, 2024, the Company issued an aggregate of 3,280,618 shares of Common Stock and an aggregate of 17,160.48 shares of Series A Convertible Preferred Stock, par value $0.001 per share to CRG in exchange for the cancellation of $15.0 million of outstanding loans under the Term Loan Agreement. Each share of Series A Convertible Preferred Stock is convertible into 100 shares of our common stock at the holder’s election following issuance, subject to beneficial ownership limitations.

On May 3, 2024, the Company entered into a Securities Purchase Agreement with CRG pursuant to which the Company will issue to CRG in a private placement offering 4,748,335 shares of the Company’s common stock in exchange for the cancellation of $15.0 million of outstanding loans under the Term Loan Agreement.

Consents and Amendments to Term Loan Agreement

On April 12, 2024, the Company entered into a Consent and Amendment No. 10 to the Term Loan Agreement. The Consent provides for, among other things, (i) the consent of the Administrative Agent and CRG to the Exchange and (ii) the extension of the period in which the Company may elect to pay a portion of the accrued interest on the term loans in-kind to the earlier of (a) December 31, 2025 and (b) the date on which a default has occurred.

On May 3, 2024, the Company entered into a Consent and Amendment No. 11 to the Term Loan Agreement. Consent No. 11 provides for, among other things, (i) the consent of the Administrative Agent and CRG to the May Exchange and (ii) an amendment to the “Change of Control” definition to allow CRG or their affiliates to acquire a majority of shares in the Company without causing a Change of Control under the Term Loan Agreement.

Classification

The Term Loan Agreement with CRG was classified as a current liability both March 31, 2024 and December 31, 2023. In May 2023, we received a modification and waiver reducing the Term Loan’s minimum cash covenant from $5.0 million to $500,000 until December 31, 2023. In addition, in October 2023, the interest-only period and maturity of the Term Loan were extended to December 31, 2025, and the $500,000 liquidity covenant was made permanent. Because management believes it is probable that we will not be able to comply with the covenant unless additional funds are raised, we concluded that the Term Loan and related liabilities should be classified as current.

We have a single compound derivative instrument related to our Term Loan Agreement that requires us to pay additional interest of 4% per annum upon an event of default or if any obligation other than the unpaid principal amount of the Term Loan is not paid when due. Fair value is determined quarterly. The fair value of the derivative was $1.7 million and $1.6 million as of March 31, 2024 and December 31, 2023, respectively, and is classified as a current liability on the condensed consolidated balance sheets to match the classification of the related Term Loan Agreement.

Contractual Obligations and Commitments

There were no other material changes to our contractual obligations and commitments from those described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Annual Report on Form 10-K for the year ended December 31, 2023.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act, we are not required to provide this information.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Management, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of March 31, 2024. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized, and reported on a timely basis and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.

Based on the evaluation of our disclosure controls and procedures as of March 31, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company’s disclosure controls and procedures were not effective due to material weaknesses in our internal control over (1) the timeliness of assumptions and accounting conclusions reached for unusual transactions, (2) the accounting impact of changes in our sales demand forecast, (3) our year-end reagent inventory count process, and (4) the review of the year-end tax provision and 382 study prepared by third-party experts. Each of these material weaknesses were included in the Form 10-K for the year ended December 31, 2023 and remain unremediated as of March 31, 2024.

The Company took actions to remediate the deficiencies in its internal controls over financial reporting and implemented additional processes designed to address the underlying causes associated with the above-mentioned material weaknesses. These include (1) enhanced evaluation considerations of unusual transactions including the timely use of third-party experts, (2) enhanced evaluation procedures to consider the effect of changes in our sales demand forecast, (3) enhanced physical inventory count procedures, and (4) enhanced review procedures of the year-end tax provision and 382 study prepared by third-party experts.

Management will monitor the progress of the remediation plan and report regularly to the audit committee on the progress and results of the remediation plan, including the identification, status and resolution of internal control deficiencies. As the Company continues to evaluate and work to improve its internal control over financial reporting, management may determine to take additional measures to address the material weaknesses or determine to modify the remediation plans described above. Until the remediation steps set forth above are fully implemented and operating for a sufficient period of time, the material weaknesses described above will continue to exist.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023. Other than as set forth below, there have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.

Our management has performed an analysis of our ability to continue as a going concern and has identified substantial doubt about our ability to continue as a going concern.

As of March 31, 2024, we had $6.2 million in unrestricted cash and cash equivalents which, without additional funding, will not be sufficient to meet our obligations within the next twelve months from the date of issuance of this Quarterly Report. Based on their assessment, our management has raised concerns about our ability to continue as a going concern. As substantial doubt about our ability to continue as a going concern exists, our ability to finance our operations through equity financing or otherwise could be impaired. Our ability to fund working capital, make capital expenditures, and service our debt depends on our ability to generate cash from operating activities, which is subject to its future operating success, and obtain financing on reasonable terms, which is subject to factors beyond our control, including general economic, political, and financial market conditions. The capital markets have in the past experienced, are currently experiencing, and may in the future experience, periods of upheaval that could impact the availability and cost of financing and there can be no assurances that such financing will be available to the Company on satisfactory terms, or at all. Management continues to explore raising additional capital through equity financing to supplement the Company’s capitalization and liquidity, but there can be no assurance that such financing will be available on terms commercially acceptable to the Company, or at all.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a)
None.
(b)
None.
(c)
None of the Company's directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company's fiscal quarter ended March 31, 2024, as such terms are defined under Item 408(a) of Regulation S-K under the Exchange Act.

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

T2 BIOSYSTEMS, INC.

Date: May 6, 2024	By:	/s/ JOHN SPERZEL
John Sperzel
President, Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Date: May 6, 2024	By:	/s/ JOHN M. SPRAGUE
John M. Sprague
Chief Financial Officer
(Principal Accounting Officer and Principal Financial Officer)