Form 10-Q
period 2024-06-30
T2 Biosystems, Inc.
filed 2024-08-08
CIK 1492674

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 5, 2024, the registrant had 17,479,954 shares of common stock outstanding.

T2 BIOSYSTEMS, INC.

i

PART I.

FINANCIAL INFORMATION

Item 1. Financial Statements

T2 BIOSYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$4,246	$15,689
Accounts receivable, net	1,297	1,420
Inventories	5,169	4,819
Prepaid expenses and other current assets	2,284	3,261
Total current assets	12,996	25,189
Property and equipment, net	1,517	1,658
Operating lease right-of-use assets	6,656	7,395
Restricted cash	551	551
Other assets	1	4
Total assets	$21,721	$34,797
Liabilities and stockholders’ deficit
Current liabilities:
Notes payable to related party	$11,787	$41,284
Accounts payable	1,686	1,527
Accrued expenses and other current liabilities	4,276	4,905
Accrued final payment fee on Term Loan with related party	1,315	4,807
Operating lease liability	1,687	1,616
Derivative liability related to Term Loan with related party	424	1,554
Warrant liabilities	387	235
Deferred revenue	237	224
Total current liabilities	21,799	56,152
Operating lease liabilities, net of current portion	5,746	6,598
Deferred revenue, net of current portion	74	83
Total liabilities	27,619	62,833
Commitments and contingencies (see Note 14)

Stockholders’ deficit
Preferred stock, $0.001 par value; 10,000,000 shares authorized: Series B Convertible Preferred Stock, 0 shares designated on June 30, 2024, 0 and 93,297 shares issued and outstanding to related party on June 30, 2024 and December 31, 2023, respectively	—	—
Common stock, $0.001 par value; 400,000,000 shares authorized; 17,394,249 and 4,058,381 shares issued and outstanding on June 30, 2024 and December 31, 2023, respectively	17	4
Additional paid-in capital	600,878	556,256
Accumulated deficit	(606,793)	(584,296)
Total stockholders’ deficit	(5,898)	(28,036)
Total liabilities and stockholders’ deficit	$21,721	$34,797

See accompanying notes to condensed consolidated financial statements.

T2 BIOSYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue:
Product revenue	$1,952	$1,964	$4,013	$3,619
Contribution revenue	—	—	—	423
Total revenue	1,952	1,964	4,013	4,042
Costs and expenses:
Cost of product revenue	2,693	4,869	6,895	8,864
Research and development	3,361	3,850	7,082	8,321
Selling, general and administrative	5,473	6,296	12,211	13,595
Total costs and expenses	11,527	15,015	26,188	30,780
Loss from operations	(9,575)	(13,051)	(22,175)	(26,738)
Other income (expense):
Interest expense to related party	(478)	(1,541)	(1,657)	(3,063)
Change in fair value of derivative related to Term Loan with related party	1,238	1,022	1,130	252
Change in fair value of warrant liabilities	(180)	7,192	(152)	5,888
Other, net	32	31	357	(651)
Total other income (expense)	612	6,704	(322)	2,426
Net loss	$(8,963)	$(6,347)	$(22,497)	$(24,312)
Net loss per share — basic and diluted	$(0.64)	$(7.84)	$(2.34)	$(51.23)
Weighted-average number of common shares used in computing net loss per share — basic and diluted	14,095,348	809,168	9,595,079	474,609

See accompanying notes to condensed consolidated financial statements.

T2 BIOSYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(In thousands, except share data)

(Unaudited)

	Series B Convertible		Series A Convertible		Common		Additional		Accumulated Other	Total
	Preferred Stock		Preferred Stock		Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Deficit
Balance on December 31, 2022	—	$—	—	$—	77,165	$—	$494,564	$(534,219)	$—	$(39,655)
Stock-based compensation expense	—	—	—	—	—	—	1,833	—	—	1,833
Issuance of common stock from vesting of restricted stock, exercise of stock options and employee stock purchase plan	—	—	—	—	643	—	—	—	—	—
Issuance of common stock from secondary offering, net	—	—	—	—	6,528	—	930	—	—	930
Issuance of common stock and Pre-Funded Warrant from public offering, net	—	—	—	—	90,173	—	4,031	—	—	4,031
Issuance of common stock upon Common Stock Warrant cashless exercises	—	—	—	—	11,718	—	938	—	—	938
Issuance of common stock upon Pre-Funded Warrant exercises	—	—	—	—	17,406	—	2	—	—	2
Net loss	—	—	—	—	—	—	—	(17,965)	—	(17,965)
Balance on March 31, 2023	—	$—	—	$—	203,633	$—	$502,298	$(552,184)	$—	$(49,886)
Stock-based compensation expense	—	—	—	—	—	—	913	—	—	913
Issuance of common stock from vesting of restricted stock, exercise of stock options and employee stock purchase plan	—	—	—	—	100	—	2	—	—	2
Issuance of common stock from secondary offering, net	—	—	—	—	2,146,055	2	18,383	—	—	18,385
Issuance of common stock upon Common Stock Warrant cashless exercises	—	—	—	—	65,127		510	—	—	510
Issuance of common stock upon Pre-Funded Warrant exercises	—	—	—	—	3,518	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	(6,347)	—	(6,347)
Balance on June 30, 2023	—	$—	—	$—	2,418,433	$2	$522,106	$(558,531)	$—	$(36,423)

	Series B Convertible		Series A Convertible		Common		Additional		Accumulated Other	Total
	Preferred Stock		Preferred Stock		Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Deficit
Balance on December 31, 2023	93,297	$—	—	$—	4,058,381	$4	$556,256	$(584,296)	$—	$(28,036)
Stock-based compensation expense	—	—	—	—	—	—	1,595	—	—	1,595
Issuance of common stock from vesting of restricted stock, exercise of stock options and employee stock purchase plan	—	—	—	—	1,549	—	—	—	—	—
Surrender of shares for tax withholding	—	—	—	—	(288)	—	(1)	—	—	(1)
Issuance of common stock from secondary offering, net	—	—	—	—	628,470	1	2,202	—	—	2,203
Conversion of Series B Convertible Preferred Stock into common stock by related party	(82,422)	—	—	—	824,220	1	(1)	—	—	—
Net loss	—	—	—	—	—	—	—	(13,534)	—	(13,534)
Balance on March 31, 2024	10,875	$—	—	$—	5,512,332	$6	$560,051	$(597,830)	$—	$(37,773)
Stock-based compensation expense	—	—	—	—	—	—	208	—	—	208
Issuance of common stock from vesting of restricted stock, exercise of stock options and employee stock purchase plan	—	—	—	—	2,847	—	10	—	—	10
Issuance of common stock, Pre-Funded Warrants, and Series A and Series B Common Stock Warrants from private placement, net	—	—	—	—	1,700,000	2	7,267	—	—	7,269
Issuance of common stock upon Pre-Funded Warrant exercise	—	—	—	—	325,317	—	—	—	—	—
Issuance of common stock to related party	—	—	—	—	8,028,953	7	27,956	—	—	27,963
Issuance of Series A Convertible Preferred Stock to related party	—	—	17,160	—	—	—	5,388	—	—	5,388
Conversion of Series A and Series B Convertible Preferred Stock into common stock by related party	(10,875)	—	(17,160)	—	1,824,800	2	(2)	—	—	—
Net loss	—	—	—	—	—	—	—	(8,963)	—	(8,963)
Balance on June 30, 2024	—	$—	—	$—	17,394,249	$17	$600,878	$(606,793)	$—	$(5,898)

See accompanying notes to condensed consolidated financial statements.

T2 BIOSYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities
Net loss	$(22,497)	$(24,312)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	126	523
Non-cash lease expense	739	653
Stock-based compensation expense	1,803	2,746
Change in fair value of derivative related to Term Loan with related party	(1,130)	(252)
Change in fair value of warrant liabilities	152	(5,888)
Issuance costs related to Common Stock Warrants	—	682
Loss on disposal of property and equipment	21	3
Non-cash interest expense to related party	362	1,050
Changes in operating assets and liabilities:
Accounts receivable	123	814
Prepaid expenses and other assets	974	574
Inventories	(350)	(374)
Accounts payable	159	938
Accrued expenses and other liabilities	(629)	(1,936)
Deferred revenue	4	105
Operating lease liabilities	(781)	(653)
Net cash used in operating activities	(20,924)	(25,327)
Cash flows from investing activities
Purchases and manufacture of property and equipment	—	(153)
Net cash used in investing activities	—	(153)
Cash flows from financing activities
Payment of employee restricted stock tax withholdings	(1)	—
Proceeds from issuance of shares from employee stock purchase plan and stock option exercises	10	2
Proceeds from public offering, net of issuance costs	—	10,918
Proceeds from private offering, net of issuance costs	7,269	—
Proceeds from secondary offering, net of issuance costs	2,203	19,315
Net cash provided by financing activities	9,481	30,235
Net change in cash, cash equivalents and restricted cash	(11,443)	4,755
Cash, cash equivalents and restricted cash at beginning of period	16,240	11,880
Cash, cash equivalents and restricted cash at end of period	$4,797	$16,635

	Six Months Ended June 30,
	2024	2023
Reconciliation of cash, cash equivalents and restricted cash at end of period
Cash and cash equivalents	$4,246	$16,084
Restricted cash	551	551
Total cash, cash equivalents and restricted cash	$4,797	$16,635

	Six Months Ended June 30,
	2024	2023
Supplemental disclosures of cash flow information
Cash paid for interest to related party	$1,677	$2,005
Supplemental disclosures of noncash activities
Transfer of T2 owned instruments and components from inventory	$—	$(322)
Cashless exercise of Common Stock Warrants	$—	$(1,448)
Cancellation of Term Loan in exchange for common stock and Convertible Preferred Stock to related party	$33,353	$—
Wainwright Warrant issued in connection with offering costs of May 2024 private offering	$747	$—
Purchases of property and equipment included in accounts payable and accrued expenses	$—	$131

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

Liquidity and Going Concern

On June 30, 2024, the Company had cash, cash equivalents, and restricted cash of $4.8 million, an accumulated deficit of $606.8 million, stockholders’ deficit of $5.9 million, and has experienced cash outflows from operating activities since its inception. The future success of the Company is dependent on its ability to successfully commercialize its products, obtain regulatory clearance for and successfully launch its future product candidates, obtain additional capital and ultimately attain profitable operations. Historically, the Company has funded its operations primarily through public equity and private debt financings, including the Company's August 2014 initial public offering, the December 2015 public offering, the September 2016 private investment in public equity (“PIPE”) financing, the September 2017 public offering, the June 2018 public offering, the July 2019 establishment of an equity distribution agreement and equity purchase agreement, the March 2021 establishment of an Equity Distribution Agreement (Note 9), the February 2023 public offering (Note 8), the May 2024 private offering (Note 8), private placements of redeemable convertible preferred stock and through debt financing arrangements.

The Company believes its cash position is insufficient to fund future operations without financings by mid-third quarter 2024, which may include public or private equity or debt financings. These financings may not be successful, however, or on terms favorable to the Company or its stockholders, which would have a negative impact on the Company’s business, results of operations, financial condition and the Company’s ability to develop and commercialize its products and ultimately operate as a going concern.

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

The Company believes that its cash, cash equivalents, and restricted cash of $4.8 million on June 30, 2024 will not be sufficient to fund its current operating plan for at least one year from issuance of these financial statements, as certain elements of its operating plan cannot be considered probable. Absent any reductions in current operating expenses, the Company believes it will require additional financing by mid-third quarter of 2024, which may include public or private equity or debt financings. Under ASC 205-40, the future receipt of potential funding from co-development partners and other resources cannot be considered probable at this time because none of the plans are entirely within the Company’s control.

The Company's Term Loan Agreement (the “Term Loan Agreement”) with certain entities managed by CR Group L.P., a Delaware limited partnership (each entity, a “CRG entity” and collectively, “CRG”) (Note 6) has a minimum liquidity covenant, which initially required the Company to maintain a minimum cash balance of $5.0 million. In May 2023, CRG reduced the minimum liquidity covenant under the Term Loan Agreement from $5.0 million to $500,000 until December 31, 2023. In July 2023, April 2024, and May 2024, the Company converted $10.0 million, $15.0 million, and $15.0 million, respectively, of the outstanding debt principal with CRG to equity. In October 2023, the Term Loan Agreement was amended to extend both the interest-only period and the maturity date by one year from December 30, 2024 to December 31, 2025, and permanently reduce the minimum liquidity covenant from $5.0 million to $500,000. There can be no assurances that the Company will continue to be in compliance with the cash covenant in future periods without additional funding.

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

On November 20, 2023, the Company received written notice from Nasdaq informing the Company that it no longer satisfied the MVLS Rule. In accordance with the terms of the Mandatory Panel Monitor, the Company was not granted a grace period but rather issued a delist determination, which will be stayed if the Company exercises its right to appeal by requesting a hearing and paying a non-refundable $20,000 fee. The Company paid the $20,000 applicable fee and requested a new hearing, which will stay any further action by Nasdaq at least pending the issuance of its decision and the expiration of any extension that may be granted to the Company as a result of the hearing. The Company’s common stock will remain listed and eligible to trade on Nasdaq pending the outcome of the hearing. On February 15, 2024, the Company appealed to the Nasdaq Hearings Panel for an extension to the time period in which to regain compliance with the MVLS Rule. On March 11, 2024, the Company received notice from the Nasdaq Hearings Panel that it had granted the Company’s request for continued listing on Nasdaq, subject to the Company demonstrating compliance with Nasdaq’s MVLS Rule on or before May 20, 2024. On May 21, 2024, the Company received written notice from Nasdaq informing the Company that it has regained compliance with the MVLS Rule for continued listing on the Nasdaq Capital Market.

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

The accompanying interim condensed consolidated balance sheet as of June 30, 2024, the condensed consolidated statements of operations for the three and six months ended June 30, 2024 and 2023, the condensed consolidated statements of stockholders’ deficit for the three and six months ended June 30, 2024 and 2023, the condensed consolidated statements of cash flows for the six months ended June 30, 2024 and 2023 and the related financial data and other information disclosed in these notes are unaudited. The unaudited interim financial statements have been prepared on the same basis as the audited annual financial statements, and, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of June 30, 2024, and the results of its operations for the three and six months ended June 30, 2024 and 2023 and its cash flows for the six months ended June 30, 2024 and 2023. The results for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024, any other interim periods, or any future year or period.

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

Geographic Information

The Company sells its products domestically and internationally. Total international sales were approximately $0.8 million, or 40% of total revenue, and $1.0 million, or 50% of total revenue, for the three months ended June 30, 2024 and 2023, respectively. Total international sales were approximately $1.8 million, or 44% of total revenue, and $1.7 million, or 43% of total revenue, for the six months ended June 30, 2024 and 2023, respectively.

International sales to Italy were approximately $0.2 million, or 13% of total revenue, and $0.7 million, or 16% of total revenue, for the three and six months ended June 30, 2024, respectively. International sales to Italy were approximately $0.7 million, or 33% of total revenue, and $1.0 million, or 26% of total revenue, for the three and six months ended June 30, 2023, respectively. International sales to Austria were approximately $0.2 million, or 11% of total revenue, and $0.5 million, or 12% of total revenue, for the three and six months ended June 30, 2024, respectively. International sales to Austria did not exceed 10% of total revenue for the three and six months ended June 30, 2023.

The following table shows customers that represent greater than 10% of total revenue for the period presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Entity A	—%	—%	—%	10%
Customer A	13%	33%	16%	26%
Customer B	11%	—%	12%	—%
Customer C	10%	11%	—%	—%
Customer E	11%	—%	—%	—%

Entity A is a U.S. government entity (BARDA). Customers A and B are international distributors. Customers C and E are U.S. hospitals.

The following table shows customers that represent greater than 10% of the accounts receivable balance for the period presented:

	June 30, 2024	December 31, 2023
Customer A	12%	—%
Customer B	13%	—%
Customer C	11%	13%
Customer D	—%	16%
Customer E	15%	—%

Customers A and B are international distributors. Customers C and E are U.S. hospitals. Customer D is a clinical laboratory company.

As of June 30, 2024 and December 31, 2023, the Company had outstanding receivables of $0.6 million and $0.3 million, respectively, from customers located outside of the U.S.

Net Loss Per Share

As discussed in Note 7, the Company issued 93,297 shares of Series B Convertible Preferred Stock on July 3, 2023 and 17,160.48 shares of Series A Convertible Preferred Stock on April 12, 2024. As of June 30, 2024, no shares of Series B Convertible Preferred Stock or Series A Convertible Preferred Stock remain issued and outstanding. The Company reviewed the terms of the Series B Convertible Preferred Stock and the Series A Convertible Preferred Stock and noted that such stock had no preferential rights and that the liquidation preference for each would be on parity with that of the Company’s common shares. Because the Series B Convertible Preferred Stock and the Series A Convertible Preferred Stock had the same level of subordination and, in substance, the same characteristics as the Company’s common shares, the Company included the Series B Convertible Preferred Stock and Series A Convertible Preferred Stock, on an if-converted basis, in the basic and diluted net loss per share attributable to common stockholders calculation for all periods in which the Series B Convertible Preferred Stock and the Series A Convertible Preferred Stock remained issued and outstanding.

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

Derivative Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives requiring bifurcation in accordance with ASC Topic 815, Derivatives and Hedging. Derivative instruments are measured at fair value at issuance and at each reporting date in accordance with ASC 820 with changes in fair value recognized in the period of change in the condensed consolidated statements of operations.

The Company determined that the warrant issued in conjunction with the Series A Redeemable Convertible Preferred Stock in August of 2022 and the Common Stock Warrants issued in February 2023 are derivative instruments. The warrant liabilities are classified on the condensed consolidated balance sheets as current because settlement of the warrant liability could be required by the holder within 12 months of the balance sheet date. Changes in fair value are recognized in change in fair value of warrant liabilities in the period of change in the condensed consolidated statements of operations. See Notes 3 and 8.

The Company has identified a derivative liability related to its Term Loan Agreement with CRG that is classified as a current liability on the condensed consolidated balance sheets to match the classification of the related Term Loan Agreement. Changes in fair value are recognized in change in fair value of derivative related to Term Loan in the period of change in the condensed consolidated statements of operations. See Note 6.

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

As of June 30, 2024 and December 31, 2023, the Company had not experienced any material losses related to these indemnification obligations, and no material claims with respect thereto were outstanding. The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related reserves were established.

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

Generally, lease arrangements include both lease and non-lease components. The lease component relates to the customer’s right-to-use the T2-owned instrument over the lease term. The non-lease components relate to (1) consumables and (2) maintenance services. Because the timing and pattern of transfer for the operating lease component, the T2-owned instrument, and maintenance components of a reagent rental agreement are recognized over the same time period and in the same pattern, the Company elected the practical expedient to aggregate non-lease components with the associated lease component and account for the combined component as an operating lease for all instrument leases. In the evaluation of whether the lease component (T2-owned instrument) or the non-lease component associated with the lease component (maintenance) is the predominant component, the Company determined that the lease component is predominant as we believe the customer would ascribe more value to the use of the T2-owned instrument than that of the maintenance services. The T2-owned instrument lease and maintenance service performance obligations are classified as a single category of instrument rental revenue within product revenue in the condensed consolidated statements of operations (see disaggregated revenue table below in Revenue Recognition section). The consumables non-lease component does not meet the requirements to elect the practical expedient because of its point-in-time pattern of transfer (versus over time for the combined lease component) and therefore must apply ASC Topic 606, Revenue from Contracts with Customers, as described below in the Revenue Recognition section.

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

Shipping and handling costs billed to customers in connection with a product sale are recorded as a component of the transaction price and allocated to product revenue in the condensed consolidated statements of operations as they are incurred by the Company in fulfilling its performance obligations.

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

Contribution Revenue

The government contract with BARDA was considered a government grant and not considered a contract with a customer and thus not subject to ASC 606. Revenue under the government BARDA contract was earned under a cost-sharing arrangement in which the Company was reimbursed for direct costs incurred plus allowable indirect costs. The government contract revenue was recognized as the related reimbursable expenses were incurred. The cost reimbursement that was reported as revenue was presented gross of the related reimbursable expenses in the Company’s condensed consolidated statements of operations; the related reimbursable expenses were expensed as incurred as research and development expense. The Company accounted for these contracts as a government grant by analogy to International Accounting Standards 20 (“IAS 20”), Accounting for Government Grants and Disclosure of Government Assistance.

The BARDA contract expired in September 2023.

Disaggregation of Revenue

The Company disaggregates revenue from contracts with customers by type of products and services, as it best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. The following table disaggregates our revenue by major source (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Product revenue
Instruments	180	550	644	872
Consumables	1,597	1,238	3,002	2,415
Instrument rentals	43	49	106	104
Service	132	127	261	228
Total product revenue	1,952	1,964	4,013	3,619
Contribution revenue		—		423
Total revenue	$1,952	$1,964	$4,013	$4,042

Remaining Performance Obligations

Under ASC 606, the Company is required to disclose the aggregate amount of the transaction price that is allocated to unsatisfied or partially satisfied performance obligations as of June 30, 2024. However, the guidance provides certain practical expedients that limit this requirement, and therefore, the Company has elected to not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less. The nature of the excluded unsatisfied performance obligations pursuant to the practical expedient include consumable shipments, service contracts, warranties and installation services that will be performed within one year. The amount of the transaction price that is allocated to unsatisfied or partially satisfied performance obligations, that has not yet been recognized as revenue and that does not meet the elected practical expedient is $0.1 million as of June 30, 2024. The Company expects to recognize 44% of this amount as revenue within one year and the remainder within three years.

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

Contract Assets and Liabilities

The Company's contract assets represent revenue recognized for performance obligations in advance of invoicing at the contract level based on the transaction price allocated to the respective performance obligations. The opening and closing balances of the

Company's contract assets were $0.1 million and $0.1 million for the six months ended June 30, 2024, respectively, and $0.1 million and $0.2 million for the six months ended June 30, 2023, respectively.

The Company’s contract liabilities consist of upfront payments for maintenance services on instrument sales. Contract liabilities are classified in deferred revenue as current or non-current based on the timing of when revenue is expected to be recognized. The opening and closing balances of the Company's contract liabilities were $0.3 million and $0.3 million for the six months ended June 30, 2024, respectively, and $0.2 million and $0.3 million for the six months ended June 30, 2023, respectively. Revenue recognized during the six months ended June 30, 2024 relating to contract liabilities on December 31, 2023 was $0.2 million and related to straight-line revenue recognition associated with maintenance agreements.

Accounts Receivable, Net

The opening and closing balances of the Company's accounts receivable, net were $1.4 million and $1.3 million for the six months ended June 30, 2024, respectively, and $2.2 million and $1.3 million for the six months ended June 30, 2023, respectively.

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

3. Fair Value Measurements

The Company measures the following financial assets at fair value on a recurring basis. There were no transfers between levels of the fair value hierarchy during any of the periods presented. The following tables set forth the Company’s financial assets and liabilities carried at fair value categorized using the lowest level of input applicable to each financial instrument as of June 30, 2024 and December 31, 2023 (in thousands):

	Balance at June 30, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$2,550	$2,550	$—	$—
	$2,550	$2,550	$—	$—
Liabilities:
Warrant liabilities	$387	$—	387	$—
Derivative liability related to Term Loan with related party	424	—	—	424
	$811	$—	$387	$424

	Balance at December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$8,500	$8,500	$—	$—
	$8,500	$8,500	$—	$—
Liabilities:
Warrant liabilities	$235	$—	$235	$—
Derivative liability related to Term Loan with related party	1,554	—	—	1,554
	$1,789	$—	$235	$1,554

The Company’s cash equivalents are comprised of money market funds and money market accounts as of June 30, 2024 and December 31, 2023. The Company also maintains money market accounts classified as restricted cash, which are Level 1 assets, for $0.6 million on both June 30, 2024 and December 31, 2023 (Note 4).

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

The estimated fair value of the Series A Warrant on June 30, 2024 was determined using the following assumptions:

Risk-free interest rate	4.46%
Expected dividend yield	0.00%
Expected volatility	146.00%
Expected term	3.63

The Company estimated the fair value of the Common Stock Warrant issued in February of 2023 (the “Common Stock Warrant”) (Note 8) using the Black-Scholes Model, which uses multiple inputs including the Company’s stock price, the exercise price of the warrant, volatility of the Company’s stock price, the risk-free interest rate and the expected term of the warrant. Key inputs included the warrant exercise price of $108.00 per share, a risk-free interest rate of 4.57%, expected volatility of 223%, an expected dividend yield of 0.00%, a stock price of $6.41 and an expected term of 3.80 years.

The following table provides a roll-forward of the fair value of the Common Stock Warrants (in thousands):

Balance on December 31, 2023	$233
Change in fair value	(27)
Balance on March 31, 2024	$206
Change in fair value	179
Balance on June 30, 2024	$385

The Company has a single compound derivative instrument related to its Term Loan Agreement (Note 6) that requires the Company to pay additional interest of 4% per annum upon an event of default or if any obligation other than the unpaid principal amount of the Term Loan is not paid when due. Fair value is determined quarterly. The fair value of the derivative on June 30, 2024 and December 31, 2023 is $0.4 million and $1.6 million, respectively, and is classified as a current liability on the condensed consolidated balance sheets to match the classification of the related Term Loan Agreement (Note 6).

The estimated fair value of the derivative on June 30, 2024 was determined using a probability-weighted discounted cash flow model that includes contingent interest payments under the following scenarios:

Probability
4% contingent interest beginning in Q3 2024	50%

Changes in assumptions regarding the probability of the 4% contingent interest feature being triggered and the timing of such a triggering event could significantly affect the estimated fair value of this derivative liability.

The following table provides a roll-forward of the fair value of the derivative liability related to the term loan with related party (in thousands):

Balance on December 31, 2023	$1,554
Change in fair value of derivative related to Term Loan with related party	108
Balance on March 31, 2024	$1,662
Change in fair value of derivative related to Term Loan with related party	(1,238)
Balance on June 30, 2024	$424

The Company is required to disclose the fair value and the level within the fair value hierarchy for financial instruments that are not measured at fair value on a recurring basis. For certain financial instruments, including accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses, the carrying amounts approximate their fair values as of June 30, 2024 and December 31, 2023 because of their short-term nature. Cash and cash equivalents were classified as Level 1 and all other financial instruments were classified as Level 2 within the fair value hierarchy. The Company used Level 3 inputs to measure the fair value of the derivative liability related to the Term Loan Agreement with related party. Based on these measurements, the Company concluded that the carrying value of the Term Loan Agreement approximates its fair value on June 30, 2024.

4. Restricted Cash

The Company is required to maintain security deposits for its office lease agreements. On both June 30, 2024 and December 31, 2023, the Company had lease security deposits, invested in money market accounts, aggregating $0.6 million. In January 2023, one of the Company's deposits of $1.0 million was claimed by a landlord as compensation for a lease dispute (Note 14). The remaining collateral deposits aggregating $0.6 million were held at Silicon Valley Bank, which was taken over by the FDIC in March 2023. The Company’s full exposure was ultimately covered by the FDIC and no loss was incurred.

5. Supplemental Balance Sheet Information

Inventories

Inventories are stated at the lower of cost or net realizable value on a first-in, first-out basis and are comprised of the following (in thousands):

	June 30, 2024	December 31, 2023
Raw materials	$2,146	$1,881
Work-in-process	1,871	1,441
Finished goods	1,152	1,497
Total inventories	$5,169	$4,819

Property and Equipment, net

Property and equipment, net consists of the following (in thousands):

	June 30, 2024	December 31, 2023
Office and computer equipment	$710	$710
Software	778	778
Laboratory equipment	5,094	5,104
Furniture	198	198
Manufacturing equipment	1,127	1,109
Manufacturing tooling and molds	371	371
T2-owned instruments and components	3,667	3,549
Leased T2-owned instruments	899	1,059
Leasehold improvements	3,608	3,608
Construction in progress	9	23
	16,461	16,509
Less accumulated depreciation and amortization	(14,944)	(14,851)
Property and equipment, net	$1,517	$1,658

Construction in progress is primarily comprised of equipment that has not been placed in service. T2-owned instruments and components is primarily comprised of instruments that will be used for internal research and development, clinical studies and reagent rental agreement with customers. Depreciation expense, a component of cost of product revenue, from instruments under the T2-owned reagent rental pool was $0.1 million for the three months ended June 30, 2024 and immaterial for the three months ended June 30, 2023. Depreciation expense, a component of cost of product revenue, from instruments under the T2-owned reagent rental pool was $0.1 million for the six months ended June 30, 2024 and $0.1 million for the six months ended June 30, 2023.

Total depreciation expense for T2-owned instruments used for internal research and development and clinical studies is recorded as a component of research and development expense. Depreciation and amortization expense of $0.1 million and $0.1 million was charged to operations for the three months ended June 30, 2024 and 2023, respectively. Depreciation and amortization expense of $0.1 million and $0.4 million was charged to operations for the six months ended June 30, 2024 and 2023, respectively.

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	June 30, 2024	December 31, 2023
Accrued payroll and compensation	$2,594	$2,705
Accrued clinical trial and development expenses	382	285
Accrued professional services	496	554
Accrued interest	389	839
Other accrued expenses	415	522
Total accrued expenses and other current liabilities	$4,276	$4,905

6. Notes Payable

Term Loan Agreement

In December 2016, the Company entered into the Term Loan Agreement with CRG. The Company initially borrowed $40.0 million under the Term Loan Agreement and had the ability to borrow an additional $10.0 million upon receiving specified clearance for the marketing of T2Bacteria by April 30, 2018 (the “Approval Milestone”). The Company agreed to pay (1) a financing fee based on the amount of principal drawn and (2) a final payment fee based on the principal outstanding upon repayment. The debt discount related to the financing fee and the fees paid to CRG are being amortized over the loan term as interest expense. Interest expense for the debt discount was less than $0.1 million for both the three and six months ended June 30, 2024 and 2023. The final payment fee is accrued as interest expense and is classified consistent with the classification of the Term Loan. The effective interest rate of the Term Loan was 12.3% as of June 30, 2024.

The Term Loan’s principal is prepayable at any time partially or in full without a prepayment penalty. Borrowings are collateralized by a lien on substantially all Company assets, including intellectual property. The Term Loan Agreement provides for affirmative and negative covenants, and originally included a requirement to maintain a minimum cash balance of $5.0 million. The Term Loan Agreement includes a subjective acceleration clause whereby an event of default, including a material adverse change in the business, operations, or conditions (financial or otherwise), could result, at CRG’s discretion, in the acceleration of the obligations under the Term Loan Agreement. Under certain circumstances, a default interest rate of an additional 4.0% per annum may apply, at CRG’s discretion, on all outstanding obligations during the occurrence and continuance of an event of default.

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

Amendments

The Term Loan Agreement has been amended eleven times as of June 30, 2024. As a result of those amendments, certain terms of the Term Loan have been revised as follows:

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
▪
In July 2023, CRG canceled $10.0 million of the Term Loan’s principal in exchange for 483,457 shares of common stock and 93,297 shares of Series B Convertible Preferred Stock. In connection with the principal cancelation, CRG waived the final payment fees associated with the canceled principal.
▪
In October 2023, the interest-only period and maturity of the Term Loan were extended to December 31, 2025 and the $500,000 liquidity covenant was made permanent.
•
In 2024:
▪
In April 2024, CRG canceled $15.0 million of the Term Loan's principal in exchange for 3,280,618 shares of common stock and 17,160.48 shares of Series A Convertible Preferred Stock. In connection with the principal cancelation, CRG waived the final payment fees associated with the canceled principal. In addition, the Term Loan Agreement was amended to extend the period in which the Company may elect to pay a portion of the accrued paid-in-kind interest to the earlier of (a) December 31, 2025 and (b) the date on which a default has occurred.
▪
In May 2024, CRG canceled $15.0 million of the Term Loan's principal in exchange for 4,748,335 shares of common stock. In connection with the principal cancelation, CRG waived the final payment fees associated with the canceled principal. In addition, the Term Loan Agreement was amended to allow CRG or their affiliates to acquire a majority of shares in the Company without causing a change of control as defined under the Term Loan Agreement.

The warrants to purchase 218 shares of the Company’s common stock remain outstanding on June 30, 2024. There were no covenant violations during the three and six months ended June 30, 2024.

Amendments made in February 2022, November 2022, October 2023, and the partial principal cancellations in July 2023, April 2024, and May 2024 were accounted for as troubled debt restructurings. For all restructurings, at the time of the restructuring the future undiscounted cash outflows required under the amended agreement exceeded the carrying value of the debt and no gain was recognized as a result of the restructurings. The effects of each restructuring were accounted for prospectively.

Related Party Transactions

Upon the close of the July 2023 transaction in which CRG canceled $10.0 million of the Term Loan’s principal in exchange for 483,457 shares of common stock and 93,297 shares of Series B Convertible Preferred Stock, CRG became a holder of more than ten percent of our common stock outstanding, and therefore determined to be a principal owner and related party. As of December 31, 2023, CRG held no shares of common stock and 93,297 shares of Series B Convertible Preferred Stock, which was convertible into more than ten percent of our common stock outstanding as of December 31, 2023. In February 2024, CRG converted 82,422 shares of its Series B Preferred Stock into 824,220 shares of common stock, which represented more than ten percent of our common stock outstanding. In April 2024 and May 2024, CRG canceled an aggregate of $30.0 million of the Term Loan's principal in exchange for an aggregate of 8,028,953 shares of common stock and 17,160.48 shares of Series A Convertible Preferred Stock. In connection with the principal cancelation, CRG waived the final payment fees associated with the canceled principal. In May 2024, CRG converted all of the outstanding shares of Series A Convertible Preferred Stock and remaining Series B Convertible Preferred Stock into an aggregate of 1,824,800 shares of common stock. As of June 30, 2024, CRG held 10,677,973 shares of common stock which represented approximately 61% of our common stock outstanding as of June 30, 2024.

Classification

The Term Loan Agreement with CRG was classified as a current liability on both June 30, 2024 and December 31, 2023. In May 2023, the Company received a modification and waiver reducing the Term Loan’s minimum cash covenant from $5.0 million to $500,000 until December 31, 2023. In addition, in October 2023, the interest-only period and maturity of the Term Loan were extended to December 31, 2025, and the $500,000 liquidity covenant was made permanent. Because management believes it is probable that the Company will not be able to comply with the covenant unless additional funds are raised, the Company concluded that the Term Loan and related liabilities should be classified as current on the condensed consolidated balance sheets.

Future Payments

Future principal payments on the notes payable are as follows (in thousands):

	June 30, 2024	December 31, 2023
Term Loan Agreement due 2025 including PIK interest, before unamortized discount and issuance costs	$12,610	$44,457
Less: unaccrued paid-in-kind interest	(653)	(3,037)
Less: unamortized discount and deferred issuance costs	(170)	(136)
Total notes payable to related party	$11,787	$41,284

7. Preferred Stock

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

Liquidation Preference

The Series B Preferred Stock ranks (i) senior to any class or series of capital stock of the Corporation hereafter created specifically ranking by its terms junior to any Series B Preferred Stock (collectively, the “Junior Securities”); (ii) on parity with the common stock; (iii) on parity with any class or series of capital stock of the Company hereafter created specifically ranking by its terms on parity with the Series B Preferred Stock (together with the common stock, the “Parity Securities”); and (iv) junior to any class or series of capital stock of the Company hereafter created specifically ranking by its terms senior to any Series B Preferred Stock (“Senior Securities”), in each case, as to distributions of assets upon liquidation, dissolution or winding up of the Company, whether voluntarily or involuntarily (a “Liquidation”). No Junior Securities, Parity Securities or Senior Securities existed at June 30, 2024.

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

In February 2024, CRG converted 82,422 shares of its Series B Preferred Stock into 824,220 shares of common stock. In May 2024, CRG converted all remaining outstanding Series B Preferred Stock into 108,752 shares of common stock. Upon the conversion by CRG in May 2024, the Company’s Series B Preferred Stock ceased to be outstanding.

Series A Convertible Preferred Stock

On April 12, 2024, in conjunction with an agreement it reached with CRG to cancel $15.0 million of its Term Loan principal, the Company issued to CRG (i) an aggregate of 3,280,618 shares of common stock at a purchase price of $3.00 per share for a total purchase price of $9.8 million, and (ii) an aggregate of 17,160.48 shares of Series A Convertible Preferred Stock, par value $0.001 per share, at a purchase price of $300.00 per share (the “Stated Value”) for a total purchase price of $5.2 million.

Dividends

Holders of Series A Convertible Preferred Stock are entitled to receive dividends on such shares (other than common stock dividends) equal (on an as-if-converted-to-common-stock basis) to and in the same form as dividends actually paid on shares of the common stock when, as and if such dividends are paid on shares of the common stock. No other dividends shall be paid on shares of Series A Convertible Preferred Stock. All declared but unpaid dividends on shares of Series A Convertible Preferred Stock will increase the Stated Value of such shares, but when such dividends are actually paid any such increase in the Stated Value will be rescinded.

Voting Rights

Except as may be required by law, the Series A Convertible Preferred Stock has no voting rights. However, as long as any shares of Series A Convertible Preferred Stock are outstanding, the Company shall not, without the affirmative vote of the holders of a majority of the then outstanding shares of the Series A Convertible Preferred Stock, (i) alter or change adversely the powers, preferences or rights given to the Series A Convertible Preferred Stock, (ii) increase or decrease (other than by conversion) the number of authorized shares of Series A Convertible Preferred Stock, or (iii) enter into any agreement with respect to any of the foregoing.

Liquidation Preference

The Series A Convertible Preferred Stock ranks (i) senior to any class or series of capital stock of the Corporation hereafter created specifically ranking by its terms junior to any Series A Convertible Preferred Stock (collectively, the “Junior Securities”); (ii) on parity with the common stock; (iii) on parity with any class or series of capital stock of the Company hereafter created specifically ranking by its terms on parity with the Series A Convertible Preferred Stock (together with the common stock, the “Parity Securities”); and (iv) junior to any class or series of capital stock of the Company hereafter created specifically ranking by its terms senior to any Series A Convertible Preferred Stock (“Senior Securities”), in each case, as to distributions of assets upon liquidation, dissolution or winding up of the Company, whether voluntarily or involuntarily (a “Liquidation”). No Junior Securities, Parity Securities or Senior Securities existed at June 30, 2024.

In a Liquidation, the Series A Convertible Preferred Stockholder will, subject to the prior and superior rights of the holders of any Senior Securities, be entitled to receive, in preference to any distributions of any of the assets or surplus funds of the Company to the holders of the Junior Securities and pari passu with any distribution to the holders of Parity Securities, an equivalent amount of any distributions as would be paid on the common stock underlying the Series A Convertible Preferred Stock, determined on an as-converted basis (without regard to any limitations on conversion), plus an additional amount equal to any dividends declared but unpaid on such shares, before any payments shall be made or any assets distributed to holders of any class of Junior Securities.

Conversion Rights

Each share of Series A Convertible Preferred Stock is convertible, at any time and from time to time, at the option of the holder thereof, into a number of shares of common stock equal to the product of the Conversion Ratio (which is the $300.00 Stated Value of such shares divided by the $3.00 Conversion Price, subject to adjustment) and the number of shares of Series A Convertible Preferred

Stock to be converted. The conversion feature is subject to certain beneficial ownership limitations. The Conversion Price also is subject to adjustment for stock dividends and stock splits.

In May 2024, CRG converted all 17,160.48 shares of its Series A Convertible Preferred Stock into 1,716,048 shares of common stock. Upon the conversion by CRG in May 2024, the Company’s Series A Convertible Preferred Stock ceased to be outstanding.

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

The Company is required to measure the Series A Warrant at fair value at inception and in subsequent reporting periods with changes in fair value recognized in change in fair value of warrant liabilities in the period of change in the condensed consolidated statements of operations. The fair value of the liability related to the Series A Warrant at inception was $0.4 million. The Series A Warrant was not exercised as of June 30, 2024 and remains outstanding. The change in fair value during the three and six months ended June 30, 2024 was immaterial.

February 2023 Pre-Funded Warrants and Common Stock Warrants

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

The total proceeds of $12.0 million from the February 17, 2023 offering were allocated between the common stock, Pre-Funded Warrants and Common Stock Warrants. Because the Common Stock Warrants are liability-classified, an amount of proceeds equal to the fair value of the liability were first allocated to the Common Stock Warrants. The remaining proceeds were allocated on a relative fair value basis to the common stock and the Pre-Funded Warrants and recognized in additional paid-in capital. Total issuance costs related to the offering of $1.1 million were allocated in a similar manner as the total proceeds. As a result, approximately $0.7 million of issuance costs were expensed at the issuance date and recognized as Other, net in the condensed consolidated statements of operations. The remaining issuance costs were recognized within additional paid-in-capital as a reduction to the proceeds received for the common stock and Pre-Funded Warrants.

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

The Company determined that the Pre-Funded Warrants were indexed to the Company’s own stock and met the requirements for equity classification. Proceeds allocated to such warrants totaled $0.8 million. No Pre-Funded Warrants remain outstanding on June 30, 2024.

The Common Stock Warrants have (i) an exercise price per share of common stock equal to $108.00 per share, (ii) a cashless exercise option if, at the time of exercise, there is no effective registration statement registering or the prospectus is not available for the issuance of the warrant shares to the holder, with the number of shares received determined according to the formula set forth in the

Common Stock Warrant or (iii) an alternate cashless exercise option, which became exercisable on March 15, 2023, equal to the product of (x) the aggregate number of shares of common stock that would be issuable upon a cash exercise and (y) 0.5. The Common Stock Warrants are exercisable upon issuance and expire on February 17, 2028. The exercise price and the number of shares of common stock issuable upon exercise of the Common Stock Warrants are subject to adjustment in the event of certain stock dividends and distributions, splits, combinations, reclassifications or similar events affecting the common stock. Holders of the Common Stock Warrants will participate in any distributions to common stockholders as if the holders had exercised the Common Stock Warrants. The Common Stock Warrants are redeemable upon the occurrence of a Fundamental Transaction (as defined in the Common Stock Purchase Warrant Agreement).

The Company determined that the Common Stock Warrants are not indexed to the Company’s own stock and therefore are precluded from equity classification. In addition, the Common Stock Warrant liability meets the definition of a derivative instrument. The Common Stock Warrants will be measured at fair value at inception and in subsequent reporting periods with changes in fair value recognized in income as change in fair value of warrant liabilities in the period of change in the condensed consolidated statements of operations. The fair value of the Common Stock Warrant liability at inception was $7.6 million. During the three and six months ended June 30, 2024, no Common Stock Warrants were exercised. On June 30, 2024, 66,665 Common Stock Warrants remain outstanding. The change in fair value after issuance consisted of expense of $0.2 million and $0.2 million during the three and six months ended June 30, 2024, respectively. The change in fair value after issuance consisted of a reduction of expense of $7.2 million and $5.9 million during the three and six months ended June 30, 2023, respectively.

May 2024 Pre-Funded Warrants, May 2024 Common Stock Warrants and Wainwright Warrant

On May 17, 2024, the Company sold 1,700,000 shares of $0.001 par value common stock, 325,317 Pre-Funded Warrants (the "May 2024 Pre-Funded Warrants"), Series A Common Stock Warrant to purchase up to 2,025,317 shares of common stock (the “May 2024 Series A Warrant”) and Series B Common Stock Warrant to purchase up to 2,025,317 shares of common stock (the “May 2024 Series B Warrant” and together with the May 2024 Series A Warrant, the “May 2024 Common Stock Warrants”) through an offering underwritten by H.C. Wainwright & Co., LLC ("Wainwright"). The common stock, the May 2024 Pre-Funded Warrant and the May 2024 Common Stock Warrants were sold at a combined purchase price of $3.95 per share and accompanying May 2024 Common Stock Warrants or $3.949 per May 2024 Pre-Funded Warrant and accompanying May 2024 Common Stock Warrants. The exercise price of the May 2024 Pre-Funded Warrant is $0.001 per underlying share of common stock. The exercise price of the May 2024 Common Stock Warrants is $3.70 per underlying share of common stock.

The total proceeds of $8.0 million from the May 17, 2024 offering were allocated between the common stock, May 2024 Pre-Funded Warrants and May 2024 Common Stock Warrants. The proceeds were allocated on a relative fair value basis to the common stock, May 2024 Pre-Funded Warrants, and May 2024 Common Stock Warrants and recognized in additional paid-in capital. Total issuance costs related to the offering of $1.5 million were allocated in a similar manner as the total proceeds within additional paid-in-capital as a reduction to the proceeds received.

The May 2024 Pre-Funded Warrants had (i) an exercise price per share of common stock equal to $0.001 or (ii) a cashless exercise option, with the number of shares received determined according to the formula set forth in the May 2024 Pre-Funded Warrant. The May 2024 Pre-Funded Warrants were exercisable upon issuance and did not expire. The exercise price and the number of shares of common stock issuable upon exercise of the May 2024 Pre-Funded Warrants was subject to adjustment in the event of certain stock dividends and distributions, splits, combinations, reclassifications or similar events affecting the common stock. Holders of the May 2024 Pre-Funded Warrants participated in any distributions to common stockholders as if the holders had exercised the May 2024 Pre-Funded Warrants.

The Company determined that the May 2024 Pre-Funded Warrants were indexed to the Company’s own stock and met the requirements for equity classification. Proceeds allocated to such warrants totaled $0.5 million. All May 2024 Pre-Funded Warrants were exercised in June 2024, and none remain outstanding on June 30, 2024.

The May 2024 Common Stock Warrants have (i) an exercise price per share of common stock equal to $3.70 per share and (ii) a cashless exercise option if, at the time of exercise, there is no effective registration statement registering or the prospectus is not available for the issuance of the warrant shares to the holder, with the number of shares received determined according to the formula set forth in the May 2024 Common Stock Warrant. The May 2024 Common Stock Warrants are exercisable upon issuance and the May 2024 Series A Warrants expire on November 19, 2029 and the May 2024 Series B Warrants expire on November 17, 2025. The exercise price and the number of shares of common stock issuable upon exercise of the May 2024 Common Stock Warrants are subject to adjustment in the event of certain stock dividends and distributions, splits, combinations, reclassifications or similar events affecting the common stock. Holders of the May 2024 Common Stock Warrants will participate in any distributions to common stockholders as if the holders had exercised the May 2024 Common Stock Warrants. The May 2024 Common Stock Warrants are redeemable upon the occurrence of a Fundamental Transaction (as defined in the Common Stock Purchase Warrant Agreement).

The Company determined that the May 2024 Common Stock Warrants were indexed to the Company’s own stock and met the requirements for equity classification. Proceeds allocated to such warrants totaled $5.1 million. All May 2024 Common Stock Warrants remain outstanding on June 30, 2024.

In connection with the May 2024 offering, the Company entered into an agreement with Wainwright pursuant to which the Company issued to Wainwright’s designees warrants to purchase up to 141,772 shares of common stock (the “Wainwright Warrant”). The terms of the Wainwright Warrant are substantially the same as the terms of the May 2024 Series A Warrant except that they have an exercise price of $4.9375 per share. Additionally, upon exercise, if any, of the May 2024 Common Stock Warrants for cash, the Company shall pay Wainwright a cash fee of 7.0% of the aggregate gross exercise price paid in cash with respect thereto (the "Wainwright Contingent Cash Fee"). In addition, upon any exercise for cash of the May 2024 Common Stock Warrants, the Company shall issue to Wainwright or its designees warrants to purchase the number of shares of common stock equal to 7.0% of the aggregate number of shares of common stock underlying such May 2024 Common Stock Warrants that have been exercised and such warrants will be in the same form and terms as the Wainwright Warrant (the "Wainwright Contingent Warrant").

The Company determined that the Wainwright Warrant was indexed to the Company’s own stock and met the requirements for equity classification. Proceeds allocated to such warrants totaled $0.7 million. All Wainwright Warrants remain outstanding on June 30, 2024. The Company determined that the cash fees and deductions from gross proceeds and the Wainwright Warrant represented issuance costs incurred to facilitate the offering and, as such, were allocated to the common stock, May 2024 Pre-Funded Warrants, and May 2024 Common Stock Warrants as a reduction of proceeds. The Company determined that the Wainwright Contingent Cash Fee was a loss contingency that is not probable as of June 30, 2024 (see Note 14). The Company determined that the Wainwright Contingent Warrant was equity compensation with a performance condition that is not probable of being achieved as of June 30, 2024 (see Note 10).

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

Common Stock

The Company has authorized the issuance of 400,000,000 shares of $0.001 par value common stock. Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to the prior rights of holders of all classes of stock outstanding. As of June 30, 2024, a total of 1,489 shares, 8,261 shares, and 4,475,950 shares of common stock were reserved for issuance upon (i) the exercise of outstanding stock options, (ii) the issuance of stock awards, and (iii) the exercise of warrants, respectively, under the Company's 2014 Incentive Award Plan, Inducement Award Plan and 2014 Employee Stock Purchase Plan.

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

Canaccord, as agent, sold shares at the Company’s request through “at the market” offerings, subject to shelf limitations, in negotiated transactions at market prices prevailing at the time of sale or at prices related to such prevailing market prices, or by any other method permitted by law, including negotiated transactions. Canaccord received a fee of 3% of gross proceeds of common stock sold under the Equity Distribution Agreement for its services. Legal and accounting fees from sales under the Equity Distribution Agreement are charged to share capital. Under the Equity Distribution Agreement, the Company sold no shares of common stock during the three months ended June 30, 2024 and 2,146,055 shares of common stock during the three months ended June 30, 2023 for net proceeds of $18.4 million. Under the Equity Distribution Agreement, the Company sold 628,470 shares of common stock during the six months ended June 30, 2024 for net proceeds of $2.2 million, and 2,152,583 shares of common stock during the six months ended June 30, 2023 for net proceeds of $19.3 million.

On July 19, 2024, the Equity Distribution Agreement with Canaccord was terminated pursuant to the terms therein. The Company is not subject to any termination penalties related to the termination of the Equity Distribution Agreement.

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

The number of shares reserved for future issuance under the 2014 Plan is the sum of (1) 823,529 shares, (2) any shares that were granted under the 2006 Plan which are forfeited, lapse unexercised or are settled in cash subsequent to the effective date of the 2014 Plan and (3) an annual increase on the first day of each calendar year, beginning January 1, 2015 and ending on and including January 1, 2026, equal to the lesser of (A) 4% of the shares outstanding (on an as-converted basis) on the final day of the immediately preceding calendar year and (B) such smaller number of shares determined by the Company’s Board of Directors; provided, however, no more than 35 million shares may be issued upon the exercise of incentive stock options. As of June 30, 2024, there were 981,787 shares available for future grant under the 2014 Plan.

Inducement Award Plan

The Company’s Inducement Award Plan (the “Inducement Plan”), which was adopted in March 2018 without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq listing rules (“Rule 5635(c)(4)”) and most recently amended and restated in February 2023, provides for the grant of equity awards to new employees, including options, restricted stock awards, restricted stock units, performance awards, dividend equivalent awards, stock payment awards and stock appreciation rights. In accordance with Rule 5635(c)(4), awards under the Inducement Plan may only be made to a newly hired employee who has not previously been a member of the Company’s Board of Directors, or an employee who is being rehired following a bona fide period of non-employment by us as a material inducement to the employee’s entering into employment with us. The aggregate number of shares of common stock which may be issued or transferred pursuant to awards under the Inducement Plan is 6,925 shares. Any awards that forfeit, expire, lapse, or are settled for cash without the delivery of shares to the holder are available for the grant of an award under the Inducement Plan. Any shares repurchased by or surrendered to the Company that are returned shall be available for the grant of an award under the Inducement Plan. The payment of dividend equivalents in cash in conjunction with any outstanding award shall not be counted against the shares available for issuance under the Inducement Plan. As of June 30, 2024, there were 5,074 shares available for future grant under the Inducement Plan.

Stock Options

There were no stock options granted in the six months ended June 30, 2024. The aggregate fair value of stock options granted during the six months ended June 30, 2023 was immaterial and is being amortized into compensation expense over the vesting period of the options as the services are being provided.

The following is a summary of option activity under the Stock Incentive Plans and Inducement Plan (in thousands, except term, share and per share amounts):

	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value
Outstanding on December 31, 2023	1,573	$12,371.09	6.08	$—
Granted	—	—
Exercised	—	—
Forfeited	(33)	1,637.58
Cancelled	(51)	9,439.02
Outstanding on June 30, 2024	1,489	$12,709.40	5.55	$—
Exercisable on June 30, 2024	1,247	$14,994.04	4.94	$—
Vested or expected to vest on June 30, 2024	1,435	$13,167.68	5.42	$—

There were no options exercised in the six months ended June 30, 2024 and 2023. There were no stock options granted in the six months ended June 30, 2024. The weighted-average grant date fair values of stock options granted in the six months ended June 30, 2023 was $26.00 per share and were calculated using the following estimated assumptions:

	Six Months Ended June 30,
	2024	2023
Weighted-average risk-free interest rate	—	3.87%
Expected dividend yield	—	—%
Expected volatility	—	118%
Expected terms	—	6.0 years

The total fair values of stock options that vested during the six months ended June 30, 2024 and 2023 were $0.2 million and $0.5 million, respectively.

As of June 30, 2024, there was $0.1 million of total unrecognized compensation cost related to non-vested stock options granted under the Stock Incentive Plans and Inducement Plan. Total unrecognized compensation cost will be adjusted for future changes in the estimated forfeiture rate. The Company expects to recognize that cost over a remaining weighted-average period of 1.1 years as of June 30, 2024.

Wainwright Contingent Warrant

In connection with the May 2024 offering, the Company entered into an agreement with Wainwright pursuant to which, upon any exercise for cash of the May 2024 Common Stock Warrants, the Company shall issue to Wainwright or its designees warrants to purchase the number of shares of common stock equal to 7.0% of the aggregate number of shares of common stock underlying such May 2024 Common Stock Warrants that have been exercised and will be in the same form and terms as the Wainwright Warrant. The Wainwright Contingent Warrant has an exercise price of $4.9375 per share and the maximum amount of common stock issuable under the Wainwright Contingent Warrant is 283,544 shares. The Company determined that the Wainwright Contingent Warrant was equity compensation with a performance condition that is not probable of being achieved as of June 30, 2024.

The following is a summary of Wainwright Contingent Warrant activity (in thousands, except term, share and per share amounts):

	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value
Outstanding on December 31, 2023	—	$—	—	$—
Granted	283,544	4.9375
Exercised	—	—
Forfeited	—	—
Cancelled	—	—
Outstanding on June 30, 2024	283,544	$4.9375	5.39	$114
Exercisable on June 30, 2024	—	$—	—	$—
Vested or expected to vest on June 30, 2024	—	$—	—	$—

Restricted Stock Units

During the six months ended June 30, 2024, the Company awarded restricted stock units to certain employees and directors at no cost to them. The restricted stock units, excluding any restricted stock units with market conditions, vest through the passage of time, assuming continued service. Restricted stock units are not included in issued and outstanding common stock until the underlying shares are vested and released. The fair value of the restricted stock units, at the time of the grant, is expensed on a straight-line basis. The granted restricted stock units had an aggregate fair value of less than $0.1 million, which are being amortized into compensation expense over the vesting period of the restricted stock units as the services are being provided.

The following is a summary of restricted stock unit activity under the 2014 Plan and Inducement Plan:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Nonvested on December 31, 2023	3,691	$1,202.65
Granted	6,369	6.28
Vested	(1,549)	2,175.68
Forfeited	(250)	185.53
Nonvested on June 30, 2024	8,261	$127.49

As of June 30, 2024, there was $0.8 million of total unrecognized compensation cost related to nonvested restricted stock units granted. Total unrecognized compensation cost will be adjusted for future changes in the estimated forfeiture rate. The Company expects to recognize that cost over a remaining weighted-average period of 0.7 years, as of June 30, 2024.

Employee Stock Purchase Plan

Under the 2014 Employee Stock Purchase Plan (the “2014 ESPP”) participants may purchase the Company’s common stock during semi-annual offering periods at 85% of the lower of (i) the market value per share of common stock on the first day of the offering period or (ii) the market value per share of the common stock on the purchase date. Each participant can purchase up to a maximum of $25,000 per calendar year in fair market value as calculated in accordance with applicable tax rules. The first offering period began on August 7, 2014. Stock-based compensation expense from the 2014 ESPP was immaterial for both the three months ended June 30, 2024 and 2023. Stock-based compensation expense from the 2014 ESPP was immaterial for both the six months ended June 30, 2024 and 2023.

The 2014 ESPP, which was amended and restated effective October 2023, provides for the issuance of up to 400,000 shares of the Company’s common stock to eligible employees. On June 30, 2024, there were 391,630 shares available for issuance under the 2014 ESPP.

Stock-Based Compensation Expense

The following table summarizes the stock-based compensation expense resulting from awards granted under Stock Incentive Plans, the Inducement Plan and the 2014 ESPP, that was recorded in the Company’s results of operations for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cost of product revenue	$1	$18	$51	$109
Research and development	25	121	274	402
Selling, general and administrative	170	768	1,466	2,229
Total stock-based compensation expense	$196	$907	$1,791	$2,740

For the three and six months ended June 30, 2024 and 2023, stock-based compensation expense capitalized as part of inventory or T2-owned instruments and components was immaterial.

11. Net Loss Per Share

The Company applies the two-class method for computing earnings per share because its Series A Warrants, Pre-Funded Warrants and Common Stock Warrants, and May 2024 Pre-Funded Warrants and Common Stock Warrants are participating securities. Because the Company incurred a net loss for the three and six months ended June 30, 2024 and 2023, and the holders of the participating securities do not have the contractual obligation to share in the losses of the Company, none of the net loss attributable to common stockholders was allocated to the participating securities when computing earnings per share. The basic and diluted net loss per share calculation includes the Series B Convertible Preferred Shares and Series A Convertible Preferred Shares, on an if-converted basis, given that these instruments have essentially the same economic rights and privileges as the currently outstanding common stock.

The Pre-Funded Warrants allowed the holders to acquire a specified number of common shares at a nominal exercise price of $0.10 per share and were classified as equity. Since the shares underlying the Pre-Funded Warrants were exercisable for little or no consideration, the underlying shares were considered outstanding at the issuance of the Pre-Funded Warrants for purposes of calculating the weighted-average number of shares of common stock outstanding in basic and diluted earnings per share for common stock. At June 30, 2024, none of the Pre-Funded Warrants were outstanding.

The May 2024 Pre-Funded Warrants allowed the holders to acquire a specified number of common shares at a nominal exercise price of $0.001 per share and were classified as equity. Since the shares underlying the May 2024 Pre-Funded Warrants were exercisable for little or no consideration, the underlying shares were considered outstanding at the issuance of the May 2024 Pre-Funded Warrants for purposes of calculating the weighted-average number of shares of common stock outstanding in basic and diluted earnings per share for common stock. At June 30, 2024, none of the May 2024 Pre-Funded Warrants were outstanding.

The following shares were excluded from the calculation of diluted net loss per share applicable to common stockholders, prior to the application of the treasury stock or if-converted methods, because their effect would have been anti-dilutive for the periods presented:

	For the Three and Six Months Ended June 30,
	2024	2023
Options to purchase common shares	1,489	1,887
Restricted stock units	8,261	3,782
Term Loan Warrants	218	218
Series A Warrant	428	428
Common Stock Warrants	66,665	68,518
May 2024 Common Stock Warrants	4,050,634	—
Wainwright Warrant	141,772	—
Wainwright Contingent Warrant	283,544	—
Total	4,553,011	74,833

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

The Company recorded no contribution revenue for the three months ended June 30, 2024 and 2023 under the BARDA contract. The Company recorded no contribution revenue for the six months ended June 30, 2024 and $0.4 million of contribution revenue for the six months ended June 30, 2023 under the BARDA contract.

The Company had no outstanding accounts receivable on June 30, 2024 and December 31, 2023 under the BARDA contract.

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

In August 2010, the Company entered into an operating lease for office and laboratory space at its headquarters in Lexington, Massachusetts. The lease commenced in January 2011, with the Company providing a security deposit of $400,000. In accordance with the operating lease agreement, the Company reduced its security deposit to $160,000 in January 2018, which is recorded as restricted cash in the condensed consolidated balance sheets. In March 2017, the Company entered into an amendment to extend the term to December 2021. In October 2020, the Company entered into an amendment to extend the term to December 31, 2028. In accordance with the October 2020 amendment, the Company increased its security deposit to $420,438, which is classified as restricted cash on June 30, 2024 and December 31, 2023.

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

In November 2014, the Company entered into a lease for additional laboratory space in Lexington, Massachusetts. The lease term commenced in April 2015 and extended for six years. The rent expense, inclusive of the escalating rent payments, is recognized on a straight-line basis over the lease term. As an incentive to enter into the lease, the landlord paid approximately $1.4 million of the $2.2 million space build-out costs. The unamortized balance of the lease incentive as of January 1, 2019 was reclassified as a reduction to the initial recognition of the right-of-use asset related to this lease. In connection with this lease agreement, the Company paid a security deposit of $281,000, which was recorded as a component of both prepaid expenses and other current assets and other assets in the condensed consolidated balance sheets on December 31, 2019. In October 2020, the Company entered into an amendment to extend the term of the lease to October 31, 2025. In accordance with this amendment, the Company paid a replacement security deposit of $130,977, which is classified as restricted cash on June 30, 2024 and December 31, 2023 and received the initial $281,000 security deposit in return.

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

Operating leases are amortized over the lease term and included in costs and expenses in the condensed consolidated statement of operations. Variable lease costs are recognized in costs and expenses in the condensed consolidated statement of operations as incurred. Variable lease costs may include costs such as common area maintenance, utilities, real estate taxes or other costs. Expenses related to short-term leases were not material for the periods presented.

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

In connection with the May 2024 offering, the Company entered into an agreement with Wainwright pursuant to which, upon exercise, if any, of the May 2024 Common Stock Warrants for cash, the Company shall pay Wainwright a cash fee of 7.0% of the aggregate gross exercise price paid in cash with respect thereto. None of the May 2024 Common Stock Warrants have been exercised as of June 30, 2024. The Company determined that the Wainwright Contingent Cash Fee was a loss contingency that is not probable as of June 30, 2024. The maximum potential cash payout of the Wainwright Contingent Cash Fee is approximately $1.0 million.

License Agreement

In 2006, the Company entered into a license agreement with a third party, pursuant to which the third party granted the Company an exclusive, worldwide, sublicensable license under certain patent rights to make, use, import and commercialize products and processes for diagnostic, industrial and research and development purposes. The Company agreed to pay an annual license fee ranging from $5,000 to $25,000 for the royalty‑bearing license to certain patents. The Company also issued a total of 16 shares of common stock pursuant to the agreement in 2006 and 2007, which were recorded at fair value at the date of issuance. The Company is required to pay royalties on net sales of products and processes that are covered by patent rights licensed under the agreement at a percentage ranging between 0.5% - 3.5%, subject to reductions and offsets in certain circumstances, as well as a royalty on net sales of products that the Company sublicenses at 10% of specified gross revenue. Royalties that became due under this agreement for the three and six months ended June 30, 2024 and 2023 were immaterial.

Letter Agreements

On March 31, 2024, the Company entered into letter agreements with Mr. Sprague and Mr. Gibbs that provide for the payment of a retention bonus in the total aggregate amount of $80,000, to be paid in two installments of $40,000. The first installment, in the amount of $40,000, was paid in June 2024, and the second installment, in the amount of $40,000, shall be paid within five business days following November 15, 2024. Each such installment payment is subject to the applicable executive's continued employment through such payment date.

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

15. Subsequent Events

On July 19, 2024, the Equity Distribution Agreement with Canaccord was terminated pursuant to the terms therein. The Company is not subject to any termination penalties related to the termination of the Equity Distribution Agreement.

Wainwright Equity Distribution Agreement

On July 19, 2024, the Company entered into an Equity Distribution Agreement (the "Wainwright Equity Distribution Agreement”) with H.C. Wainwright & Co., LLC, as agent (“Wainwright”), pursuant to which the Company may offer and sell shares of common stock, for aggregate gross sale proceeds of up to $14.7 million from time to time from the effective date of the respective registration statement through Wainwright. We pay Wainwright for its services of acting as agent 3% of the gross proceeds from the sale of the shares pursuant to the Wainwright Equity Distribution Agreement. Legal and accounting fees are reclassified to share capital upon issuance of shares under the Wainwright Equity Distribution Agreement.

Subsequent to June 30, 2024, the Company sold 120,865 shares for net proceeds of $0.6 million under the Wainwright Equity Distribution Agreement.

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

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements are subject to numerous risks, including, without limitation, the following:

•
our ability to continue as a going concern and our management identifying substantial doubt about our ability to continue as a going concern;
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

We have never been profitable and have incurred net losses in each year since inception. Our accumulated deficit on June 30, 2024 was $606.8 million and we have experienced cash outflows from operating activities since inception. Substantially all of our net losses resulted from costs incurred in connection with our research and development programs, from selling, general and administrative costs associated with our operations, and costs of product revenue. We have incurred significant commercialization expenses related to product sales, marketing, manufacturing and distribution of our FDA-cleared products, the T2Dx Instrument, T2Candida Panel, T2Bacteria Panel, and T2Biothreat Panel. In addition, we will continue to incur significant costs and expenses as we continue to develop other product candidates, improve existing products and maintain, expand and protect our intellectual property portfolio. We may seek to fund our operations through public equity or private equity or debt financings, as well as other sources. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements if and when needed would have a negative impact on our business, results of operations and financial condition and our ability to develop, commercialize and drive adoption of the T2Dx Instrument and the T2Candida, T2Bacteria, T2Resistance, and T2Biothreat Panels and future products.

We are subject to a number of risks similar to other early commercial stage life science companies, including, but not limited to commercially launching our products, development and market acceptance of our product candidates, development by our competitors of new technological innovations, protection of proprietary technology, and raising additional capital.

We believe that our cash and cash equivalents of $4.2 million on June 30, 2024 will not be sufficient to fund our current operating plan through the third quarter of 2024. Certain elements of our operating plan cannot be considered probable, and in order to support our business we initiated a process to explore a range of strategic alternatives focused on maximizing value.

As part of our strategic restructuring program, we initiated a workforce reduction of nearly 30% in May 2023. Additionally, we are continuing to explore alternative strategic options, including an acquisition, merger, reverse merger, other business combination, sale of assets or licensing. We have also converted an aggregate of $30.0 million of outstanding principal under the Term Loan Agreement in exchange for equity in 2024, reducing total debt to CRG by approximately 80% percent from May 2023 amounts.

The Term Loan Agreement with CRG (See Note 6) has a minimum liquidity covenant which initially required us to maintain a minimum cash balance of $5.0 million. In May 2023, CRG reduced the minimum liquidity covenant under the Term Loan Agreement from $5.0 million to $500,000 until December 31, 2023. In July 2023, April 2024, and May 2024, the Company converted $10.0 million, $15.0 million, and $15.0 million, respectively, of the outstanding debt with CRG to equity. In October 2023, the Term Loan Agreement was amended to extend both the interest-only period and the maturity date by one year from December 30, 2024 to December 31, 2025, and permanently reduce the minimum liquidity covenant from $5.0 million to $500,000.

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

On November 20, 2023, the Company received written notice from Nasdaq informing the Company that it no longer satisfied the MVLS Rule. In accordance with the terms of the Mandatory Panel Monitor, the Company was not granted a grace period but rather issued a delist determination, which will be stayed if the Company exercises its right to appeal by requesting a hearing and paying a non-refundable $20,000 fee. The Company has paid the $20,000 applicable fee and requested a new hearing, which will stay any further action by Nasdaq at least pending the issuance of its decision and the expiration of any extension that may be granted to the Company as a result of the hearing. The Company’s common stock will remain listed and eligible to trade on Nasdaq pending the outcome of the hearing. On February 15, 2024, the Company appealed to the Nasdaq Hearings Panel for an extension to the time period in which to regain compliance with the MVLS Rule. On March 11, 2024, the Company received notice from the Nasdaq Hearings Panel that it had granted the Company’s request for continued listing on Nasdaq, subject to the Company demonstrating compliance with Nasdaq’s MVLS Rule on or before May 20, 2024. On May 21, 2024, the Company received written notice from Nasdaq informing the Company that it has regained compliance with the MVLS Rule for continued listing on the Nasdaq Capital Market.

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

Change in fair value of warrant liabilities

The change in fair value of warrant liabilities consists of the changes in fair value of the Common Stock Warrants and Series A Warrant.

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

Results of Operations for the Three Months Ended June 30, 2024 and 2023

	Three Months Ended June 30,
	2024	2023	Change
	(in thousands)
Revenue:
Product revenue	$1,952	$1,964	$(12)
Total revenue	1,952	1,964	(12)
Costs and expenses:
Cost of product revenue	2,693	4,869	(2,176)
Research and development	3,361	3,850	(489)
Selling, general and administrative	5,473	6,296	(823)
Total costs and expenses	11,527	15,015	(3,488)
Loss from operations	(9,575)	(13,051)	3,476
Other income (expense):
Interest expense to related party	(478)	(1,541)	1,063
Change in fair value of derivative related to Term Loan with related party	1,238	1,022	216
Change in fair value of warrant liabilities	(180)	7,192	(7,372)
Other, net	32	31	1
Total other expense	612	6,704	(6,092)
Net loss	$(8,963)	$(6,347)	$(2,616)

Product revenue

Product revenue was $2.0 million for the three months ended June 30, 2024 compared to $2.0 million for the three months ended June 30, 2023, a decrease of less than $0.1 million, which was driven by lower instrument sales of $0.4 million, offset by higher consumables sales of $0.4 million.

Cost of product revenue

Cost of product revenue was $2.7 million for the three months ended June 30, 2024, compared to $4.9 million for the three months ended June 30, 2023, a decrease of $2.2 million. The decrease was driven by $1.5 million of decreased costs because of a change in build plan and manufacturing efficiencies, $0.9 million of costs related to lower instrument sales, and $0.1 million of lower service and repair costs, partially offset by $0.3 million of increased costs related to higher consumable sales.

Research and development expenses

Research and development expenses were $3.4 million for the three months ended June 30, 2024, compared to $3.9 million for the three months ended June 30, 2023, a decrease of $0.5 million. Payroll related and stock-based compensation expenses decreased by $0.5 million due to lower employee headcount, lab and facility expenses decreased by $0.5 million due to lower employee headcount and material purchases, and clinical expenses decreased by $0.2 million, partially offset by increased research and development project related expenses of $0.7 million.

Selling, general and administrative expenses

Selling, general and administrative expenses were $5.5 million for the three months ended June 30, 2024, compared to $6.3 million for the three months ended June 30, 2023, a decrease of $0.8 million. The decrease was driven by lower payroll related and stock-based compensation expenses of $1.0 million primarily due to lower employee headcount and $0.1 million of decreased costs related to IT support services and facilities, partially offset by a $0.2 million increase in consulting and legal expenses and $0.1 million of increased other costs.

Interest expense to related party

Interest expense to related party was $0.5 million and $1.5 million for the three months ended June 30, 2024 and 2023, respectively. Interest expense to related party decreased by $1.0 million primarily due to the cancellation of $10.0 million, $15.0 million, and $15.0 million of the CRG Term Loan’s principal in exchange for equity in July 2023, April 2024, and May 2024, respectively.

Change in fair value of derivative related to Term Loan with related party

The change in fair value of the derivative instrument associated with the CRG Term Loan Agreement (see Note 6 of the notes to our condensed consolidated financial statements) was a $1.2 million reduction of expense for the three months ended June 30, 2024, compared to a $1.0 million reduction of expense for the three months ended June 30, 2023.

Change in fair value of warrant liabilities

The change in fair value of warrant liabilities consists of $0.2 million of expense primarily associated with the Common Stock Warrants (see Note 8 of the notes to our condensed consolidated financial statements) for the three months ended June 30, 2024. The change in fair value of the warrant liabilities consists of a $7.2 million reduction of expense during the three months ended June 30, 2023.

Other, net

Other, net was immaterial for both the three months ended June 30, 2024 and 2023.

Results of Operations for the Six Months Ended June 30, 2024 and 2023

	Six Months Ended June 30,
	2024	2023	Change
	(in thousands)
Revenue:
Product revenue	$4,013	$3,619	$394
Contribution revenue	—	423	(423)
Total revenue	4,013	4,042	(29)
Costs and expenses:
Cost of product revenue	6,895	8,864	(1,969)
Research and development	7,082	8,321	(1,239)
Selling, general and administrative	12,211	13,595	(1,384)
Total costs and expenses	26,188	30,780	(4,592)
Loss from operations	(22,175)	(26,738)	4,563
Other income (expense):
Interest expense to related party	(1,657)	(3,063)	1,406
Change in fair value of derivative related to Term Loan with related party	1,130	252	878
Change in fair value of warrant liabilities	(152)	5,888	(6,040)
Other, net	357	(651)	1,008
Total other expense	(322)	2,426	(2,748)
Net loss	$(22,497)	$(24,312)	$1,815

Product revenue

Product revenue was $4.0 million for the six months ended June 30, 2024 compared to $3.6 million for the six months ended June 30, 2023, an increase of $0.4 million, which was driven by higher consumables sales of $0.6 million, offset by lower instrument sales of $0.2 million.

Contribution revenue

Contribution revenue relates to our BARDA agreement and we had no contribution revenue for the six months ended June 30, 2024 and $0.4 million of contribution revenue for the six months ended June 30, 2023. The BARDA contract expired in September 2023.

Cost of product revenue

Cost of product revenue was $6.9 million for the six months ended June 30, 2024, compared to $8.9 million for the six months ended June 30, 2023, a decrease of $2.0 million. The decrease was driven by $1.9 million of decreased costs because of a change in build plan and manufacturing efficiencies, $0.4 million of costs related to lower instrument sales, and $0.3 million of lower service and repair costs, partially offset by $0.5 million of increased costs related to higher consumable sales and $0.1 increased shipping and other costs.

Research and development expenses

Research and development expenses were $7.1 million for the six months ended June 30, 2024, compared to $8.3 million for the six months ended June 30, 2023, a decrease of $1.2 million. Payroll related and stock-based compensation expenses decreased by $1.4 million due to lower employee headcount, lab and facility expenses decreased by $0.6 million due to lower employee headcount and material purchases, clinical expenses decreased by $0.4 million, and consulting expenses decreased by $0.1 million, partially offset by increased research and development project related expenses of $1.3 million.

Selling, general and administrative expenses

Selling, general and administrative expenses were $12.2 million for the six months ended June 30, 2024, compared to $13.6 million for the six months ended June 30, 2023, a decrease of $1.4 million. The decrease was driven by lower payroll related and stock-based compensation expenses of $1.8 million primarily due to lower employee headcount and lower other expenses of $0.1 million, partially offset by a $0.4 million increase in consulting and legal expenses and $0.1 million of increased costs related to IT support services and facilities.

Interest expense to related party

Interest expense to related party was $1.7 million and $3.1 million for the six months ended June 30, 2024 and 2023, respectively. Interest expense to related party decreased by $1.4 million primarily due to the cancellation of $10.0 million, $15.0 million, and $15.0 million of the CRG Term Loan’s principal in exchange for equity in July 2023, April 2024, and May 2024, respectively.

Change in fair value of derivative related to Term Loan with related party

The change in fair value of the derivative instrument associated with the CRG Term Loan Agreement (see Note 6 of the notes to our condensed consolidated financial statements) was a $1.1 million reduction of expense for the six months ended June 30, 2024, compared to a $0.3 million reduction of expense for the six months ended June 30, 2023.

Change in fair value of warrant liabilities

The change in fair value of warrant liabilities consists of $0.2 million of expense primarily associated with the Common Stock Warrants (see Note 8 of the notes to our condensed consolidated financial statements) for the six months ended June 30, 2024. The change in fair value of the warrant liabilities consists of a $5.9 million reduction of expense during the six months ended June 30, 2023.

Other, net

Other, net was a reduction of expense of $0.4 million for the six months ended June 30, 2024, primarily consisting of a $0.3 million cash prize received for the Phase 2 LymeX Diagnostics Prize and $0.1 million of dividend income. Other, net was $0.7 million of expense for the six months ended June 30, 2023, primarily consisting of issuance costs allocated to the Common Stock Warrants.

Liquidity and Capital Resources

We have incurred losses and cumulative negative cash flows from operations since our inception, and as of June 30, 2024 and December 31, 2023, we had an accumulated deficit of $606.8 million and $584.3 million, respectively. We have incurred significant commercialization expenses related to product sales, marketing, manufacturing and distribution. We may seek to continue to fund our operations through public equity or private equity or debt financings, as well as other sources. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements if and when needed would have a negative impact on our business, results of operations and financial condition.

Historically, the Company has primarily funded its operations through public equity and private debt financings. The Company believes its cash position is insufficient to fund future operations without financings by mid-third quarter of 2024. Financings may include public or private equity or debt financings. These financings may not be successful, however, or on terms favorable to the Company or its stockholders which would have a negative impact on the Company’s business, results of operations, financial condition and the Company’s ability to develop and commercialize its products and ultimately operate as a going-concern.

Equity Distribution Agreement

On March 31, 2021, the Company entered into an Equity Distribution Agreement (“Equity Distribution Agreement”) with Canaccord Genuity LLC, as agent (“Canaccord”), pursuant to which the Company may offer and sell shares of common stock, for aggregate gross sale proceeds of up to $75.0 million from time to time from the effective date of the respective registration statement through Canaccord. In July 2023, the Company filed an amendment to the prospectus supplement relating to the offer and sale of shares under the Equity Distribution Agreement to increase the maximum amount of shares that the Company may sell pursuant to its Equity Distribution Agreement with Canaccord Genuity by $65 million. At the time of the amendment, the Company had sold shares of its common stock for gross proceeds of $71.3 million. Under the Equity Distribution Agreement, the Company sold no shares of common stock during the three months ended June 30, 2024 and 2,146,055 shares of common stock during the three months ended June 30, 2023 for net proceeds of $18.4 million. Under the Equity Distribution Agreement, the Company sold 628,470 shares of common stock during the six months ended June 30, 2024 for net proceeds of $2.2 million, and 2,152,583 shares of common stock during the six months ended June 30, 2023 for net proceeds of $19.3 million.

We paid Canaccord for its services of acting as agent 3% of the gross proceeds from the sale of the shares pursuant to the Equity Distribution Agreement. Legal and accounting fees are reclassified to share capital upon issuance of shares under the Equity Distribution Agreement.

On July 19, 2024, the Equity Distribution Agreement with Canaccord was terminated pursuant to the terms therein. The Company is not subject to any termination penalties related to the termination of the Equity Distribution Agreement.

Wainwright Equity Distribution Agreement

On July 19, 2024, the Company entered into an Equity Distribution Agreement (the "Wainwright Equity Distribution Agreement”) with H.C. Wainwright & Co., LLC, as agent (“Wainwright”), pursuant to which the Company may offer and sell shares of common stock, for aggregate gross sale proceeds of up to $14.7 million from time to time from the effective date of the respective registration statement through Wainwright. We pay Wainwright for its services of acting as agent 3% of the gross proceeds from the sale of the shares pursuant to the Wainwright Equity Distribution Agreement. Legal and accounting fees are reclassified to share capital upon issuance of shares under the Wainwright Equity Distribution Agreement.

Subsequent to June 30, 2024, the Company sold 120,865 shares for net proceeds of $0.6 million under the Wainwright Equity Distribution Agreement.

Plan of operations and future funding requirements

As of June 30, 2024, we had unrestricted cash and cash equivalents of approximately $4.2 million. Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, costs related to our products, clinical trials, laboratory and related supplies, supplies and materials used in manufacturing, legal and other regulatory expenses and general overhead costs.

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

Going Concern

We believe that our cash and cash equivalents of $4.2 million on June 30, 2024 will not be sufficient to fund our current operating plan at least a year from issuance of these condensed consolidated financial statements unless additional funds are raised mid-third quarter of 2024. Certain elements of our operating plan cannot be considered probable.

The Company's Term Loan Agreement (see Note 6 of the notes to our condensed consolidated financial statements) has a minimum liquidity covenant, which initially required the Company to maintain a minimum cash balance of $5.0 million. In May 2023, CRG reduced the minimum liquidity covenant under the Term Loan Agreement from $5.0 million to $500,000 until December 31, 2023. In July 2023, April 2024, and May 2024, the Company converted $10.0 million, $15.0 million, and $15.0 million, respectively, of the outstanding debt principal with CRG to equity. In October 2023, the Term Loan Agreement was amended to extend both the interest-only period and the maturity date by one year from December 30, 2024 to December 31, 2025, and permanently reduce the minimum liquidity covenant from $5.0 million to $500,000. There can be no assurances that the Company will continue to be in compliance with the cash covenant in future periods without additional funding.

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

On November 20, 2023, the Company received written notice from Nasdaq informing the Company that it no longer satisfied the MVLS Rule. In accordance with the terms of the Mandatory Panel Monitor, the Company was not granted a grace period but rather issued a delist determination, which will be stayed if the Company exercises its right to appeal by requesting a hearing and paying a non-refundable $20,000 fee. The Company has paid the $20,000 applicable fee and requested a new hearing, which will stay any further action by Nasdaq at least pending the issuance of its decision and the expiration of any extension that may be granted to the Company as a result of the hearing. On February 15, 2024, the Company appealed to the Nasdaq Hearings Panel for an extension to the time period in which to regain compliance with the MVLS Rule. On March 11, 2024, the Company received notice from the Nasdaq Hearings Panel that it had granted the Company’s request for continued listing on Nasdaq, subject to the Company demonstrating compliance with Nasdaq’s MVLS Rule on or before May 20, 2024. On May 21, 2024, the Company received written notice from Nasdaq informing the Company that it has regained compliance with the MVLS Rule for continued listing on the Nasdaq Capital Market.

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

Cash flows

The following is a summary of cash flows for each of the periods set forth below:

	Six Months Ended June 30,
	2024	2023
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(20,924)	$(25,327)
Investing activities	—	(153)
Financing activities	9,481	30,235
Net change in cash, cash equivalents and restricted cash	$(11,443)	$4,755

Net cash used in operating activities

Net cash used in operating activities was approximately $20.9 million for the six months ended June 30, 2024 and consisted of a net loss of $22.5 million adjusted for non-cash items including stock-based compensation expense of $1.8 million, non-cash lease expense of $0.7 million, non-cash interest expense to related party of $0.4 million, a change in fair value of warrant liabilities of $0.2 million, depreciation and amortization expense of $0.1 million, a change in fair value of the derivative related to Term Loan with related party of $1.1 million, and a net change in operating assets and liabilities of $0.5 million. The net change in operating assets and liabilities was primarily driven by a decrease in operating lease liabilities of $0.8 million, a decrease in accrued expenses and other liabilities of $0.6 million, and an increase in inventory of $0.4 million due to the timing of purchases and shipments, partially offset by a decrease in prepaid expenses and other assets of $1.0 million due to the timing of deposits for goods and services, an increase in accounts payable of $0.2 million due to the timing of invoices and payments and a decrease in accounts receivable of $0.1 million due to the timing and volume of instrument and consumable sales.

Net cash used in operating activities was approximately $25.3 million for the six months ended June 30, 2023 and consisted of a net loss of $24.3 million adjusted for non-cash items including stock-based compensation expense of $2.7 million, a change in fair value of the derivative related to Term Loan with related party of $0.3 million, non-cash interest expense to related party of $1.1 million, non-cash lease expense of $0.7 million, depreciation and amortization expense of $0.5 million, a change in fair value of warrant liabilities of $5.9 million, issuance costs related to Common Stock Warrants of $0.7 million, and a net change in operating assets and liabilities of $0.5 million. The net change in operating assets and liabilities was primarily driven by a decrease in accrued expenses of $1.9 million primarily due to the payout of 2022 bonuses and $0.1 million reduction to legal fees due to expensing of the $0.1 million rent deposit for the Billerica lease, a decrease in operating lease liabilities of $0.6 million, an increase in inventory of $0.4 million due to market increases for securing raw materials and bulk materials purchases, partially offset by an increase in accounts payable of $0.9 million due to timing of invoices and payments, a decrease in accounts receivable of $0.8 million due to payment from BARDA and the timing and volume of instrument and consumable sales, a decrease in prepaid expenses and other assets of $0.6 million due to timing of deposits for goods and services, and an increase in deferred revenue of $0.1 million.

Net cash used in investing activities

There was no net cash provided by or used in investing activities for the six months ended June 30, 2024.

Net cash used in investing activities was $0.2 million for the six months ended June 30, 2023, and consisted of equipment purchases.

Net cash provided by financing activities

Net cash provided by financing activities was approximately $9.5 million for the six months ended June 30, 2024, and consisted of proceeds from the May 2024 private offering, net of issuance costs, of $7.3 million and proceeds from sales of our common stock under the Equity Distribution Agreement, net of issuance costs, of $2.2 million.

Net cash provided by financing activities was approximately $30.2 million for the six months ended June 30, 2023, and consisted primarily of proceeds from sales of our common stock under the Equity Distribution Agreement, net of issuance costs, of $19.3 million and proceeds from the February 2023 public offering, net of issuance costs, of $10.9 million.

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

The Term Loan’s principal is prepayable at any time partially or in full without a prepayment penalty. Borrowings are collateralized by a lien on substantially all of our assets, including intellectual property. The Term Loan Agreement provides for affirmative and negative covenants, and initially included a requirement to maintain a minimum cash balance of $5.0 million. The Term Loan Agreement includes a subjective acceleration clause whereby an event of default, including a material adverse change in the business, operations, or conditions (financial or otherwise), could result, at CRG’s discretion, in the acceleration of the obligations under the Term Loan Agreement. Under certain circumstances, a default interest rate of an additional 4.0% per annum may apply, at CRG’s discretion, on all outstanding obligations during the occurrence and continuance of an event of default.

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
▪
In July 2023, CRG canceled $10.0 million of the Term Loan’s principal in exchange for 483,457 shares of common stock and 93,297 shares of Series B Convertible Preferred Stock. In connection with the principal cancelation, CRG waived the final payment fees associated with the canceled principal.
▪
In October 2023, the interest-only period and maturity of the Term Loan were extended to December 31, 2025 and the $500,000 liquidity covenant was made permanent.
•
In 2024:
▪
In April 2024, CRG canceled $15.0 million of the Term Loan's principal in exchange for 3,280,618 shares of common stock and 17,160.48 shares of Series A Convertible Preferred Stock. In connection with the principal cancelation, CRG waived the final payment fees associated with the canceled principal. In addition, the Term Loan Agreement was amended to extend the period in which the Company may elect to pay a portion of the accrued paid-in-kind interest to the earlier of (a) December 31, 2025 and (b) the date on which a default has occurred.
▪
In May 2024, CRG canceled $15.0 million of the Term Loan's principal in exchange for 4,748,335 shares of common stock. In connection with the principal cancelation, CRG waived the final payment fees associated with the canceled principal. In addition, the Term Loan Agreement was amended to allow CRG or their affiliates to acquire a majority of shares in the Company without causing a change of control as defined under the Term Loan Agreement.

The warrants to purchase 218 shares of our common stock remain outstanding on June 30, 2024. There were no covenant violations during the three and six months ended June 30, 2024.

Amendments made in February 2022, November 2022, October 2023, and the partial principal cancellation in July 2023, April 2024, and May 2024 were accounted for as troubled debt restructurings. For all restructurings, at the time of the restructuring the future undiscounted cash outflows required under the amended agreement exceeded the carrying value of the debt and no gain was recognized as a result of the restructurings. The effects of each restructuring were accounted for prospectively.

Classification

The Term Loan Agreement with CRG was classified as a current liability both June 30, 2024 and December 31, 2023. In May 2023, we received a modification and waiver reducing the Term Loan’s minimum cash covenant from $5.0 million to $500,000 until December 31, 2023. In addition, in October 2023, the interest-only period and maturity of the Term Loan were extended to December 31, 2025, and the $500,000 liquidity covenant was made permanent. Because management believes it is probable that we will not be able to comply with the covenant unless additional funds are raised, we concluded that the Term Loan and related liabilities should be classified as current.

We have a single compound derivative instrument related to our Term Loan Agreement that requires us to pay additional interest of 4% per annum upon an event of default or if any obligation other than the unpaid principal amount of the Term Loan is not paid when due. Fair value is determined quarterly. The fair value of the derivative was $0.4 million and $1.6 million as of June 30, 2024 and December 31, 2023, respectively, and is classified as a current liability on the condensed consolidated balance sheets to match the classification of the related Term Loan Agreement.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Management, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of June 30, 2024. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized, and reported on a timely basis and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.

Based on the evaluation of our disclosure controls and procedures as of June 30, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company’s disclosure controls and procedures were not effective due to material weaknesses in our internal control over (1) the timeliness of assumptions and accounting conclusions reached for unusual transactions, (2) the accounting impact of changes in our sales demand forecast, (3) our year-end reagent inventory count process, and (4) the review of the year-end tax provision and 382 study prepared by third-party experts. Each of these material weaknesses were included in the Form 10-K for the year ended December 31, 2023 and remain unremediated as of June 30, 2024.

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

As of June 30, 2024, we had $4.2 million in unrestricted cash and cash equivalents which, without additional funding, will not be sufficient to meet our obligations within the next twelve months from the date of issuance of this Quarterly Report. The Company believes its cash position is insufficient to fund future operations without financings by mid-third quarter 2024. Based on their assessment, our management has raised concerns about our ability to continue as a going concern. As substantial doubt about our ability to continue as a going concern exists, our ability to finance our operations through equity financing or otherwise could be impaired. Our ability to fund working capital, make capital expenditures, and service our debt depends on our ability to generate cash from operating activities, which is subject to its future operating success, and obtain financing on reasonable terms, which is subject to factors beyond our control, including general economic, political, and financial market conditions. The capital markets have in the past experienced, are currently experiencing, and may in the future experience, periods of upheaval that could impact the availability and cost of financing and there can be no assurances that such financing will be available to the Company on satisfactory terms, or at all. Management continues to explore raising additional capital through equity financing to supplement the Company’s capitalization and liquidity, but there can be no assurance that such financing will be available on terms commercially acceptable to the Company, or at all.

Our failure to maintain the continued listing requirements of The Nasdaq Capital Market could result in a delisting of our common stock.

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

On November 20, 2023, the Company received written notice from Nasdaq informing the Company that it no longer satisfied the MVLS Rule. In accordance with the terms of the Mandatory Panel Monitor, the Company was not granted a grace period but rather issued a delist determination, which will be stayed if the Company exercises its right to appeal by requesting a hearing and paying a non-refundable $20,000 fee. The Company has paid the $20,000 applicable fee and requested a new hearing, which will stay any further action by Nasdaq at least pending the issuance of its decision and the expiration of any extension that may be granted to the Company as a result of the hearing. The Company’s common stock will remain listed and eligible to trade on Nasdaq pending the outcome of the hearing. On February 15, 2024, the Company appealed to the Nasdaq Hearings Panel for an extension to the time period in which to regain compliance with the MVLS Rule. On March 11, 2024, the Company received notice from the Nasdaq Hearings Panel that it had granted the Company’s request for continued listing on Nasdaq, subject to the Company demonstrating compliance with Nasdaq’s MVLS Rule on or before May 20, 2024. On May 21, 2024, the Company received written notice from Nasdaq informing the Company that it has regained compliance with the MVLS Rule for continued listing on the Nasdaq Capital Market.

The failure to maintain the continued listing of our common stock on the Nasdaq may make it more difficult for us to raise capital on favorable terms in the future. Such a delisting would likely have a negative effect on the price of our common stock and would impair your ability to sell or purchase our common stock when you wish to do so. Further, if we were to be delisted from Nasdaq, our common stock would cease to be recognized as covered securities and we would be subject to regulation in each state in which we offer our securities. Moreover, there is no assurance that any actions that we take to restore our compliance with the MVLS Rule would stabilize the market price or improve the liquidity of our common stock, prevent our common stock from falling below the minimum value of listed securities required for continued listing again, or prevent future non-compliance with Nasdaq’s listing requirements.

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

3.8

Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K (File No. 001-36571) filed on April 18, 2024)

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

4.4	Form of Warrant (incorporated by reference to Exhibit 4.1 of the Company’s Form 10-Q (File No. 001-36571) filed on August 16, 2022)

4.5	Pre-Funded Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K (File No. 001-36571) filed on February 16, 2023)

4.6	Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K (File No. 001-36571) filed on February 16, 2023)

4.7	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K (File No. 001-36571) filed on May 20, 2024)

4.8	Form of Series A Warrant (incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K (File No. 001-36571) filed on May 20, 2024)

4.9	Form of Series B Warrant (incorporated by reference to Exhibit 4.3 of the Company’s Form 8-K (File No. 001-36571) filed on May 20, 2024)

4.10	Form of Wainwright Warrant (incorporated by reference to Exhibit 4.4 of the Company’s Form 8-K (File No. 001-36571) filed on May 20, 2024)

10.1

Consent and Amendment No. 10 to Term Loan Agreement, dated April 12, 2024, by and among the Company, CRG Servicing LLC, as administrative agent and collateral agent, and the lenders party thereto (incorporated by reference to Exhibit 10,1 of the Company’s Form 8-K (File No. 001-36571) filed on April 18, 2024)

Exhibit Number	Exhibit Description
10.2

Securities Purchase Agreement, dated May 3, 2024 by and between the Company and the Lenders party thereto (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (File No. 001-36571) filed on May 6, 2024)

10.3

Consent and Amendment No. 11 to Term Loan Agreement, dated May 3, 2024 by and between the Company and the Lenders party thereto (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K (File No. 001-36571) filed on May 6, 2024)

10.4

Form of Securities Purchases Agreement, dated as of May 14, 2024, by and between the Company and the Purchaser party thereto (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (File No. 001-36571) filed on May 20, 2024)

10.5

Form of Registration Rights Agreement, dated as of May 14, 2024, by and between the Company and the Purchaser party thereto (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K (File No. 001-36571) filed on May 20, 2024)

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

T2 BIOSYSTEMS, INC.

Date: August 8, 2024	By:	/s/ JOHN SPERZEL
John Sperzel
President, Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Date: August 8, 2024	By:	/s/ JOHN M. SPRAGUE
John M. Sprague
Chief Financial Officer
(Principal Accounting Officer and Principal Financial Officer)