Form 10-Q
period 2024-09-30
T2 Biosystems, Inc.
filed 2024-11-14
CIK 1492674

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 11, 2024, the registrant had 21,042,952 shares of common stock outstanding.

T2 BIOSYSTEMS, INC.

TABLE OF CONTENTS

		Page

	PART I FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)	1

	Condensed Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023	1

	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2024 and 2023	2

	Condensed Consolidated Statements of Series A Redeemable Preferred Stock and Stockholders’ Deficit for the three and nine months ended September 30, 2024 and 2023	3

	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 and 2023	5

	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	35

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	49

Item 4.	Controls and Procedures	49

	PART II OTHER INFORMATION	50

Item 1.	Legal Proceedings	50

Item 1A.	Risk Factors	50

Item 2.	Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities	51

Item 3.	Defaults Upon Senior Securities	51

Item 4.	Mine Safety Disclosures	52

Item 5.	Other Information	52

Item 6.	Exhibits, Financial Statement Schedules	53

SIGNATURES		55

i

PART I.

FINANCIAL INFORMATION

Item 1. Financial Statements

T2 BIOSYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$2,083	$15,689
Accounts receivable, net	2,033	1,420
Inventories	3,825	4,819
Prepaid expenses and other current assets	1,845	3,261
Total current assets	9,786	25,189
Property and equipment, net	1,477	1,658
Operating lease right-of-use assets	6,268	7,395
Restricted cash	551	551
Other assets	—	4
Total assets	$18,082	$34,797
Liabilities and stockholders’ deficit
Current liabilities:
Notes payable to related party	$11,922	$41,284
Accounts payable	4,210	1,527
Accrued expenses and other current liabilities	4,627	4,905
Accrued final payment fee on Term Loan with related party	1,306	4,807
Operating lease liability	1,724	1,616
Derivative liability related to Term Loan with related party	347	1,554
Warrant liabilities	66	235
Deferred revenue	233	224
Total current liabilities	24,435	56,152
Operating lease liabilities, net of current portion	5,298	6,598
Deferred revenue, net of current portion	59	83
Total liabilities	29,792	62,833
Commitments and contingencies (see Note 14)

Stockholders’ deficit
Preferred stock, $0.001 par value; 10,000,000 shares authorized: Series B Convertible Preferred Stock, 0 shares designated on September 30, 2024, 0 and 93,297 shares issued and outstanding to related party on September 30, 2024 and December 31, 2023, respectively	—	—
Common stock, $0.001 par value; 400,000,000 shares authorized; 18,760,092 and 4,058,381 shares issued and outstanding on September 30, 2024 and December 31, 2023, respectively	18	4
Additional paid-in capital	605,182	556,256
Accumulated deficit	(616,910)	(584,296)
Total stockholders’ deficit	(11,710)	(28,036)
Total liabilities and stockholders’ deficit	$18,082	$34,797

See accompanying notes to condensed consolidated financial statements.

T2 BIOSYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue:
Product revenue	$1,985	$1,472	$5,998	$5,091
Contribution revenue	—	—	—	423
Total revenue	1,985	1,472	5,998	5,514
Costs and expenses:
Cost of product revenue	4,101	3,925	10,996	12,789
Research and development	2,667	2,663	9,749	10,984
Selling, general and administrative	5,378	5,980	17,589	19,575
Impairment of property and equipment	—	2,511	—	2,511
Total costs and expenses	12,146	15,079	38,334	45,859
Loss from operations	(10,161)	(13,607)	(32,336)	(40,345)
Other income (expense):
Interest expense to related party	(370)	(1,119)	(2,027)	(4,182)
Change in fair value of derivative related to Term Loan with related party	77	184	1,207	436
Change in fair value of warrant liabilities	321	(930)	169	4,958
Other, net	16	47	373	(604)
Total other income (expense)	44	(1,818)	(278)	608
Net loss	$(10,117)	$(15,425)	$(32,614)	$(39,737)
Net loss per share — basic and diluted	$(0.57)	$(3.45)	$(2.63)	$(21.79)
Weighted-average number of common shares used in computing net loss per share — basic and diluted	17,892,606	4,477,321	12,381,110	1,823,485

See accompanying notes to condensed consolidated financial statements.

T2 BIOSYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SERIES A REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

(In thousands, except share data)

(Unaudited)

	Temporary Equity		Permanent Equity
	Series A Redeemable		Series B Convertible		Series A Convertible		Common		Additional		Accumulated Other	Total
	Preferred Stock		Preferred Stock		Preferred Stock		Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Deficit
Balance on December 31, 2022	—	$—	—	$—	—	$—	77,165	$—	$494,564	$(534,219)	$—	$(39,655)
Stock-based compensation expense	—	—	—	—	—	—	—	—	1,833	—	—	1,833
Issuance of common stock from vesting of restricted stock, exercise of stock options and employee stock purchase plan	—	—	—	—	—	—	643	—	—	—	—	—
Issuance of common stock from secondary offering, net	—	—	—	—	—	—	6,528	—	930	—	—	930
Issuance of common stock and Pre-Funded Warrant from public offering, net	—	—	—	—	—	—	90,173	—	4,031	—	—	4,031
Issuance of common stock upon Common Stock Warrant cashless exercises	—	—	—	—	—	—	11,718	—	938	—	—	938
Issuance of common stock upon Pre-Funded Warrant exercises	—	—	—	—	—	—	17,406	—	2	—	—	2
Net loss	—	—	—	—	—	—	—	—	—	(17,965)	—	(17,965)
Balance on March 31, 2023	—	$—	—	$—	—	$—	203,633	$—	$502,298	$(552,184)	$—	$(49,886)
Stock-based compensation expense	—	—	—	—	—	—	—	—	913	—	—	913
Issuance of common stock from vesting of restricted stock, exercise of stock options and employee stock purchase plan	—	—	—	—	—	—	100	—	2	—	—	2
Issuance of common stock from secondary offering, net	—	—	—	—	—	—	2,146,055	2	18,383	—	—	18,385
Issuance of common stock upon Common Stock Warrant cashless exercises	—	—	—	—	—	—	65,127		510	—	—	510
Issuance of common stock upon Pre-Funded Warrant exercises	—	—	—	—	—	—	3,518	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	(6,347)	—	(6,347)
Balance on June 30, 2023	—	$—	—	$—	—	$—	2,418,433	$2	$522,106	$(558,531)	$—	$(36,423)
Stock-based compensation expense	—	—	—	—	—	—	—	—	877	—	—	877
Issuance of common stock from vesting of restricted stock, exercise of stock options and employee stock purchase plan	—	—	—	—	—	—	176	—	—	—	—	—
Issuance of common stock from secondary offering, net	—	—	—	—	—	—	1,015,385	2	21,701	—	—	21,703
Issuance of common stock to related party	—	—	—	—	—	—	483,457	—	3,413	—	—	3,413
Issuance of Series B Convertible Preferred Stock to related party	—	—	93,297	—	—	—	—	—	6,587	—	—	6,587
Issuance of Series A Redeemable Preferred Stock to related party	1,000	—	—	—	—	—	—	—	—	—	—	—
Redemption of Series A Redeemable Preferred Stock issued to related party	(1,000)	—	—	—	—	—	—	—	—	—	—	—
Issuance of common stock upon Common Stock Warrant cashless exercises	—	—	—	—	—	—	925	—	32	—	—	32
Reverse stock split rounding adjustment	—	—	—	—	—	—	62	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	(15,425)	—	(15,425)
Balance on September 30, 2023	—	$—	93,297	$—	—	$—	3,918,438	$4	$554,716	$(573,956)	$—	$(19,236)

	Temporary Equity		Permanent Equity
	Series A Redeemable		Series B Convertible		Series A Convertible		Common		Additional		Accumulated Other	Total
	Preferred Stock		Preferred Stock		Preferred Stock		Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Deficit
Balance on December 31, 2023	—	$—	93,297	$—	—	$—	4,058,381	$4	$556,256	$(584,296)	$—	$(28,036)
Stock-based compensation expense	—	—	—	—	—	—	—	—	1,595	—	—	1,595
Issuance of common stock from vesting of restricted stock, exercise of stock options and employee stock purchase plan	—	—	—	—	—	—	1,549	—	—	—	—	—
Surrender of shares for tax withholding	—	—	—	—	—	—	(288)	—	(1)	—	—	(1)
Issuance of common stock from secondary offering, net	—	—	—	—	—	—	628,470	1	2,202	—	—	2,203
Conversion of Series B Convertible Preferred Stock into common stock by related party	—	—	(82,422)	—	—	—	824,220	1	(1)	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	(13,534)	—	(13,534)
Balance on March 31, 2024	—	$—	10,875	$—	—	$—	5,512,332	$6	$560,051	$(597,830)	$—	$(37,773)
Stock-based compensation expense	—	—	—	—	—	—	—	—	208	—	—	208
Issuance of common stock from vesting of restricted stock, exercise of stock options and employee stock purchase plan	—	—	—	—	—	—	2,847	—	10	—	—	10
Issuance of common stock, Pre-Funded Warrants, and Series A and Series B Common Stock Warrants from private placement, net	—	—	—	—	—	—	1,700,000	2	7,267	—	—	7,269
Issuance of common stock upon Pre-Funded Warrant exercise	—	—	—	—	—	—	325,317	—	—	—	—	—
Issuance of common stock to related party	—	—	—	—	—	—	8,028,953	7	27,956	—	—	27,963
Issuance of Series A Convertible Preferred Stock to related party	—	—	—	—	17,160	—	—	—	5,388	—	—	5,388
Conversion of Series A and Series B Convertible Preferred Stock into common stock by related party	—	—	(10,875)	—	(17,160)	—	1,824,800	2	(2)	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	(8,963)	—	(8,963)
Balance on June 30, 2024	—	$—	—	$—	—	$—	17,394,249	$17	$600,878	$(606,793)	$—	$(5,898)
Stock-based compensation expense	—	—	—	—	—	—	—	—	216	—	—	216
Issuance of common stock from vesting of restricted stock, exercise of stock options and employee stock purchase plan	—	—	—	—	—	—	133	—	—	—	—	—
Issuance of common stock from secondary offering, net	—	—	—	—	—	—	1,365,710	1	4,088	—	—	4,089
Net loss	—	—	—	—	—	—	—	—	—	(10,117)	—	(10,117)
Balance on September 30, 2024	—	$—	—	$—	—	$—	18,760,092	$18	$605,182	$(616,910)	$—	$(11,710)

See accompanying notes to condensed consolidated financial statements.

T2 BIOSYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities
Net loss	$(32,614)	$(39,737)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	185	785
Non-cash lease expense	1,127	994
Stock-based compensation expense	2,019	3,623
Change in fair value of derivative related to Term Loan with related party	(1,207)	(436)
Change in fair value of warrant liabilities	(169)	(4,958)
Issuance costs related to Common Stock Warrants	—	682
Loss on disposal of property and equipment	21	3
Non-cash interest expense to related party	489	1,332
Impairment of property and equipment	—	2,511
Changes in operating assets and liabilities:
Accounts receivable	(613)	1,024
Prepaid expenses and other assets	1,395	(479)
Inventories	994	(539)
Accounts payable	2,683	(208)
Accrued expenses and other liabilities	(278)	(2,412)
Deferred revenue	(15)	92
Operating lease liabilities	(1,193)	(997)
Net cash used in operating activities	(27,176)	(38,720)
Cash flows from investing activities
Purchases and manufacture of property and equipment	—	(166)
Net cash used in investing activities	—	(166)
Cash flows from financing activities
Payment of employee restricted stock tax withholdings	(1)	—
Proceeds from issuance of shares from employee stock purchase plan and stock option exercises	10	2
Proceeds from public offering, net of issuance costs	—	10,918
Proceeds from private offering, net of issuance costs	7,269	—
Proceeds from secondary offering, net of issuance costs	6,292	41,018
Payment of debt issuance costs	—	(62)
Net cash provided by financing activities	13,570	51,876
Net change in cash, cash equivalents and restricted cash	(13,606)	12,990
Cash, cash equivalents and restricted cash at beginning of period	16,240	11,880
Cash, cash equivalents and restricted cash at end of period	$2,634	$24,870

	Nine Months Ended September 30,
	2024	2023
Reconciliation of cash, cash equivalents and restricted cash at end of period
Cash and cash equivalents	$2,083	$24,319
Restricted cash	551	551
Total cash, cash equivalents and restricted cash	$2,634	$24,870

	Nine Months Ended September 30,
	2024	2023
Supplemental disclosures of cash flow information
Cash paid for interest to related party	$2,066	$3,860
Supplemental disclosures of noncash activities
Transfer of T2 owned instruments and components from inventory	$—	$(543)
Cashless exercise of Common Stock Warrants	$—	$(1,480)
Cancellation of Term Loan in exchange for common stock and Convertible Preferred Stock to related party	$33,353	$10,000
Wainwright Warrant issued in connection with offering costs of May 2024 private offering	$747	$—
Purchases of property and equipment included in accounts payable and accrued expenses	$—	$142

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

Liquidity and Going Concern

On September 30, 2024, the Company had cash, cash equivalents, and restricted cash of $2.6 million, an accumulated deficit of $616.9 million, stockholders’ deficit of $11.7 million, and has experienced cash outflows from operating activities since its inception. The future success of the Company is dependent on its ability to successfully commercialize its products, obtain regulatory clearance for and successfully launch its future product candidates, obtain additional capital and ultimately attain profitable operations. Historically, the Company has funded its operations primarily through public equity and private debt financings, including the Company's August 2014 initial public offering, the December 2015 public offering, the September 2016 private investment in public equity (“PIPE”) financing, the September 2017 public offering, the June 2018 public offering, the July 2019 establishment of an equity distribution agreement and equity purchase agreement, the March 2021 establishment of the Equity Distribution Agreement (Note 9), the February 2023 public offering (Note 8), the May 2024 private offering (Note 8), the July 2024 establishment of the Wainwright Equity Distribution Agreement (Note 9), private placements of redeemable convertible preferred stock and through debt financing arrangements.

The Company believes its cash position is insufficient to fund future operations without financings during the fourth quarter of 2024, which may include public or private equity or debt financings. These financings may not be successful, however, or on terms favorable to the Company or its stockholders, which would have a negative impact on the Company’s business, results of operations, financial condition and the Company’s ability to develop and commercialize its products and ultimately operate as a going concern.

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

The Company believes that its cash, cash equivalents, and restricted cash of $2.6 million on September 30, 2024 will not be sufficient to fund its current operating plan for at least 12 months from issuance of these financial statements, as certain elements of its operating plan cannot be considered probable. Absent any reductions in current operating expenses, the Company believes it will require additional financing during the fourth quarter of 2024, which may include public or private equity or debt financings. Under ASC 205-40, the future receipt of potential funding from co-development partners and other resources cannot be considered probable at this time because none of the plans are entirely within the Company’s control.

The Company's Term Loan Agreement (the “Term Loan Agreement”) with certain entities managed by CR Group L.P., a Delaware limited partnership (each entity, a “CRG entity” and collectively, “CRG”) (Note 6) has a minimum liquidity covenant, which initially required the Company to maintain a minimum cash balance of $5.0 million. In May 2023, CRG reduced the minimum liquidity covenant under the Term Loan Agreement from $5.0 million to $500,000 until December 31, 2023. In July 2023, April 2024, and May 2024, the Company converted $10.0 million, $15.0 million, and $15.0 million, respectively, of the outstanding debt principal with CRG to equity. In October 2023, the Term Loan Agreement was amended to extend both the interest-only period and the maturity date by one year from December 30, 2024 to December 31, 2025, and permanently reduce the minimum liquidity covenant from $5.0 million to $500,000. Unless the Company raises additional funds, management believes it is probable that the Company will not be able to comply with the minimum liquidity covenant.

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

On October 31, 2023, the Company received written notice from Nasdaq informing the Company that it had regained compliance with the Minimum Bid Price Rule. The Company was subject to a Mandatory Panel Monitor for a period of one year. If, within that one-year monitoring period, the Company failed to comply with the Minimum Bid Price Rule, the Company would not be permitted additional time to regain compliance with the Minimum Bid Price Rule. However, the Company would have an opportunity to request a new hearing with the Nasdaq Listing Qualifications Hearing Panel prior to the Company’s securities being delisted from Nasdaq.

On November 20, 2023, the Company received written notice from Nasdaq informing the Company that it no longer satisfied the MVLS Rule. In accordance with the terms of the Mandatory Panel Monitor, the Company was not granted a grace period but rather issued a delist determination. The Company exercised its right to appeal by requesting a hearing and paying a non-refundable $20,000 fee, which stayed any further action by Nasdaq pending the issuance of its decision and the expiration of any extension that may be granted to the Company as a result of the hearing. The Company’s common stock remained listed and eligible to trade on Nasdaq pending the outcome of the hearing. On February 15, 2024, the Company appealed to the Nasdaq Hearings Panel for an extension to the time period in which to regain compliance with the MVLS Rule. On March 11, 2024, the Company received notice from the Nasdaq Hearings Panel that it had granted the Company’s request for continued listing on Nasdaq, subject to the Company demonstrating compliance with Nasdaq’s MVLS Rule on or before May 20, 2024. On May 21, 2024, the Company received written notice from Nasdaq informing the Company that it has regained compliance with the MVLS Rule for continued listing on the Nasdaq Capital Market.

On November 7, 2024, the Company received a letter from Nasdaq indicating that the Company’s market value of its listed securities has been below the minimum $35 million required for continued listing on the Nasdaq Capital Market, as set forth in Listing Rule 5550(b)(2) for the previous 30 consecutive trading days. In accordance with the terms of the previously imposed “Mandatory Panel Monitor” as that term is defined in Nasdaq Listing Rule 5815(d)(4)(B), the Nasdaq Listing Qualifications Staff did not grant the Company a grace period but rather issued a delist determination, which will be stayed if the Company exercises its right to appeal the determination by requesting a hearing and paying a non-refundable $20,000 fee. Subsequently, the Company paid the non-refundable $20,000 fee and plans to request a hearing, which will stay any further action by Nasdaq at least pending the issuance of the Nasdaq Hearings Panel’s decision and the expiration of any extension that may be granted by the Nasdaq Hearings Panel to the Company as a result of the hearing. The Company’s common stock will remain listed and eligible to trade on Nasdaq pending the outcome of the hearing. There can be no assurance, however, that the Nasdaq Hearings Panel will grant the Company’s request for continued listing or that the Company will evidence compliance with all applicable listing criteria prior to the expiration of any extension that may be granted by the Panel to do so.

These conditions raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of 12 months after the date that the financial statements are issued. Management's plans to alleviate the conditions that raise substantial doubt include raising additional funding, delaying certain research projects and capital expenditures, and eliminating certain future operating expenses in order to fund operations at reduced levels for the Company to continue as a going concern for a period of 12 months from the date these consolidated financial statements are issued. Management has concluded the likelihood that its plan to successfully obtain sufficient funding from one or more of these sources or maintain reduced expenditures, while reasonably possible, is less than probable. Accordingly, the Company has concluded that substantial doubt exists about the Company’s ability to continue as a going concern for a period of at least 12 months from the date of issuance of these financial statements.

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

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation, including the consolidation of other income and expense items on the condensed consolidated statements of operations. Such reclassifications had no impact on the Company's reported total revenues, expenses, net loss, current assets, total assets, current liabilities, total liabilities, stockholders' equity (deficit) or cash flows. No reclassifications of prior period balances were material to the condensed consolidated financial statements.

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

The accompanying interim condensed consolidated balance sheet as of September 30, 2024, the condensed consolidated statements of operations for the three and nine months ended September 30, 2024 and 2023, the condensed consolidated statements of Series A Redeemable Preferred Stock and stockholders’ deficit for the three and nine months ended September 30, 2024 and 2023, the condensed consolidated statements of cash flows for the nine months ended September 30, 2024 and 2023 and the related financial data and other information disclosed in these notes are unaudited. The unaudited interim financial statements have been prepared on the same basis as the audited annual financial statements, and, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of September 30, 2024, and the results of its operations for the three and nine months ended September 30, 2024 and 2023 and its cash flows for the nine months ended September 30, 2024 and 2023. The results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024, any other interim periods, or any future year or period.

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

Geographic Information

The Company sells its products domestically and internationally. Total international sales were approximately $0.9 million, or 44% of total revenue, and $0.5 million, or 37% of total revenue, for the three months ended September 30, 2024 and 2023, respectively. Total international sales were approximately $2.7 million, or 44% of total revenue, and $2.3 million, or 41% of total revenue, for the nine months ended September 30, 2024 and 2023, respectively.

International sales to Italy were approximately $0.2 million, or 11% of total revenue, and $0.9 million, or 14% of total revenue, for the three and nine months ended September 30, 2024, respectively. International sales to Italy were approximately $0.2 million, or 15% of total revenue, and $1.3 million, or 23% of total revenue, for the three and nine months ended September 30, 2023, respectively. International sales to Austria did not exceed 10% of total revenue for the three months ended September 30, 2024 and were $0.7 million, or 11% of total revenue, for the nine months ended September 30, 2024. International sales to Austria were approximately $0.2 million, or 16% of total revenue, for the three months ended September 30, 2023 and did not exceed 10% of total revenue for the nine months ended September 30, 2023. International sales to Mexico were approximately $0.3 million, or 16% of total revenue, for the three months ended September 30, 2024 and did not exceed 10% of total revenue for the nine months ended September 30, 2024. International sales to Mexico did not exceed 10% of total revenue for both the three and nine months ended September 30, 2023, respectively.

The following table shows customers that represent greater than 10% of total revenue for the period presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Customer A	16%	—%	—%	—%
Customer B	11%	15%	14%	23%
Customer C	10%	—%	—%	—%
Customer D	—%	16%	11%	—%
Customer E	—%	12%	—%	10%

Customers A, B, and D are international distributors. Customers C and E are U.S. hospitals.

The following table shows customers that represent greater than 10% of the accounts receivable balance for the period presented:

	September 30, 2024	December 31, 2023
Customer A	15%	—%
Customer C	19%	—%
Customer D	11%	—%
Customer E	—%	13%
Customer F	—%	16%

Customers A and D are international distributors. Customers C and E are U.S. hospitals. Customer F is a clinical laboratory company.

As of September 30, 2024 and December 31, 2023, the Company had outstanding receivables of $0.9 million and $0.3 million, respectively, from customers located outside of the U.S.

Net Loss Per Share

As discussed in Note 7, the Company issued 93,297 shares of Series B Convertible Preferred Stock on July 3, 2023 and 17,160.48 shares of Series A Convertible Preferred Stock on April 12, 2024. As of September 30, 2024, no shares of Series B Convertible Preferred Stock or Series A Convertible Preferred Stock remain issued and outstanding. The Company reviewed the terms of the Series B Convertible Preferred Stock and the Series A Convertible Preferred Stock and noted that such stock had no preferential rights and that the liquidation preference for each would be on parity with that of the Company’s common shares. Because the Series B Convertible Preferred Stock and the Series A Convertible Preferred Stock had the same level of subordination and, in substance, the same characteristics as the Company’s common shares, the Company included the Series B Convertible Preferred Stock and Series A Convertible Preferred Stock, on an if-converted basis, in the basic and diluted net loss per share attributable to common stockholders calculation for all periods in which the Series B Convertible Preferred Stock and the Series A Convertible Preferred Stock remained issued and outstanding.

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

Classification of Series A Redeemable Preferred Stock

The Company applied the guidance in ASC 480-10-S99-3A, SEC Staff Announcement: Classification and Measurement of Redeemable Securities and classified the Series A Redeemable Preferred Stock as temporary equity in the mezzanine section of the balance sheet during the three months ended September 30, 2023. The Series A Redeemable Preferred Stock was recorded outside of stockholders’ deficit because under the terms thereof, in the event of stockholder approval of the reverse stock split or a delisting event, which were events considered not solely within the Company’s control, the Series A Redeemable Preferred Stock would become redeemable at the option of the holders.

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

The Company has identified a derivative liability related to its Term Loan Agreement with CRG that is classified as a current liability on the condensed consolidated balance sheets to match the classification of the related Term Loan Agreement. Changes in fair value are recognized in change in fair value of derivative related to Term Loan in the period of change in the condensed consolidated statements of operations. See Notes 3 and 6.

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

As of September 30, 2024 and December 31, 2023, the Company had not experienced any material losses related to these indemnification obligations, and no material claims with respect thereto were outstanding. The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related reserves were established.

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

Lessor

The Company derives revenue from leasing its T2-owned instruments through reagent rental agreements (see the Revenue Recognition section below). Customers typically have the right to cancel every 12 months, resulting in a lease term of generally one year. These lease agreements impose no requirement on the customer to purchase the instrument, and the instrument is not transferred to the customer at the end of the lease term. The short-term nature of the lease agreements does not result in lease payments accumulating to an amount that exceeds substantially all of the fair value of the instrument nor is the lease term for the majority of the remaining economic life of the instrument. Instrument leases are generally classified as operating leases as they do not meet any of the sales-type lease or direct financing lease criteria per ASC 842 and are recognized ratably over the duration of the lease. In accordance with these contracts, customers only make payments when consumables are ordered and delivered thus making these payments variable by nature. The Company estimates the expected volume of consumables to be purchased by each customer over the lease term to measure and recognize rental and consumables revenue.

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

The BARDA contract expired in September 2023.

Disaggregation of Revenue

The Company disaggregates revenue from contracts with customers by type of products and services, as it best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. The following table disaggregates our revenue by major source (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Product revenue
Instruments	440	263	1,084	1,135
Consumables	1,407	1,038	4,404	3,453
Instrument rentals	9	17	120	121
Service	129	154	390	382
Total product revenue	1,985	1,472	5,998	5,091
Contribution revenue	—	—	—	423
Total revenue	$1,985	$1,472	$5,998	$5,514

Remaining Performance Obligations

Under ASC 606, the Company is required to disclose the aggregate amount of the transaction price that is allocated to unsatisfied or partially satisfied performance obligations as of September 30, 2024. However, the guidance provides certain practical expedients that limit this requirement, and therefore, the Company has elected to not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less. The nature of the excluded unsatisfied performance obligations pursuant to the practical expedient include consumable shipments, service contracts, warranties and installation services that will be performed within one year. The amount of the transaction price that is allocated to unsatisfied or partially satisfied performance obligations, that has not yet been recognized as revenue and that does not meet the elected practical expedient is $0.1 million as of September 30, 2024. The Company expects to recognize 55% of this amount as revenue within one year and the remainder within three years.

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

Contract Assets and Liabilities

The Company's contract assets represent revenue recognized for performance obligations in advance of invoicing at the contract level based on the transaction price allocated to the respective performance obligations. The opening and closing balances of the Company's contract assets were $0.1 million and $0.1 million for the nine months ended September 30, 2024, respectively, and $0.1 million and $0.1 million for the nine months ended September 30, 2023, respectively.

The Company’s contract liabilities consist of upfront payments for maintenance services on instrument sales. Contract liabilities are classified in deferred revenue as current or non-current based on the timing of when revenue is expected to be recognized. The opening and closing balances of the Company's contract liabilities were $0.3 million and $0.3 million for the nine months ended September 30, 2024, respectively, and $0.2 million and $0.3 million for the nine months ended September 30, 2023, respectively. Revenue recognized during the nine months ended September 30, 2024 relating to contract liabilities on December 31, 2023 was $0.3 million and related to straight-line revenue recognition associated with maintenance agreements.

Accounts Receivable, Net

The opening and closing balances of the Company's accounts receivable, net were $1.4 million and $2.0 million for the nine months ended September 30, 2024, respectively, and $2.2 million and $1.1 million for the nine months ended September 30, 2023, respectively.

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

3. Fair Value Measurements

The Company measures the following financial assets at fair value on a recurring basis. There were no transfers between levels of the fair value hierarchy during any of the periods presented. The following tables set forth the Company’s financial assets and liabilities carried at fair value categorized using the lowest level of input applicable to each financial instrument as of September 30, 2024 and December 31, 2023 (in thousands):

	Balance at September 30, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$950	$950	$—	$—
	$950	$950	$—	$—
Liabilities:
Warrant liabilities	$66	$—	66	$—
Derivative liability related to Term Loan with related party	347	—	—	347
	$413	$—	$66	$347

	Balance at December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$8,500	$8,500	$—	$—
	$8,500	$8,500	$—	$—
Liabilities:
Warrant liabilities	$235	$—	$235	$—
Derivative liability related to Term Loan with related party	1,554	—	—	1,554
	$1,789	$—	$235	$1,554

The Company’s cash equivalents are comprised of money market funds and money market accounts as of September 30, 2024 and December 31, 2023. The Company also maintains money market accounts classified as restricted cash, which are Level 1 assets, for $0.6 million on both September 30, 2024 and December 31, 2023 (Note 4).

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

The estimated fair value of the Series A Warrant on September 30, 2024 was determined using the following assumptions:

Risk-free interest rate	3.58%
Expected dividend yield	0.00%
Expected volatility	146.00%
Expected term	3.38

The Company estimated the fair value of the Common Stock Warrant issued in February of 2023 (the “Common Stock Warrant”) (Note 8) using both the Black-Scholes Model and Monte Carlo simulation methods to model different potential settlement outcomes. These models use multiple inputs including the Company’s stock price, the exercise price of the warrant, volatility of the Company’s stock price, the risk-free interest rate and the expected term of the warrant. Such inputs may vary depending on the model applied and the underlying scenario assumptions. Key inputs included the warrant exercise price of $108.00 per share, a risk-free interest rate of

3.58%, expected volatility ranging from 75% to 173%, an expected dividend yield of 0.00%, a stock price of $2.38 (adjusted to reflect volume weighting) and an expected term ranging from zero years to 3.38 years, depending on the simulation.

The following table provides a roll-forward of the fair value of the Common Stock Warrants (in thousands):

Balance on December 31, 2023	$233
Change in fair value	(27)
Balance on March 31, 2024	$206
Change in fair value	179
Balance on June 30, 2024	$385
Change in fair value	(319)
Balance on September 30, 2024	$66

The Company has a single compound derivative instrument related to its Term Loan Agreement (Note 6) that requires the Company to pay additional interest of 4% per annum upon an event of default or if any obligation other than the unpaid principal amount of the Term Loan is not paid when due. Fair value is determined quarterly. The fair value of the derivative on September 30, 2024 and December 31, 2023 is $0.3 million and $1.6 million, respectively, and is classified as a current liability on the condensed consolidated balance sheets to match the classification of the related Term Loan Agreement (Note 6).

The estimated fair value of the derivative on September 30, 2024 was determined using a probability-weighted discounted cash flow model that includes contingent interest payments under the following scenarios:

Probability
4% contingent interest beginning in Q4 2024	50%

Changes in assumptions regarding the probability of the 4% contingent interest feature being triggered and the timing of such a triggering event could significantly affect the estimated fair value of this derivative liability.

The following table provides a roll-forward of the fair value of the derivative liability related to the term loan with related party (in thousands):

Balance on December 31, 2023	$1,554
Change in fair value of derivative related to Term Loan with related party	108
Balance on March 31, 2024	$1,662
Change in fair value of derivative related to Term Loan with related party	(1,238)
Balance on June 30, 2024	$424
Change in fair value of derivative related to Term Loan with related party	(77)
Balance on September 30, 2024	$347

The Company is required to disclose the fair value and the level within the fair value hierarchy for financial instruments that are not measured at fair value on a recurring basis. For certain financial instruments, including accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses, the carrying amounts approximate their fair values as of September 30, 2024 and December 31, 2023 because of their short-term nature. Cash and cash equivalents were classified as Level 1 and all other financial instruments were classified as Level 2 within the fair value hierarchy. The Company used Level 3 inputs to measure the fair value of the derivative liability related to the Term Loan Agreement with related party. Based on these measurements, the Company concluded that the carrying value of the Term Loan Agreement approximates its fair value on September 30, 2024.

4. Restricted Cash

The Company is required to maintain security deposits for its office lease agreements. On both September 30, 2024 and December 31, 2023, the Company had lease security deposits, invested in money market accounts, aggregating $0.6 million. In January 2023, one of the Company's deposits of $1.0 million was claimed by a landlord as compensation for a lease dispute (Note 14). The remaining collateral deposits aggregating $0.6 million were held at Silicon Valley Bank, which was taken over by the FDIC in March 2023. The Company’s full exposure was ultimately covered by the FDIC and no loss was incurred.

5. Supplemental Balance Sheet Information

Inventories

Inventories are stated at the lower of cost or net realizable value on a first-in, first-out basis and are comprised of the following (in thousands):

	September 30, 2024	December 31, 2023
Raw materials	$1,836	$1,881
Work-in-process	1,662	1,441
Finished goods	327	1,497
Total inventories	$3,825	$4,819

Property and Equipment, net

Property and equipment, net consists of the following (in thousands):

	September 30, 2024	December 31, 2023
Office and computer equipment	$710	$710
Software	778	778
Laboratory equipment	5,094	5,104
Furniture	198	198
Manufacturing equipment	1,127	1,109
Manufacturing tooling and molds	371	371
T2-owned instruments and components	3,662	3,549
Leased T2-owned instruments	904	1,059
Leasehold improvements	3,608	3,608
Construction in progress	29	23
	16,481	16,509
Less accumulated depreciation and amortization	(15,004)	(14,851)
Property and equipment, net	$1,477	$1,658

Construction in progress is primarily comprised of equipment that has not been placed in service. T2-owned instruments and components is primarily comprised of instruments that will be used for internal research and development, clinical studies and reagent rental agreement with customers. Depreciation expense, a component of cost of product revenue, from instruments under the T2-owned reagent rental pool was $0.1 million for the three months ended September 30, 2024 and $0.1 million for the three months ended September 30, 2023. Depreciation expense, a component of cost of product revenue, from instruments under the T2-owned reagent rental pool was $0.2 million for the nine months ended September 30, 2024 and $0.2 million for the nine months ended September 30, 2023.

Total depreciation expense for T2-owned instruments used for internal research and development and clinical studies is recorded as a component of research and development expense. Depreciation and amortization expense of $0.1 million and $0.1 million was charged to operations for the three months ended September 30, 2024 and 2023, respectively. Depreciation and amortization expense of $0.2 million and $0.8 million was charged to operations for the nine months ended September 30, 2024 and 2023, respectively.

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

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	September 30, 2024	December 31, 2023
Accrued payroll and compensation	$3,412	$2,705
Accrued clinical trial and development expenses	234	285
Accrued professional services	428	554
Accrued interest	244	839
Other accrued expenses	309	522
Total accrued expenses and other current liabilities	$4,627	$4,905

6. Notes Payable

Term Loan Agreement

In December 2016, the Company entered into the Term Loan Agreement with CRG. The Company initially borrowed $40.0 million under the Term Loan Agreement and had the ability to borrow an additional $10.0 million upon receiving specified clearance for the marketing of T2Bacteria by April 30, 2018 (the “Approval Milestone”). The Company agreed to pay (1) a financing fee based on the amount of principal drawn and (2) a final payment fee based on the principal outstanding upon repayment. The debt discount related to the financing fee and the fees paid to CRG are being amortized over the loan term as interest expense. Interest expense for the debt discount was less than $0.1 million for both the three months ended September 30, 2024 and 2023 and was $0.1 million for both the nine months ended September 30, 2024 and 2023. The final payment fee is accrued as interest expense and is classified consistent with the classification of the Term Loan. The effective interest rate of the Term Loan was 11.1% as of September 30, 2024.

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

Amendments

The Term Loan Agreement has been amended eleven times as of September 30, 2024. As a result of those amendments, certain terms of the Term Loan have been revised as follows:

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

The warrants to purchase 218 shares of the Company’s common stock remain outstanding on September 30, 2024. There were no covenant violations during the three and nine months ended September 30, 2024.

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

Related Party Transactions

Upon the close of the July 2023 transaction in which CRG canceled $10.0 million of the Term Loan’s principal in exchange for 483,457 shares of common stock and 93,297 shares of Series B Convertible Preferred Stock, CRG became a holder of more than ten percent of our common stock outstanding, and therefore determined to be a principal owner and related party. As of December 31, 2023, CRG held no shares of common stock and 93,297 shares of Series B Convertible Preferred Stock, which was convertible into more than ten percent of our common stock outstanding as of December 31, 2023. In February 2024, CRG converted 82,422 shares of its Series B Preferred Stock into 824,220 shares of common stock, which represented more than ten percent of our common stock outstanding. In April 2024 and May 2024, CRG canceled an aggregate of $30.0 million of the Term Loan's principal in exchange for an aggregate of 8,028,953 shares of common stock and 17,160.48 shares of Series A Convertible Preferred Stock. In connection with the principal cancelation, CRG waived the final payment fees associated with the canceled principal. In May 2024, CRG converted all of the outstanding shares of Series A Convertible Preferred Stock and remaining Series B Convertible Preferred Stock into an aggregate of 1,824,800 shares of common stock. As of September 30, 2024, CRG held 10,677,973 shares of common stock which represented approximately 57% of our common stock outstanding as of September 30, 2024.

Classification

The Term Loan Agreement with CRG was classified as a current liability on both September 30, 2024 and December 31, 2023. In May 2023, the Company received a modification and waiver reducing the Term Loan’s minimum cash covenant from $5.0 million to $500,000 until December 31, 2023. In addition, in October 2023, the interest-only period and maturity of the Term Loan were extended to December 31, 2025, and the $500,000 liquidity covenant was made permanent. Because management believes it is probable that the Company will not be able to comply with the covenant unless additional funds are raised, the Company concluded that the Term Loan and related liabilities should be classified as current on the condensed consolidated balance sheets.

Future Payments

Future principal payments on the notes payable are as follows (in thousands):

	September 30, 2024	December 31, 2023
Term Loan Agreement due 2025 including PIK interest, before unamortized discount and issuance costs	$12,610	$44,457
Less: unaccrued paid-in-kind interest	(546)	(3,037)
Less: unamortized discount and deferred issuance costs	(142)	(136)
Total notes payable to related party	$11,922	$41,284

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

Liquidation Preference

The Series B Preferred Stock ranks (i) senior to any class or series of capital stock of the Corporation hereafter created specifically ranking by its terms junior to any Series B Preferred Stock (collectively, the “Junior Securities”); (ii) on parity with the common stock; (iii) on parity with any class or series of capital stock of the Company hereafter created specifically ranking by its terms on parity with the Series B Preferred Stock (together with the common stock, the “Parity Securities”); and (iv) junior to any class or series of capital stock of the Company hereafter created specifically ranking by its terms senior to any Series B Preferred Stock (“Senior Securities”), in each case, as to distributions of assets upon liquidation, dissolution or winding up of the Company, whether voluntarily or involuntarily (a “Liquidation”). No Junior Securities, Parity Securities or Senior Securities existed at September 30, 2024.

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

Liquidation Preference

The Series A Convertible Preferred Stock ranks (i) senior to any class or series of capital stock of the Corporation hereafter created specifically ranking by its terms junior to any Series A Convertible Preferred Stock (collectively, the “Junior Securities”); (ii) on parity with the common stock; (iii) on parity with any class or series of capital stock of the Company hereafter created specifically ranking by its terms on parity with the Series A Convertible Preferred Stock (together with the common stock, the “Parity Securities”); and (iv) junior to any class or series of capital stock of the Company hereafter created specifically ranking by its terms senior to any Series A Convertible Preferred Stock (“Senior Securities”), in each case, as to distributions of assets upon liquidation, dissolution or winding up of the Company, whether voluntarily or involuntarily (a “Liquidation”). No Junior Securities, Parity Securities or Senior Securities existed at September 30, 2024.

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

The Company is required to measure the Series A Warrant at fair value at inception and in subsequent reporting periods with changes in fair value recognized in change in fair value of warrant liabilities in the period of change in the condensed consolidated statements of operations. The fair value of the liability related to the Series A Warrant at inception was $0.4 million. The Series A Warrant was not exercised as of September 30, 2024 and remains outstanding. The change in fair value during the three and nine months ended September 30, 2024 was immaterial.

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

The Company determined that the Pre-Funded Warrants were indexed to the Company’s own stock and met the requirements for equity classification. Proceeds allocated to such warrants totaled $0.8 million. No Pre-Funded Warrants remain outstanding on September 30, 2024.

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

The Company determined that the Common Stock Warrants are not indexed to the Company’s own stock and therefore are precluded from equity classification. In addition, the Common Stock Warrant liability meets the definition of a derivative instrument. The Common Stock Warrants will be measured at fair value at inception and in subsequent reporting periods with changes in fair value recognized in income as change in fair value of warrant liabilities in the period of change in the condensed consolidated statements of operations. The fair value of the Common Stock Warrant liability at inception was $7.6 million. During the three and nine months ended September 30, 2024, no Common Stock Warrants were exercised. On September 30, 2024, 66,665 Common Stock Warrants remain outstanding. The change in fair value after issuance consisted of a reduction of expense of $0.3 million and $0.2 million during the three and nine months ended September 30, 2024, respectively. The change in fair value after issuance consisted of expense of $0.9 million and a reduction of expense of $5.0 million during the three and nine months ended September 30, 2023, respectively.

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

The Company determined that the May 2024 Pre-Funded Warrants were indexed to the Company’s own stock and met the requirements for equity classification. Proceeds allocated to such warrants totaled $0.5 million. All May 2024 Pre-Funded Warrants were exercised in June 2024, and none remain outstanding on September 30, 2024.

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

The Company determined that the May 2024 Common Stock Warrants were indexed to the Company’s own stock and met the requirements for equity classification. Proceeds allocated to such warrants totaled $5.1 million. All May 2024 Common Stock Warrants remain outstanding on September 30, 2024.

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

The Company determined that the Wainwright Warrant was indexed to the Company’s own stock and met the requirements for equity classification. Proceeds allocated to such warrants totaled $0.7 million. All Wainwright Warrants remain outstanding on September 30, 2024. The Company determined that the cash fees and deductions from gross proceeds and the Wainwright Warrant represented issuance costs incurred to facilitate the offering and, as such, were allocated to the common stock, May 2024 Pre-Funded Warrants, and May 2024 Common Stock Warrants as a reduction of proceeds. The Company determined that the Wainwright Contingent Cash Fee was a loss contingency that is not probable as of September 30, 2024 (see Note 14). The Company determined that the Wainwright Contingent Warrant was equity compensation with a performance condition that is not probable of being achieved as of September 30, 2024 (see Note 10).

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

Common Stock

The Company has authorized the issuance of 400,000,000 shares of $0.001 par value common stock. Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to the prior rights of holders of all classes of stock outstanding. As of September 30, 2024, a total of 1,440 shares, 8,122 shares, and 4,543,261 shares of common stock were reserved for issuance upon (i) the exercise of outstanding stock options, (ii) the issuance of stock awards, and (iii) the exercise of warrants, respectively, under the Company's 2014 Incentive Award Plan, Inducement Award Plan and 2014 Employee Stock Purchase Plan.

Equity Distribution Agreement

On March 31, 2021, the Company entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) with Canaccord Genuity LLC (“Canaccord”), through which the Company may sell up to $75.0 million of gross proceeds of common stock. In July 2023, the Company filed an amendment to the prospectus supplement relating to the offer and sale of shares under the Equity Distribution Agreement to increase the maximum amount of shares that the Company may sell pursuant to its Equity Distribution Agreement with Canaccord by $65 million. At the time of the amendment, the Company had sold shares of its common stock for gross proceeds of $71.3 million under the Equity Distribution Agreement.

Canaccord, as agent, sold shares at the Company’s request through “at the market” offerings, subject to shelf limitations, in negotiated transactions at market prices prevailing at the time of sale or at prices related to such prevailing market prices, or by any other method permitted by law, including negotiated transactions. Canaccord received a fee of 3% of gross proceeds of common stock sold under the Equity Distribution Agreement for its services. Legal and accounting fees from sales under the Equity Distribution Agreement are charged to share capital. Under the Equity Distribution Agreement, the Company sold no shares of common stock during the three months ended September 30, 2024 and 1,015,385 shares of common stock during the three months ended September 30, 2023 for net proceeds of $21.7 million. Under the Equity Distribution Agreement, the Company sold 628,470 shares of common stock during the nine months ended September 30, 2024 for net proceeds of $2.2 million, and 3,167,968 shares of common stock during the nine months ended September 30, 2023 for net proceeds of $41.0 million.

On July 19, 2024, the Equity Distribution Agreement with Canaccord was terminated pursuant to the terms therein. The Company is not subject to any termination penalties related to the termination of the Equity Distribution Agreement.

Wainwright Equity Distribution Agreement

On July 19, 2024, the Company entered into an Equity Distribution Agreement (the "Wainwright Equity Distribution Agreement”) with Wainwright, pursuant to which the Company may offer and sell shares of common stock, for aggregate gross sale proceeds of up to $14.7 million from time to time from the effective date of the respective registration statement through Wainwright. In August 2024, the Company filed a prospectus supplement relating to the offer and sale of shares under the Wainwright Equity Distribution Agreement to increase the maximum amount of shares that the Company may sell pursuant to the Wainwright Equity Distribution Agreement by $13.4 million. At the time of the prospectus supplement, the Company had sold shares of its common stock for gross proceeds of $2.8 million under the Wainwright Equity Distribution Agreement.

We pay Wainwright for its services of acting as agent 3% of the gross proceeds from the sale of the shares pursuant to the Wainwright Equity Distribution Agreement. Legal and accounting fees are reclassified to share capital upon issuance of shares under the Wainwright Equity Distribution Agreement. Under the Wainwright Equity Distribution Agreement, the Company sold 1,365,710 shares during the three and nine months ended September 30, 2024 for net proceeds of $4.1 million.

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

The number of shares reserved for future issuance under the 2014 Plan is the sum of (1) 823,529 shares, (2) any shares that were granted under the 2006 Plan which are forfeited, lapse unexercised or are settled in cash subsequent to the effective date of the 2014 Plan and (3) an annual increase on the first day of each calendar year, beginning January 1, 2015 and ending on and including January 1, 2026, equal to the lesser of (A) 4% of the shares outstanding (on an as-converted basis) on the final day of the immediately preceding calendar year and (B) such smaller number of shares determined by the Company’s Board of Directors; provided, however, no more than 35 million shares may be issued upon the exercise of incentive stock options. As of September 30, 2024, there were 981,831 shares available for future grant under the 2014 Plan.

Inducement Award Plan

The Company’s Inducement Award Plan (the “Inducement Plan”), which was adopted in March 2018 without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq listing rules (“Rule 5635(c)(4)”) and most recently amended and restated in February 2023, provides for the grant of equity awards to new employees, including options, restricted stock awards, restricted stock units, performance awards, dividend equivalent awards, stock payment awards and stock appreciation rights. In accordance with Rule 5635(c)(4), awards under the Inducement Plan may only be made to a newly hired employee who has not previously been a member of the Company’s Board of Directors, or an employee who is being rehired following a bona fide period of non-employment by us as a material inducement to the employee’s entering into employment with us. The aggregate number of shares of common stock which may be issued or transferred pursuant to awards under the Inducement Plan is 6,925 shares. Any awards that forfeit, expire, lapse, or are settled for cash without the delivery of shares to the holder are available for the grant of an award under the Inducement Plan. Any shares repurchased by or surrendered to the Company that are returned shall be available for the grant of an award under the Inducement Plan. The payment of dividend equivalents in cash in conjunction with any outstanding award shall not be counted against the shares available for issuance under the Inducement Plan. As of September 30, 2024, there were 5,085 shares available for future grant under the Inducement Plan.

Stock Options

There were no stock options granted in the nine months ended September 30, 2024. The aggregate fair value of stock options granted during the nine months ended September 30, 2023 was immaterial and is being amortized into compensation expense over the vesting period of the options as the services are being provided.

The following is a summary of option activity under the Stock Incentive Plans and Inducement Plan (in thousands, except term, share and per share amounts):

	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value
Outstanding on December 31, 2023	1,573	$12,371.09	6.08	$—
Granted	—	—
Exercised	—	—
Forfeited	(39)	1,403.14
Cancelled	(94)	26,897.98
Outstanding on September 30, 2024	1,440	$11,719.85	5.44	$—
Exercisable on September 30, 2024	1,240	$13,476.99	4.95	$—
Vested or expected to vest on September 30, 2024	1,396	$12,071.65	5.34	$—

There were no options exercised in the nine months ended September 30, 2024 and 2023. There were no stock options granted in the nine months ended September 30, 2024. The weighted-average grant date fair values of stock options granted in the nine months ended September 30, 2023 was $26.30 per share and were calculated using the following estimated assumptions:

	Nine Months Ended September 30,
	2024	2023
Weighted-average risk-free interest rate	—	3.88%
Expected dividend yield	—	—%
Expected volatility	—	118%
Expected terms	—	6.0 years

The total fair values of stock options that vested during the nine months ended September 30, 2024 and 2023 were $0.2 million and $0.8 million, respectively.

As of September 30, 2024, there was $0.1 million of total unrecognized compensation cost related to non-vested stock options granted under the Stock Incentive Plans and Inducement Plan. Total unrecognized compensation cost will be adjusted for future changes in the estimated forfeiture rate. The Company expects to recognize that cost over a remaining weighted-average period of 0.9 years as of September 30, 2024.

Wainwright Contingent Warrant

In connection with the May 2024 offering, the Company entered into an agreement with Wainwright pursuant to which, upon any exercise for cash of the May 2024 Common Stock Warrants, the Company shall issue to Wainwright or its designees warrants to purchase the number of shares of common stock equal to 7.0% of the aggregate number of shares of common stock underlying such May 2024 Common Stock Warrants that have been exercised and will be in the same form and terms as the Wainwright Warrant. The Wainwright Contingent Warrant has an exercise price of $4.9375 per share and the maximum amount of common stock issuable under the Wainwright Contingent Warrant is 283,544 shares. The Company determined that the Wainwright Contingent Warrant was equity compensation with a performance condition that is not probable of being achieved as of September 30, 2024.

The following is a summary of Wainwright Contingent Warrant activity (in thousands, except term, share and per share amounts):

	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value
Outstanding on December 31, 2023	—	$—	—	$—
Granted	283,544	4.9375
Exercised	—	—
Forfeited	—	—
Cancelled	—	—
Outstanding on September 30, 2024	283,544	$4.9375	5.14	$—
Exercisable on September 30, 2024	—	$—	—	$—
Vested or expected to vest on September 30, 2024	—	$—	—	$—

Restricted Stock Units

During the nine months ended September 30, 2024, the Company awarded restricted stock units to certain employees and directors at no cost to them. The restricted stock units, excluding any restricted stock units with market conditions, vest through the passage of time, assuming continued service. Restricted stock units are not included in issued and outstanding common stock until the underlying shares are vested and released. The fair value of the restricted stock units, at the time of the grant, is expensed on a straight-line basis. The granted restricted stock units had an aggregate fair value of less than $0.1 million, which are being amortized into compensation expense over the vesting period of the restricted stock units as the services are being provided.

The following is a summary of restricted stock unit activity under the 2014 Plan and Inducement Plan:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Nonvested on December 31, 2023	3,691	$1,202.65
Granted	6,369	6.28
Vested	(1,682)	2,005.48
Forfeited	(256)	182.33
Nonvested on September 30, 2024	8,122	$129.26

As of September 30, 2024, there was $0.6 million of total unrecognized compensation cost related to nonvested restricted stock units granted. Total unrecognized compensation cost will be adjusted for future changes in the estimated forfeiture rate. The Company expects to recognize that cost over a remaining weighted-average period of 0.4 years as of September 30, 2024.

Employee Stock Purchase Plan

Under the 2014 Employee Stock Purchase Plan (the “2014 ESPP”) participants may purchase the Company’s common stock during semi-annual offering periods at 85% of the lower of (i) the market value per share of common stock on the first day of the offering period or (ii) the market value per share of the common stock on the purchase date. Each participant can purchase up to a maximum of $25,000 per calendar year in fair market value as calculated in accordance with applicable tax rules. The first offering period began on August 7, 2014. Stock-based compensation expense from the 2014 ESPP was immaterial for both the three months ended September 30, 2024 and 2023. Stock-based compensation expense from the 2014 ESPP was immaterial for both the nine months ended September 30, 2024 and 2023.

The 2014 ESPP, which was amended and restated effective October 2023, provides for the issuance of up to 400,000 shares of the Company’s common stock to eligible employees. On September 30, 2024, there were 391,630 shares available for issuance under the 2014 ESPP.

Stock-Based Compensation Expense

The following table summarizes the stock-based compensation expense resulting from awards granted under Stock Incentive Plans, the Inducement Plan and the 2014 ESPP, that was recorded in the Company’s results of operations for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cost of product revenue	$13	$5	$76	$120
Research and development	22	110	297	512
Selling, general and administrative	180	760	1,646	2,989
Total stock-based compensation expense	$215	$875	$2,019	$3,621

For the three and nine months ended September 30, 2024 and 2023, stock-based compensation expense capitalized as part of inventory or T2-owned instruments and components was immaterial.

11. Net Loss Per Share

The Company applies the two-class method for computing earnings per share because its Series A Warrants, Pre-Funded Warrants and Common Stock Warrants, and May 2024 Pre-Funded Warrants and Common Stock Warrants are participating securities. Because the Company incurred a net loss for the three and nine months ended September 30, 2024 and 2023, and the holders of the participating securities do not have the contractual obligation to share in the losses of the Company, none of the net loss attributable to common stockholders was allocated to the participating securities when computing earnings per share. The basic and diluted net loss per share calculation includes the Series B Convertible Preferred Shares and Series A Convertible Preferred Shares, on an if-converted basis, given that these instruments have essentially the same economic rights and privileges as the currently outstanding common stock.

The Pre-Funded Warrants allowed the holders to acquire a specified number of common shares at a nominal exercise price of $0.10 per share and were classified as equity. Since the shares underlying the Pre-Funded Warrants were exercisable for little or no consideration, the underlying shares were considered outstanding at the issuance of the Pre-Funded Warrants for purposes of calculating the weighted-average number of shares of common stock outstanding in basic and diluted earnings per share for common stock. At September 30, 2024, none of the Pre-Funded Warrants were outstanding.

The May 2024 Pre-Funded Warrants allowed the holders to acquire a specified number of common shares at a nominal exercise price of $0.001 per share and were classified as equity. Since the shares underlying the May 2024 Pre-Funded Warrants were exercisable for little or no consideration, the underlying shares were considered outstanding at the issuance of the May 2024 Pre-Funded Warrants for purposes of calculating the weighted-average number of shares of common stock outstanding in basic and diluted earnings per share for common stock. At September 30, 2024, none of the May 2024 Pre-Funded Warrants were outstanding.

The following shares were excluded from the calculation of diluted net loss per share applicable to common stockholders, prior to the application of the treasury stock or if-converted methods, because their effect would have been anti-dilutive for the periods presented:

	For the Three and Nine Months Ended September 30,
	2024	2023
Options to purchase common shares	1,440	1,573
Restricted stock units	8,122	3,545
Term Loan Warrants	218	218
Series A Warrant	428	428
Common Stock Warrants	66,665	66,665
May 2024 Common Stock Warrants	4,050,634	—
Wainwright Warrant	141,772	—
Wainwright Contingent Warrant	283,544	—
Total	4,552,823	72,429

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

The Company recorded no contribution revenue for the three months ended September 30, 2024 and 2023 under the BARDA contract. The Company recorded no contribution revenue for the nine months ended September 30, 2024 and $0.4 million of contribution revenue for the nine months ended September 30, 2023 under the BARDA contract.

The Company had no outstanding accounts receivable on September 30, 2024 and December 31, 2023 under the BARDA contract.

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

In August 2010, the Company entered into an operating lease for office and laboratory space at its headquarters in Lexington, Massachusetts. The lease commenced in January 2011, with the Company providing a security deposit of $400,000. In accordance with the operating lease agreement, the Company reduced its security deposit to $160,000 in January 2018, which is recorded as restricted cash in the condensed consolidated balance sheets. In March 2017, the Company entered into an amendment to extend the term to December 2021. In October 2020, the Company entered into an amendment to extend the term to December 31, 2028. In accordance with the October 2020 amendment, the Company increased its security deposit to $420,438, which is classified as restricted cash on September 30, 2024 and December 31, 2023.

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

In November 2014, the Company entered into a lease for additional laboratory space in Lexington, Massachusetts. The lease term commenced in April 2015 and extended for six years. The rent expense, inclusive of the escalating rent payments, is recognized on a straight-line basis over the lease term. As an incentive to enter into the lease, the landlord paid approximately $1.4 million of the $2.2 million space build-out costs. The unamortized balance of the lease incentive as of January 1, 2019 was reclassified as a reduction to the initial recognition of the right-of-use asset related to this lease. In connection with this lease agreement, the Company paid a security deposit of $281,000, which was recorded as a component of both prepaid expenses and other current assets and other assets in the condensed consolidated balance sheets on December 31, 2019. In October 2020, the Company entered into an amendment to extend the term of the lease to October 31, 2025. In accordance with this amendment, the Company paid a replacement security deposit of $130,977, which is classified as restricted cash on September 30, 2024 and December 31, 2023 and received the initial $281,000 security deposit in return.

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

In connection with the May 2024 offering, the Company entered into an agreement with Wainwright pursuant to which, upon exercise, if any, of the May 2024 Common Stock Warrants for cash, the Company shall pay Wainwright a cash fee of 7.0% of the aggregate gross exercise price paid in cash with respect thereto. None of the May 2024 Common Stock Warrants have been exercised as of September 30, 2024. The Company determined that the Wainwright Contingent Cash Fee was a loss contingency that is not probable as of September 30, 2024. The maximum potential cash payout of the Wainwright Contingent Cash Fee is approximately $1.0 million.

License Agreement

In 2006, the Company entered into a license agreement with a third party, pursuant to which the third party granted the Company an exclusive, worldwide, sublicensable license under certain patent rights to make, use, import and commercialize products and processes for diagnostic, industrial and research and development purposes. The Company agreed to pay an annual license fee ranging from $5,000 to $25,000 for the royalty-bearing license to certain patents. The Company also issued a total of 16 shares of common stock pursuant to the agreement in 2006 and 2007, which were recorded at fair value at the date of issuance. The Company is required to pay royalties on net sales of products and processes that are covered by patent rights licensed under the agreement at a percentage ranging between 0.5% - 3.5%, subject to reductions and offsets in certain circumstances, as well as a royalty on net sales of products that the Company sublicenses at 10% of specified gross revenue. Royalties that became due under this agreement for the three and nine months ended September 30, 2024 and 2023 were less than $0.1 million.

Letter Agreements

On March 31, 2024, the Company entered into letter agreements with Mr. Sprague and Mr. Gibbs that provide for the payment of a retention bonus in the total aggregate amount of $80,000, to be paid in two installments of $40,000. The first installment, in the amount of $40,000, was paid in June 2024, and the second installment, in the amount of $40,000, was to be paid within five business days following November 15, 2024. On November 13, 2024, the letter agreements were amended so that the second installment, in the amount of $40,000, shall now be paid within five business days following December 31, 2024. Each such installment payment is subject to the applicable executive's continued employment through such payment date.

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

15. Subsequent Events

On November 7, 2024, the Company received a letter from Nasdaq indicating that the Company’s market value of its listed securities has been below the minimum $35 million required for continued listing on the Nasdaq Capital Market, as set forth in Listing Rule 5550(b)(2) for the previous 30 consecutive trading days. In accordance with the terms of the previously imposed “Mandatory Panel Monitor” as that term is defined in Nasdaq Listing Rule 5815(d)(4)(B), the Nasdaq Listing Qualifications Staff did not grant the Company a grace period but rather issued a delist determination, which will be stayed if the Company exercises its right to appeal the determination by requesting a hearing and paying a non-refundable $20,000 fee. Subsequently, the Company paid the non-refundable $20,000 fee and plans to request a hearing, which will stay any further action by Nasdaq at least pending the issuance of the Nasdaq

Hearings Panel’s decision and the expiration of any extension that may be granted by the Nasdaq Hearings Panel to the Company as a result of the hearing. The Company’s common stock will remain listed and eligible to trade on Nasdaq pending the outcome of the hearing. There can be no assurance, however, that the Nasdaq Hearings Panel will grant the Company’s request for continued listing or that the Company will evidence compliance with all applicable listing criteria prior to the expiration of any extension that may be granted by the Panel to do so.

Wainwright Equity Distribution Agreement

Subsequent to September 30, 2024, the Company sold 2,886,496 shares of common stock for net proceeds of $3.3 million under the Wainwright Equity Distribution Agreement.

Wilmington Operating Lease

In October 2024, the Company entered into an amendment to extend the term of its Wilmington, Massachusetts operating lease to December 31, 2025.

Amendments to Letter Agreements

On November 13, 2024, the March 2024 letter agreements with Mr. Sprague and Mr. Gibbs were amended so that the second installment, in the amount of $40,000 each, shall now be paid within five business days following December 31, 2024.

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

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements are subject to numerous risks, including, without limitation, the following:

•
the substantial doubt about our ability to continue as a going concern and the potential for us to suspend operations, sell assets or seek protection by filing a voluntary petition for bankruptcy relief if we are unable to arrange financing in the near term;
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

We have never been profitable and have incurred net losses in each year since inception. Our accumulated deficit on September 30, 2024 was $616.9 million and we have experienced cash outflows from operating activities since inception. Substantially all of our net losses resulted from costs incurred in connection with our research and development programs, from selling, general and administrative costs associated with our operations, and costs of product revenue. We have incurred significant commercialization expenses related to product sales, marketing, manufacturing and distribution of our FDA-cleared products, the T2Dx Instrument, T2Candida Panel, T2Bacteria Panel, and T2Biothreat Panel. In addition, we will continue to incur significant costs and expenses as we continue to develop other product candidates, improve existing products and maintain, expand and protect our intellectual property portfolio. We may seek to fund our operations through public equity or private equity or debt financings, as well as other sources. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements if and when needed would have a negative impact on our business, results of operations and financial condition and our ability to develop, commercialize and drive adoption of the T2Dx Instrument and the T2Candida, T2Bacteria, T2Resistance, and T2Biothreat Panels and future products.

We are subject to a number of risks similar to other early commercial stage life science companies, including, but not limited to commercially launching our products, development and market acceptance of our product candidates, development by our competitors of new technological innovations, protection of proprietary technology, and raising additional capital.

We believe that our cash and cash equivalents of $2.1 million on September 30, 2024 will not be sufficient to fund our current operating plan unless additional funds are raised during the fourth quarter of 2024. Certain elements of our operating plan cannot be considered probable, and in order to support our business we initiated a process to explore a range of strategic alternatives focused on maximizing value.

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

The Term Loan Agreement with CRG (See Note 6 of the notes to our condensed consolidated financial statements) has a minimum liquidity covenant which initially required us to maintain a minimum cash balance of $5.0 million. In May 2023, CRG reduced the minimum liquidity covenant under the Term Loan Agreement from $5.0 million to $500,000 until December 31, 2023. In July 2023, April 2024, and May 2024, the Company converted $10.0 million, $15.0 million, and $15.0 million, respectively, of the outstanding debt with CRG to equity. In October 2023, the Term Loan Agreement was amended to extend both the interest-only period and the maturity date by one year from December 30, 2024 to December 31, 2025, and permanently reduce the minimum liquidity covenant from $5.0 million to $500,000.

In September 2023, the Company’s milestone-based product development contract with BARDA expired, which may impact the Company’s ability to continue to fund the development of its next-generation products.

These conditions raise substantial doubt regarding our ability to continue as a going concern for a period of 12 months after the date that these financial statements are issued. Management’s plans to alleviate the conditions that raise substantial doubt include raising additional funding, delaying certain research projects and capital expenditures and eliminating certain future operating expenses in order to fund operations at reduced levels for us to continue as a going concern for a period of 12 months from the date these financial statements are issued. Management has concluded the likelihood that its plan to successfully obtain sufficient funding from one or more of these sources or adequately reduce expenditures, while reasonably possible, is less than probable. Accordingly, we have concluded that substantial doubt exists about our ability to continue as a going concern for a period of at least 12 months from the date of issuance of these financial statements. See Part II, Item 1A—“Risk Factors” in this Quarterly Report on Form 10-Q.

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

In February 2019, our T2Resistance Panel, or T2Resistance, was granted FDA Breakthrough Device designation and, in November 2019, was CE marked in the EU. In December 2021, we initiated a U.S. clinical trial for T2Resistance. The clinical trial is expected to be completed in 2024, and we believe the data from this trial may enable submission of a marketing application to the FDA in Q1 2025.

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

In September 2024, we received clearance from the FDA to market the T2Candida Panel for pediatric patients. The Company expects to immediately begin marketing and selling the T2Candida Panel under the expanded pediatric claim.

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

On November 20, 2023, the Company received written notice from Nasdaq informing the Company that it no longer satisfied the MVLS Rule. In accordance with the terms of the Mandatory Panel Monitor, the Company was not granted a grace period but rather issued a delist determination. The Company exercised its right to appeal by requesting a hearing and paying a non-refundable $20,000 fee, which stayed any further action by Nasdaq pending the issuance of its decision and the expiration of any extension that may be granted to the Company as a result of the hearing. The Company’s common stock remained listed and eligible to trade on Nasdaq pending the outcome of the hearing. On February 15, 2024, the Company appealed to the Nasdaq Hearings Panel for an extension to the time period in which to regain compliance with the MVLS Rule. On March 11, 2024, the Company received notice from the Nasdaq Hearings Panel that it had granted the Company’s request for continued listing on Nasdaq, subject to the Company demonstrating compliance with Nasdaq’s MVLS Rule on or before May 20, 2024. On May 21, 2024, the Company received written notice from Nasdaq informing the Company that it has regained compliance with the MVLS Rule for continued listing on the Nasdaq Capital Market.

On November 7, 2024, the Company received a letter from Nasdaq indicating that the Company’s market value of its listed securities has been below the minimum $35 million required for continued listing on the Nasdaq Capital Market, as set forth in Listing Rule 5550(b)(2) for the previous 30 consecutive trading days. In accordance with the terms of the previously imposed “Mandatory Panel Monitor” as that term is defined in Nasdaq Listing Rule 5815(d)(4)(B), the Nasdaq Listing Qualifications Staff did not grant the Company a grace period but rather issued a delist determination, which will be stayed if the Company exercises its right to appeal the determination by requesting a hearing and paying a non-refundable $20,000 fee. Subsequently, the Company paid the non-refundable $20,000 fee and plans to request a hearing, which will stay any further action by Nasdaq at least pending the issuance of the Nasdaq Hearings Panel’s decision and the expiration of any extension that may be granted by the Nasdaq Hearings Panel to the Company as a result of the hearing. The Company’s common stock will remain listed and eligible to trade on Nasdaq pending the outcome of the hearing. There can be no assurance, however, that the Nasdaq Hearings Panel will grant the Company’s request for continued listing or that the Company will evidence compliance with all applicable listing criteria prior to the expiration of any extension that may be granted by the Panel to do so.

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

Results of Operations for the Three Months Ended September 30, 2024 and 2023

	Three Months Ended September 30,
	2024	2023	Change
	(in thousands)
Revenue:
Product revenue	$1,985	$1,472	$513
Total revenue	1,985	1,472	513
Costs and expenses:
Cost of product revenue	4,101	3,925	176
Research and development	2,667	2,663	4
Selling, general and administrative	5,378	5,980	(602)
Impairment of property and equipment	—	2,511	(2,511)
Total costs and expenses	12,146	15,079	(2,933)
Loss from operations	(10,161)	(13,607)	3,446
Other income (expense):
Interest expense to related party	(370)	(1,119)	749
Change in fair value of derivative related to Term Loan with related party	77	184	(107)
Change in fair value of warrant liabilities	321	(930)	1,251
Other, net	16	47	(31)
Total other expense	44	(1,818)	1,862
Net loss	$(10,117)	$(15,425)	$5,308

Product revenue

Product revenue was $2.0 million for the three months ended September 30, 2024 compared to $1.5 million for the three months ended September 30, 2023, an increase of $0.5 million, which was driven by higher consumables sales of $0.4 million, higher instrument sales of $0.2 million, offset by lower instrument rental and service revenue of less than $0.1 million.

Cost of product revenue

Cost of product revenue was $4.1 million for the three months ended September 30, 2024, compared to $3.9 million for the three months ended September 30, 2023, an increase of $0.2 million. The increase was driven by $0.5 million of increased costs related to higher instrument sales, $0.3 million of increased costs related to higher consumable sales, $0.1 million of increase shipping costs, partially offset by $0.7 million of decreased costs because of a change in build plan and manufacturing efficiencies.

Research and development expenses

Research and development expenses were $2.7 million for the three months ended September 30, 2024, which were flat compared to $2.7 million of expenses for the three months ended September 30, 2023. Research and development project related expenses increased by $0.8 million, which were offset by decreased lab and facility expenses of $0.6 million due to lower employee headcount and material purchases and decreased payroll related and stock-based compensation expense of $0.2 million due to lower employee headcount.

Selling, general and administrative expenses

Selling, general and administrative expenses were $5.4 million for the three months ended September 30, 2024, compared to $6.0 million for the three months ended September 30, 2023, a decrease of $0.6 million. The decrease was driven by lower payroll related and stock-based compensation expenses of $0.7 million primarily due to lower employee headcount and $0.1 million of lower consulting and legal expenses, partially offset by $0.1 million of increased marketing costs and $0.1 million of increased other costs.

Impairment of property and equipment

There was no impairment of property and equipment for the three months ended September 30, 2024. Impairment of property and equipment was $2.5 million for the three months ended September 30, 2023, which was comprised of $2.3 million of impairment charges related to reagent manufacturing assets and $0.2 million of impairment charges related to T2-owned non-lease instruments.

Interest expense to related party

Interest expense to related party was $0.4 million and $1.1 million for the three months ended September 30, 2024 and 2023, respectively. Interest expense to related party decreased by $0.7 million primarily due to the cancellation of $10.0 million, $15.0 million, and $15.0 million of the CRG Term Loan’s principal in exchange for equity in July 2023, April 2024, and May 2024, respectively.

Change in fair value of derivative related to Term Loan with related party

The change in fair value of the derivative instrument associated with the CRG Term Loan Agreement (see Note 6 of the notes to our condensed consolidated financial statements) was a $0.1 million reduction of expense for the three months ended September 30, 2024, compared to a $0.2 million reduction of expense for the three months ended September 30, 2023.

Change in fair value of warrant liabilities

The change in fair value of warrant liabilities consisted of a $0.3 million reduction of expense primarily associated with the Common Stock Warrants (see Note 8 of the notes to our condensed consolidated financial statements) for the three months ended September 30, 2024. The change in fair value of the warrant liabilities consisted of $0.9 million of expense during the three months ended September 30, 2023.

Other, net

Other, net was immaterial for both the three months ended September 30, 2024 and 2023.

Results of Operations for the Nine Months Ended September 30, 2024 and 2023

	Nine Months Ended September 30,
	2024	2023	Change
	(in thousands)
Revenue:
Product revenue	$5,998	$5,091	$907
Contribution revenue	—	423	(423)
Total revenue	5,998	5,514	484
Costs and expenses:
Cost of product revenue	10,996	12,789	(1,793)
Research and development	9,749	10,984	(1,235)
Selling, general and administrative	17,589	19,575	(1,986)
Impairment of property and equipment	—	2,511	(2,511)
Total costs and expenses	38,334	45,859	(7,525)
Loss from operations	(32,336)	(40,345)	8,009
Other income (expense):
Interest expense to related party	(2,027)	(4,182)	2,155
Change in fair value of derivative related to Term Loan with related party	1,207	436	771
Change in fair value of warrant liabilities	169	4,958	(4,789)
Other, net	373	(604)	977
Total other expense	(278)	608	(886)
Net loss	$(32,614)	$(39,737)	$7,123

Product revenue

Product revenue was $6.0 million for the nine months ended September 30, 2024 compared to $5.1 million for the nine months ended September 30, 2023, an increase of $0.9 million, which was driven by higher consumables sales of $1.0 million, offset by lower instrument sales of $0.1 million.

Contribution revenue

Contribution revenue relates to our BARDA agreement and we had no contribution revenue for the nine months ended September 30, 2024 and $0.4 million of contribution revenue for the nine months ended September 30, 2023. The BARDA contract expired in September 2023.

Cost of product revenue

Cost of product revenue was $11.0 million for the nine months ended September 30, 2024, compared to $12.8 million for the nine months ended September 30, 2023, a decrease of $1.8 million. The decrease was driven by $2.6 million of decreased costs because of a change in build plan and manufacturing efficiencies and $0.4 million of lower service and repair costs, partially offset by $0.8 million of increased costs related to higher consumable sales, $0.3 million of increased shipping and other costs, and $0.1 million of increased instrument costs.

Research and development expenses

Research and development expenses were $9.7 million for the nine months ended September 30, 2024, compared to $11.0 million for the nine months ended September 30, 2023, a decrease of $1.2 million. Payroll related and stock-based compensation expenses decreased by $1.7 million due to lower employee headcount, lab and facility expenses decreased by $0.9 million due to lower employee headcount and material purchases, clinical expenses decreased by $0.4 million, and consulting expenses decreased by $0.1 million, partially offset by increased research and development project related expenses of $1.9 million.

Selling, general and administrative expenses

Selling, general and administrative expenses were $17.6 million for the nine months ended September 30, 2024, compared to $19.6 million for the nine months ended September 30, 2023, a decrease of $2.0 million. The decrease was driven by lower payroll related and stock-based compensation expenses of $2.4 million primarily due to lower employee headcount and lower other expenses of $0.1 million, partially offset by a $0.3 million increase in consulting and legal expenses, $0.1 million of increased costs related to IT support services and facilities, and $0.1 million of increased marketing costs.

Impairment of property and equipment

There was no impairment of property and equipment for the nine months ended September 30, 2024. Impairment of property and equipment was $2.5 million for the nine months ended September 30, 2023, which was comprised of $2.3 million of impairment charges related to reagent manufacturing assets and $0.2 million of impairment charges related to T2-owned non-lease instruments.

Interest expense to related party

Interest expense to related party was $2.0 million and $4.2 million for the nine months ended September 30, 2024 and 2023, respectively. Interest expense to related party decreased by $2.2 million primarily due to the cancellation of $10.0 million, $15.0 million, and $15.0 million of the CRG Term Loan’s principal in exchange for equity in July 2023, April 2024, and May 2024, respectively.

Change in fair value of derivative related to Term Loan with related party

The change in fair value of the derivative instrument associated with the CRG Term Loan Agreement (see Note 6 of the notes to our condensed consolidated financial statements) was a $1.2 million reduction of expense for the nine months ended September 30, 2024, compared to a $0.4 million reduction of expense for the nine months ended September 30, 2023.

Change in fair value of warrant liabilities

The change in fair value of warrant liabilities consisted of a $0.2 million reduction of expense primarily associated with the Common Stock Warrants (see Note 8 of the notes to our condensed consolidated financial statements) for the nine months ended September 30, 2024. The change in fair value of the warrant liabilities consisted of a $5.0 million reduction of expense during the nine months ended September 30, 2023.

Other, net

Other, net was a reduction of expense of $0.4 million for the nine months ended September 30, 2024, primarily consisting of a $0.3 million cash prize received for the Phase 2 LymeX Diagnostics Prize and $0.1 million of dividend income. Other, net was $0.6 million of expense for the nine months ended September 30, 2023, primarily consisting of issuance costs allocated to the Common Stock Warrants.

Liquidity and Capital Resources

We have incurred losses and cumulative negative cash flows from operations since our inception, and as of September 30, 2024 and December 31, 2023, we had an accumulated deficit of $616.9 million and $584.3 million, respectively. We have incurred significant commercialization expenses related to product sales, marketing, manufacturing and distribution. We may seek to continue to fund our operations through public equity or private equity or debt financings, as well as other sources. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements if and when needed would have a negative impact on our business, results of operations and financial condition.

Historically, the Company has primarily funded its operations through public equity and private debt financings. The Company believes its cash position is insufficient to fund future operations without financings during the fourth quarter of 2024. Financings may include public or private equity or debt financings. These financings may not be successful, however, or on terms favorable to the Company or its stockholders which would have a negative impact on the Company’s business, results of operations, financial condition and the Company’s ability to develop and commercialize its products and ultimately operate as a going-concern.

Equity Distribution Agreement

On March 31, 2021, the Company entered into an Equity Distribution Agreement (“Equity Distribution Agreement”) with Canaccord Genuity LLC, as agent (“Canaccord”), pursuant to which the Company may offer and sell shares of common stock, for aggregate gross sale proceeds of up to $75.0 million from time to time from the effective date of the respective registration statement through Canaccord. In July 2023, the Company filed an amendment to the prospectus supplement relating to the offer and sale of shares under the Equity Distribution Agreement to increase the maximum amount of shares that the Company may sell pursuant to its Equity Distribution Agreement with Canaccord Genuity by $65 million. At the time of the amendment, the Company had sold shares of its common stock for gross proceeds of $71.3 million. Under the Equity Distribution Agreement, the Company sold no shares of common stock during the three months ended September 30, 2024 and 1,015,385 shares of common stock during the three months ended September 30, 2023 for net proceeds of $21.7 million. Under the Equity Distribution Agreement, the Company sold 628,470 shares of common stock during the nine months ended September 30, 2024 for net proceeds of $2.2 million, and 3,167,968 shares of common stock during the nine months ended September 30, 2023 for net proceeds of $41.0 million.

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

Wainwright Equity Distribution Agreement

On July 19, 2024, the Company entered into an Equity Distribution Agreement (the "Wainwright Equity Distribution Agreement”) with H.C. Wainwright & Co., LLC, as agent (“Wainwright”), pursuant to which the Company may offer and sell shares of common stock, for aggregate gross sale proceeds of up to $14.7 million from time to time from the effective date of the respective registration statement through Wainwright. In August 2024, the Company filed a prospectus supplement relating to the offer and sale of shares under the Wainwright Equity Distribution Agreement to increase the maximum amount of shares that the Company may sell pursuant to the Wainwright Equity Distribution Agreement by $13.4 million. At the time of the prospectus supplement, the Company had sold shares of its common stock for gross proceeds of $2.8 million under the Wainwright Equity Distribution Agreement.

We pay Wainwright for its services of acting as agent 3% of the gross proceeds from the sale of the shares pursuant to the Wainwright Equity Distribution Agreement. Legal and accounting fees are reclassified to share capital upon issuance of shares under the Wainwright Equity Distribution Agreement. Under the Wainwright Equity Distribution Agreement, the Company sold 1,365,710 shares during the three and nine months ended September 30, 2024 for net proceeds of $4.1 million.

Plan of operations and future funding requirements

As of September 30, 2024, we had unrestricted cash and cash equivalents of approximately $2.1 million. Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, costs related to our products, clinical trials, laboratory and related supplies, supplies and materials used in manufacturing, legal and other regulatory expenses and general overhead costs.

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

Going Concern

We believe that our cash and cash equivalents of $2.1 million on September 30, 2024 will not be sufficient to fund our current operating plan at least 12 months from issuance of these condensed consolidated financial statements unless additional funds are raised during the fourth quarter of 2024. Certain elements of our operating plan cannot be considered probable.

The Company's Term Loan Agreement (see Note 6 of the notes to our condensed consolidated financial statements) has a minimum liquidity covenant, which initially required the Company to maintain a minimum cash balance of $5.0 million. In May 2023, CRG reduced the minimum liquidity covenant under the Term Loan Agreement from $5.0 million to $500,000 until December 31, 2023. In July 2023, April 2024, and May 2024, the Company converted $10.0 million, $15.0 million, and $15.0 million, respectively, of the outstanding debt principal with CRG to equity. In October 2023, the Term Loan Agreement was amended to extend both the interest-only period and the maturity date by one year from December 30, 2024 to December 31, 2025, and permanently reduce the minimum liquidity covenant from $5.0 million to $500,000. Unless the Company raises additional funds, management believes that it is probable that the Company will not be able to comply with the minimum liquidity covenant.

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

On November 20, 2023, the Company received written notice from Nasdaq informing the Company that it no longer satisfied the MVLS Rule. In accordance with the terms of the Mandatory Panel Monitor, the Company was not granted a grace period but rather issued a delist determination. The Company exercised its right to appeal by requesting a hearing and paying a non-refundable $20,000 fee, which stayed any further action by Nasdaq pending the issuance of its decision and the expiration of any extension that may be granted to the Company as a result of the hearing. The Company’s common stock remained listed and eligible to trade on Nasdaq pending the outcome of the hearing. On February 15, 2024, the Company appealed to the Nasdaq Hearings Panel for an extension to the time period in which to regain compliance with the MVLS Rule. On March 11, 2024, the Company received notice from the Nasdaq Hearings Panel that it had granted the Company’s request for continued listing on Nasdaq, subject to the Company demonstrating compliance with Nasdaq’s MVLS Rule on or before May 20, 2024. On May 21, 2024, the Company received written notice from Nasdaq informing the Company that it has regained compliance with the MVLS Rule for continued listing on the Nasdaq Capital Market.

On November 7, 2024, the Company received a letter from Nasdaq indicating that the Company’s market value of its listed securities has been below the minimum $35 million required for continued listing on the Nasdaq Capital Market, as set forth in Listing Rule 5550(b)(2) for the previous 30 consecutive trading days. In accordance with the terms of the previously imposed “Mandatory Panel Monitor” as that term is defined in Nasdaq Listing Rule 5815(d)(4)(B), the Nasdaq Listing Qualifications Staff did not grant the Company a grace period but rather issued a delist determination, which will be stayed if the Company exercises its right to appeal the determination by requesting a hearing and paying a non-refundable $20,000 fee. Subsequently, the Company paid the non-refundable $20,000 fee and plans to request a hearing, which will stay any further action by Nasdaq at least pending the issuance of the Nasdaq Hearings Panel’s decision and the expiration of any extension that may be granted by the Nasdaq Hearings Panel to the Company as a result of the hearing. The Company’s common stock will remain listed and eligible to trade on Nasdaq pending the outcome of the hearing. There can be no assurance, however, that the Nasdaq Hearings Panel will grant the Company’s request for continued listing or that the Company will evidence compliance with all applicable listing criteria prior to the expiration of any extension that may be granted by the Panel to do so.

These conditions raise substantial doubt regarding our ability to continue as a going concern for a period of 12 months after the date that these financial statements are issued. Management's plans to alleviate the conditions that raise substantial doubt include raising additional funding and maintaining reduced operating expenses in order to continue as a going concern for a period of 12 months from the date these financial statements are issued. Management has concluded the likelihood that its plan to successfully obtain sufficient funding from one or more of these sources or maintain reduced expenditures, while reasonably possible, is less than probable. Accordingly, we have concluded that substantial doubt exists about our ability to continue as a going concern for a period of at least 12 months from the date of issuance of these financial statements.

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

Cash flows

The following is a summary of cash flows for each of the periods set forth below:

	Nine Months Ended September 30,
	2024	2023
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(27,176)	$(38,720)
Investing activities	—	(166)
Financing activities	13,570	51,876
Net change in cash, cash equivalents and restricted cash	$(13,606)	$12,990

Net cash used in operating activities

Net cash used in operating activities was approximately $27.2 million for the nine months ended September 30, 2024 and consisted of a net loss of $32.6 million adjusted for non-cash items including stock-based compensation expense of $2.0 million, non-cash lease expense of $1.1 million, non-cash interest expense to related party of $0.5 million, a change in fair value of warrant liabilities of $0.2 million, depreciation and amortization expense of $0.2 million, a change in fair value of the derivative related to Term Loan with related party of $1.2 million, and a net change in operating assets and liabilities of $3.0 million. The net change in operating assets and liabilities was primarily driven by an increase in accounts payable of $2.7 million due to the timing of invoices, payments, and an increase in past due payables, a decrease in prepaid expenses and other assets of $1.4 million due to the timing of deposits for goods and services, and a decrease in inventory of $1.0 million due to the timing of purchases and shipments, partially offset by a decrease in operating lease liabilities of $1.2 million, an increase in accounts receivable of $0.6 million due to the timing and volume of instrument and consumable sales, and a decrease in accrued expenses and other liabilities of $0.3 million.

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

Net cash used in investing activities

There was no net cash provided by or used in investing activities for the nine months ended September 30, 2024.

Net cash used in investing activities was $0.2 million for the nine months ended September 30, 2023, and consisted of equipment purchases.

Net cash provided by financing activities

Net cash provided by financing activities was approximately $13.6 million for the nine months ended September 30, 2024, and consisted of proceeds from the May 2024 private offering, net of issuance costs, of $7.3 million and proceeds from sales of our common stock under the Equity Distribution Agreement and Wainwright Equity Distribution Agreement, net of issuance costs, of $6.2 million.

Net cash provided by financing activities was approximately $51.9 million for the nine months ended September 30, 2023, and consisted primarily of proceeds from sales of our common stock under the Equity Distribution Agreement, net of issuance costs, of $41.0 million and proceeds from the February 2023 public offering, net of issuance costs, of $10.9 million, offset by payment of debt issuance costs of $0.1 million.

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

The warrants to purchase 218 shares of our common stock remain outstanding on September 30, 2024. There were no covenant violations during the three and nine months ended September 30, 2024.

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

Classification

The Term Loan Agreement with CRG was classified as a current liability both September 30, 2024 and December 31, 2023. In May 2023, we received a modification and waiver reducing the Term Loan’s minimum cash covenant from $5.0 million to $500,000 until December 31, 2023. In addition, in October 2023, the interest-only period and maturity of the Term Loan were extended to December 31, 2025, and the $500,000 liquidity covenant was made permanent. Because management believes it is probable that we will not be able to comply with the covenant unless additional funds are raised, we concluded that the Term Loan and related liabilities should be classified as current.

We have a single compound derivative instrument related to our Term Loan Agreement that requires us to pay additional interest of 4% per annum upon an event of default or if any obligation other than the unpaid principal amount of the Term Loan is not paid when due. Fair value is determined quarterly. The fair value of the derivative was $0.3 million and $1.6 million as of September 30, 2024 and December 31, 2023, respectively, and is classified as a current liability on the condensed consolidated balance sheets to match the classification of the related Term Loan Agreement.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Management, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of September 30, 2024. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized, and reported on a timely basis and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.

Based on the evaluation of our disclosure controls and procedures as of September 30, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company’s disclosure controls and procedures were not effective due to material weaknesses in our internal control over (1) the timeliness of assumptions and accounting conclusions reached for unusual transactions, (2) the accounting impact of changes in our sales demand forecast, (3) our year-end reagent inventory count process, and (4) the review of the year-end tax provision and 382 study prepared by third-party experts. Each of these material weaknesses were included in the Form 10-K for the year ended December 31, 2023 and remain unremediated as of September 30, 2024.

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

(b) Changes in Internal Control over Financial Reporting

Except as noted above, there have been no changes to the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting during the three months ended September 30, 2024.

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

There is substantial doubt about our ability to continue as a going concern if we are unable to raise additional capital to finance our operations. If we are unable to arrange financing in the near term we may be forced to suspend operations, sell assets or seek protection by filing a voluntary petition for bankruptcy relief, which would have a material adverse effect on our business and could impact your investment.

As of September 30, 2024, we had $2.1 million in unrestricted cash and cash equivalents which, without additional funding, will not be sufficient to meet our obligations for a period of 12 months after the date that the financial statements are issued. The Company believes its cash position is insufficient to fund future operations without financings during the fourth quarter of 2024. Based on their assessment, our management has substantial doubt about the Company's ability to continue as a going concern. As substantial doubt about our ability to continue as a going concern exists, our ability to finance our operations through equity financing or otherwise could be impaired.

Our ability to fund working capital, make capital expenditures, and service our debt depends on our ability to generate cash from operating activities, which is subject to its future operating success, and obtain financing on reasonable terms, which is subject to factors beyond our control, including general economic, political, and financial market conditions. The capital markets have in the past experienced, are currently experiencing, and may in the future experience, periods of upheaval that could impact the availability and cost of financing and there can be no assurances that such financing will be available to the Company on satisfactory terms, or at all. Management continues to explore raising additional capital through equity financing to supplement the Company’s capitalization and liquidity, but there can be no assurance that such financing will be available on terms commercially acceptable to the Company, or at all. Any inability to raise adequate funds on commercially reasonable terms in the near term could force us to suspend operations, sell assets or seek protection by filing a voluntary petition for bankruptcy relief, which may result in a significant decrease in value for all stockholders and cause our stockholders to lose some or all of their investment.

Our failure to maintain the continued listing requirements of The Nasdaq Capital Market could result in a delisting of our common stock.

In 2023, the Company received notice from The Nasdaq Stock Market LLC (“Nasdaq”) indicating that, for the last thirty consecutive business days, the bid price for the Company’s common stock had closed below the minimum $1.00 per share requirement for continued listing on the Nasdaq Capital Market under Nasdaq Listing Rule 555(a)(2) (the “Minimum Bid Price Rule”) and also that its securities were subject to delisting due to non-compliance with the Minimum Bid Price Rule and to maintain a minimum value of listed securities (the “MVLS Rule”) of at least $35 million. The Company requested a hearing with Nasdaq and, on July 6, 2023, appealed to the Nasdaq Hearings Panel for an extension to the time period in which to regain compliance with the MVLS Rule and the

Minimum Bid Price Rule. On July 26, 2023, we filed a definitive proxy statement to effect a reverse stock split of our common stock in connection with our annual meeting that occurred in September 2023 as required by the Nasdaq Hearings Panel. On August 9, 2023, the Company received written notice from Nasdaq informing the Company that it had regained compliance with the MVLS Rule. On September 15, 2023, at the Company’s annual meeting of stockholders, the Company’s stockholders approved an amendment to the Company’s restated certificate of incorporation to effect a reverse stock split of the Company’s common stock. On October 12, 2023, the Company announced that its board of directors had approved the reverse stock split at the ratio of 1 post-split share for every 100 pre-split shares, which was effective as of October 12, 2023.

On October 31, 2023, the Company received written notice from Nasdaq informing the Company that it had regained compliance with the Minimum Bid Price Rule. The Company was subject to a Mandatory Panel Monitor for a period of one year. If, within that one-year monitoring period, the Company failed to comply with the Minimum Bid Price Rule, the Company would not be permitted additional time to regain compliance with the Minimum Bid Price Rule. However, the Company would have an opportunity to request a new hearing with the Nasdaq Hearings Panel prior to the Company’s securities being delisted from Nasdaq.

On November 20, 2023, the Company received written notice from Nasdaq informing the Company that it no longer satisfied the MVLS Rule. In accordance with the terms of the Mandatory Panel Monitor, the Company was not granted a grace period but rather issued a delist determination. The Company exercised its right to appeal by requesting a hearing and paying a non-refundable $20,000 fee, which stayed any further action by Nasdaq pending the issuance of its decision and the expiration of any extension that may be granted to the Company as a result of the hearing. The Company’s common stock remained listed and eligible to trade on Nasdaq pending the outcome of the hearing. On February 15, 2024, the Company appealed to the Nasdaq Hearings Panel for an extension to the time period in which to regain compliance with the MVLS Rule. On March 11, 2024, the Company received notice from the Nasdaq Hearings Panel that it had granted the Company’s request for continued listing on Nasdaq, subject to the Company demonstrating compliance with Nasdaq’s MVLS Rule on or before May 20, 2024. On May 21, 2024, the Company received written notice from Nasdaq informing the Company that it has regained compliance with the MVLS Rule for continued listing on the Nasdaq Capital Market. Nasdaq has informed the Company that it will be subject to a Mandatory Panel Monitor for a period of one year from the date of the letter. If, within that one-year monitoring period, the Company fails to comply with any continued listing requirement, the Company will not be permitted additional time to regain compliance with such requirement. However, the Company will have an opportunity to request a new hearing with the Nasdaq Listing Qualifications Hearing Panel prior to the Company’s securities being delisted from Nasdaq.

On November 7, 2024, the Company received a letter from Nasdaq indicating that the Company’s market value of its listed securities has been below the minimum $35 million required for continued listing on the Nasdaq Capital Market, as set forth in Listing Rule 5550(b)(2) for the previous 30 consecutive trading days. In accordance with the terms of the previously imposed “Mandatory Panel Monitor” as that term is defined in Nasdaq Listing Rule 5815(d)(4)(B), the Nasdaq Listing Qualifications Staff did not grant the Company a grace period but rather issued a delist determination, which will be stayed if the Company exercises its right to appeal the determination by requesting a hearing and paying a non-refundable $20,000 fee. Subsequently, the Company paid the non-refundable $20,000 fee and plans to request a hearing, which will stay any further action by Nasdaq at least pending the issuance of the Nasdaq Hearings Panel’s decision and the expiration of any extension that may be granted by the Nasdaq Hearings Panel to the Company as a result of the hearing. The Company’s common stock will remain listed and eligible to trade on Nasdaq pending the outcome of the hearing. There can be no assurance, however, that the Nasdaq Hearings Panel will grant the Company’s request for continued listing or that the Company will evidence compliance with all applicable listing criteria prior to the expiration of any extension that may be granted by the Panel to do so.

The failure to maintain the continued listing of our common stock on the Nasdaq may make it more difficult for us to raise capital on favorable terms in the future. Such a delisting would likely have a negative effect on the price of our common stock and would impair your ability to sell or purchase our common stock when you wish to do so. Further, if we were to be delisted from Nasdaq, our common stock would cease to be recognized as covered securities and we would be subject to regulation in each state in which we offer our securities. Moreover, there is no assurance that any actions that we take to restore our compliance with the MVLS Rule and Minimum Bid Price Rule will stabilize the market price or improve the liquidity of our common stock, prevent our common stock from falling below the minimum value of listed securities required for continued listing again, or prevent future non-compliance with Nasdaq’s listing requirements.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a)
None.
(b)
None.
(c)
None of the Company's directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company's fiscal quarter ended September 30, 2024, as such terms are defined under Item 408(a) of Regulation S-K under the Exchange Act.

Item 6. Exhibits, Financial Statement Schedules

Exhibit Number	Exhibit Description

1.1

At The Market Offering Agreement, dated as of July 19, 2024, by and between T2 Biosystems, Inc. and H.C. Wainwright & Co., LLC. (incorporated by reference to Exhibit 1.1 of the Company’s Form S-3 (File No. 333-280922) filed on July 19, 2024)

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

4.4	Form of Warrant (incorporated by reference to Exhibit 4.1 of the Company’s Form 10-Q (File No. 001-36571) filed on August 16, 2022)

4.5	Pre-Funded Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K (File No. 001-36571) filed on February 16, 2023)

4.6	Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K (File No. 001-36571) filed on February 16, 2023)

4.7	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K (File No. 001-36571) filed on May 20, 2024)

4.8	Form of Series A Warrant (incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K (File No. 001-36571) filed on May 20, 2024)

4.9	Form of Series B Warrant (incorporated by reference to Exhibit 4.3 of the Company’s Form 8-K (File No. 001-36571) filed on May 20, 2024)

4.10	Form of Wainwright Warrant (incorporated by reference to Exhibit 4.4 of the Company’s Form 8-K (File No. 001-36571) filed on May 20, 2024)

Exhibit Number	Exhibit Description
10.1*	Amendment No. 7 to Commercial Lease, dated October 30 2024, between Columbus Day Realty, Inc. and T2 Biosystems, Inc.

10.2*	Amendment to Retention Bonus Letter Agreement, dated November 13, 2024, by and between T2 Biosystems, Inc. and John Sprague

10.3*	Amendment to Retention Bonus Letter Agreement, dated November 13, 2024, by and between T2 Biosystems, Inc. and Michael Gibbs

31.1*	Certification of principal executive officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of principal financial officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

T2 BIOSYSTEMS, INC.

Date: November 14, 2024	By:	/s/ JOHN SPERZEL
John Sperzel
President, Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Date: November 14, 2024	By:	/s/ JOHN M. SPRAGUE
John M. Sprague
Chief Financial Officer
(Principal Accounting Officer and Principal Financial Officer)